Form 10-Q
period 2008-06-30
C C Media Holdings Inc
filed 2008-08-11
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
Commission file number
000-53354
CC MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	26-0241222 (I.R.S. Employer Identification No.)

200 East Basse Road San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Class A common stock, $.001 par value	23,646,625
Class B common stock, $.001 par value	555,556
Class C common stock, $.001 par value	58,967,502

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$668,093	$145,148
Accounts receivable, net of allowance of $63,049 in 2008 and $59,169 in 2007	1,773,939	1,693,218
Prepaid expenses	138,527	116,902
Other current assets	328,340	243,248
Current assets from discontinued operations	—	96,067

Total Current Assets	2,908,899	2,294,583

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	847,153	840,832
Structures	4,026,209	3,901,941
Towers, transmitters and studio equipment	587,576	600,315
Furniture and other equipment	526,128	527,714
Construction in progress	145,305	119,260

	6,132,371	5,990,062
Less accumulated depreciation	3,050,884	2,939,698

	3,081,487	3,050,364

Property, plant and equipment from discontinued operations, net	13,280	164,724

INTANGIBLE ASSETS
Definite-lived intangibles, net	523,479	485,870
Indefinite-lived intangibles — licenses	4,214,057	4,201,617
Indefinite-lived intangibles — permits	252,794	251,988
Goodwill	7,256,252	7,210,116
Intangible assets from discontinued operations, net	25,441	219,722

OTHER ASSETS
Notes receivable	12,066	12,388
Investments in, and advances to, nonconsolidated affiliates	300,905	346,387
Other assets	316,125	303,791
Other investments	167,835	237,598
Other assets from discontinued operations	5,752	26,380

Total Assets	$19,078,372	$18,805,528

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$141,301	$165,533
Accrued expenses	836,411	912,665
Accrued interest	83,947	98,601
Accrued income taxes	142,338	79,973
Current portion of long-term debt	1,228,415	1,360,199
Deferred income	224,958	158,893
Current liabilities from discontinued operations	—	37,413

Total Current Liabilities	2,657,370	2,813,277

Long-term debt	4,543,904	5,214,988
Other long-term obligations	191,289	127,384
Deferred income taxes	828,992	793,850
Other long-term liabilities	510,123	567,848
Long-term liabilities from discontinued operations	—	54,330

Minority interest	470,659	436,360
Commitments and contingent liabilities (Note 5)

SHAREHOLDERS’ EQUITY
Common Stock	49,837	49,808
Additional paid-in capital	26,886,854	26,858,079
Retained deficit	(17,407,163)	(18,489,143)
Accumulated other comprehensive income	354,670	383,698
Cost of shares held in treasury	(8,163)	(4,951)

Total Shareholders’ Equity	9,876,035	8,797,491

Total Liabilities and Shareholders’ Equity	$19,078,372	$18,805,528

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenue	$3,395,285	$3,307,269	$1,831,078	$1,802,192
Operating expenses:
Direct operating expenses (includes share-based payments of $8,187, $8,172, $4,583 and $5,172 for the six and three months ended June 30, 2008 and 2007, respectively, and excludes depreciation and amortization)	1,449,432	1,304,134	743,485	676,255
Selling, general and administrative expenses (includes share-based payments of $6,508, $7,331, $3,373 and $4,499 for the six and three months ended June 30, 2008 and 2007, respectively, and excludes depreciation and amortization)	872,115	863,509	445,734	447,190
Depreciation and amortization	294,466	280,994	142,188	141,309
Corporate expenses (includes share-based payments of $5,687, $6,082, $2,836 and $3,668 for the six and three months ended June 30, 2008 and 2007, respectively, and excludes depreciation and amortization)	94,277	91,194	47,974	43,044
Merger expenses	7,845	4,370	7,456	2,684
Gain on disposition of assets — net	19,451	10,943	17,354	3,996

Operating income	696,601	774,011	461,595	495,706
Interest expense	182,178	234,499	82,175	116,422
Gain (loss) on marketable securities	34,262	(15)	27,736	(410)
Equity in earnings of nonconsolidated affiliates	92,035	16,699	8,990	11,435
Other income (expense) — net	5,701	328	(6,086)	340

Income before income taxes, minority interest and discontinued operations	646,421	556,524	410,060	390,649
Income tax benefit (expense):
Current	(124,880)	(154,430)	(101,047)	(122,071)
Deferred	(66,838)	(75,822)	(24,090)	(37,715)

Income tax benefit (expense)	(191,718)	(230,252)	(125,137)	(159,786)
Minority interest expense, net of tax	16,017	15,246	7,628	14,970

Income before discontinued operations	438,686	311,026	277,295	215,893
Income from discontinued operations, net	643,294	27,186	5,032	20,097

Net income	$1,081,980	$338,212	$282,327	$235,990

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	44,547	45,889	(13,420)	37,138
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(47,578)	(11,177)	(42,457)	(4,218)
Reclassification adjustment for gains included in net income	(25,997)	—	(25,997)	—

Comprehensive income	$1,052,952	$372,924	$200,453	$268,910

Net income per common share:
Income before discontinued operations — Basic	$.89	$.63	$.56	$.44
Discontinued operations — Basic	1.30	.05	.01	.04

Net income — Basic	$2.19	$.68	$.57	$.48

Weighted average common shares — basic	494,975	494,105	495,201	494,364
Income before discontinued operations — Diluted	$.88	$.63	$.56	$.44
Discontinued operations — Diluted	1.30	.05	.01	.04

Net income — Diluted	$2.18	$.68	$.57	$.48

Weighted average common shares — diluted	496,637	495,280	496,887	495,688

Dividends declared per share	$—	$.375	$—	$.1875
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,081,980	$338,212
(Income) loss from discontinued operations, net	(643,294)	(27,186)

	438,686	311,026

Reconciling items:
Depreciation and amortization	294,466	280,994
Deferred taxes	66,838	75,822
(Gain) loss on disposal of assets	(19,451)	(10,943)
(Gain) loss forward exchange contract	2,496	9,505
(Gain) loss on trading securities	(849)	(9,490)
Provision for doubtful accounts	19,042	16,091
Share-based compensation	20,382	21,585
Equity in earnings of nonconsolidated affiliates	(92,035)	(16,699)
Other reconciling items — net	(6,608)	13,935
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(37,012)	(20,832)

Net cash provided by operating activities	685,955	670,994
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	1,859	(242)
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	24,664	10,331
Sales (purchases) of investments — net	123,187	(384)
Purchases of property, plant and equipment	(211,726)	(152,976)
Proceeds from disposal of assets	44,311	18,180
Acquisition of operating assets, net of cash acquired	(144,138)	(51,539)
Decrease (increase) in other — net	(16,286)	(25,386)

Net cash used in investing activities	(178,129)	(202,016)
Cash flows from financing activities:
Draws on credit facilities	691,122	368,872
Payments on credit facilities	(873,741)	(576,527)
Payments on long-term debt	(625,856)	(249,392)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants and other	17,291	75,985
Payments on forward exchange contract	(110,410)	—
Payments for purchase of common shares	(3,780)	—
Dividends paid	(93,367)	(185,641)

Net cash used in financing activities	(998,741)	(566,703)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(85,026)	21,463
Net cash provided by investing activities	1,098,886	52,046
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	1,013,860	73,509

Net (decrease) increase in cash and cash equivalents	522,945	(24,216)

Cash and cash equivalents at beginning of period	145,148	116,000

Cash and cash equivalents at end of period	$668,093	$91,784

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS
     Information Regarding Registrant
CC Media Holdings, Inc. (the “Company”) was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. for the purpose of acquiring the business of Clear Channel Communications, Inc., a Texas company (“Clear Channel”). The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”). As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain principals of the Company and that were rolled over and exchanged for shares of Class A common stock of the Company, were either exchanged for (i) $36.00 in cash consideration, without interest, or (ii) one share of Class A common stock of the Company.
In connection with the merger, the Company issued approximately 23.6 million shares of Class A common stock, approximately 0.6 million shares of Class B common stock and approximately 59.0 million shares of Class C common stock.
Immediately following the closing of the merger the Company had aggregate principal amount of debt outstanding of approximately $20.8 billion. The following is a summary of the Company’s new debt incurred in connection with the merger:
•	a $1.33 billion term loan A facility, with a maturity of six years;

•	a $10.7 billion term loan B facility with a maturity of seven years and six months;

•	a $695.9 million term loan C- asset sale facility, with a maturity of seven years and six months;

•	$1.25 billion delayed draw term loan facilities with maturities of seven years and six months, up to $750 million of which may be drawn on or after the merger closing date to purchase or repay Clear Channel’s outstanding 7.65% senior notes due 2010, and the remainder of which will be available after the merger closing date to purchase or repay Clear Channel’s outstanding 4.25% senior notes due 2009;

•	a $2.0 billion revolving credit facility with a maturity of six years, including a letter of credit sub-facility and a swingline loan sub-facility;

•	a $783.5 million receivables based credit facility providing revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the merger closing date plus $250 million, subject to a borrowing base; and

•	$980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.33 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
The Company will account for its acquisition of Clear Channel as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. The Company expects to allocate a portion of the consideration paid to the assets and liabilities acquired at their respective fair values with the remaining portion recorded at the continuing shareholders basis. Any excess consideration after this allocation will be recorded as goodwill. The Company is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to allocate the purchase price. The Company will complete its purchase price allocation within one year of the closing of the acquisition.
Prior to the consummation of its acquisition of Clear Channel on July 30, 2008, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. Certain references to the Company for the periods covered by this quarterly report on Form 10-Q are to Clear Channel and its subsidiaries. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries.
All of the information in this Quarterly Report on Form 10-Q is presented using the historical results of operations and the historical basis of assets, liabilities and equity of Clear Channel as of June 30, 2008 and December 31, 2007.
     Preparation of Interim Financial Statements
The consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.

Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in Clear Channel’s 2007 Annual Report on Form 10-K and its Current Report on Form 8-K filed May 30, 2008.
The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.
     Certain Reclassifications
The historical financial statements and footnote disclosures have been revised to exclude amounts related to the Company’s television business and certain radio stations as discussed below.
     Discontinued Operations and Assets Held for Sale
Sale of non-core radio stations
During the first quarter of 2008, the Company revised its plans to sell 173 of its previously announced 448 non-core radio station sales because it determined that market conditions were not advantageous to complete the sales. The Company intends to hold and operate these 173 stations. 145 of these non-core stations were classified as discontinued operations and no longer met the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”) for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these 145 stations were reclassified to continuing operations in the Company’s consolidated financial statements for the six and three months ended June 30, 2007 and as of December 31, 2007.
The following table presents the activity related to the Company’s planned divestitures of radio stations:

Total radio stations announced as being marketed for sale on November 16, 2006	448
Total radio stations no longer being marketed for sale	(173)

Adjusted number of radio stations being marketed for sale (“Non-core” radio stations)	275
Non-core radio stations sold through June 30, 2008	(238)

Remaining non-core radio stations at June 30, 2008 classified as discontinued operations	37
Non-core radio stations under definitive asset purchase agreements	(34)

Non-core radio stations being marketed for sale	3

Sale of other radio stations
In addition to its non-core stations, the Company had definitive asset purchase agreements for 8 stations at June 30, 2008.
The Company determined that each of the radio station markets represent a disposal group. Consistent with the provisions of Statement 144, the Company classified these assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of June 30, 2008, the Company determined that the estimated fair value less costs to sell attributable to these assets was in excess of the carrying value of their related net assets held for sale.
Sale of the television business
On March 14, 2008, the Company announced it had completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, the Company recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” in its consolidated statement of operations during the six months ended June 30, 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for the six and three months ended June 30, 2007. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Summarized Financial Information of Discontinued Operations
Summarized operating results of discontinued operations for the six and three months ended June 30, 2008 and 2007 are as follows:

	Six Months		Three Months
(In thousands)	2008	2007	2008	2007
Revenue	$73,853	$237,729	$3,970	$120,724
Income before income taxes	$699,921	$48,207	$4,557	$38,842
Included in income from discontinued operations, net are income tax expenses of $56.6 million for the six months ended June 30, 2008. For the three months ended June 30, 2008, a tax benefit of approximately $0.5 million was recorded in discontinued operations due to the utilization of capital loss carryforwards during the period. Also included in income from discontinued operations for the six months ended June 30, 2008 is a gain of $688.2 million related to the sale of the Company’s television business and certain radio stations. The Company estimates utilization of approximately $588.7 million of capital loss carryforwards to offset a portion of the taxes associated with these gains. The Company recorded approximately $706.2 million in capital loss carryforwards remaining as of June 30, 2008.
Included in income from discontinued operations, net are income tax expenses of $21.0 million and $18.7 million for the six and three months ended June 30, 2007, respectively. Included in income from discontinued operations for the six and three months ended June 30, 2007 is a gain of $19.6 million and $16.8 million related to the sale of certain radio stations.
The following table summarizes the carrying amount at June 30, 2008 and December 31, 2007 of the major classes of assets and liabilities of the Company’s businesses classified as discontinued operations:

	June 30,	December 31,
(In thousands)	2008	2007

Assets
Accounts receivable, net	$—	$76,426
Other current assets	—	19,641

Total current assets	$—	$96,067

Land, buildings and improvements	$7,785	$73,138
Transmitter and studio equipment	12,696	207,230
Other property, plant and equipment	2,211	22,781
Less accumulated depreciation	9,412	138,425

Property, plant and equipment, net	$13,280	$164,724

Definite-lived intangibles, net	$—	$283
Licenses	3,436	107,910
Goodwill	22,005	111,529

Total intangible assets	$25,441	$219,722

Film rights	$—	$18,042
Other long-term assets	5,752	8,338

Total other assets	$5,752	$26,380

Liabilities
Accounts payable and accrued expenses	$—	$10,565
Film liability	—	18,027
Other current liabilities	—	8,821

Total current liabilities	$—	$37,413

Film liability	$—	$19,902
Other long-term liabilities	—	34,428

Total long-term liabilities	$—	$54,330

     Recent Accounting Pronouncements
On March 19, 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement 161”). Statement 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the disclosure requirements beginning January 1, 2009.
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15,

2008, and early adoption is prohibited. The Company will adopt FSP FAS 142-3 on January 1, 2009. FSP FAS 142-3’s impact is dependent upon acquisitions at that time.
     New Accounting Standards
The Company adopted Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”), which permits entities to measure many financial instruments and certain other items at fair value at specified election dates that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The provisions of Statement 159 were effective as of January 1, 2008. The Company did not elect the fair value option under this standard upon adoption.
The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“Statement 157”) on January 1, 2008 and began to apply its recognition and disclosure provisions to its financial assets and financial liabilities that are remeasured at fair value at least annually. Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company holds marketable equity securities classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement 115”). These equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the equity securities at fair value are observable, the Company has categorized the securities as Level 1.
The Company was party to two U.S. dollar — Euro cross currency swap contracts as discussed in Note 3. The Company was also a party to $1.1 billion of interest rate swap contracts that were designated as fair value hedges of the underlying fixed-rate debt obligations. The fair values of the cross-currency swap contracts and interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Due to the fact that the inputs are either directly or indirectly observable, the Company classified these contracts as Level 2. The cross currency and interest rate swap contracts were terminated on July 30, 2008 and July 10, 2008, respectively.
The Company held options under two secured forward exchange contracts as discussed in Note 3. The fair value of these contracts is determined using option pricing models that include both observable and unobservable inputs (principally volatility). As a result of the impact that volatility has on the calculation of fair value, the Company classified these contracts as Level 3. These contracts were terminated effective June 13, 2008.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 at June 30, 2008 were as follows:

	Quoted Prices in Active
	markets for Identical	Significant Other	Significant
	Assets	Observable Inputs	Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)
Asset / (Liability)
Available-for-sale securities	$161,162	$—	$—
Derivatives	—	(177,509)	—

Total	$161,162	$(177,509)	$—

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, Statement 157 requires a reconciliation of the beginning and ending balances as follows:

(In thousands)	2008
Beginning balance at January 1	$(16,978)
Loss included in “Gain (loss) on marketable securities”	(802)
Settlement	17,780

Ending balance at June 30	$—

Note 2: INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in its Americas and International outdoor segments, talent and program right contracts in its radio segment, and contracts for non-affiliated radio and television stations in the Company’s media representation operations. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$931,941	$666,231	$867,283	$613,897
Representation contracts	447,010	232,188	400,316	212,403
Other	85,128	42,181	84,004	39,433

Total	$1,464,079	$940,600	$1,351,603	$865,733

Total amortization expense from continuing operations related to definite-lived intangible assets for the six and three months ended June 30, 2008 and for the year ended December 31, 2007 was $49.4 million, $25.4 million and $105.0 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2009	$92,839
2010	74,854
2011	59,686
2012	48,351
2013	43,350
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
Indefinite-lived Intangibles
The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location which allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
The Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using a direct method. This direct method assumes that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

Under the direct method, the Company aggregates its indefinite-lived intangible assets at the market level for purposes of impairment testing. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information.
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units for radio broadcasting and Americas outdoor advertising are the reportable segments. The Company determined that each country in its International outdoor segment constitutes a reporting unit. The following table presents the changes in the carrying amount of goodwill the Company recorded in each of its reportable segments for the six month period ended June 30, 2008:

			International
(In thousands)	Radio	Americas Outdoor	Outdoor	Other	Total

Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116
Acquisitions	—	—	12,686	—	12,686
Dispositions	(371)	—	—	—	(371)
Foreign currency	—	(62)	35,121	—	35,059
Adjustments	(163)	(1,075)	—	—	(1,238)

Balance as of June 30, 2008	$6,044,993	$687,199	$522,060	$2,000	$7,256,252

Note 3: DERIVATIVE INSTRUMENTS
The Company held options under two secured forward exchange contracts that limited its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options were not designated as hedges of the underlying shares of AMT. Under the terms of the contracts, the Company received proceeds at inception, which it accreted using the effective interest method over the life of the contracts. The accreted value of the debt obligation was $89.1 million and the fair value of the options was a liability of $17.8 million at June 13, 2008.
To offset the change in the fair value of these contracts, the Company had recorded AMT shares as trading securities. The Company also held AMT shares classified as available for sale. The fair value of the Company’s AMT securities on June 13, 2008 was $125.7 million.
The Company terminated the contracts effective June 13, 2008. The Company received net proceeds of $15.2 million and recorded a net gain of $27.0 million in “Gain on marketable securities” related to terminating the contracts and selling its AMT shares.
The Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. The Company entered into two U.S. dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $191.3 million at June 30, 2008 and $127.4 million at December 31, 2007, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income in the same manner as the underlying hedged net assets. As of June 30, 2008, a $119.9 million loss, net of tax, was recorded as a cumulative translation adjustment to accumulated other comprehensive income related to the cross currency swap. The cross currency swap contracts were terminated on July 30, 2008.

Note 4: OTHER DEVELOPMENTS
     Acquisitions
The Company acquired two FCC licenses in its radio segment for $11.4 million in cash during 2008. The Company acquired outdoor display faces and additional equity interests in international outdoor companies for $83.6 million in cash during 2008. The Company’s national representation business acquired representation contracts for $49.1 million in cash during 2008.
During 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets — net.”
     Disposition of Assets
The Company received proceeds of $88.9 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $25.7 million as a component of “income from discontinued operations, net” during the six months ended June 30, 2008. The Company received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “income from discontinued operations, net” during the six months ended June 30, 2008.
The Company’s effective tax rate for the three months ended June 30, 2008 was 30.5% as compared to 40.9% for the same period of the prior year. The decline was primarily due to the release of the valuation allowance on the capital loss carryforwards that were used to offset the taxable gain from the disposition of our AMT shares.
In addition, the Company sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. The sale of Clear Channel Independent was a tax free disposition thereby resulting in no current tax expense recognized on the sale. Due to the release of the valuation allowance on the capital loss carryforwards that were used to offset the taxable gain from the disposition of the AMT shares and the tax free disposition of Clear Channel Independent, the Company’s effective tax rate for the six months ended June 30, 2008 was 29.7%.
     Debt Maturities
On January 15, 2008, the Company redeemed its 4.625% Senior Notes at their maturity for $500.0 million plus accrued interest with proceeds from its bank credit facility.
On June 15, 2008, the Company redeemed its 6.625% Senior Notes at their maturity for $125.0 million with available cash on hand.
     Legal Proceedings
Plaintiff Grantley Patent Holdings, Ltd. (“Grantley”) sued the Company and nine of its subsidiaries for patent infringement in the United States District Court for the Eastern District of Texas in November 2006. The four patents at issue claim methods and systems for electronically combining a traffic and billing system and a software yield management system to create an inventory management system for the broadcast media industry. The Company contended that the patents are invalid and alternatively, that its systems did not infringe the patents. The case was tried before a jury beginning April 14, 2008. On April 22, 2008 the jury found that the patents at issue were valid and that the Company infringed the patents and awarded damages to Grantley. A final judgment of $89.8 million was entered by the court on June 10, 2008, which includes damages, plus pre-judgment and post-judgment interest and a post-judgment royalty. The Company plans to vigorously contest the judgment through an appeal to the U.S. Court of Appeals for the Federal Circuit. The Company’s potential loss for this proceeding is within a range of outcomes. The Company has accrued the minimum amount within the range because no amount within the range represents a better estimate of the potential loss. Ultimate resolution of the case could result in material additional expense.
The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions or the effectiveness of its strategies related to these proceedings.
Note 5: COMMITMENTS AND CONTINGENCIES
Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.
As discussed in Note 4, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.
In July 2008, the Company announced that Rush Limbaugh renewed his contract, continuing multi-year syndication of The Rush Limbaugh Show and syndication of The Rush Limbaugh Morning Update. Furthermore, the Company, in partnership with Mr. Limbaugh, will continue to oversee The Limbaugh Letter and RushLimbaugh.com.
Note 6: GUARANTEES
At June 30, 2008, the Company guaranteed $40.0 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of June 30, 2008, no amounts were outstanding under these agreements.
As of June 30, 2008, the Company had outstanding commercial standby letters of credit and surety bonds of $225.0 million and $159.7 million, respectively. A letter of credit in the amount of $107.7 million is collateral in support of a surety bond and this amount would only be drawn under the letter of credit in the event the associated surety bond was funded and the Company did not honor its reimbursement obligation to the issuer.
These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.
Note 7: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed — radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor segment includes operations primarily in Europe, Asia and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets — net	Eliminations	Consolidated
Six Months Ended June 30, 2008
Revenue	$1,661,094	$718,340	$972,047	$96,834	$—	$(53,030)	$3,395,285
Direct operating expenses	476,826	317,265	643,813	37,919	—	(26,391)	1,449,432
Selling, general and administrative expenses	555,243	118,432	177,212	47,867	—	(26,639)	872,115
Depreciation and amortization	52,502	99,372	110,482	24,305	7,805	—	294,466
Corporate expenses	—	—	—	—	94,277	—	94,277
Merger expenses	—	—	—	—	7,845	—	7,845
Gain on disposition of assets — net	—	—	—	—	19,451	—	19,451

Operating income (loss)	$576,523	$183,271	$40,540	$(13,257)	$(90,476)	$—	$696,601

Intersegment revenues	$20,860	$4,239	$—	$27,931	$—	$—	$53,030
Identifiable assets	$11,749,790	$2,920,321	$2,784,482	$614,317	$964,989	$—	$19,033,899
Capital expenditures	$35,008	$71,818	$101,471	$1,554	$1,875	$—	$211,726
Share-based payments	$9,315	$4,301	$1,079	$—	$5,687	$—	$20,382

					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets — net	Eliminations	Consolidated
Six Months Ended June 30, 2007
Revenue	$1,745,164	$693,866	$833,703	$98,188	$—	$(63,652)	$3,307,269
Direct operating expenses	477,199	279,799	543,549	37,533	—	(33,946)	1,304,134
Selling, general and administrative expenses	582,651	110,368	151,722	48,474	—	(29,706)	863,509
Depreciation and amortization	58,150	93,193	100,630	20,783	8,238	—	280,994
Corporate expenses	—	—	—	—	91,194	—	91,194
Merger expenses	—	—	—	—	4,370	—	4,370
Gain on disposition of assets — net	—	—	—	—	10,943	—	10,943

Operating income (loss)	$627,164	$210,506	$37,802	$(8,602)	$(92,859)	$—	$774,011

Intersegment revenues	$27,651	$6,734	$—	$29,267	$—	$—	$63,652
Identifiable assets	$11,926,921	$2,798,497	$2,451,724	$696,325	$321,637	$—	$18,195,104
Capital expenditures	$36,967	$50,464	$61,654	$3,891	$—	$—	$152,976
Share-based payments	$11,140	$3,592	$770	$—	$6,083	$—	$21,585
Three Months Ended June 30, 2008
Revenue	$891,483	$384,978	$529,830	$52,381	$—	$(27,594)	$1,831,078
Direct operating expenses	245,330	161,020	329,224	20,595	—	(12,684)	743,485
Selling, general and administrative expenses	285,961	60,057	90,977	23,649	—	(14,910)	445,734
Depreciation and amortization	21,015	49,273	55,491	12,750	3,659	—	142,188
Corporate expenses	—	—	—	—	47,974	—	47,974
Merger expenses	—	—	—	—	7,456	—	7,456
Gain on disposition of assets — net	—	—	—	—	17,354	—	17,354

Operating income (loss)	$339,177	$114,628	$54,138	$(4,613)	$(41,735)	$—	$461,595

Intersegment revenues	$9,896	$2,562	$—	$15,136	$—	$—	$27,594
Share-based payments	$4,506	$2,763	$687	$—	$2,836	$—	$10,792
Three Months Ended June 30, 2007
Revenue	$945,963	$376,843	$459,870	$52,514	$—	$(32,998)	$1,802,192
Direct operating expenses	242,681	144,885	284,258	19,828	—	(15,397)	676,255
Selling, general and administrative expenses	305,958	56,125	78,432	24,276	—	(17,601)	447,190
Depreciation and amortization	28,249	46,632	51,521	10,817	4,090	—	141,309
Corporate expenses	—	—	—	—	43,044	—	43,044
Merger expenses	—	—	—	—	2,684	—	2,684
Gain on disposition of assets — net	—	—	—	—	3,996	—	3,996

Operating income (loss)	$369,075	$129,201	$45,659	$(2,407)	$(45,822)	$—	$495,706

Intersegment revenues	$12,369	$4,851	$—	$15,778	$—	$—	$32,998
Share-based payments	$6,676	$2,466	$529	$—	$3,668	$—	$13,339
Revenue of $1.0 billion and $888.0 million derived from foreign operations are included in the data above for the six months ended June 30, 2008 and 2007, respectively. Revenue of $564.6 million and $489.5 million derived from foreign operations are included in the data above for the three months ended June 30, 2008 and 2007, respectively. Identifiable assets of $3.0 billion and $2.7 billion derived from foreign operations are included in the data above for the six months ended June 30, 2008 and 2007, respectively.

Note 8: SUBSEQUENT EVENTS
On July 1, 2008, the Company terminated its previously announced tender offer and consent solicitation for its outstanding 7.65% Senior Notes due 2010. None of the Senior Notes were purchased in the offer.
The Company sold a portion of its investment in Grupo ACIR Comunicaciones for approximately $47.0 million on July 1, 2008. The Company’s book basis in the portion of the investment sold was approximately $38.3 million.
The Company terminated its interest rate swaps effective July 10, 2008 and received proceeds of approximately $15.4 million. The interest rate swaps were recorded on the Company’s balance sheet at fair value, which was equivalent to the proceeds received.
The Company’s $1.75 billion multi-currency revolving credit facility was terminated in connection with the closing of the merger. There was no outstanding balance on the facility on the date it was terminated.
The Company repurchased $639.2 million aggregate principal amount, or 99%, of the 8% senior notes due 2008, which were originally issued by AMFM Operating Inc., a wholly-owned subsidiary, pursuant to a tender offer and consent solicitation in connection with the merger. As a result of the receipt of the requisite consents, AMFM Operating Inc. entered into a supplemental indenture which eliminates substantially all of the restrictive covenants and the covenants regarding mergers and consolidations contained in the 8% senior notes and in the indenture related thereto, eliminates certain events of default, and modifies or eliminates certain other provisions, including certain provisions relating to defeasance and providing for guarantees, contained in the 8% senior notes and indenture.
The Company terminated its cross currency swap contracts on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand. The contracts were recorded on the Company’s balance sheet at fair value, which was equivalent to the cash paid to terminate them.
On August 7, 2008, the Company announced that it commenced a cash tender offer and consent solicitation for its outstanding $750.0 million principal amount of 7.65% senior notes due 2010 on the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated August 7, 2008.
Through August 8, 2008, the Company closed on 24 of its non-core radio station divestitures that were under definitive asset purchase agreements at June 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consummation of Merger with a Group Led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC
     CC Media Holdings, Inc. was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. for the purpose of acquiring the business of Clear Channel Communications, Inc., or Clear Channel. The acquisition was completed pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008. As a result of the merger, each issued and outstanding share of Clear Channel Communications, Inc., other than shares held by certain principals of CC Media Holdings, Inc. and that were rolled over and exchanged for shares of Class A common stock of the Company, were either exchanged for (i) $36.00 in cash consideration, without interest, or (ii) one share of Class A common stock of CC Media Holdings, Inc.
     CC Media Holdings, Inc. will account for its acquisition of Clear Channel as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. CC Media Holdings, Inc. expects to allocate a portion of the consideration paid to the assets and liabilities acquired at their respective fair values with the remaining portion recorded at the continuing shareholders basis. Any excess consideration after this allocation will be recorded as goodwill. CC Media Holdings, Inc. is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to allocate the purchase price. CC Media Holdings, Inc. will complete its purchase price allocation within one year of the closing of the acquisition.
     Prior to the consummation of its acquisition of Clear Channel on July 30, 2008, CC Media Holdings, Inc. had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition of Clear Channel. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of CC Media Holdings, Inc. and the business of the CC Media Holdings, Inc. became that of Clear Channel and its subsidiaries.
     All of the information in this Quarterly Report on Form 10-Q is presented using the historical results of operations and the historical basis of assets, liabilities and equity of Clear Channel as of June 30, 2008 and December 31, 2007.
Sale of Radio Stations and All of Our Television Stations
Sale of non-core radio stations
     During the first quarter of 2008, we revised our plans to sell 173 of the previously announced 448 non-core radio station sales because we determined that market conditions were not advantageous to complete the sales. We intend to hold and operate these 173 stations. 145 of these non-core stations were classified as discontinued operations but no longer met the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”) for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these 145 stations were reclassified to continuing operations in our consolidated financial statements for all periods presented.
     The following table presents the activity related to our planned divestitures of radio stations:

Total radio stations announced as being marketed for sale on November 16, 2006	448
Total radio stations no longer being marketed for sale	(173)

Adjusted number of radio stations being marketed for sale (“Non-core” radio stations)	275
Non-core radio stations sold through June 30, 2008	(238)

Remaining non-core radio stations at June 30, 2008 classified as discontinued operations	37
Non-core radio stations under definitive asset purchase agreements	(34)

Non-core radio stations being marketed for sale	3

     Through August 8, 2008, we closed on 24 of our non-core radio station divestitures that were under definitive asset purchase agreements at June 30, 2008.
Sale of the television business
     On March 14, 2008, we announced we had completed the sale of our television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, we recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” in our consolidated statement of operations during the quarter ended March 31, 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in

2008 through the date of sale and for the three and six months ended June 30, 2007. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Format of Presentation
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio Broadcasting, or radio, which includes our national syndication business, Americas Outdoor Advertising, or Americas, and International Outdoor Advertising, or International. Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Gain on disposition of assets — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) - net, Income tax expense and Minority interest expense — net of tax are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Radio Broadcasting
     Our revenue is derived from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. Management monitors yield per available minute in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is defined by management as revenue earned divided by commercial capacity available.
     Management monitors macro level indicators to assess our radio operations’ performance. Due to the geographic diversity and autonomy of our markets, we have a multitude of market specific advertising rates and audience demographics. Therefore, management reviews average unit rates across all of our stations.
     Management looks at our radio operations’ overall revenue as well as local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio station’s sales staffs while national advertising is sold, for the most part, through our national representation firm. Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately, because these revenue streams have different sales forces and respond differently to changes in the economic environment.
     Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and retaining listeners.
     A portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. Lastly, our highly discretionary costs are in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience share.
Americas and International Outdoor Advertising
     Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.
     Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points is the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.
     In our International business, normal market practice is to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.
     Our street furniture and transit display contracts, the terms of which range from three to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments and/or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.
FAS 123(R), Share-Based Payment
     As of June 30, 2008, there was $79.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three and six months ended June 30, 2008 and 2007:

	Three Months ended June 30,		Six Months ended June 30,
(In millions)	2008	2007	2008	2007

Radio Broadcasting
Direct Operating Expenses	$2.0	$3.0	$4.2	$5.0
SG&A	2.5	3.7	5.1	6.1
Americas Outdoor Advertising
Direct Operating Expenses	$2.0	$1.8	$3.1	$2.6
SG&A	0.8	0.7	1.2	1.0
International Outdoor Advertising
Direct Operating Expenses	$0.5	$0.4	$0.8	$0.6
SG&A	0.2	0.1	0.3	0.2

Corporate	$2.8	$3.7	$5.7	$6.1
     Clear Channel expects to record approximately $39.2 million of share-based payment expenses for the acceleration of vesting of stock options and restricted shares related to the closing of the merger with CC Media Holdings, Inc.

The comparison of Three and Six Months Ended June 30, 2008 to Three and Six Months Ended June 30, 2007 is as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In thousands)	2008	2007	Change	2008	2007	Change
Revenue	$1,831,078	$1,802,192	2%	$3,395,285	$3,307,269	3%
Operating expenses:
Direct operating expenses	743,485	676,255	10%	1,449,432	1,304,134	11%
Selling, general and administrative expenses	445,734	447,190	0%	872,115	863,509	1%
Depreciation and amortization	142,188	141,309	1%	294,466	280,994	5%
Corporate expenses	47,974	43,044	11%	94,277	91,194	3%
Merger expenses	7,456	2,684		7,845	4,370
Gain on disposition of assets — net	17,354	3,996		19,451	10,943

Operating income	461,595	495,706	(7%)	696,601	774,011	(10%)
Interest expense	82,175	116,422		182,178	234,499
Gain (loss) on marketable securities	27,736	(410)		34,262	(15)
Equity in earnings of nonconsolidated affiliates	8,990	11,435		92,035	16,699
Other income (expense) — net	(6,086)	340		5,701	328

Income before income taxes, minority interest and discontinued operations	410,060	390,649		646,421	556,524
Income tax benefit (expense):
Current	(101,047)	(122,071)		(124,880)	(154,430)
Deferred	(24,090)	(37,715)		(66,838)	(75,822)

Income tax benefit (expense)	(125,137)	(159,786)		(191,718)	(230,252)
Minority interest expense, net of tax	7,628	14,970		16,017	15,246

Income before discontinued operations	277,295	215,893		438,686	311,026
Income from discontinued operations, net	5,032	20,097		643,294	27,186

Net income	$282,327	$235,990		$1,081,980	$338,212

Consolidated Revenue
     Our consolidated revenue increased $28.9 million during the second quarter of 2008 compared to the same period of 2007. Our international revenue increased $70.0 million, with roughly $50.1 million from movements in foreign exchange. The remainder of our international revenue growth was mostly associated with increases in China, Turkey and Australia. Our Americas revenue grew $8.1 million primarily from increases in airport, street furniture and digital display revenue. These increases were partially offset by a revenue decline of $54.5 million from our radio business associated with decreases in both local and national advertising.
     Our consolidated revenue increased $88.0 million during the first six months of 2008 compared to the same period of 2007. Our international revenue increased $138.3 million, with roughly $93.8 million from movements in foreign exchange. Our Americas revenue grew $24.5 million primarily from increases in airport, street furniture and digital display revenue. These increases were partially offset by a revenue decline of $84.1 million from our radio business associated with decreases in both local and national advertising.
Consolidated Direct Operating Expenses
     Direct operating expenses increased $67.2 million during the second quarter of 2008 compared to the same period of 2007. Our international outdoor segment contributed $45.0 million of the increase, of which $30.8 million related to movements in foreign exchange and the remainder of the increase was driven by an increase in site lease expenses. Americas outdoor direct operating expenses increased $16.1 million driven by increased site lease expenses associated with new contracts and the increase in airport, street furniture and digital display revenues.
     Direct operating expenses increased $145.3 million during the first six months of 2008 compared to the same period of 2007. Our international outdoor segment contributed $100.3 million of the increase, of which $61.3 million related to movements in foreign exchange and the remainder of the increase was driven by an increase in site lease expenses. Americas outdoor direct operating expenses increased $37.5 million driven by increased site lease expenses associated with new contracts. Direct operating expenses in our radio broadcasting segment decreased $0.4 million.
Consolidated Selling, General and Administrative Expenses, or SG&A
     SG&A decreased $1.5 million during the second quarter of 2008 compared to the same period of 2007. Our radio broadcasting SG&A declined $20.0 million from fewer marketing and promotional expenses and decreases in commission expenses associated with the revenue decline. Our international outdoor SG&A expenses increased $12.5 million primarily attributable to $8.7 million from movements in foreign exchange. SG&A increased $3.9 million in our Americas outdoor segment principally related to an increase in administrative expenses.
     SG&A increased $8.6 million during the first six months of 2008 compared to the same period of 2007. Our international outdoor SG&A expenses increased $25.5 million primarily attributable to $17.3 million from movements in foreign exchange. SG&A increased $8.1 million in our Americas outdoor segment principally related to taxes and various legal expenses. Partially offsetting these increases was a decline in our radio broadcasting SG&A of $27.4 million from fewer marketing and promotional expenses and decreases in commission expenses associated with the revenue decline.
Depreciation and Amortization
     Depreciation and amortization increased $0.9 million during the second quarter of 2008 compared to the same period of 2007. Increased depreciation and amortization of $5.0 million resulting from movements in foreign exchange were partially offset by a decline in depreciation and amortization in our radio broadcasting segment as a result of contracts that became fully amortized in the third quarter of 2007.
     Depreciation and amortization increased $13.5 million during the six months ended June 30, 2008 compared to the same period of 2007 primarily as a result of movements in foreign exchange of $9.9 million.
Corporate Expenses
     Corporate expenses increased $4.9 million during the second quarter of 2008 compared to the second quarter of 2007 related to an increase in our legal reserve, primarily related to a patent lawsuit which is discussed in the footnotes to the consolidated financial statements, partially offset by a decline in non-cash compensation and a decline in the bonus accrual in radio.
     Corporate expenses increased $3.1 million for the first six months of 2008 compared to the same period of the prior year as a result of the increase in our legal reserve, partially offset by a decline in radio bonus expenses.
Gain on Disposition of Assets — Net
     The $17.4 million gain in the second quarter of 2008 consists of a gain of $3.3 million on the sale of sports broadcasting rights, $7.0 million gain on the disposition of a representation contract, a $4.0 million gain on sale of property, and $3.1 million of miscellaneous other items. The gain of $4.0 million in the second quarter of 2007 is due primarily to a gain on the exchange of radio stations.
     The $19.5 million gain in the first six months of 2008 primarily relates to the items discussed above and a gain on disposition of Americas assets of $2.6 million, partially offset by a loss on the disposal of land of $1.4 million both recognized in the first quarter of 2008. The gain for the first six months of 2007 of $10.9 million related primarily to a $5.5 million gain on the disposition of street furniture assets recognized in the first quarter of 2007 plus the items discussed above.
Interest Expense
     The decline in interest expense of $34.2 million and $52.3 million for the three and six months ended June 30, 2008, respectively, compared to the same periods of the prior year primarily relates to the decline in our average debt outstanding.
Gain on Marketable Securities
     The $27.7 million gain for the second quarter of 2008 primarily relates to a net gain of $27.0 million on the unwinding of our secured forward exchange contracts and the sale of our American Tower Corporation, or AMT, shares. The $0.4 million loss in the second quarter of 2007 relates solely to the change in value of the AMT shares and the related secured forward exchange contracts.
     The gain on marketable securities during the first six months of 2008 of $34.3 million relates to the items discussed above and the change in value of the secured forward exchange contracts and the underlying AMT shares recognized during the first quarter of 2008. The loss in 2007 relates solely to the change in value of the AMT shares and the related secured forward exchange contracts.

Equity in Earnings of Nonconsolidated Affiliates
     Equity in earnings of nonconsolidated affiliates declined $2.4 million during the second quarter of 2008 compared to the second quarter of 2007 mostly related to the sale of our joint venture in South Africa. Equity in earnings of nonconsolidated affiliates increased $75.3 million during the first six months of 2008 compared to the same period of 2007 primarily from a $75.6 million gain recognized in the first quarter 2008 on the sale of our 50% interest in Clear Channel Independent, a South African outdoor advertising company.
Other Income (Expense) — Net
     Other expense of $6.1 million in the second quarter of 2008 consists primarily of a $4.7 million impairment of our investment in a radio partnership. Other income of $5.7 million in the first six months of 2008 primarily related to foreign exchange gains partially offset by the impairment recognized in the second quarter.
Income Tax Benefit (Expense)
     Three Months
     Current tax expense for the three months ended June 30, 2008 decreased $21.0 million compared to the same period of the prior year due primarily to current tax benefits related to tax deductions taken pursuant to the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008. In addition, we recorded current tax benefits in 2008 from the vesting of certain equity awards.
     Deferred tax expense for the three months ended June 30, 2008 decreased $13.6 million compared to the same period of 2007 due primarily to the deferred tax benefit that was recorded in 2008 related to the release of a valuation allowance upon the disposition of our American Tower Corporation shares. The deferred tax benefit was partially offset by additional deferred tax expense recorded during 2008 as a result of the additional tax depreciation and equity tax deductions mentioned above.
     Our effective tax rate for the three months ended June 30, 2008 was 30.5% as compared to 40.9% for the same period of the prior year. The decline was primarily due to the release of the valuation allowance on the capital loss carryforwards that were used to offset the taxable gain from the disposition of our America Tower Corporation shares.
     Six Months
     Current tax expense for the six months ended June 30, 2008 decreased $29.6 million compared to the same period of 2007 primarily due to the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008 and the vesting of certain equity awards.
     Deferred tax expense for the six months ended June 30, 2008 decreased $9.0 million compared to 2007 primarily due to the deferred tax benefit that was recorded in 2008 related to the release of the valuation allowance as a result of the disposition of our American Tower Corporation shares. The deferred tax benefit was partially offset by additional deferred tax expense recorded during 2008 as a result of the additional tax depreciation and equity tax deductions mentioned above.
     The effective tax rate for the six months ended June 30, 2008 decreased to 29.7% as compared to 41.4% for the sixth months ended June 30, 2007, primarily due to the release of the valuation allowance on the capital loss carryforwards that were used to offset the taxable gain from the disposition of the America Tower Corporation shares. Additionally, we sold our 50% interest in Clear Channel Independent, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense.
Minority Interest Expense, Net of Tax
     Minority interest expense declined $7.3 million during the second quarter of 2008 compared to the second quarter of 2007 primarily related to a $9.7 million gain on the purchase of the remaining minority interest in one of our subsidiaries.
Income from Discontinued Operations, Net
     The decline in income from discontinued operations of $15.1 million in the second quarter of 2008 compared to the second quarter of 2007 is the result of the sale of our television business in the first quarter of 2008 and fewer radio stations classified as discontinued operations in 2008 compared to 2007. The increase in income from discontinued operations of $616.1 million in the first six months of 2008 compared to the same period of 2007 was primarily the result of a gain of $633.2 million, net of tax, related to the sale of our television business and the sale of radio stations.

Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In thousands)	2008	2007	Change	2008	2007	Change
Revenue	$891,483	$945,963	(6%)	$1,661,094	$1,745,164	(5%)
Direct operating expenses	245,330	242,681	1%	476,826	477,199	(0%)
Selling, general and administrative expenses	285,961	305,958	(7%)	555,243	582,651	(5%)
Depreciation and amortization	21,015	28,249	(26%)	52,502	58,150	(10%)

Operating income	$339,177	$369,075	(8%)	$576,523	$627,164	(8%)

Three Months
     Our radio broadcasting revenue declined approximately $54.5 million in the second quarter of 2008 compared to the same period of the prior year. Decreases in local and national revenues were partially offset by increases in traffic and on-line revenues. Local and national revenues were down as a result of overall weakness in advertising. Our radio revenue experienced declines across all different sized markets and advertising categories including automotive, retail and consumer services. During the second quarter of 2008, our total prime minutes sold and our prime average minute rate decreased compared to the second quarter of 2007. The average minute rate for our 60 second spots declined more than the average minute rate of our shorter duration spots during this period.
     Direct operating expenses increased approximately $2.6 million primarily related to an increase in syndicated radio programming expenses attributable mostly to contract talent payments, partially offset by an overall decrease in direct operating expenses in our radio markets. SG&A expenses decreased approximately $20.0 million primarily from reduced advertising and promotional expenses and a decline in commission expenses associated with the revenue decline.
     Depreciation and amortization declined $7.2 million as a result of contracts that became fully amortized in the second quarter of 2007.
Six Months
     Our radio broadcasting revenue declined approximately $84.1 million in during the six months ended June 30, 2008 compared to the same period of the prior year. Decreases in local and national revenues were partially offset by increases in traffic, on-line and syndicated radio revenues. Local and national revenues were down as a result of overall weakness in advertising. Our radio revenue experienced declines across advertising categories including automotive, retail and services advertising categories. For the six months ended June 30, 2008, our average minute rate decreased, with the average minute rate for our 60 second spots declining more than the average minute rate of our shorter duration spots, as compared to the same period of 2007.
     Direct operating expenses decreased approximately $0.4 million. Decreases in programming expenses from our radio markets were partially offset by an increase in programming expenses in our national syndication business. SG&A expenses decreased approximately $27.4 million primarily from reduced marketing and promotional expenses and a decline in commission expenses associated with the revenue decline.
     Depreciation and amortization declined $5.6 million as a result of contracts that became fully amortized in 2007.

Americas Outdoor Advertising

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In thousands)	2008	2007	Change	2008	2007	Change
Revenue	$384,978	$376,843	2%	$718,340	$693,866	4%
Direct operating expenses	161,020	144,885	11%	317,265	279,799	13%
Selling, general and administrative expenses	60,057	56,125	7%	118,432	110,368	7%
Depreciation and amortization	49,273	46,632	6%	99,372	93,193	7%

Operating income	$114,628	$129,201	(11%)	$183,271	$210,506	(13%)

Three Months
     Revenue increased approximately $8.1 million during the second quarter of 2008 compared to the second quarter of 2007 primarily from increases in airport and street furniture revenues as well as digital display revenue. The increase in street furniture revenue was primarily the result of new contracts and increased rates while the increase in airport revenue was due to new contracts and increased rates and occupancy. Digital display revenue growth was primarily attributable to an increase in digital displays. Partially offsetting the revenue increase was a decline in bulletin and poster revenue. The decline in bulletin revenue was primarily attributable to decreased occupancy while the decline in poster revenue was primarily attributable to a decrease in rate. Leading advertising categories during the quarter were retail, amusements and financial services which all experienced revenue growth for the second quarter of 2008 when compared to the second quarter of 2007. Revenue growth was led by Los Angeles, Boston, Latin America and Canada.
     Our Americas direct operating expenses increased $16.1 million primarily from higher site lease expenses of $15.7 million mostly attributable to new taxi, airport and street furniture contracts. Our SG&A expenses increased $3.9 million primarily from increased administrative expenses associated with various legal expenses.
Six Months
     Revenue increased approximately $24.5 million during the six months ended June 30, 2008 compared to the same period of 2007 primarily from increases in airport, street furniture revenues and digital display revenue. The increase in street furniture revenue was primarily the result of new contracts and increased rates while the increase in airport revenue was due to new contracts and increased rates and occupancy. Digital display revenue growth was primarily attributable to an increase in digital displays. Partially offsetting the revenue increase was a decline in bulletin and poster revenue. The decline in bulletin revenue was primarily attributable to decreased occupancy while the decline in poster revenue was primarily attributable to a decrease in rate.
     Our Americas direct operating expenses increased $37.5 million primarily from higher site lease expenses of $34.6 million primarily attributable to new taxi, airport and street furniture contracts. Our SG&A expenses increased $8.1 million primarily from increased administrative expenses associated with taxes and various legal expenses.
International Outdoor Advertising

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In thousands)	2008	2007	Change	2008	2007	Change
Revenue	$529,830	$459,870	15%	$972,047	$833,703	17%
Direct operating expenses	329,224	284,258	16%	643,813	543,549	18%
Selling, general and administrative expenses	90,977	78,432	16%	177,212	151,722	17%
Depreciation and amortization	55,491	51,521	8%	110,482	100,630	10%

Operating income	$54,138	$45,659	19%	$40,540	$37,802	7%

Three Months
     Revenue increased approximately $70.0 million, with roughly $50.1 million from movements in foreign exchange. The remainder of the revenue growth was primarily attributable to strong growth in China, Turkey and Australia and due to our Romanian operations which were acquired at the end of the second quarter of 2007. Growth was partially offset by revenue declines in France, due to the loss of a contract for advertising on railway land, and the United Kingdom.
     Direct operating expenses increased $45.0 million. Included in the increase is approximately $30.8 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses and other direct operating expenses associated with the increase in revenue. SG&A expenses increased $12.5 million in

2008 over 2007 from approximately $8.7 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue.
Six Months
     Revenue increased approximately $138.3 million, with roughly $93.8 million from movements in foreign exchange. The remainder of the revenue growth was primarily attributable to growth in China, Turkey, Australia and Romania, partially offset by revenue declines in France and the United Kingdom. China, Turkey and Australia all benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which contributed to the revenue growth in 2008.
     Direct operating expenses increased $100.3 million. Included in the increase is approximately $61.3 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses and other direct operating expenses associated with the increase in revenue. SG&A expenses increased $25.5 million in 2008 over 2007 from approximately $17.3 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2008	2007	2008	2007

Radio Broadcasting	$339,177	$369,075	$576,523	$627,164
Americas Outdoor Advertising	114,628	129,201	183,271	210,506
International Outdoor Advertising	54,138	45,659	40,540	37,802
Other	(4,613)	(2,407)	(13,257)	(8,602)
Gain on disposition of assets — net	17,354	3,996	19,451	10,943
Corporate and merger expenses	(59,089)	(49,818)	(109,927)	(103,802)

Consolidated operating income	$461,595	$495,706	$696,601	$774,011

LIQUIDITY AND CAPITAL RESOURCES
     In connection with the merger, we terminated our $1.75 billion multi-currency revolving credit facility and incurred new amounts of debt, including amounts outstanding under our new senior secured credit facilities, our new receivables based credit facility and our new senior cash pay and senior toggle notes. Additionally, we repurchased $639.2 million aggregate principal amount of the AMFM Operating Inc. 8% senior notes due 2008 pursuant to a tender offer and consent solicitation. Immediately following the closing of the transaction, we had aggregate principal amount of debt outstanding of approximately $20.8 billion (and available and undrawn facilities of approximately $1.7 billion), the components of which are:

(In thousands)
Indebtedness	Amount
Term Loan A	$1,331,500.0
Term Loan B	10,700,000.0
Term Loan C	695,879.0
Delayed Draw Facility	—
Receivables Based Facility	533,500.0
Revolving Credit Facility	80,000.0
Senior Cash Pay Notes	980,000.0
Senior Toggle Notes	1,330,000.0
Existing Clear Channel Senior Notes	5,025,000.0
Existing Clear Channel Subsidiary Debt	111,929.2

Total Indebtedness	$20,787,808.2

     In connection with the merger, we issued approximately 23.6 million shares of Class A common stock, approximately 0.6 million shares of Class B common stock and approximately 59.0 million shares of Class C common stock. Every holder of shares of Class A common stock is entitled to one vote for each share of Class A common stock. Every holder of shares of Class B common stock is entitled to a number of votes per share equal to the number obtained by dividing (a) the sum of the total number of shares of Class B common stock outstanding as of the record date for such vote and the number of Class C common stock outstanding as of the record date for such vote by (b) the number of shares of Class B common stock outstanding as of the record date for such vote. Except as otherwise required by law, the holders of outstanding shares of Class C common stock are not entitled to any votes upon any questions presented to our stockholders.
     Except with respect to voting as described above, and as otherwise required by law, all shares of Class A common stock, Class B common stock and Class C common stock have the same powers, privileges, preferences and relative participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, and will be identical to each other in all respects.
     The following is a discussion of our historical liquidity and capital resources as well as a description of our new debt outstanding after consummation of the merger.
Cash Flows

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash provided by (used in):
Operating activities	$685,955	$670,994
Investing activities	$(178,129)	$(202,016)
Financing activities	$(998,741)	$(566,703)
Discontinued operations	$1,013,860	$73,509
Operating Activities
     Cash flows from operating activities for the first six months of 2008 primarily reflects income before discontinued operations of $438.7 million plus depreciation and amortization of $294.5 million and deferred taxes of $66.8 million. In addition, we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received. We also recorded a net gain of $27.0 million on the termination of our secured forward sales contracts and sale of our AMT shares. Cash flow from operating activities for the six months of 2007 primarily reflected income before discontinued operations of $311.0 million plus depreciation and amortization of $281.0 million and deferred taxes of $75.8 million.
Investing Activities
     Cash used in investing activities for the first six months of 2008 principally reflects capital expenditures of $211.7 million and the purchase of outdoor advertising assets, representation contracts and two FCC licenses for $144.1 million. Cash used in investing activities for the six months of 2007 principally reflects capital expenditures of $153.0 million.
Financing Activities
     Cash used in financing activities for the six months of 2008 principally reflects net payments on our credit facility of $182.6 million, the January 15, 2008 maturity of our $500.0 million 4.625% Senior Notes, the June 15, 2008 maturity of our $125.0 million 6.625% Senior Notes and $93.4 million in dividends paid. Cash used in financing activities for the six months of 2007 principally reflects net payments on our credit facility of $207.7 million, $250.0 million related to the February 2007 maturity of our 3.125% Senior Notes and $185.6 million in dividends paid.
Discontinued Operations
     During 2008, we completed the sale of our television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $88.9 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during the first quarter of 2008. We had definitive asset purchase agreements signed for the sale of 42 of our radio stations as of June 30, 2008. The cash flows from these stations, along with the 3 stations no longer under definitive asset purchase agreements discussed above, were reported for both periods as cash flows from discontinued operations.
Anticipated Cash Requirements
     Our primary source of liquidity is cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and availability under our new senior secured credit facilities and our new receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our debt agreements, however, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. Subject to restrictions in our new senior secured credit facilities, our new receivables based credit facility and the indenture governing the new senior cash pay and senior toggle notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under the notes.
SOURCES OF CAPITAL
As of June 30, 2008 and December 31, 2007, we had the following debt outstanding:

	June 30,	December 31,
(In millions)	2008	2007

Credit facilities	$—	$174.6
Long-term bonds (a)	5,671.2	6,294.5
Other borrowings	101.1	106.1

Total Debt	5,772.3	6,575.2
Less: Cash and cash equivalents	668.1	145.1

	$5,104.2	$6,430.1

(a)	Includes $1.3 million and $3.2 million at June 30, 2008 and December 31, 2007, respectively, in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM. Also includes positive $13.8 million and $11.4 million fair value adjustments for interest rate swap agreements at June 30, 2008 and December 31, 2007, respectively.
Credit Facility
     We had a multi-currency revolving credit facility in the amount of $1.75 billion. At June 30, 2008, there was no outstanding balance on this facility. This facility was terminated in connection with the closing of the merger.
New Debt Incurred in Connection with the Merger
     The following is a summary of the terms of our new debt incurred in connection with the merger:
•	a $1.33 billion term loan A facility, with a maturity of six years;

•	a $10.7 billion term loan B facility with a maturity of seven years and six months;

•	a $695.9 million term loan C- asset sale facility, with a maturity of seven years and six months;

•	$1.25 billion delayed draw term loan facilities with maturities of seven years and six months, up to $750 million of which may be drawn on or after the merger closing date to purchase or repay Clear Channel’s outstanding 7.65% senior notes due 2010, and the remainder of which will be available after the merger closing date to purchase or repay Clear Channel’s outstanding 4.25% senior notes due 2009;

•	a $2.0 billion revolving credit facility with a maturity of six years, including a letter of credit sub-facility and a swingline loan sub-facility;

•	a $783.5 million receivables based credit facility providing revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the merger closing date plus $250 million, subject to a borrowing base; and

•	$980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.33 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
Senior Secured Credit Facilities
     Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurodollar rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
     The applicable margin percentages applicable to our term loan facilities and the revolving credit are the following percentages per annum:
•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40%, in the case of base rate loans and (ii) 3.40%, in the case of Eurodollar loans; and

•	with respect to loans under the term loan B facility, term loan C — asset sale facility and delayed draw term loan facilities, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurodollar loans.

     Beginning with the date of delivery of financial statements for the first full fiscal quarter completed after the closing of the merger, the applicable margin percentages will be subject to adjustments based upon our leverage ratio.
     We are required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which initially will be 0.50% per annum until the date of delivery of financial statements for the first full fiscal quarter completed after the closing of the merger and thereafter subject to adjustment based on our leverage ratio. We are also required to pay each delayed draw term facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term facilities, which initially will be 1.825% per annum until the delayed draw term facilities are fully drawn or commitments thereunder terminated.
     Our senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with:
•	50% (which percentage will be reduced to 25% and to 0% based upon our leverage ratio) of our annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and revolving credit loans (to the extent accompanied by a permanent reduction of the commitment) and subject to customary credits;

•	100% of the net cash proceeds of sales or other dispositions (including casualty and condemnation events) of specified assets being marketed for sale, subject to certain exceptions;

•	100% (which percentage will be reduced to 75% and 50% based upon our leverage ratio) of the net cash proceeds of sales or other dispositions by us or our wholly-owned restricted subsidiaries (including casualty and condemnation events) of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under our senior secured credit facilities.
     The foregoing prepayments with the net cash proceeds of certain incurrences of debt and annual excess cash flow will be applied (i) first to the term loans other than the term loan C — asset sale facility loans (on a pro rata basis) and (ii) second to the term loan C — asset sale facility loans, in each case to the remaining installments thereof in direct order of maturity. The foregoing prepayments with the net cash proceeds of the sale of assets (including casualty and condemnation events) will be applied (i) first to the term loan C — asset sale facility loans and (ii) second to the other term loans (on a pro rata basis), in each case to the remaining installments thereof in direct order of maturity.
     We may voluntarily repay outstanding loans under our senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans.
     We are required to repay the loans under our term loan facilities as follows:
•	the term loan A facility will amortize in quarterly installments commencing on the first interest payment date after the second anniversary of the closing date of the merger in annual amounts equal to 5% of the original funded principal amount of such facility in years three and four, 10% thereafter, with the balance being payable on the final maturity date of such term loans; and

•	the term loan B facility, term loan C — asset sale facility and delayed draw term loan facilities will amortize in quarterly installments on the first interest payment date after the third anniversary of the closing date of the merger, in annual amounts equal to 2.5% of the original funded principal amount of such facilities in years four and five and 1% thereafter, with the balance being payable on the final maturity date of such term loans.
     Our senior secured credit facilities are guaranteed by our immediate parent company and each of our existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.
     All obligations under our senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by:
•	a first-priority lien on the capital stock of Clear Channel;

•	100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing our Existing Notes;

•	certain specified assets of Clear Channel and the guarantors that do not constitute “principal property” (as defined in the indenture governing our Existing Notes), including certain specified assets being marketed for sale;

•	certain specified assets of Clear Channel and the guarantors that constitute “principal property” (as defined in the indenture governing our Existing Notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing our Existing Notes; and

•	a second-priority lien on the accounts receivable and related assets securing our receivables based credit facility.
     The obligations of any foreign subsidiaries of Clear Channel that are borrowers under the revolving credit facility will also be guaranteed by certain of their material wholly-owned restricted subsidiaries, and secured by substantially all assets of all such borrowers and guarantors, subject to permitted liens and other exceptions.
     Our senior secured credit facilities require us to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio. This financial covenant will become more restrictive over time. In addition, our senior secured credit facilities include negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things:
•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change our lines of business.
     Our senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for our senior secured credit facilities, the failure of our senior secured credit facilities to be senior debt under the subordination provisions of certain of our subordinated debt and a change of control. If an event of default occurs, the lenders under our senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under our senior secured credit facilities and all actions permitted to be taken by a secured creditor.
Receivables Based Credit Facility
     Our receivables based credit facility of $783.5 million provides revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the closing date plus $250 million, subject to a borrowing base. The borrowing base at any time will equal 85% of our and certain of our subsidiaries’ eligible accounts receivable. Our receivables based credit facility will include a letter of credit sub-facility and a swingline loan sub-facility. The maturity of our receivables based credit facility is six years.
     All borrowings under our receivables based credit facility are subject to the absence of any default, the accuracy of representations and warranties and compliance with the borrowing base. If at any time, borrowings, excluding the initial borrowing, under our receivables based credit facility following the closing date will be subject to compliance with a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the receivables based credit facility is less than $50 million, or if aggregate excess availability under the receivables based credit facility and revolving credit facility is less than 10% of the borrowing base.
     Borrowings under our receivables based credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurodollar rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
     The margin percentage applicable to our receivables based credit facility will initially be (i) 1.40%, in the case of base rate loans and (ii) 2.40%, in the case of Eurodollar loans. Beginning with the date of delivery of financial statements for the first full fiscal quarter completed after the closing of the merger, the applicable margin percentage will be subject to adjustments based upon our leverage ratio.

     We are required to pay each lender a commitment fee in respect of any unused commitments under our receivables based credit facility, which initially will be 0.375% per annum until the date of delivery of financial statements for the first full fiscal quarter completed after the closing of the merger and thereafter subject to adjustment based on our leverage ratio.
     If at any time the sum of the outstanding amounts under our receivables based credit facility (including the letter of credit outstanding amounts and swingline loans thereunder) exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under our receivables based credit facility, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess.
     We may voluntarily repay outstanding loans under our receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans.
     Our receivables based credit facility is guaranteed by, subject to certain exceptions, the guarantors of our senior secured credit facilities. All obligations under our receivables based credit facility, and the guarantees of those obligations, are secured by a perfected first priority security interest in all of our and all of the guarantors’ accounts receivable and related assets and proceeds thereof, subject to permitted liens and certain exceptions.
     Our receivables based credit facility includes negative covenants, representations, warranties, events of default, conditions precedent and termination provisions substantially similar to those governing our senior secured credit facilities.
Senior Notes
     We have outstanding $980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 (the “senior cash pay notes”) and $1.3 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016 (the “senior toggle notes” and, together with the senior cash pay notes, the “notes”).
     The senior toggle notes mature on August 1, 2016 and will require a special redemption on August 1, 2015. Following the first interest payment date, we may elect to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.
     We may redeem some or all of the notes at any time prior to August 1, 2012 at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and a “makewhole premium,” as described in the notes. We may redeem some or all of the notes at any time on or after August 1, 2012 at the redemption prices set forth in notes. In addition, we may redeem up to 40% of any series of the outstanding notes at any time on or prior to August 1, 2011 with the net cash proceeds we raise in one or more equity offerings. If we undergo a change of control, sell certain of our assets, or issue certain debt offerings, we may be required to offer to purchase notes from holders.
     The notes are our senior unsecured debt and will rank equal in right of payment with all of our existing and future senior debt. Guarantors of our obligations under our senior secured credit facilities and our receivables based credit facility guarantee the notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under our senior secured credit facilities and our receivables based credit facility. In addition, the notes and the guarantees are structurally senior to our existing and future debt to the extent that such debt is not guaranteed by the guarantors of the notes. The notes and the guarantees will be effectively subordinated to our existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all obligations of our subsidiaries that do not guarantee the notes.
Dispositions and Other
     We received proceeds of $88.9 million related to the sale of radio stations and $1.0 billion related to the sale of our television business. In addition, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. We also sold a portion of our investment in Grupo ACIR Comunicaciones for approximately $47.0 million on July 1, 2008.
     We terminated our interest rate swaps effective July 10, 2008 and received proceeds of approximately $15.4 million as well as net settled our obligations under our secured forward exchange contracts and related AMT securities and received net proceeds of $15.2 million effective June 13, 2008.

USES OF CAPITAL
Dividends
(In millions, except per share data)

	Amount per
Declaration Date	Common Share	Record Date	Payment Date	Total Payment
December 3, 2007	0.1875	December 31, 2007	January 15, 2008	$93.4
     We currently do not intend to pay regular quarterly cash dividends on the shares of our Class A common stock. Our new debt financing arrangements include restrictions on our ability to pay dividends.
Tender Offer and Consent Solicitation
     We repurchased $639.2 million aggregate principal amount, or 99%, of the 8% senior notes due 2008, which were originally issued by AMFM Operating Inc., a wholly-owned subsidiary, pursuant to a tender offer and consent solicitation in connection with the merger. As a result of the receipt of the requisite consents, AMFM Operating Inc. entered into a supplemental indenture which eliminates substantially all of the restrictive covenants and the covenants regarding mergers and consolidations contained in the 8% senior notes and in the indenture related thereto, eliminates certain events of default, and modifies or eliminates certain other provisions, including certain provisions relating to defeasance and providing for guarantees, contained in the 8% senior notes and indenture.
     On August 7, 2008, we announced that we commenced a cash tender offer and consent solicitation for our outstanding $750.0 million principal amount of 7.65% senior notes due 2010 on the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated August 7, 2008.
Acquisitions
     We acquired two FCC licenses in our radio segment for $11.4 million in cash during 2008. We also acquired outdoor display faces and additional equity interests in international outdoor companies for $83.6 million in cash during 2008. Our national representation business acquired representation contracts for $49.1 million in cash during 2008.
Capital Expenditures
     Capital expenditures were $211.7 million and $153.0 million in the six months ended June 30, 2008 and 2007, respectively.

	Six Months Ended June 30, 2008 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate
(In millions)	Radio	Advertising	Advertising	and Other	Total
Non-revenue producing	$35.0	$20.7	$22.7	$3.4	$81.8
Revenue producing	—	51.1	78.8	—	129.9

	$35.0	$71.8	$101.5	$3.4	$211.7

Commitments, Contingencies and Guarantees
     There are various lawsuits and claims pending against us. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.
     Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies generally over a one to five year period. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.
     In July 2008, we announced that Rush Limbaugh renewed his contract, continuing multi-year syndication of The Rush Limbaugh Show and syndication of The Rush Limbaugh Morning Update. Furthermore, we, in partnership with Mr. Limbaugh, will continue to oversee The Limbaugh Letter and RushLimbaugh.com.

Debt Maturities and Other
     On January 15, 2008, we redeemed our 4.625% Senior Notes at their maturity for $500.0 million plus accrued interest with proceeds from our bank credit facility.
     On June 15, 2008, we redeemed our 6.625% Senior Notes at their maturity for $125.0 million with available cash on hand.
     We terminated our cross currency swaps on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand.
MARKET RISK
Interest Rate Risk
     At June 30, 2008 we had interest rate swap agreements with a $1.1 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. The fair value of these agreements at June 30, 2008 was an asset of $13.8 million. We terminated these interest rate swaps effective July 10, 2008 and received proceeds of approximately $15.4 million.
     After the merger a significant amount of our long-term debt bears interest at variable rates. Our senior secured credit facilities require that we enter into agreements no later than 150 days after close whereby a minimum of 40% of our long term debt bears interest at fixed rates for a minimum of three years. Accordingly, our earnings will be affected by changes in interest rates. Assuming the level of borrowings after closing of the merger and assuming a 12.5 basis point change in LIBOR, it is estimated that our pro forma interest expense for the six months ended June 30, 2008 would have changed by approximately $8 million.
     In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Equity Price Risk
     The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2008 by $32.2 million and would change comprehensive income by $19.0 million. At June 30, 2008, we also held $6.7 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
Foreign Currency
     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar — Euro cross currency swaps which are also designated as a hedge of our net investment in Euro denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $124.2 million for the six months ended June 30, 2008. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the three months ended June 30, 2008 by $12.4 million. We terminated these cross currency swaps on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2008 would change our equity in earnings of nonconsolidated affiliates by $9.2 million and would change our net income by approximately $5.4 million for the six months ended June 30, 2008.
     This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements
     On March 19, 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement 161”). Statement 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt the disclosure requirements beginning January 1, 2009.
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. We will adopt FSP FAS 142-3 on January 1, 2009. FSP FAS 142-3’s impact is dependent upon acquisitions at that time.
Inflation
     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2008	2007	2007	2006	2005	2004	2003
2.36	2.24	2.38	2.27	2.24	2.76	3.56
     The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented.
Risks Regarding Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the planned sale of radio assets; our ability to negotiate contracts having more favorable terms; and the availability of capital resources are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.
     A wide range of factors could materially affect future developments and performance, including:
•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	the impact of planned divestitures;

•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 2 of this Part I.
ITEM 4. CONTROLS AND PROCEDURES
     Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
     On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to us. The subpoena requires us to produce certain information regarding commercial advertising run by us on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. On October 5, 2006, we received a subpoena from the Assistant United States Attorney for the Southern District of New York requiring us to produce certain information regarding substantially the same matters as covered in the subpoena from the Eastern District of Missouri. We are cooperating with such requirements.
     We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On November 4, 2007, defendants filed a petition for permission to appeal the class certification ruling with the Ninth Circuit Court of Appeals. On November 5, 2007 the District Court issued a stay on all proceedings pending the Ninth Circuit’s decision on our Petition to Appeal. On February 19, 2008, the Ninth Circuit denied our Petition to Appeal, and we filed a Motion for Reconsideration of the District Court’s ruling on class certification which is still pending. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.
Merger-Related Litigation
     On March 26, 2008, Clear Channel and CC Media Holdings, Inc. filed suit against Citigroup Global Markets, Inc.; Citicorp USA, Inc.; Citicorp North America, Inc.; Morgan Stanley Senior Funding, Inc.; Credit Suisse Securities USA, LLC; RBS Securities Corporation; Wachovia Investment Holdings, LLC; and Wachovia Capital Markets, LLC; No. 2008-CI-04864 in the 225th Judicial District Court of Bexar County, Texas. We asserted a claim of tortious interference against each of the defendants based upon allegations that the defendants intentionally interfered with the Agreement and Plan of Merger dated November 26, 2006, as amended April 18, 2007 and May 17, 2007, in an effort to prevent us and other parties to that agreement from consummating the merger. We sought a permanent injunction prohibiting the defendants from engaging in the specified acts of interference and, alternatively, we sought damages. The parties ultimately agreed to a settlement and the case was dismissed with prejudice on May 22, 2008.
     Eight putative class action lawsuits were filed in the District Court of Bexar County, Texas, in 2006 in connection with the merger. Of the eight, three have been voluntarily dismissed and five are still pending. The remaining putative class actions, Teitelbaum v. Clear Channel Communications, Inc., et al., No. 2006CI17492 (filed November 14, 2006), City of St. Clair Shores Police and Fire Retirement System v. Clear Channel Communications, Inc., et al., No. 2006CI17660 (filed November 16, 2006), Levy Investments, Ltd. v. Clear Channel Communications, Inc., et al., No. 2006CI17669 (filed November 16, 2006), DD Equity Partners LLC v. Clear Channel Communications, Inc., et al., No. 2006CI7914 (filed November 22, 2006), and Pioneer Investments Kapitalanlagegesellschaft MBH v. L. Lowry Mays, et al. (filed December 7, 2006), are consolidated into one proceeding and all raise substantially similar allegations on behalf of a purported class of our shareholders against the defendants for breaches of fiduciary duty in connection with the approval of the merger.
     Three other lawsuits filed in connection with the merger are also still pending, Rauch v. Clear Channel Communications, Inc., et al., Case No. 2006-CI17436 (filed November 14, 2006), Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al., (filed January 30, 2007 in the United States District Court for the Western District of Texas) and Alaska

Laborers Employees Retirement Fund v. Clear Channel Communications, Inc., et. al., Case No. SA-07-CA-0042 (filed January 11, 2007). These lawsuits raise substantially similar allegations to those found in the pleadings of the consolidated class actions.
     On July 24, 2008, approximately 20 months after the filing of the first merger-related lawsuit, Clear Channel’s shareholders approved the merger. We believe that the approval of the merger by the shareholders renders the claims in all the merger-related litigation moot. If the Courts concur with our position, the plaintiffs in the various lawsuits may retain the right to seek and recover attorneys’ fees and expenses associated with their respective lawsuits. Consequently, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. At this time, we are unable to estimate the impact of any potential liabilities associated with the claims for fees and expenses.
     We continue to believe that the allegations contained in each of the pleadings in the above-referenced actions are without merit and we intend to contest the actions vigorously. We cannot assure you that we will successfully defend the allegations included in the complaints or that pending motions to dismiss the lawsuits will be granted. If we are unable to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation we may be required to pay substantial monetary damages for which we may not be adequately insured, which could have a material adverse effect on our business, financial position and results of operations. Regardless of the outcome of the lawsuits, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, we are unable to estimate the impact of any potential liabilities associated with the complaints.
Item 1A. Risk Factors
Risks Relating to Ownership of Our Class A Common Stock
Entities advised by or affiliated with Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC control us and may have conflicts of interest with us in the future.
     Entities advised by or affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Bain Capital Partners, LLC (“Bain”) currently indirectly control us through their ownership of approximately 71.6% of our voting stock. As a result, THL and Bain have the power to elect all but two of our directors, (and, in addition, the Company has agreed that each of Mark P. Mays and Randall T. Mays shall serve as directors of the Company pursuant to the terms of their respective amended and restated employment agreements), appoint new management and approve any action requiring the approval of the holders of our capital stock, including adopting any amendments to our third amended and restated certificate of incorporation, and approving mergers or sales of substantially all of our capital stock or its assets. The directors elected by THL and Bain will have significant authority to effect decisions affecting our capital structure, including, the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.
     Additionally, THL and Bain are in the business of making investments in companies and may acquire and hold interests in business that compete directly or indirectly with us. One or more of the entities advised by or affiliated with THL or Bain may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as entities advised by or affiliated with THL and Bain directly or indirectly own a significant amount of the voting power of our capital stock, even if such amount is less than 50%, THL and Bain will continue to be able to strongly influence or effectively control our decisions.
The market price and trading volume of our Class A common stock may be volatile.
     As we are a newly formed corporation we can not predict the extent to which investor interest will lead to a liquid trading market in our Class A common stock or whether the market price of our Class A common stock will be volatile. The market price of our Class A common stock could fluctuate significantly for many reasons, including, without limitation:
•	as a result of the risk factors listed in this quarterly report on Form 10-Q;

•	actual or anticipated fluctuations in our operating results;

•	for reasons unrelated to operating performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance;

•	regulatory changes that could impact our business; and

•	general economic and industry conditions.
     Shares of our Class A common stock are quoted on the Over-the-Counter Bulletin Board. The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares of Class A common stock at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our Class A common stock.
We have the ability to terminate our Exchange Act reporting, if permitted by applicable law, two years after the completion of the merger.
     We are obligated by the merger agreement to use our reasonable efforts to continue to be a reporting company under the Exchange Act, and to continue to file periodic reports (including annual and quarterly reports) for at least two years after the completion of the merger. After such time, if we were to cease to be a reporting company under the Exchange Act, and to the extent not required in connection with any other of our debt or equity securities registered or required to be registered under the Exchange Act, the information now available to our stockholders in the annual, quarterly and other reports required to be filed by us with the SEC would not be available to them as a matter of right.
There is no assurance that you will ever receive cash dividends on our Class A common stock.
     There is no guarantee that we will ever pay cash dividends on our Class A common stock. The terms of our credit facilities restrict our ability to pay cash dividends on our Class A common stock. In addition to those restrictions, under Delaware law, we are permitted to pay cash dividends on our capital stock only out of our surplus, which in general terms means the excess of our net assets over the original aggregate par value of its stock. In the event we have no surplus, we are permitted to pay these cash dividends out of our net profits for the year in which the dividend is declared or in the immediately preceding year. Accordingly, there is no guarantee that, if we decide to pay cash dividends, we will be able to pay you cash dividends on our Class A common stock. Also, even if we are not prohibited from paying cash dividends by the terms of our debt or by law, other factors such as the need to reinvest cash back into our operations may prompt our board of directors to elect not to pay cash dividends.
We have a large amount of indebtedness
     We currently use a portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses due to various factors including a decline in general economic conditions. We may continue to borrow funds to finance capital expenditures, acquisitions or to refinance debt, as well as for other purposes. Our debt obligations could increase substantially because of special dividends, or acquisitions that may be approved by our Board as well as the debt levels of companies that we may acquire in the future.
     Such a large amount of indebtedness could have negative consequences for us, including without limitation:
•	limitations on our ability to obtain financing in the future;

•	much of our cash flow will be dedicated to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•	limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing economic, business and competitive conditions;

•	requiring us to consider deferring planned capital expenditures, reducing discretionary spending, selling assets, restructuring existing indebtedness or deferring acquisitions or other strategic opportunities;

•	limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing in any downturn in our operating performance or decline in general economic conditions;

•	making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	making us more susceptible to changes in credit ratings which could, particularly in the case of a downgrade below investment grade, impact our ability to obtain financing in the future and increase the cost of such financing.
     The terms of our credit facilities allow us, under specified conditions, to incur further indebtedness, which heightens the foregoing risks. If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.
     While we believe that our cash flows will be sufficient to service our debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect our cash flows and operating results. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may have to refinance all or a portion of our debt or to obtain additional financing. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained.

The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business.
     The definitive documentation governing our debt financing arrangements contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, incur or guarantee additional indebtedness, incur or permit liens, merge or consolidate with or into, another company, sell assets, pay dividends and other payments in respect to our capital stock, including to redeem or repurchase our capital stock, make certain acquisitions and investments and enter into transactions with affiliates.
     The failure to comply with the covenants in the agreements governing the terms of our or our subsidiaries’ indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.
Our failure to comply with the covenants in the documents governing the terms of our indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.
     In addition to covenants imposing restrictions on our business and operations, our senior secured credit facility includes covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing documentation would result in a default thereunder. An event of default would permit our lenders and holders of our debt to declare all indebtedness owed them to be due and payable. Moreover, the lenders under the revolving credit portion of our senior secured credit facilities would have the option to terminate any obligation to make further extensions of credit thereunder. If we are unable to repay our obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. In addition, a default under our definitive financing documentation could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions.
Risks Relating to Our Business
     Our business is dependent upon the performance of on-air talent and program hosts, as well as our management team and other key employees.
     We employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenue.
     Our business is also dependent upon the performance of our management team and other key employees. Although we have entered into long-term agreements with some of these individuals, we can give no assurance that all or any of our executive officers or key employees will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. In addition, any or all of our executive officers or key employees may decide to leave for a variety of personal or other reasons beyond our control. The loss of members of our management team or other key employees could have a negative impact on our business and results of operations.
Doing business in foreign countries creates certain risks not found in doing business in the United States.
     Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which we are not insured include:
•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	the adverse effect of currency exchange controls;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in taxation structure.
Exchange rates may cause future losses in our international operations.
     Because we own assets in foreign countries and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.
Extensive government regulation may limit our broadcasting operations.
     The federal government extensively regulates the domestic broadcasting industry, and any changes in the current regulatory scheme could significantly affect us. Our broadcasting businesses depend upon maintaining broadcasting licenses issued by the FCC for maximum terms of eight years. Renewals of broadcasting licenses can be attained only through the FCC’s grant of appropriate applications. Although the FCC rarely denies a renewal application, the FCC could deny future renewal applications resulting in the loss of one or more of our broadcasting licenses.
     The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 relaxed the FCC’s multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. Most significantly, in June 2003 the FCC adopted a decision comprehensively modifying its media ownership rules. The modified rules significantly changed the FCC’s regulations governing radio ownership. Soon after their adoption, however, a federal court issued a stay preventing the implementation of the modified media ownership rules while it considered appeals of the rules by numerous parties (including us). In a June 2004 decision, the court upheld the modified rules in certain respects, remanded them to the FCC for further justification in other respects, and left in place the stay on their implementation. In September 2004, the court partially lifted its stay on the modified radio ownership rules, putting into effect aspects of those rules that establish a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules, and require us to terminate within two years certain of our agreements whereby we provide programming to or sell advertising on radio stations we do not own. In June 2006, the FCC commenced its proceeding on remand of the modified media ownership rules. In December 2007, the FCC adopted a decision in that proceeding which made no changes to the local radio ownership rules currently in effect. The FCC also adopted rules to promote diversification of broadcast ownership. The media ownership rules, as modified by the FCC’s 2003 decision and by the FCC’s December 2007 actions are subject to various further FCC and court proceedings and recent and possible future actions by Congress. We cannot predict the ultimate outcome of the media ownership proceeding or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own.
We may be adversely affected by new statutes dealing with indecency.
     Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congressional legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We therefore face increased costs in the form of fines for indecency violations, and cannot predict whether Congress will consider or adopt further legislation in this area.
Antitrust regulations may limit future acquisitions.
     Additional acquisitions by us of radio stations and outdoor advertising properties may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the U.S. Department of Justice (“DOJ”) or the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional radio stations or outdoor advertising properties in any market where we already have a significant position. Following passage of the Telecommunications Act of 1996, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The DOJ has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.
Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.
     As the owner or operator of various real properties and facilities, especially in our outdoor advertising operations, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws, which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
Government regulation of outdoor advertising may restrict our outdoor advertising operations.
     U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our outdoor advertising business. One of the seminal laws was The Highway Beautification Act of 1965 (“HBA”), which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems (“controlled roads”). HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing and the location of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures and also permitted non-conforming structures to be rebuilt by third parties. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operates, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.
     From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including condemnation and amortization. Amortization is the attempted forced removal of legal but non-conforming billboards (billboards which conformed with applicable zoning regulations when built, but which do not conform to current zoning regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Although we believe that the number of our billboards that may be subject to removal based on alleged noncompliance is immaterial, from time to time we have been required to remove billboards for alleged noncompliance. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.
     A number of state and local governments have implemented or initiated legislative billboard controls, including taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenues. While these controls have not had a material impact on our business and financial results to date, we expect state and local governments to continue these efforts. The increased imposition of these controls and our inability to pass on the cost of these items to our clients could negatively affect our operating income.
     International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Significant international regulations include the Law of December 29, 1979 in France, the Town and Country Planning (Control of Advertisements) Regulations 1992 in the United Kingdom, and Règlement Régional Urbain de l’agglomération Bruxelloise in Belgium. These laws define issues such as the extent to which advertisements can be erected in rural areas, the hours during which illuminated signs may be lit and whether the consent of local authorities is required to place a sign in certain communities. Other regulations limit the subject matter and language of out-of-home displays. For instance, the United States and most European Union countries, among other nations, have banned outdoor advertisements for tobacco products. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance. As a result, we may experience a significant impact on our operations, revenues, international client base and overall financial condition.

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products.
     Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the future, including alcohol products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
Future acquisitions could pose risks.
     We may acquire media-related assets and other assets or businesses that we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:
•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	to successfully manage our large portfolio of broadcasting, outdoor advertising and other properties, we may need to:
(i)	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and, in this highly competitive labor market, we cannot be certain that any of our recruiting efforts will succeed, and

(ii)	Expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that it decides to undertake by leading to disruptions in our ongoing businesses or by distracting its management;
•	entry into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies or stations.
     We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.
Capital requirements necessary to implement strategic initiatives could pose risks.
     The purchase price of possible acquisitions and/or other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.
We face intense competition in the broadcasting and outdoor advertising industries.
     Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail, satellite radio and Internet based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieves greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our financial performance may be adversely affected by certain variables which are not in our control.
     Certain variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, or profit margins include:
•	unfavorable economic conditions, both general and relative to the radio broadcasting, outdoor advertising and all related media industries, which may cause companies to reduce their expenditures on advertising;

•	unfavorable shifts in population and other demographics which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•	technological changes and innovations that we are unable to adopt or is late in adopting that offer more attractive advertising or listening alternatives than what we currently offer, which may lead to a loss of advertising customers or to lower advertising rates;

•	the impact of potential new royalties charged for terrestrial radio broadcasting which could materially increase our expenses;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.
New technologies may affect our broadcasting operations.
     Our broadcasting businesses face increasing competition from new broadcast technologies, such as broadband wireless and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with our radio stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. The FCC has also approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. We have converted approximately 454 of our radio stations to digital broadcasting. We are unable to predict the effect such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.
We may be adversely affected by a general deterioration in economic conditions.
     The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising.
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.
     The occurrence of extraordinary events, such as terrorist attacks, intentional or unintentional mass casualty incidents or similar events may substantially decrease the use of and demand for advertising, which may decrease our revenues or expose it to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. As a result of the expanded news coverage following the attacks and subsequent military actions, we experienced a loss in advertising revenues and increased incremental operating expenses. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising.
     Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description

2.1
Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

2.2
Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated
April 18, 2007).

2.3
Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 18, 2007).

2.4
Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 26, 2007).

3.1
Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

3.2
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

4.1
Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2
Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

4.3
Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

4.4
Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.5
Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.17 to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6
Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

Exhibit
Number	Description

4.7
Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.8
Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.9
Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.10
Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.11
Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.12
Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.13
Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.14
Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

4.15
Twenty-Second Supplemental Indenture, dated as of January 2, 2008, by and between Clear Channel and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

4.16
Fourth Supplemental Indenture, dated as of January 2, 2008, by and among AMFM, The Bank of New York Trust Company, N.A., and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

10.1
First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.2
Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-A Registration Statement filed July 30, 2008)

Exhibit
Number	Description

10.3
Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 5 to the Company’s Form 8-A Registration Statement filed July 30, 2008)

10.4
Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 6 to the Company’s Form 8-A Registration Statement filed July 30, 2008)

10.5
Employment Agreement, dated as of April 24, 2007, by and between L. Lowey. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2007)

10.6
Employment Agreement, dated as of April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2007)

10.7
Employment Agreement, dated as of April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2007)

10.8
Employment Agreement, dated as of July 28, 2008, by and among Randall T. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.9
Employment Agreement, dated as of July 28, 2008, by and among Mark P. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.10
Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.11
Employment Agreement, dated as of June 29, 2008, by and between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.12
Employment Agreement, dated as of August 5, 2005, by and between Paul Meyer and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 10, 2005)

10.13
Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.14
Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.15
Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.16
Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.17
Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 30, 2008)

Exhibit
Number	Description

10.18
Amendment No. 2, dated as of July 28 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.19
Purchase Agreement, dated May 13, 2008, by and among BT Triple Crown Merger Co., Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.20
Indenture, dated July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger) (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.21
Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.22
Registration Rights Agreement, dated July 30, 2008, by and among Clear Channel Communications, Inc., certain subsidiaries of Clear Channel Communications, Inc. party thereto, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.23	Clear Channel 2008 Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.24	Form of Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.25	Form of Senior Executive Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.26	Form of Senior Management Option Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.27	Form of Executive Option Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.28	Clear Channel 2008 Investment Program (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.29	Clear Channel 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.30	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed July 30, 2008)

Exhibit
Number	Description

10.31
Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.32
Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed July 30, 2008)

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC MEDIA HOLDINGS, INC.
August 11, 2008	/s/ Randall T. Mays
Randall T. Mays
President and Chief Financial Officer

August 11, 2008	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer