Form 10-Q
period 2008-09-30
C C Media Holdings Inc
filed 2008-11-10
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
Commission file number
000-53354
CC MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	26-0241222 (I.R.S. Employer Identification No.)

200 East Basse Road San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Class A common stock, $.001 par value	23,618,829
Class B common stock, $.001 par value	555,556
Class C common stock, $.001 par value	58,967,502

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Page No.
Part I — Financial Information

Item 1. Unaudited Financial Statements	3

Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the post-merger period from July 31 through September 30, 2008, the pre-merger period from January 1 through July 30, 2008, the pre-merger period from July 1 through July 30, 2008 and the pre-merger nine and three months ended September 30, 2007	5

Consolidated Statements of Shareholders’ Equity for the post-merger period from July 31 through September 30, 2008 and the pre-merger period from January 1 through July 30, 2008	7

Condensed Consolidated Statements of Cash Flows for the post-merger period from July 31 through September 30, 2008, the pre-merger period from January 1 through July 30, 2008, and the pre-merger nine months ended September 30, 2007	8

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	59

Item 4T. Controls and Procedures	59

Part II — Other Information

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	62

Item 4. Submission of Matters to a Vote of Security Holders	62

Item 5. Other Information	62

Item 6. Exhibits	63

Signatures	69
EX-11
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	Post-merger	Pre-merger
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$243,749	$145,148
Accounts receivable, net of allowance of $63,768 in 2008 and $59,169 in 2007	1,595,649	1,693,218
Prepaid expenses	153,754	116,902
Other current assets	255,921	243,248
Current assets from discontinued operations	—	96,067

Total Current Assets	2,249,073	2,294,583

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	528,024	840,832
Structures	2,319,904	3,901,941
Towers, transmitters and studio equipment	341,283	600,315
Furniture and other equipment	191,546	527,714
Construction in progress	145,137	119,260

	3,525,894	5,990,062
Less accumulated depreciation	57,927	2,939,698

	3,467,967	3,050,364
Property, plant and equipment from discontinued operations, net	6,233	164,724

INTANGIBLE ASSETS
Definite-lived intangibles, net	1,145,095	485,870
Indefinite-lived intangibles — licenses	6,608,427	4,201,617
Indefinite-lived intangibles — permits	3,194,400	251,988
Goodwill	9,804,827	7,210,116
Intangible assets from discontinued operations, net	9,214	219,722

OTHER ASSETS

Notes receivable	12,062	12,388
Investments in, and advances to, nonconsolidated affiliates	397,721	346,387
Other assets	575,817	303,791
Other investments	91,986	237,598
Other assets from discontinued operations	3,289	26,380

Total Assets	$27,566,111	$18,805,528

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	Post-merger	Pre-merger
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$118,614	$165,533
Accrued expenses	735,736	912,665
Accrued interest	103,617	98,601
Accrued income taxes	—	79,973
Current portion of long-term debt	567,167	1,360,199
Deferred income	200,908	158,893
Current liabilities from discontinued operations	—	37,413

Total Current Liabilities	1,726,042	2,813,277

Long-term debt	19,035,082	5,214,988
Other long-term obligations	—	127,384
Deferred income taxes	3,995,626	793,850
Other long-term liabilities	477,918	567,848
Long-term liabilities from discontinued operations	—	54,330

Minority interest	472,745	436,360
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Common Stock	82	49,808
Additional paid-in capital	2,094,078	26,858,079
Retained deficit	(44,732)	(18,489,143)
Accumulated other comprehensive income (loss)	(190,729)	383,698
Cost of shares held in treasury	(1)	(4,951)

Total Shareholders’ Equity	1,858,698	8,797,491

Total Liabilities and Shareholders’ Equity	$27,566,111	$18,805,528

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Post-merger	Pre-merger
		Period from
	Period from July 31	January 1	Nine months ended
	through September 30,	through July 30,	September 30,
	2008	2008	2007
Revenue	$1,128,136	$3,951,742	$5,058,434
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	473,738	1,706,099	1,993,815
Selling, general and administrative expenses (excludes depreciation and amortization)	291,469	1,022,459	1,294,875
Depreciation and amortization	108,140	348,789	420,644
Corporate expenses (excludes depreciation and amortization)	33,395	125,669	138,234
Merger expenses	—	87,684	6,372
Gain on disposition of assets — net	842	14,827	11,621

Operating income	222,236	675,869	1,216,115
Interest expense	281,479	213,210	347,525
Gain (loss) on marketable securities	—	34,262	661
Equity in earnings of nonconsolidated affiliates	2,097	94,215	23,832
Other income (expense) — net	(10,914)	(5,112)	(1,075)

Income (loss) before income taxes, minority interest and discontinued operations	(68,060)	586,024	892,008
Income tax benefit (expense):
Current	38,217	(27,280)	(168,093)
Deferred	(5,008)	(145,303)	(132,284)

Income tax benefit (expense)	33,209	(172,583)	(300,377)
Minority interest expense, net of tax	8,868	17,152	27,207

Income (loss) before discontinued operations	(43,719)	396,289	564,424
Income (loss) from discontinued operations, net	(1,013)	640,236	53,524

Net income (loss)	$(44,732)	$1,036,525	$617,948

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(145,100)	28,866	77,018
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(45,629)	(52,460)	2,086
Reclassification adjustment for gains included in net income	—	(25,997)	—

Comprehensive income (loss)	$(235,461)	$986,934	$697,052

Net income (loss) per common share:
Income (loss) before discontinued operations — Basic	$(.54)	$.80	$1.14
Discontinued operations — Basic	(.01)	1.29	.11

Net income (loss) — Basic	$(.55)	$2.09	$1.25

Weighted average common shares — basic	81,242	495,044	494,261
Income (loss) before discontinued operations — Diluted	$(.54)	$.80	$1.14
Discontinued operations — Diluted	(.01)	1.29	.11

Net income (loss) — Diluted	$(.55)	$2.09	$1.25

Weighted average common shares — diluted	81,242	496,519	495,580

Dividends declared per share	$—	$—	$.5625
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Post-merger	Pre-merger
	Period from July 31	Period from July 1	Three months ended
	through September 30,	through July 30,	September 30,
	2008	2008	2007
Revenue	$1,128,136	$556,457	$1,751,165
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	473,738	256,667	689,681
Selling, general and administrative expenses (excludes depreciation and amortization)	291,469	150,344	431,366
Depreciation and amortization	108,140	54,323	139,650
Corporate expenses (excludes depreciation and amortization)	33,395	31,392	47,040
Merger expenses	—	79,839	2,002
Gain (loss) on disposition of assets — net	842	(4,624)	678

Operating income (loss)	222,236	(20,732)	442,104
Interest expense	281,479	31,032	113,026
Gain (loss) on marketable securities	—	—	676
Equity in earnings of nonconsolidated affiliates	2,097	2,180	7,133
Other income (expense) — net	(10,914)	(10,813)	(1,403)

Income (loss) before income taxes, minority interest and discontinued operations	(68,060)	(60,397)	335,484
Income tax benefit (expense):
Current	38,217	97,600	(13,663)
Deferred	(5,008)	(78,465)	(56,462)

Income tax benefit (expense)	33,209	19,135	(70,125)
Minority interest expense, net of tax	8,868	1,135	11,961

Income (loss) before discontinued operations	(43,719)	(42,397)	253,398
Income (loss) from discontinued operations, net	(1,013)	(3,058)	26,338

Net income (loss)	$(44,732)	$(45,455)	$279,736

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(145,100)	(15,681)	31,129
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(45,629)	(4,882)	13,263
Reclassification adjustment for gains included in net income	—	—	—

Comprehensive income (loss)	$(235,461)	$(66,018)	$324,128

Net income (loss) per common share:
Income (loss) before discontinued operations — Basic	$(.54)	$(.09)	$.52
Discontinued operations — Basic	(.01)	—	.05

Net income (loss) — Basic	$(.55)	$(.09)	$.57

Weighted average common shares — basic	81,242	495,465	494,568
Income (loss) before discontinued operations — Diluted	$(.54)	$(.09)	$.51
Discontinued operations — Diluted	(.01)	—	.05

Net income (loss) — Diluted	$(.55)	$(.09)	$.56

Weighted average common shares — diluted	81,242	495,465	496,168

Dividends declared per share	$—	$—	$.1875
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)
(In thousands, except share data)

							Accumulated
			Common		Additional		Other
			Shares	Common	Paid-in	Retained	Comprehensive	Treasury
			Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Pre-merger
Balances at December 31, 2007			498,075,417	$49,808	$26,858,079	$(18,489,143)	$383,698	$(4,951)	$8,797,491
Net income			—	—	—	1,036,525	—	—	1,036,525
Exercise of stock options and other			82,645	30	4,963	—	—	(2,024)	2,969
Amortization and adjustment of deferred compensation			—	—	57,855	—	—	—	57,855
Currency translation adjustment			—	—	—	—	28,866	—	28,866
Unrealized gains (losses)			—	—	—	—	(52,460)	—	(52,460)
Realized (losses) on investments			—	—	—	—	(25,997)	—	(25,997)

Balances at July 30, 2008			498,158,062	$49,838	$26,920,897	$(17,452,618)	$334,107	$(6,975)	$9,845,249

Elimination of pre-merger equity			(498,158,062)	(49,838)	(26,920,897)	17,452,618	(334,107)	6,975	(9,845,249)

	Class C	Class B	Class A

	Shares	Shares	Shares

Post-merger
Balances at July 31, 2008	58,967,502	555,556	21,718,569	$81	$2,089,266	$—	$—	$—	$2,089,347
Net (loss)	—	—	—	—	—	(44,732)	—	—	(44,732)
Issuance of restricted stock awards and other	—	—	1,903,585	1	—	—	—	(1)	—
Amortization and adjustment of deferred compensation	—	—	—	—	4,812	—	—	—	4,812
Currency translation adjustment	—	—	—	—	—	—	(145,100)	—	(145,100)
Unrealized gains (losses)	—	—	—	—	—	—	(45,629)	—	(45,629)

Balances at September 30, 2008	58,967,502	555,556	23,622,154	$82	$2,094,078	$(44,732)	$(190,729)	$(1)	$1,858,698

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Post-merger	Pre-merger
	Period from July	Period from	Nine months
	31 through	January 1	ended
	September 30,	through July 30,	September 30,
	2008	2008	2007
Cash flows from operating activities:
Net income (loss)	$(44,732)	$1,036,525	$617,948
(Income) loss from discontinued operations, net	1,013	(640,236)	(53,524)

	(43,719)	396,289	564,424

Reconciling items:
Depreciation and amortization	108,140	348,789	420,644
Deferred taxes	5,008	145,303	132,284
(Gain) loss on disposal of assets	(842)	(14,827)	(11,621)
(Gain) loss forward exchange contract	—	2,496	11,925
(Gain) loss on trading securities	—	(849)	(12,586)
Provision for doubtful accounts	8,902	23,216	26,405
Share-based compensation	6,539	62,723	32,520
Equity in earnings of nonconsolidated affiliates	(2,097)	(94,215)	(23,832)
Other reconciling items — net	66,557	7,409	29,433
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(103,197)	158,924	(166,220)

Net cash provided by operating activities	45,291	1,035,258	1,003,376
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	140	336	(198)
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	7,665	23,782	26,848
Sales (purchases) of investments — net	(26)	(25,246)	(422)
Purchases of property, plant and equipment	(48,937)	(240,202)	(224,209)
Proceeds from disposal of assets	1,767	72,806	21,214
Acquisition of operating assets, net of cash acquired	(20,247)	(153,836)	(71,593)
Decrease (increase) in other — net	(18,305)	(93,891)	(12,547)
Cash used to purchase equity	(17,430,258)	—	—

Net cash used in investing activities	(17,508,201)	(416,251)	(260,907)
Cash flows from financing activities:
Draws on credit facilities	488,000	692,614	618,372
Payments on credit facilities	(82,221)	(872,901)	(1,026,040)
Payments on long-term debt	(366,257)	(1,276,872)	(262,843)
Debt proceeds used to finance the merger	15,377,919	—	—
Payments for purchase of common shares	(1)	(3,781)	(435)
Equity contribution used to finance the merger	2,142,831	—	—
Payment on forward exchange contract	—	(110,410)	—
Proceeds from exercise of stock options and other	—	17,776	77,295
Dividends paid	—	(93,367)	(279,008)

Net cash provided by (used in) financing activities	17,560,271	(1,646,941)	(872,659)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(1,967)	(67,751)	31,449
Net cash provided by investing activities	—	1,098,892	106,824
Net cash provided by (used in) financing activities	—	—	—

Net cash provided by discontinued operations	(1,967)	1,031,141	138,273

Net (decrease) increase in cash and cash equivalents	95,394	3,207	8,083

Cash and cash equivalents at beginning of period	148,355	145,148	116,000

Cash and cash equivalents at end of period	$243,749	$148,355	$124,083

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS
Information Regarding Registrant
CC Media Holdings, Inc. (the “Company”) was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (the “Sponsors”) for the purpose of acquiring the business of Clear Channel Communications, Inc., a Texas company (“Clear Channel”). The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”).
As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain principals of the Company that were rolled over and exchanged for Class A common stock of the Company, were either exchanged for (i) $36.00 in cash consideration, without interest, or (ii) one share of Class A common stock of the Company.
The purchase price was approximately $23.0 billion including $134.9 million in capitalized transaction costs. The merger was funded primarily through a $3.0 billion equity contribution, including the rollover of Clear Channel shares, and $20.8 billion in debt financing, including the assumption of $5.1 billion aggregate principal amount of Clear Channel debt, discussed more fully in Note 4.
The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). The Company allocated a portion of the consideration paid to the assets and liabilities acquired at their respective fair values with the remaining portion recorded at the continuing shareholders basis. Excess consideration after this allocation was recorded as goodwill.
The Company has estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the Company’s financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. The Company is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities and will complete its purchase price allocation within one year of the closing of the acquisition.  The final allocation of the purchase price may be different than the initial allocation.
The global economic slowdown has adversely affected advertising revenues across the Company’s businesses in recent months.  The Company will perform its annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in the Company recognizing an impairment charge on the acquired assets or goodwill.
The accompanying consolidated balance sheets, statements of operations, statements of cash flows and shareholders’ equity are presented for two periods: post-merger and pre-merger. The Company applied purchase accounting pursuant to the aforementioned standards to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The period from July 31 through September 30, 2008 includes the post-merger period of the Company, reflecting the merger of the Company and Clear Channel. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries.

•	The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 include the pre-merger period of Clear Channel. Prior to the consummation of its acquisition of Clear Channel, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition.

•	The 2007 periods presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The balance sheet presented as of July 31, 2008 reflects the preliminary allocation of purchase price, based on available information and certain assumptions management believed reasonable. Following is a summary of the preliminary purchase price allocations:

(In thousands)	July 31, 2008
Consideration for equity	$17,720,185
Assumed debt	5,136,929
Transaction costs	134,874
Historical carryover basis	(763,481)

$22,228,507

Total current assets	2,221,285
Net PP&E	3,739,148
Net PP&E — discontinued operations	6,274
Intangible assets — net	20,718,589
Intangible assets — discontinued operations	9,214
Long-term assets	1,160,614
Current liabilities	(1,219,033)
Long-term liabilities	(4,407,584)

$22,228,507

The following unaudited supplemental pro forma information reflects the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007. The historical financial information was adjusted to give effect to items that are (i) directly attributed to the merger, (ii) factually supportable, and (iii) expected to have a continuing impact on the consolidated results. Such items include depreciation and amortization expense associated with preliminary valuations of property, plant and equipment and definite-lived intangible assets, corporate expenses associated with new equity based awards granted to certain members of management, expenses associated with the accelerated vesting of employee share based awards upon closing of the merger, interest expense related to debt issued in conjunction with the merger and the fair value adjustment to Clear Channel’s existing debt and the related tax effects of these items. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

	Pre-merger	Pre-merger	Pre-merger	Pre-merger
	Period from January 1	Period from July 1	Nine months ended	Three months ended
	through July 30,	through July 30,	September 30,	September 30,
(In thousands)	2008	2008	2007	2007
Revenue	$3,951,742	$556,457	$5,058,434	$1,751,165
Income (loss) before discontinued operations	(22,744)	(39,359)	(9,789)	54,953
Net income (loss)	617,492	(42,417)	43,735	81,291
Earnings (loss) per share — basic	7.60	(.52)	.54	1.00
Earnings (loss) per share — diluted	7.57	(.52)	.54	1.00
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
Certain Reclassifications
The historical financial statements and footnote disclosures have been revised to exclude amounts related to Clear Channel’s television business and certain of its radio stations as discussed in Note 2.
Recent Accounting Pronouncements
On March 19, 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (”Statement 161”). Statement 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the disclosure requirements beginning January 1, 2009.
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
The Company holds marketable equity securities and interest rate swaps that are measured at fair value on each reporting date.
The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at September 30, 2008 was $85.5 million.
The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income. The Company entered into the swap to effectively convert a portion of its floating-rate debt to a fixed basis through September 29, 2013, thus reducing the impact of interest-rate changes on future interest expense. Due to the fact that the inputs are either directly or indirectly observable, the Company classified the fair value measurements of these agreements as Level 2. The fair value of the interest rate swap at September 30, 2008 was a liability of $26.7 million.

Note 2: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Sale of non-core radio stations
The Company determined that each radio station market in Clear Channel’s previously announced non-core radio station sales represents a disposal group consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”). Consistent with the provisions of Statement 144, the Company classified these assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of September 30, 2008, the Company had definitive asset purchase agreements for 18 radio stations classified as discontinued operations.
Sale of the television business
On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, Clear Channel recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” in its consolidated statement of operations during the first quarter of 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for the nine and three months ended September 30, 2007. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Summarized Financial Information of Discontinued Operations
Summarized operating results of discontinued operations are as follows:

	Post-merger	Pre-merger
		Period from		Period from
	Period from July 31	January 1	Nine Months ended	July 1	Three Months ended
	through September 30,	through July 30,	September 30	through July 30,	September 30,
(In thousands)	2008	2008	2007	2008	2007
Revenue	$251	$74,783	$344,190	$929	$106,461
Income before income taxes	$16	$702,698	$84,860	$2,697	$36,653
Included in income from discontinued operations, net is income tax expense of $1.0 million for the period July 31 through September 30, 2008. Included for the period from January 1 through July 30, 2008 is income tax expense of $62.4 million and a gain of $695.8 million related to the sale of Clear Channel’s television business and certain radio stations. The Company estimates utilization of approximately $585.3 million of capital loss carryforwards to offset a portion of the taxes associated with these gains.  The Company recorded approximately $689.5 million in capital loss carryforwards remaining as of September 30, 2008.
Included in income from discontinued operations, net is income tax expense of $5.8 million for the period from July 1 through July 30, 2008.
Included in income from discontinued operations, net are income tax expenses of $31.3 million and $10.3 million for the nine and three months ended September 30, 2007, respectively. Included in income from discontinued operations for the nine and three months ended September 30, 2007 is a gain of $35.2 million and $19.9 million related to the sale of certain radio stations.

The following table summarizes the carrying amount at September 30, 2008 and December 31, 2007 of the major classes of assets and liabilities of the businesses classified as discontinued operations. The purchase price allocation to assets classified as discontinued operations as of September 30, 2008 is preliminary and the estimates and assumptions are subject to change.

	Post-merger	Pre-merger
	September 30,	December 31,
(In thousands)	2008	2007
Assets
Accounts receivable, net	$—	$76,426
Other current assets	—	19,641

Total current assets	$—	$96,067

Land, buildings and improvements	$3,232	$73,138
Transmitter and studio equipment	2,747	207,230
Other property, plant and equipment	254	22,781
Less accumulated depreciation	—	138,425

Property, plant and equipment, net	$6,233	$164,724

Definite-lived intangibles, net	$—	$283
Licenses	9,214	107,910
Goodwill	—	111,529

Total intangible assets	$9,214	$219,722

Film rights	$—	$18,042
Other long-term assets	3,289	8,338

Total other assets	$3,289	$26,380

Liabilities
Accounts payable and accrued expenses	$—	$10,565
Film liability	—	18,027
Other current liabilities	—	8,821

Total current liabilities	$—	$37,413

Film liability	$—	$19,902
Other long-term liabilities	—	34,428

Total long-term liabilities	$—	$54,330

Note 3: INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangible assets
The Company has transit and street furniture contracts and other contractual rights in its Americas and International outdoor segments (with an estimated 6 year weighted average useful life at acquisition), talent and program right contracts in its radio segment (with an estimated 8 year weighted average useful life at acquisition), and contracts for non-affiliated radio and television stations in the Company’s media representation operations (with an estimated 6 year weighted average useful life at acquisition). These definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2008 and December 31, 2007:

	Post-merger		Pre-merger
	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$654,937	$20,482	$867,283	$613,897
Talent contracts	74,475	7,197	—	—
Representation contracts	211,213	7,580	400,316	212,403
Other	241,753	2,024	84,004	39,433

Total	$1,182,378	$37,283	$1,351,603	$865,733

Total amortization expense from continuing operations related to definite-lived intangible assets for the pre-merger period from January 1, 2008 through July 30, 2008 was $58.3 million. Total amortization expense from continuing operations related to definite-lived intangible assets for the pre-merger period from July 1, 2008 through July 30, 2008 was $8.9 million. Total amortization expense from continuing operations for the post-merger period from July 31 through September 30, 2008 was $37.4 million. Total amortization expense from continuing operations related to definite-lived intangible assets for the year ended December 31, 2007 was

$105.0 million. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2009	$213,629
2010	164,441
2011	119,348
2012	99,021
2013	76,089
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
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units for radio broadcasting and Americas outdoor advertising are the reportable segments. The Company determined that each country in its International outdoor segment constitutes a reporting unit. Goodwill of approximately $9.8 billion resulted from the merger, $756.9 million of which is expected to be deductible for tax purposes. The preliminary allocation of goodwill by segment is as follows:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Pre-merger
Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116
Acquisitions	7,051	—	12,341	—	19,392
Dispositions	(20,931)	—	—	—	(20,931)
Foreign currency	—	(293)	28,596	—	28,303
Adjustments	(423)	(970)	—	—	(1,393)

Balance as of July 30, 2008	$6,031,224	$687,073	$515,190	$2,000	$7,235,487

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Post-merger
Balances at July 31, 2008	$—	$—	$—	$—	$—
Preliminary purchase price allocation	6,335,220	2,805,780	603,712	60,115	9,804,827

Balance as of September 30, 2008	$6,335,220	$2,805,780	$603,712	$60,115	$9,804,827

The global economic slowdown has adversely affected advertising revenues across the Company’s businesses in recent months.  The Company will perform its annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in the Company recognizing an impairment charge on the acquired assets or goodwill.
NOTE 4: DEBT AND GUARANTEES
Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	Post-merger	Pre-merger
	September 30,	December 31,
(In thousands)	2008	2007
Senior Secured Credit Facilities:
Term loan A	$1,331,500	$—
Term loan B	10,700,000	—
Term loan C	695,879	—
Revolving Credit Facility	165,000	—
Delayed Draw Facility	363,000	—
Receivables Based Facility	495,450	—
Other Secured Long-term Debt	6,943	8,297

Total Consolidated Secured Debt	13,757,772	8,297

	Post-merger	Pre-merger
	September 30,	December 31,
(In thousands)	2008	2007
Senior Cash Pay Notes	980,000	—
Senior Toggle Notes	1,330,000	—
Clear Channel Senior Notes:
6.25% Senior Notes Due 2011	750,000	750,000
4.625% Senior Notes Due 2008	—	500,000
6.625% Senior Notes Due 2008	—	125,000
4.25% Senior Notes Due 2009	500,000	500,000
7.65% Senior Notes Due 2010	386,084	750,000
4.5% Senior Notes Due 2010	250,000	250,000
4.4% Senior Notes Due 2011	250,000	250,000
5.0% Senior Notes Due 2012	300,000	300,000
5.75% Senior Notes Due 2013	500,000	500,000
5.5% Senior Notes Due 2014	750,000	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Subsidiary level notes	5,662	644,860
Other long-term debt	72,780	97,822
$1.75 billion multi-currency revolving credit facility	—	174,619
Purchase accounting adjustments and original issue (discount) premium	(1,205,049)	(11,849)
Fair value adjustments related to interest rate swaps	—	11,438

	19,602,249	6,575,187
Less: current portion	567,167	1,360,199

Total long-term debt	$19,035,082	$5,214,988

The Company’s weighted average interest rate at September 30, 2008 was 7.4%.
The following is a summary of the terms of the Company’s debt incurred in connection with the merger:
•	a $1.33 billion term loan A facility, with a maturity of six years;

•	a $10.7 billion term loan B facility with a maturity of seven years and six months;

•	a $695.9 million term loan C — asset sale facility, with a maturity of seven years and six months;

•	a $750.0 million delayed draw term loan facility with a maturity of seven years and six months which may be drawn to purchase or redeem Clear Channel’s outstanding 7.65% senior notes due 2010, of which $363.0 million was drawn as of September 30, 2008;

•	a $500.0 million delayed draw term loan facility with a maturity of seven years and six months may be drawn to purchase or redeem Clear Channel’s outstanding 4.25% senior notes due 2009, of which none was drawn as of September 30, 2008;

•	a $2.0 billion revolving credit facility with a maturity of six years, including a letter of credit sub-facility and a swingline loan sub-facility. At September 30, 2008, the outstanding balance on this facility was $165.0 million and, taking into account letters of credit of $301.2 million, $1.5 billion was available for future borrowings;

•	a $783.5 million receivables based credit facility providing revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the merger closing date plus $250 million, subject to a borrowing base, of which $495.5 million was drawn as of September 30, 2008; and

•	$980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.33 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
Each of the proceeding obligations are among Clear Channel Communications, Inc., a wholly owned subsidiary of the Company, and each lender from time to time party to the credit agreements or senior cash pay and senior toggle notes. The following references to the Company in the discussion of the credit agreements, senior cash pay notes and senior toggle notes are in respect to Clear Channel Communications, Inc.’s obligations under the credit agreements, senior cash pay and senior toggle notes.
Senior Secured Credit Facilities
Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:
•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans, subject to downward adjustments if the Company’s leverage ratio of total debt to EBITDA decreases below 7 to 1; and

•	with respect to loans under the term loan B facility, term loan C — asset sale facility and delayed draw term loan facilities, (i) 2.65% in the case of base rate loans and (ii) 3.65% in the case of Eurocurrency rate loans subject to downward adjustments if the Company’s leverage ratio of total debt to EBITDA decreases below 7 to 1.
The Company is required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum. The Company is required to pay each delayed draw term facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term facilities, which initially will be 1.825% per annum until the delayed draw term facilities are fully drawn or commitments thereunder terminated.
The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with:
•	50% (which percentage will be reduced to 25% and to 0% based upon the Company’s leverage ratio) of the Company’s annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and revolving credit loans (to the extent accompanied by a permanent reduction of the commitment) and subject to customary credits;

•	100% (which percentage will be reduced to 75% and 50% based upon the Company’s leverage ratio) of the net cash proceeds of sales or other dispositions by the Company or its wholly-owned restricted subsidiaries (including casualty and condemnation events) of assets subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under the senior secured credit facilities.
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
The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.
The Company is required to repay the loans under its term loan facilities as follows:
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
The senior secured credit facilities are guaranteed by each of the Company’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by:
•	a first-priority lien on the capital stock of Clear Channel;

•	100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the Clear Channel senior notes;

•	certain assets that do not constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes);

•	certain assets that constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the Clear Channel senior notes; and

•	a second-priority lien on the accounts receivable and related assets securing our receivables based credit facility.
The obligations of any foreign subsidiaries that are borrowers under the revolving credit facility will also be guaranteed by certain of their material wholly-owned restricted subsidiaries, and secured by substantially all assets of all such borrowers and guarantors, subject to permitted liens and other exceptions.
The senior secured credit facilities require the Company to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio. This financial covenant becomes effective on March 31, 2009 and will become more restrictive over time. The Company’s senior secured debt consists of the senior secured facilities, the receivables based facility and certain other secured subsidiary debt. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 6.0x at September 30, 2008. The Company’s consolidated EBITDA is calculated as its trailing twelve months operating income before depreciation, amortization, non-cash compensation and merger expenses of $2.1 billion adjusted for certain items, including: (i) an increase of $45.8 million for cash received from nonconsolidated affiliates; (ii) an increase of $28.0 million for non-cash items; and (iii) an increase of $44.1 million for certain miscellaneous items.
In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things:
•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase its capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change its lines of business.
The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of the Company’s subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.
Receivables Based Credit Facility
The receivables based credit facility of $783.5 million provides revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the closing date plus $250 million, subject to a borrowing base. The borrowing base at any time equals 85% of the eligible accounts receivable for certain subsidiaries of the Company. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility. The maturity of the receivables based credit facility is six years. The balance at September 30, 2008 was $495.5 million.

All borrowings under the receivables based credit facility are subject to the absence of any default, the accuracy of representations and warranties and compliance with the borrowing base. If at any time, borrowings, excluding the initial borrowing, under the receivables based credit facility following the closing date will be subject to compliance with a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the receivables based credit facility is less than $50 million, or if aggregate excess availability under the receivables based credit facility and revolving credit facility is less than 10% of the borrowing base.
Borrowings under the receivables based credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
The margin percentage applicable to the receivables based credit facility is (i) 1.40% in the case of base rate loans and (ii) 2.40% in the case of Eurocurrency rate loans subject to downward adjustments if the Company’s leverage ratio of total debt to EBITDA decreases below 7 to 1.
The Company is required to pay each lender a commitment fee in respect of any unused commitments under the receivables based credit facility, which is 0.375% per annum subject to downward adjustments if the Company’s leverage ratio of total debt to EBITDA decreases below 6 to 1.
If at any time the sum of the outstanding amounts under the receivables based credit facility (including the letter of credit outstanding amounts and swingline loans thereunder) exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the receivables based credit facility, the Company will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess.
The Company may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.
The receivables based credit facility is guaranteed by, subject to certain exceptions, the guarantors of the senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected first priority security interest in all of the Company’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof, subject to permitted liens and certain exceptions.
The receivables based credit facility includes negative covenants, representations, warranties, events of default, conditions precedent and termination provisions substantially similar to those governing our senior secured credit facilities.
Senior Notes
The Company has outstanding $980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 (the “senior cash pay notes”) and $1.3 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016 (the “senior toggle notes” and, together with the senior cash pay notes, the “notes”).
The senior toggle notes mature on August 1, 2016 and may require a special redemption on August 1, 2015. Following the first interest payment date, the Company may elect to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.
The Company may redeem some or all of the notes at any time prior to August 1, 2012, at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and a “make-whole premium,” as described in the notes. The Company may redeem some or all of the notes at any time on or after August 1, 2012 at the redemption prices set forth in notes. In addition, the Company may redeem up to 40% of any series of the outstanding notes at any time on or prior to August 1, 2011 with the net cash proceeds raised in one or more equity offerings. If the Company undergoes a change of control, sells certain of its assets, or issues certain debt offerings, it may be required to offer to purchase notes from holders.
The notes are senior unsecured debt and rank equal in right of payment with all of the Company’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities and the receivables based credit facility guarantee the notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities and the receivables based credit facility. In addition, the notes and the guarantees are structurally senior to Clear Channel’s senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the notes. The notes and the guarantees are effectively subordinated to the existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the notes.
Subsidiary Level Notes
AMFM Operating Inc. (“AMFM”), a wholly-owned subsidiary of the Company, had outstanding 8% senior notes due 2008. An aggregate principal amount of $639.2 million of the 8% senior notes was repurchased pursuant to a tender offer and consent solicitation in connection with the merger and a loss of $8.0 million was recorded in other expense in the pre-merger consolidated income statement. The 8% senior notes were redeemed at maturity on November 1, 2008.
Debt Maturities and Tender Offer
On January 15, 2008, Clear Channel redeemed its 4.625% senior notes at their maturity for $500.0 million plus accrued interest with proceeds from its bank credit facility.
On June 15, 2008, Clear Channel redeemed its 6.625% Senior Notes at their maturity for $125.0 million with available cash on hand.
Clear Channel’s $1.75 billion multi-currency revolving credit facility was terminated in connection with the closing of the merger. There was no outstanding balance on the facility on the date it was terminated.
On August 7, 2008, the Company announced that it commenced a cash tender offer and consent solicitation for its outstanding $750.0 million principal amount of 7.65% senior notes due 2010. The tender offer and consent payment expired on September 9, 2008. The aggregate principal amount of 7.65% senior notes repurchased was $363.9 million. The Company recorded a loss of $16.2 million in other expense in the post-merger consolidated income statement related to the tender.
Guarantees, Letters of Credit and Surety Bonds
At September 30, 2008, the Company guaranteed $39.8 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of September 30, 2008, no amounts were outstanding under these agreements.
As of September 30, 2008, the Company had outstanding commercial standby letters of credit and surety bonds of $429.1 million and $209.9 million, respectively. Letters of credit in the amount of $154.8 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.
These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.
Other
All purchase accounting fair value adjustments to debt, fees and initial offering discounts are being amortized as interest expense over the life of the respective notes. The aggregate market value of the Company’s debt was approximately $18.3 billion and $5.9 billion at September 30, 2008 and December 31, 2007, respectively.
Future maturities of long-term debt at September 30, 2008 are as follows:

(In thousands)
2008 (1)	$65,974
2009	513,272
2010	669,821
2011	1,214,008
2012	694,236
Thereafter	17,649,987

Total (2)	$20,807,298

(1)	Represents debt maturing in the fourth quarter of 2008.

(2)	Excludes a negative purchase accounting fair value adjustment of $1.2 billion, which is amortized through interest expense over the life of the underlying debt obligations.

Note 5: OTHER DEVELOPMENTS
Acquisitions
The Company acquired FCC licenses in its radio segment for $11.7 million in cash during 2008. The Company acquired outdoor display faces and additional equity interests in international outdoor companies for $104.8 million in cash during 2008. The Company’s national representation business acquired representation contracts for $57.6 million in cash during 2008.
During 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.”
Disposition of Asset
Clear Channel received proceeds of $110.5 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $29.1 million as a component of “income from discontinued operations, net” during the pre-merger period ended July 30, 2008. Clear Channel received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “income from discontinued operations, net” during the pre-merger period ended July 30, 2008.
In addition, Clear Channel sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received in the pre-merger period ended July 30, 2008.
Clear Channel sold a portion of its investment in Grupo ACIR Comunicaciones for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in “equity in earnings of nonconsolidated affiliates” during the pre-merger period ended July 30, 2008.
Disposition of Derivatives and American Tower Corporation Shares (AMT)
Clear Channel was party to two U.S. dollar — Euro cross currency swap contracts designated as a hedge of its net investment in Euros and $1.1 billion of interest rate swap contracts designated as fair value hedges of the underlying fixed-rate debt obligations. Clear Channel terminated its cross currency swap contracts on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand. The contracts were recorded on the balance sheet at fair value, which was equivalent to the cash paid to terminate them. The related fair value adjustments in other comprehensive income were deleted when the merger took place.
Clear Channel terminated its interest rate swaps effective July 10, 2008 and received proceeds of approximately $15.4 million. The interest rate swaps were recorded on the balance sheet at fair value, which was equivalent to the proceeds received.
Clear Channel held options under two secured forward exchange contracts, which it terminated effective June 13, 2008, receiving net proceeds of $15.2 million. A net gain of $27.0 million was recorded in the pre-merger period in “Gain on marketable securities” related to terminating the contracts and selling the underlying AMT shares.
Divestiture Trusts
The Company holds nontransferable, noncompliant station combinations pursuant to certain FCC rules or, in a few cases, pursuant to temporary waivers. These noncompliant station combinations were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. The Company will have to divest of certain stations in these noncompliant station combinations. The trust is terminated, with respect to each noncompliant station combination, if at any time the stations may be owned by the Company under the then current FCC media ownership rules. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.
Legal Proceedings
Plaintiff Grantley Patent Holdings, Ltd. (“Grantley”) sued Clear Channel and nine of its subsidiaries for patent infringement in the United States District Court for the Eastern District of Texas in November 2006.  The four patents at issue claim methods and systems for electronically combining a traffic and billing system and a software yield management system to create an inventory management system for the broadcast media industry.  Clear Channel contended that the patents are invalid and alternatively, that its systems did not infringe the patents.  The case was tried before a jury beginning April 14, 2008.   On April 22, 2008, the jury found that the patents

at issue were valid and that Clear Channel infringed the patents and awarded damages to Grantley.  A final judgment of $89.8 million was entered by the court on June 10, 2008, which includes damages, plus pre-judgment and post-judgment interest and a post-judgment royalty.  The Company plans to vigorously contest the judgment through an appeal to the U.S. Court of Appeals for the Federal Circuit.  The Company’s potential loss for this proceeding is within a range of outcomes. The Company has accrued the minimum amount within the range because no amount within the range represents a better estimate of the potential loss. Ultimate resolution of the case could result in material additional expense.
The Company is currently involved in certain legal proceedings arising in the ordinary course of business and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions or the effectiveness of its strategies related to these proceedings.
Effective Tax Rate
The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. A tax benefit was recorded for the three months ended September 30, 2008 of 40.7% and reflects the Company’s ability to recover a limited amount of the Company’s prior period tax liabilities through certain net operating loss carrybacks. The effective tax rate was impacted as a result of the tax effect of the disposition of certain radio broadcasting assets and investments and tax benefits realized which resulted from the reversal of FIN 48 liabilities due to the favorable settlement of certain ongoing tax examinations. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed; the Company cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future period net operating losses. Pursuant to the provision of SFAS No. 109 “Accounting For Income Taxes,” deferred tax valuation allowances would be required on those deferred tax assets. For the three months ended September 30, 2007, the tax expense recorded was 20.9%, and was favorably impacted by the reduction in the valuation allowance on capital loss carryforwards and the reversal of FIN 48 liabilities due to settlement of certain ongoing tax examinations.
The effective tax rate for the nine months ended September 30, 2008 decreased to 26.9% as compared to 33.7% for the nine months ended September 30, 2007, primarily due to the release of the valuation allowance on the capital loss carryforwards that were used to offset the taxable gain from the disposition of Clear Channel’s investment in AMT and Grupo ACIR Comunicaciones. Additionally, Clear Channel sold its 50% interest in Clear Channel Independent in 2008, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense.
Note 6: COMMITMENTS AND CONTINGENCIES
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
As discussed in Note 5, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.
Note 7: SHAREHOLDERS’ EQUITY
In connection with the merger, the Company issued approximately 23.6 million shares of Class A common stock, approximately 0.6 million shares of Class B common stock and approximately 59.0 million shares of Class C common stock. Every holder of shares of Class A common stock is entitled to one vote for each share of Class A common stock. Every holder of shares of Class B common stock is entitled to a number of votes per share equal to the number obtained by dividing (a) the sum of the total number of shares of Class B common stock outstanding as of the record date for such vote and the number of shares of Class C common stock outstanding as of the record date for such vote by (b) the number of shares of Class B common stock outstanding as of the record date for such vote. Except as otherwise required by law, the holders of outstanding shares of Class C common stock are not entitled to any votes upon any matters presented to our stockholders.

Except with respect to voting as described above, and as otherwise required by law, all shares of Class A common stock, Class B common stock and Class C common stock have the same powers, privileges, preferences and relative participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, and will be identical to each other in all respects.
Vesting of certain Clear Channel stock options and restricted stock awards was accelerated upon closing of the merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $36.00 per share while holders of restricted stock awards received $36.00 per share in cash, without interest. Approximately $39.2 million of share-based compensation was recognized in the pre-merger period as a result the accelerated vesting of the stock options and restricted stock awards.
Share-Based Payments
Prior to the merger, Clear Channel granted options to purchase its common stock to its employees and directors and its affiliates under various stock option plans typically at no less than the fair value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with Clear Channel or one of its affiliates. The original terms of these options were to vest over a period of up to five years. All option plans contained anti-dilutive provisions that permitted an adjustment of the number of shares of Clear Channel’s common stock represented by each option for any change in capitalization.
At July 30, 2008, there were 23,433,092 outstanding Clear Channel stock options held by Clear Channel’s employees and directors under Clear Channel’s stock option plans. Of these Clear Channel stock options, 7,407,103 had an exercise price below $36.00, and were considered “in the money.” Each Clear Channel stock option that was outstanding and unexercised as of the date of the merger, whether vested or unvested or which was subject to a valid irrevocable stock election, automatically became fully vested and converted into the right to receive a cash payment or equity in the Company equal to the value of the product of the excess, if any, of the $36.00 over the exercise price per share of the Clear Channel stock option. Following the merger, Clear Channel stock options are no longer outstanding and automatically ceased to exist, and the holders thereof no longer have any rights with respect to Clear Channel stock options, except the right to receive the cash payment or equity, if any, described in the preceding sentence.
Certain executive officers were permitted to elect that some of their outstanding shares of “in the money” Clear Channel stock options were not purchased at their intrinsic value on the date of the merger, but rather converted into options to purchase shares of the Company following the merger. Such conversions were based on the fair market value on the merger date and also preserved the aggregate spread value of the rolled options. Through this program, 1,749,075 shares of Clear Channel stock options with a weighted average exercise price of $32.63 per share were converted into stock options to purchase 235,393 shares of the Company’s Class A common stock with a weighted average exercise price of $10.99 per share. Additionally, unvested options to acquire 170,329 shares of Clear Channel common stock at a weighted average exercise price of $57.28 on the date of the merger could not, by their terms, be cancelled prior to their stated expiration date. These stock options were converted, on a one-for-one basis, into stock options to acquire shares of the Company’s Class A common stock.
The following table presents a summary of Clear Channel’s stock options outstanding at and stock option activity during the pre-merger period from January 1 through July 30, 2008 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price
Outstanding, January 1, 2008	30,643	$43.56
Granted	0	n/a
Exercised (a)	(438)	30.85
Forfeited	(298)	31.47
Expired	(22,330)	47.61
Settled at merger (b)	(5,658)	32.16
Converted into options in the Company	(1,919)	34.82

Outstanding, July 30, 2008	0	n/a

(a)	Cash received from option exercises during the pre-merger period from January 1 through July 30, 2008 was $13.5 million, and Clear Channel received an income tax benefit of $0.9 million relating to the options exercised during the pre-merger period from January 1 through July 30, 2008. The total intrinsic value of options exercised during the pre-merger period from January 1 through July 30, 2008 was $1.7 million.

(b)	Clear Channel received an income tax benefit of $8.1 million relating to the options settled upon the closing of the merger.

A summary of Clear Channel’s unvested options at December 31, 2007, and changes during the pre-merger period from January 1 through July 30, 2008, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Unvested, January 1, 2008	6,817	$10.80
Granted	0	n/a
Vested (a)	(6,519)	10.81
Forfeited	(298)	8.33

Unvested, July 30, 2008	0	n/a

(a)	The total fair value of shares vested during the pre-merger period from January 1 through July 30, 2008 was $71.2 million. Upon closing of the merger, 4.1 million Clear Channel unvested stock options became vested. As a result, Clear Channel recorded $12.9 million in non-cash compensation expense on July 30, 2008.
On July 30, 2008, the Company granted 7,417,307 options to purchase Class A common stock to certain key executives at $36.00 per share. Of these options, 3,166,830 will vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over five years if the Sponsors receive a predetermined return on their initial investment. All options were granted for a term of ten years and will be forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company. The fair value of the portion of options that vest based on continued service was estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions was estimated on the grant date using a Monte Carlo model. Expected volatilities were based on implied volatilities from traded options on peer companies, historical volatility on peer companies’ stock, and other factors. The expected life of the options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of these options:

Expected volatility	58%
Expected life in years	5.5 – 7.5
Risk-free interest rate	3.46% – 3.83%
Dividend yield	0%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the post-merger period from July 31 through September 30, 2008 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Clear Channel options converted	406	$30.42
Granted (a)	7,417	36.00
Exercised	0	n/a
Forfeited	(24)	36.00
Expired	(7)	49.36

Outstanding, September 30, 2008	7,792	35.70	9.5 years	$848

Exercisable	399	30.10	4.0 years	$848
Expect to Vest	3,143	36.00	9.8 years	$0

(a)	The weighted average grant date fair value of shares of this grant was $21.86. Non-cash compensation expense has not been recorded with respect to 4.3 million shares of this grant as the vesting is subject to performance conditions that have not yet been determined probable to meet.

A summary of the Company’s unvested options and changes during the post-merger period from July 31 through September 30, 2008, is presented below:

(In thousands, except per share data)	Options
Granted	7,417
Vested	0
Forfeited	(24)

Unvested, September 30, 2008	7,393

Restricted Stock Awards
Prior to the merger, Clear Channel granted restricted stock awards to its employees and directors and its affiliates. These common shares held a legend which restricted their transferability for a term of up to five years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with Clear Channel prior to the lapse of the restriction. The restricted stock awards were granted out of Clear Channel’s stock option plans. Recipients of the restricted stock awards were entitled to all cash dividends as of the date the award was granted.
At July 30, 2008, there were 2,692,904 outstanding Clear Channel restricted stock awards held by Clear Channel’s employees and directors under Clear Channel’s equity incentive plans. Pursuant to the Merger Agreement, 1,876,315 of the Clear Channel restricted stock awards became fully vested and converted into the right to receive a cash payment or equity in the Company equal to the value of $36.00 per share. The remaining 816,589 shares of Clear Channel restricted stock converted on a one-for-one basis into restricted stock of the Company. Following the merger, Clear Channel restricted stock is no longer outstanding and automatically ceased to exist, and the holders thereof no longer have any rights with respect to Clear Channel restricted stock, except the right to receive the cash payment or equity, if any, described in the preceding sentence.
The following table presents a summary of Clear Channel’s restricted stock outstanding at and restricted stock activity during the pre-merger period from January 1 through July 30, 2008 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2008	3,301	$34.52
Granted	0	n/a
Vested (restriction lapsed) (a)	(470)	36.58
Forfeited	(138)	33.60
Settled at merger (b)	(1,876)	32.53
Converted into restricted stock of the Company	(817)	38.06

Outstanding, July 30, 2008	0	n/a

(a)	Clear Channel received an income tax benefit of $6.5 million relating to restricted shares that vested during the pre-merger period from January 1 through July 30, 2008.

(b)	Upon closing of the merger, 1.9 million shares of Clear Channel restricted stock became vested. As a result, Clear Channel recorded $26.3 million in non-cash compensation on July 30, 2008. Clear Channel received an income tax benefit of $25.4 million relating to the restricted shares settled upon closing of the merger.
On July 30, 2008, the Company granted 555,556 restricted stock awards to each its Chief Executive Officer and Chief Financial Officer. The fair value of the award was $40.0 million, or $36.00 per share, the market value of a share of the Company’s Class A common stock on the grant date. These Class A common shares are subject to restrictions on their transferability for a term of up to five years and will be forfeited, except in certain circumstances, in the event the employee terminates his employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s equity plan. The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the post-merger period from July 31 through September 30, 2008 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Clear Channel restricted stock converted	817	$36.00
Granted	1,111	36.00
Vested (restriction lapsed)	(1)	36.00
Forfeited	(24)	36.00

Outstanding, September 30, 2008	1,903	36.00

Unrecognized share-based compensation cost
As of September 30, 2008, there was $137.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over 4.3 years.
Note 8: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor segment includes operations primarily in Europe, Asia and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.
The following table presents the Company’s operating segment results for the post-merger period from July 31 through September 30, 2008, the pre-merger period from January 1 through July 30, 2008, and the pre-merger nine months ended September 30, 2007:

					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Post-Merger Period from July 31, 2008 through September 30, 2008
Revenue	$567,057	$245,239	$296,460	$38,590	$—	$(19,210)	$1,128,136
Direct operating expenses	159,355	109,209	195,554	17,909	—	(8,289)	473,738
Selling, general and administrative expenses	193,045	39,590	53,585	16,170	—	(10,921)	291,469
Depreciation and amortization	16,871	38,230	42,785	8,666	1,588	—	108,140
Corporate expenses	—	—	—	—	33,395	—	33,395
Gain on disposition of assets — net	—	—	—	—	842	—	842

Operating income (loss)	$197,786	$58,210	$4,536	$(4,155)	$(34,141)	$—	$222,236

Intersegment revenues	$7,132	$2,113	$—	$9,965	$—	$—	$19,210
Identifiable assets	$14,733,618	$8,697,963	$2,775,598	$739,642	$600,554	$—	$27,547,375
Capital expenditures	$8,967	$23,317	$15,504	$596	$553	$—	$48,937
Share-based payments	$1,298	$1,236	$339	$42	$3,624	$—	$6,539

					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets — net	Eliminations	Consolidated
Pre-Merger Period from January 1, 2008 through July 30, 2008
Revenue	$1,937,980	$842,831	$1,119,232	$111,990	$—	$(60,291)	$3,951,742
Direct operating expenses	570,234	370,924	748,508	46,490	—	(30,057)	1,706,099
Selling, general and administrative expenses	652,162	138,629	206,217	55,685	—	(30,234)	1,022,459
Depreciation and amortization	62,656	117,009	130,628	28,966	9,530	—	348,789
Corporate expenses	—	—	—	—	125,669	—	125,669
Merger expenses	—	—	—	—	87,684	—	87,684
Gain on disposition of assets — net	—	—	—	—	14,827	—	14,827

Operating income (loss)	$652,928	$216,269	$33,879	$(19,151)	$(208,056)	$—	$675,869

Intersegment revenues	$23,551	$4,561	$—	$32,179	$—	$—	$60,291
Identifiable assets	$11,667,570	$2,876,051	$2,704,889	$558,638	$656,616	$—	$18,463,764
Capital expenditures	$37,004	$82,672	$116,450	$1,609	$2,467	$—	$240,202
Share-based payments	$34,386	$5,453	$1,370	$1,166	$20,348	$—	$62,723

Pre-Merger Nine months ended September 30, 2007
Revenue	$2,654,807	$1,080,219	$1,264,891	$153,540	$—	$(95,023)	$5,058,434
Direct operating expenses	727,248	427,138	830,682	57,303	—	(48,556)	1,993,815
Selling, general and administrative expenses	875,331	167,004	226,314	72,693	—	(46,467)	1,294,875
Depreciation and amortization	82,967	140,885	152,731	31,875	12,186	—	420,644
Corporate expenses	—	—	—	—	138,234	—	138,234
Merger expenses	—	—	—	—	6,372	—	6,372
Gain on disposition of assets — net	—	—	—	—	11,621	—	11,621

Operating income (loss)	$969,261	$345,192	$55,164	$(8,331)	$(145,171)	$—	$1,216,115

Intersegment revenues	$38,555	$9,489	$—	$46,979	$—	$—	$95,023
Identifiable assets	$11,798,714	$2,816,825	$2,542,316	$741,662	$327,118	$—	$18,226,635
Capital expenditures	$52,928	$76,795	$88,361	$—	$6,125	$—	$224,209
Share-based payments	$16,751	$5,451	$1,168	$—	$9,150	$—	$32,520

The following table presents the Company’s operating segment results for the post-merger period from July 31 through September 30, 2008, the pre-merger period from July 1 through July 30, 2008, and the pre-merger three months ended September 30, 2007:

					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets — net	Eliminations	Consolidated
Post-Merger Period from July 31, 2008 through September 30, 2008
Revenue	$567,057	$245,239	$296,460	$38,590	$—	$(19,210)	$1,128,136
Direct operating expenses	159,355	109,209	195,554	17,909	—	(8,289)	473,738
Selling, general and administrative expenses	193,045	39,590	53,585	16,170	—	(10,921)	291,469
Depreciation and amortization	16,871	38,230	42,785	8,666	1,588	—	108,140
Corporate expenses	—	—	—	—	33,395	—	33,395
Gain on disposition of assets — net	—	—	—	—	842	—	842

Operating income (loss)	$197,786	$58,210	$4,536	$(4,155)	$(34,141)	$—	$222,236

Intersegment revenues	$7,132	$2,113	$—	$9,965	$—	$—	$19,210
Identifiable assets	$14,733,618	$8,697,963	$2,775,598	$739,642	$600,553	$—	$27,547,374
Capital expenditures	$8,967	$23,317	$15,504	$596	$553	$—	$48,937
Share-based payments	$1,298	$1,236	$339	$42	$3,624	$—	$6,539

Pre-Merger Period from July 1, 2008 through July 30, 2008
Revenue	$276,886	$124,491	$147,185	$15,156	$—	$(7,261)	$556,457
Direct operating expenses	93,408	53,659	104,695	8,571	—	(3,666)	256,667
Selling, general and administrative expenses	96,919	20,197	29,005	7,818	—	(3,595)	150,344
Depreciation and amortization	10,154	17,637	20,146	4,661	1,725	—	54,323
Corporate expenses	—	—	—	—	31,392	—	31,392
Merger expenses	—	—	—	—	79,839	—	79,839
Gain on disposition of assets — net	—	—	—	—	(4,624)	—	(4,624)

Operating income (loss)	$76,405	$32,998	$(6,661)	$(5,894)	$(117,580)	$—	$(20,732)

Intersegment revenues	$2,691	$322	$—	$4,248	$—	$—	$7,261
Identifiable assets	$11,667,570	$2,876,051	$2,704,889	$558,638	$656,616	$—	$18,463,764
Share-based payments	$25,071	$1,152	$291	$1,166	$14,661	$—	$42,341

Pre-Merger Three months ended September 30, 2007
Revenue	$909,643	$386,353	$431,188	$55,352	$—	$(31,371)	$1,751,165
Direct operating expenses	250,049	147,339	287,133	19,770	—	(14,610)	689,681
Selling, general and administrative expenses	292,680	56,636	74,592	24,219	—	(16,761)	431,366
Depreciation and amortization	24,817	47,692	52,101	11,092	3,948	—	139,650
Corporate expenses	—	—	—	—	47,040	—	47,040
Merger expenses	—	—	—	—	2,002	—	2,002
Gain on disposition of assets — net	—	—	—	—	678	—	678

Operating income (loss)	$342,097	$134,686	$17,362	$271	$(52,312)	$—	$442,104

Intersegment revenues	$10,904	$2,755	$—	$17,712	$—	$—	$31,371
Share-based payments	$5,610	$1,859	$398	$—	$3,068	$—	$10,935
Revenue of $322.1 million and identifiable assets of $3.0 billion derived from foreign operations are included in the data above for the post-merger period from July 31, 2008 through September 30, 2008. Revenue of $1.2 billion and identifiable assets of $2.9 billion derived from foreign operations are included in the data above for the pre-merger period from January 1, 2008 through July 30, 2008. Revenue of $1.4 billion and identifiable assets of $2.8 billion derived from foreign operations are included in the data above for the pre-merger nine months ended September 30, 2007. Revenue of $158.7 million and identifiable assets of $2.9 billion derived from foreign operations are included in the data above for the pre-merger period from July 1, 2008 through July 30, 2008. Revenue of $462.3 million and identifiable assets of $2.8 billion derived from foreign operations are included in the data above for the pre-merger three months ended September 30, 2007.
Note 9: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In connection with the merger, the Company paid the Sponsors $103.4 million in fees and expenses for financial and structural advice and analysis, assistance with due diligence investigations and debt financing negotiations and for reimbursement of certain out-of-pocket expenses. This amount was preliminarily allocated between merger expenses, debt issuance costs or included in the overall purchase price of the merger.
The Company has agreements with the Sponsors pursuant to which the Sponsors will provide management and financial advisory services to the Company until 2018. The agreements require the Company to pay management fees to the Sponsors or their affiliates for such services at a rate not greater than $15.0 million per year, with any additional fees subject to approval by the Company’s board of directors. For the post-merger period, the Company accrued Sponsors’ management fees of $2.5 million.

Note 10: GUARANTOR SUBSIDIARIES
Certain of the Company’s domestic, wholly-owned subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis certain of the Company’s outstanding debt obligations. The following consolidating schedules present condensed financial information on a combined basis:
Post-merger

	September 30, 2008
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$154,583	$89,166	$—	$243,749
Accounts receivable, net of allowance	712,415	883,234	—	1,595,649
Intercompany receivables	—	387,152	(387,152)	—
Prepaid expenses	64,924	88,830	—	153,754
Other current assets	90,065	165,856	—	255,921

Total Current Assets	1,021,987	1,614,238	(387,152)	2,249,073
Property, plant and equipment, net	879,228	2,588,739	—	3,467,967
Property, plant and equipment from discontinued operations, net	6,233	—	—	6,233
Definite-lived intangibles, net	312,019	833,076	—	1,145,095
Indefinite-lived intangibles — licenses	6,608,427	—	—	6,608,427
Indefinite-lived intangibles — permits	—	3,194,400	—	3,194,400
Goodwill	6,375,811	3,429,016	—	9,804,827
Intangible assets from discontinued operations, net	9,214	—	—	9,214
Notes receivable	8,892	3,170	—	12,062
Intercompany notes receivable	2,500,000	—	(2,500,000)	—
Investments in, and advances to, nonconsolidated affiliates	—	397,721	—	397,721
Investment in subsidiaries	6,942,706	—	(6,942,706)	—
Other assets	449,962	125,855	—	575,817
Other investments	28,326	63,660	—	91,986
Other assets from discontinued operations	3,289	—	—	3,289

Total Assets	$25,146,094	$12,249,875	$(9,829,858)	$27,566,111

Accounts payable	$25,191	$93,423	$—	$118,614
Accrued expenses	248,992	486,744	—	735,736
Accrued interest	103,296	321	—	103,617
Intercompany payable	387,152	—	(387,152)	—
Current portion of long-term debt	494,228	72,939	—	567,167
Deferred income	48,821	152,087	—	200,908

Total Current Liabilities	1,307,680	805,514	(387,152)	1,726,042
Long-term debt	19,032,310	2,772	—	19,035,082
Intercompany long-term debt	—	2,500,000	(2,500,000)
Deferred income taxes	2,424,395	1,571,231	—	3,995,626
Other long-term liabilities	267,867	210,051	—	477,918
Minority interest	255,144	217,601	—	472,745
Total shareholders’ equity	1,858,698	6,942,706	(6,942,706)	1,858,698

Total Liabilities and Shareholders’ Equity	$25,146,094	$12,249,875	$(9,829,858)	$27,566,111

Pre-merger

	December 31, 2007
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$4,975	$140,173	$—	$145,148
Accounts receivable, net of allowance	762,932	930,286	—	1,693,218
Intercompany receivables	—	264,365	(264,365)	—
Prepaid expenses	30,869	86,033	—	116,902
Other current assets	52,987	190,261	—	243,248
Current assets from discontinued operations	93,257	2,810	—	96,067

Total Current Assets	945,020	1,613,928	(264,365)	2,294,583
Property, plant and equipment, net	804,670	2,245,694	—	3,050,364
Property, plant and equipment from discontinued operations, net	164,672	52	—	164,724
Definite-lived intangibles, net	228,552	257,318	—	485,870
Indefinite-lived intangibles — licenses	4,201,617	—	—	4,201,617
Indefinite-lived intangibles — permits	—	251,988	—	251,988
Goodwill	6,047,037	1,163,079	—	7,210,116
Intangible assets from discontinued operations, net	218,062	1,660	—	219,722
Notes receivable	8,962	3,426	—	12,388
Intercompany notes receivable	2,500,000	—	(2,500,000)	—
Investments in, and advances to, nonconsolidated affiliates	—	346,387	—	346,387
Investment in subsidiaries	2,263,205	—	(2,263,205)	—
Other assets	186,105	117,686	—	303,791
Other investments	236,606	992	—	237,598
Other assets from discontinued operations	26,380	—	—	26,380

Total Assets	$17,830,888	$6,002,210	$(5,027,570)	$18,805,528

Accounts payable	$25,692	$139,841	$—	$165,533
Accrued expenses	373,429	539,236	—	912,665
Accrued interest	97,527	1,074	—	98,601
Accrued income taxes	79,973	—	—	79,973
Intercompany payables	264,365	—	(264,365)	—
Current portion of long-term debt	1,273,100	87,099	—	1,360,199
Deferred income	34,391	124,502	—	158,893
Current liabilities from discontinued operations	37,211	202	—	37,413

Total Current Liabilities	2,185,688	891,954	(264,365)	2,813,277
Long-term debt	5,120,066	94,922	—	5,214,988
Intercompany long-term debt	—	2,500,000	(2,500,000)	—
Other long-term obligations	127,384	—	—	127,384
Deferred income taxes	979,124	(185,274)	—	793,850
Other long-term liabilities	346,811	221,037	—	567,848
Long-term liabilities from discontinued operations	53,828	502	—	54,330
Minority interest	220,496	215,864	—	436,360
Total shareholders’ equity	8,797,491	2,263,205	(2,263,205)	8,797,491

Total Liabilities and Shareholders’ Equity	$17,830,888	$6,002,210	$(5,027,570)	$18,805,528

Post-merger

	Period from July 31 through September 30, 2008
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$581,832	$546,304	$—	$1,128,136
Operating expenses:
Direct operating expenses	172,955	300,783	—	473,738
Selling, general and administrative expenses	190,254	101,215	—	291,469
Depreciation and amortization	26,988	81,152	—	108,140
Corporate expenses	22,164	11,231	—	33,395
Gain (loss) on disposition of assets — net	(686)	1,528	—	842

Operating income (loss)	168,785	53,451	—	222,236
Interest (income) expense	251,869	29,610	—	281,479
Equity in earnings of nonconsolidated affiliates	19,673	2,097	(19,673)	2,097
Other income (expense) — net	(15,485)	4,571	—	(10,914)

Income before income taxes, minority interest and discontinued operations	(78,896)	30,509	(19,673)	(68,060)
Income tax benefit (expense)	38,494	(5,285)	—	33,209
Minority interest expense, net of tax	3,317	5,551	—	8,868

Income (loss) before discontinued operations	(43,719)	19,673	(19,673)	(43,719)
Income (loss) from discontinued operations, net	(1,013)	—	—	(1,013)

Net income (loss)	$(44,732)	$19,673	$(19,673)	$(44,732)

Pre-merger

	Period from January 1 through July 30, 2008
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$1,973,478	$1,978,264	$—	$3,951,742
Operating expenses:
Direct operating expenses	579,094	1,127,005	—	1,706,099
Selling, general and administrative expenses	670,772	351,687	—	1,022,459
Depreciation and amortization	100,675	248,114	—	348,789
Corporate expenses	86,305	39,364	—	125,669
Merger expenses	87,684	—	—	87,684
Gain on disposition of assets — net	3,849	10,978	—	14,827

Operating income (loss)	452,797	223,072	—	675,869
Interest (income) expense	124,557	88,653	—	213,210
Gain (loss) on marketable securities	34,262	—	—	34,262
Equity in earnings of nonconsolidated affiliates	194,072	94,215	(194,072)	94,215
Other income (expense) — net	(17,603)	12,491	—	(5,112)

Income before income taxes, minority interest and discontinued operations	538,971	241,125	(194,072)	586,024
Income tax benefit (expense)	(120,464)	(52,119)	—	(172,583)
Minority interest (income) expense, net of tax	19,100	(1,948)	—	17,152

Income (loss) before discontinued operations	399,407	190,954	(194,072)	396,289
Income (loss) from discontinued operations, net	637,118	3,118	—	640,236

Net income (loss)	$1,036,525	$194,072	$(194,072)	$1,036,525

Pre-merger

	Period from July 1 through July 30, 2008
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$282,465	$273,992	$—	$556,457
Operating expenses:
Direct operating expenses	92,957	163,710	—	256,667
Selling, general and administrative expenses	104,457	45,887	—	150,344
Depreciation and amortization	16,469	37,854	—	54,323
Corporate expenses	26,081	5,311	—	31,392
Merger expenses	79,839	—	—	79,839
Gain (loss) on disposition of assets — net	(7,130)	2,506	—	(4,624)

Operating income (loss)	(44,468)	23,736	—	(20,732)
Interest (income) expense	16,463	14,569	—	31,032
Equity in earnings of nonconsolidated affiliates	9,944	2,180	(9,944)	2,180
Other income (expense) — net	(14,383)	3,570	—	(10,813)

Income before income taxes, minority interest and discontinued operations	(65,370)	14,917	(9,944)	(60,397)
Income tax benefit (expense)	22,948	(3,813)	—	19,135
Minority interest (income) expense, net of tax	(25)	1,160	—	1,135

Income (loss) before discontinued operations	(42,397)	9,944	(9,944)	(42,397)
Income (loss) from discontinued operations, net	(3,058)	—	—	(3,058)

Net income (loss)	$(45,455)	$9,944	$(9,944)	$(45,455)

Pre-merger

	Nine months ended September 30, 2007
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$2,694,674	$2,363,760	$—	$5,058,434
Operating expenses:
Direct operating expenses	732,436	1,261,379	—	1,993,815
Selling, general and administrative expenses	888,581	406,294	—	1,294,875
Depreciation and amortization	126,430	294,214	—	420,644
Corporate expenses	93,298	44,936	—	138,234
Merger expenses	6,372	—	—	6,372
Gain on disposition of assets — net	2,911	8,710	—	11,621

Operating income (loss)	850,468	365,647	—	1,216,115
Interest (income) expense	227,462	120,063	—	347,525
Gain (loss) on marketable securities	661	—	—	661
Equity in earnings of nonconsolidated affiliates	160,591	23,832	(160,591)	23,832
Other income (expense) — net	(2,911)	1,836	—	(1,075)

Income before income taxes, minority interest and discontinued operations	781,347	271,252	(160,591)	892,008
Income tax benefit (expense)	(200,865)	(99,512)	—	(300,377)
Minority interest expense, net of tax	15,727	11,480	—	27,207

Income (loss) before discontinued operations	564,755	160,260	(160,591)	564,424
Income (loss) from discontinued operations, net	53,193	331	—	53,524

Net income (loss)	$617,948	$160,591	$(160,591)	$617,948

Pre-merger

	Three months ended September 30, 2007
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$927,313	$823,852	$—	$1,751,165
Operating expenses:
Direct operating expenses	254,037	435,644	—	689,681
Selling, general and administrative expenses	295,703	135,663	—	431,366
Depreciation and amortization	39,632	100,018	—	139,650
Corporate expenses	30,718	16,322	—	47,040
Merger expenses	2,002	—	—	2,002
Gain on disposition of assets — net	264	414	—	678

Operating income (loss)	305,485	136,619	—	442,104
Interest (income) expense	72,856	40,170	—	113,026
Gain (loss) on marketable securities	676	—	—	676
Equity in earnings of nonconsolidated affiliates	61,789	7,133	(61,789)	7,133
Other income (expense) — net	(2,964)	1,561	—	(1,403)

Income before income taxes, minority interest and discontinued operations	292,130	105,143	(61,789)	335,484
Income tax benefit (expense)	(32,482)	(37,643)	—	(70,125)
Minority interest expense, net of tax	6,183	5,778	—	11,961

Income (loss) before discontinued operations	253,465	61,722	(61,789)	253,398
Income (loss) from discontinued operations, net	26,271	67	—	26,338

Net income (loss)	$279,736	$61,789	$(61,789)	$279,736

Post-merger

	Period from July 31 through September 30, 2008
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(44,732)	$19,673	$(19,673)	$(44,732)
(Income) loss from discontinued operations, net	1,013	—	—	1,013

	(43,719)	19,673	(19,673)	(43,719)

Reconciling items:
Depreciation and amortization	26,988	81,152	—	108,140
Deferred taxes	4,926	82	—	5,008
(Gain) loss on disposal of assets	686	(1,528)	—	(842)
Provision for doubtful accounts	6,129	2,773	—	8,902
Share-based compensation	4,812	1,727	—	6,539
Equity in earnings of nonconsolidated affiliates	(19,673)	(2,097)	19,673	(2,097)
Other reconciling items — net	62,242	4,315	—	66,557
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(116,870)	13,673	—	(103,197)

Net cash provided by operating activities	(74,479)	119,770	—	45,291
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	29	111	—	140
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	(60)	7,725	—	7,665
Sales (purchases) of investments — net	—	(26)	—	(26)
Purchases of property, plant and equipment	(9,725)	(39,212)	—	(48,937)
Proceeds from disposal of assets	370	1,397	—	1,767
Acquisition of operating assets, net of cash acquired	(275)	(19,972)	—	(20,247)
Decrease (increase) in other — net	1,733	(20,038)	—	(18,305)
Cash used to purchase equity	(17,430,258)	—	—	(17,430,258)

Net cash used in investing activities	(17,438,186)	(70,015)	—	(17,508,201)
Cash flows from financing activities:
Draws on credit facilities	488,000	—	—	488,000
Intercompany funding	22,972	(22,972)	—	—
Payments on credit facilities	(78,050)	(4,171)	—	(82,221)
Payments on long-term debt	(355,046)	(11,211)	—	(366,257)
Debt proceeds used to finance the merger	15,377,919	—	—	15,377,919
Payments for purchase of common shares	(1)	—	—	(1)
Equity proceeds used to finance the merger	2,142,831	—	—	2,142,831

Net cash used in financing activities	17,598,625	(38,354)	—	17,560,271
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(1,967)	—	—	(1,967)
Net cash provided by investing activities	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—

Net cash provided by discontinued operations	(1,967)	—	—	(1,967)

Net (decrease) increase in cash and cash equivalents	83,993	11,401	—	95,394

Cash and cash equivalents at beginning of period	70,590	77,765	—	148,355

Cash and cash equivalents at end of period	$154,583	$89,166	$—	$243,749

Pre-merger

	Period from January 1 through July 30, 2008
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,036,525	$194,072	$(194,072)	$1,036,525
(Income) loss from discontinued operations, net	(637,118)	(3,118)	—	(640,236)

	399,407	190,954	(194,072)	396,289

Reconciling items:
Depreciation and amortization	100,675	248,114	—	348,789
Deferred taxes	123,898	21,405	—	145,303
(Gain) loss on disposal of assets	(3,849)	(10,978)	—	(14,827)
(Gain) loss forward exchange contract	2,496	—	—	2,496
(Gain) loss on trading securities	(849)	—	—	(849)
Provision for doubtful accounts	14,601	8,615	—	23,216
Share-based compensation	56,218	6,505	—	62,723
Equity in earnings of nonconsolidated affiliates	(194,072)	(94,215)	194,072	(94,215)
Other reconciling items — net	4,921	2,488	—	7,409
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	194,586	(35,662)	—	158,924

Net cash provided by operating activities	698,032	337,226	—	1,035,258
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	97	239	—	336
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	—	23,782	—	23,782
Sales (purchases) of investments — net	(73,495)	48,249	—	(25,246)
Purchases of property, plant and equipment	(40,642)	(199,560)	—	(240,202)
Proceeds from disposal of assets	34,176	38,630	—	72,806
Acquisition of operating assets, net of cash acquired	(69,015)	(84,821)	—	(153,836)
Decrease (increase) in other — net	(97,667)	3,776	—	(93,891)

Net cash used in investing activities	(246,546)	(169,705)	—	(416,251)
Cash flows from financing activities:
Draws on credit facilities	620,464	72,150	—	692,614
Intercompany funding	153,135	(153,135)	—	—
Payments on credit facilities	(715,127)	(157,774)	—	(872,901)
Payments on long-term debt	(1,277,686)	814	—	(1,276,872)
Proceeds from exercise of stock options and other	13,515	4,261	—	17,776
Payments on forward exchange contract	(110,410)	—	—	(110,410)
Payments for purchase of common shares	(3,517)	(264)	—	(3,781)
Dividends paid	(93,367)	—	—	(93,367)

Net cash used in financing activities	(1,412,993)	(233,948)	—	(1,646,941)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(68,770)	1,019	—	(67,751)
Net cash provided by investing activities	1,095,892	3,000	—	1,098,892
Net cash provided by (used in) financing activities	—	—	—	—

Net cash provided by discontinued operations	1,027,122	4,019	—	1,031,141

Net (decrease) increase in cash and cash equivalents	65,615	(62,408)	—	3,207

Cash and cash equivalents at beginning of period	4,975	140,173	—	145,148

Cash and cash equivalents at end of period	$70,590	$77,765	$—	$148,355

Pre-merger

	Nine months ended September 30, 2007
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$617,948	$160,591	$(160,591)	$617,948
(Income) loss from discontinued operations, net	(53,193)	(331)	—	(53,524)

	564,755	160,260	(160,591)	564,424
Reconciling items:
Depreciation and amortization	126,430	294,214	—	420,644
Deferred taxes	115,906	16,378	—	132,284
(Gain) loss on disposal of assets	(2,911)	(8,710)	—	(11,621)
(Gain) loss forward exchange contract	11,925	—	—	11,925
(Gain) loss on trading securities	(12,586)	—	—	(12,586)
Provision for doubtful accounts	19,610	6,795	—	26,405
Share-based compensation	26,138	6,382	—	32,520
Equity in earnings of nonconsolidated affiliates	(160,591)	(23,832)	160,591	(23,832)
Other reconciling items — net	17,826	11,607	—	29,433
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(141,333)	(24,887)	—	(166,220)

Net cash provided by operating activities	565,169	438,207	—	1,003,376
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	54	(252)	—	(198)

Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	3,094	23,754	—	26,848
Sales (purchases) of investments — net	(422)	—	—	(422)
Purchases of property, plant and equipment	(58,446)	(165,763)	—	(224,209)
Proceeds from disposal of assets	9,320	11,894	—	21,214
Acquisition of operating assets, net of cash acquired	(28,941)	(42,652)	—	(71,593)
Decrease (increase) in other — net	(1,366)	(11,181)	—	(12,547)

Net cash used in investing activities	(76,707)	(184,200)	—	(260,907)
Cash flows from financing activities:
Draws on credit facilities	591,600	26,772	—	618,372
Intercompany funding	189,715	(189,715)	—	—
Payments on credit facilities	(941,600)	(84,440)	—	(1,026,040)
Payments on long-term debt	(250,153)	(12,690)	—	(262,843)
Proceeds from exercise of stock options and other	68,529	8,766	—	77,295
Payments for purchase of common shares	(435)	—	—	(435)
Dividends paid	(279,008)	—	—	(279,008)

Net cash used in financing activities	(621,352)	(251,307)	—	(872,659)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	31,449	—	—	31,449
Net cash provided by investing activities	106,824	—	—	106,824
Net cash provided by (used in) financing activities	—	—	—	—

Net cash provided by discontinued operations	138,273	—	—	138,273

Net (decrease) increase in cash and cash equivalents	5,383	2,700	—	8,083

Cash and cash equivalents at beginning of period	(172)	116,172	—	116,000

Cash and cash equivalents at end of period	$5,211	$118,872	$—	$124,083

Note 11: SUBSEQUENT EVENTS
Effective October 29, 2008, the Company executed an aggregate notional amount of $3.5 billion pay-fixed rate receive-floating interest rate swaps. These interest rate swap agreements were designated as cash flow hedges and the effective portion of the gain or loss on the swaps is reported as a component of other comprehensive income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consummation of Merger
     We were formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. for the purpose of acquiring the business of Clear Channel Communications, Inc., or Clear Channel. The acquisition was completed pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008. As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain of our principals that were rolled over and exchanged for shares of our Class A common stock, were either exchanged for (i) $36.00 in cash consideration, without interest, or (ii) one share of our Class A common stock.
     We accounted for our acquisition of Clear Channel as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. We allocated a portion of the consideration paid to the assets and liabilities acquired at their respective fair values with the remaining portion recorded at the continuing shareholders’ basis. Excess consideration after this allocation was recorded as goodwill.
     We estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. We are currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities and will complete our purchase price allocation within one year of the closing of the acquisition.  The final allocation of the purchase price may be different than the initial allocation.
     The global economic slowdown has adversely affected advertising revenues across our businesses in recent months.  We will perform our annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in us recognizing an impairment charge on the acquired assets or goodwill.
     Our consolidated balance sheets, statements of operations, statements of cash flows and shareholders’ equity are presented for two periods: post-merger and pre-merger. We applied purchase accounting to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008 and the results of operations subsequent to this date reflect the impact of the new basis of accounting. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The period from July 31 through September 30, 2008 includes the post-merger period. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of ours and our business of became that of Clear Channel and its subsidiaries.

•	The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 include the pre-merger period of Clear Channel. Prior to the consummation of our acquisition of Clear Channel, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition.

•	The 2007 periods presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
Sale of Radio Stations and All of Our Television Stations
Sale of non-core radio stations
     We determined that each radio station market in Clear Channel’s previously announced non-core radio station sales represents a disposal group consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”). Consistent with the provisions of Statement 144, we classified these assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, we determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of September 30, 2008, we had definitive asset purchase agreements for 18 radio stations classified as discontinued operations. We determined that the estimated fair value less costs to sell attributable to these assets was in excess of the carrying value of their related net assets held for sale.
Sale of the television business
     On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, Clear Channel recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” in our consolidated statement of operations during the quarter ended March 31, 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for the three and nine months ended September 30, 2007. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Format of Presentation
     The accompanying consolidated financial statements included elsewhere in this quarterly report on Form 10-Q are presented for two periods for 2008: post-merger and pre-merger results, which relate to the period succeeding the merger and the periods preceding the merger, respectively. Prior to the acquisition, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The discussion in this MD&A is presented on a combined basis of the post-merger period for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2007.
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
Radio Broadcasting
     Our radio business is potentially subject to the adverse economic conditions currently present in the United States.  Effects of the weakening economy could, among other things, adversely affect our clients’ need for advertising and marketing services thereby reducing demand for our advertising spots and could materially affect our business, financial condition and results of operations.
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
Americas and International Outdoor Advertising
     Our outdoor advertising business is potentially subject to the adverse economic conditions currently present in the United States and other countries in which we operate.  Effects of the weakening economy could, among other things, adversely affect our clients’ need for advertising and marketing services, result in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels, require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency.  Any one or more of these effects could materially affect our business, financial condition and results of operations.
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
FAS 123(R), Share-Based Payment
     As of September 30, 2008, there was $137.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over 4.3 years.

     Vesting of Clear Channel stock options and restricted stock awards was accelerated upon closing of the merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $36.00 per share while holders of restricted stock awards received $36.00 per share in cash, without interest. Approximately $39.2 million of share-based compensation was recognized in the pre-merger period as a result the accelerated vesting of stock options and restricted stock awards and is included in the table below.
     The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2008 and 2007:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
(In millions)	Combined	Pre-merger	Combined	Pre-merger
Radio Broadcasting
Direct Operating Expenses	$12.0	$2.5	$16.3	$7.5
SG&A	14.3	3.1	19.4	9.2
Americas Outdoor Advertising
Direct Operating Expenses	$1.9	$1.3	$5.0	$3.9
SG&A	.5	.5	1.7	1.5
International Outdoor Advertising
Direct Operating Expenses	$.5	$.3	$1.4	$.9
SG&A	.1	.1	.3	.3
Other
Direct Operating Expenses	$.5	$—	$.5	$—
SG&A	.7	—	.7	—

Corporate	$18.3	$3.1	$23.9	$9.2
The comparison of Three and Nine Months Ended September 30, 2008 to Three and Nine Months Ended September 30, 2007 is as follows:

	Post-merger	Pre-merger	Combined
	Period from July 31	Period From July 1	Three Months ended
	through September 30,	through July 30,	September 30,
(In thousands)	2008	2008	2008
Revenue	$1,128,136	$556,457	$1,684,593
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	473,738	256,667	730,405
Selling, general and administrative expenses (excludes depreciation and amortization)	291,469	150,344	441,813
Depreciation and amortization	108,140	54,323	162,463
Corporate expenses (excludes depreciation and amortization)	33,395	31,392	64,787
Merger expenses	—	79,839	79,839
Gain (loss) on disposition of assets — net	842	(4,624)	(3,782)

Operating income (loss)	222,236	(20,732)	201,504
Interest expense	281,479	31,032	312,511
Equity in earnings of nonconsolidated affiliates	2,097	2,180	4,277
Other income (expense) — net	(10,914)	(10,813)	(21,727)

Income (loss) before income taxes, minority interest and discontinued operations	(68,060)	(60,397)	(128,457)
Income tax benefit (expense):
Current	38,217	97,600	135,817
Deferred	(5,008)	(78,465)	(83,473)

Income tax benefit (expense)	33,209	19,135	52,344
Minority interest expense, net of tax	8,868	1,135	10,003

Income (loss) before discontinued operations	(43,719)	(42,397)	(86,116)
Income (loss) from discontinued operations, net	(1,013)	(3,058)	(4,071)

Net income (loss)	$(44,732)	$(45,455)	$(90,187)

	Post-merger	Pre-merger	Combined
		Period From
	Period from July 31	January 1 through	Nine Months ended
	through September 30,	July 30,	September 30,
(In thousands)	2008	2008	2008
Revenue	$1,128,136	$3,951,742	$5,079,878
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	473,738	1,706,099	2,179,837
Selling, general and administrative expenses (excludes depreciation and amortization)	291,469	1,022,459	1,313,928
Depreciation and amortization	108,140	348,789	456,929
Corporate expenses (excludes depreciation and amortization)	33,395	125,669	159,064
Merger expenses	—	87,684	87,684
Gain on disposition of assets — net	842	14,827	15,669

Operating income	222,236	675,869	898,105
Interest expense	281,479	213,210	494,689
Gain (loss) on marketable securities	—	34,262	34,262
Equity in earnings of nonconsolidated affiliates	2,097	94,215	96,312
Other income (expense) — net	(10,914)	(5,112)	(16,026)

Income (loss) before income taxes, minority interest and discontinued operations	(68,060)	586,024	517,964
Income tax benefit (expense):
Current	38,217	(27,280)	10,937
Deferred	(5,008)	(145,303)	(150,311)

Income tax benefit (expense)	33,209	(172,583)	(139,374)
Minority interest expense, net of tax	8,868	17,152	26,020

Income (loss) before discontinued operations	(43,719)	396,289	352,570
Income (loss) from discontinued operations, net	(1,013)	640,236	639,223

Net income (loss)	$(44,732)	$1,036,525	$991,793

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	%	2008	2007	%
(In thousands)	Combined	Pre-merger	Change	Combined	Pre-merger	Change
Revenue	$1,684,593	$1,751,165	(4%)	$5,079,878	$5,058,434	0%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	730,405	689,681	6%	2,179,837	1,993,815	9%
Selling, general and administrative expenses (excludes depreciation and amortization)	441,813	431,366	2%	1,313,928	1,294,875	1%
Depreciation and amortization	162,463	139,650	16%	456,929	420,644	9%
Corporate expenses (excludes depreciation and amortization)	64,787	47,040	38%	159,064	138,234	15%
Merger expenses	79,839	2,002		87,684	6,372
Gain (loss) on disposition of assets — net	(3,782)	678		15,669	11,621

Operating income	201,504	442,104	(54%)	898,105	1,216,115	(26%)
Interest expense	312,511	113,026		494,689	347,525
Gain (loss) on marketable securities	—	676		34,262	661
Equity in earnings of nonconsolidated affiliates	4,277	7,133		96,312	23,832
Other income (expense) — net	(21,727)	(1,403)		(16,026)	(1,075)

Income (loss) before income taxes, minority interest and discontinued operations	(128,457)	335,484		517,964	892,008
Income tax benefit (expense):
Current	135,817	(13,663)		10,937	(168,093)
Deferred	(83,473)	(56,462)		(150,311)	(132,284)

Income tax benefit (expense)	52,344	(70,125)		(139,374)	(300,377)
Minority interest expense, net of tax	10,003	11,961		26,020	27,207

Income (loss) before discontinued operations	(86,116)	253,398		352,570	564,424
Income (loss) from discontinued operations, net	(4,071)	26,338		639,223	53,524

Net income (loss)	$(90,187)	$279,736		$991,793	$617,948

Consolidated Revenue
     Our consolidated revenue decreased $66.6 million during the third quarter of 2008 compared to the same period of 2007. Our radio broadcasting revenue declined $65.7 million from decreases in both local and national advertising. Our Americas outdoor revenue declined $16.6 million primarily from a decline in bulletin and poster revenue. Partially offsetting these declines was growth in our international outdoor revenue of $12.5 million, with roughly $18.5 million from movements in foreign exchange, partly offset by revenue declines in France and the United Kingdom.
     Our consolidated revenue increased $21.4 million during the first nine months of 2008 compared to the same period of 2007. Our international outdoor revenue increased $150.8 million, with roughly $112.3 million from movements in foreign exchange. Our Americas outdoor revenue grew $7.9 million primarily from increases in airport, street furniture and digital display revenue. These increases were partially offset by a revenue decline of $149.8 million from our radio business associated with decreases in both local and national advertising.
Consolidated Direct Operating Expenses
     Direct operating expenses increased $40.7 million during the third quarter of 2008 compared to the same period of 2007. Americas outdoor direct operating expenses increased $15.5 million driven by increased site lease expenses. Our international outdoor segment contributed $13.1 million of the increase, of which $13.2 million related to movements in foreign exchange. Also contributing to the increase was an increase of $10.8 million mostly related to non-cash compensation cost on equity awards vesting at the closing of the merger.
     Direct operating expenses increased $186.0 million during the first nine months of 2008 compared to the same period of 2007. Our international outdoor segment contributed $113.4 million of the increase, of which $74.5 million related to movements in foreign exchange and the remainder of the increase was driven by an increase in site lease expenses. Americas outdoor direct operating expenses increased $53.0 million driven by increased site lease expenses associated with new contracts. Direct operating expenses in our radio broadcasting segment increased $2.3 million mostly from talent contract payments and non-cash compensation charges. Non-cash compensation increased $10.8 million related to equity awards vesting at the closing of the merger.
Consolidated Selling, General and Administrative Expenses, or SG&A
     SG&A increased $10.4 million during the third quarter of 2008 compared to the same period of 2007. Our international outdoor SG&A expenses increased $8.0 million primarily attributable to $3.7 million from movements in foreign exchange. SG&A increased $3.2 million in our Americas outdoor segment principally related to an increase in bad debt expenses. Our radio broadcasting SG&A declined $2.7 million from fewer marketing and promotional expenses and decreases in commission expenses associated with the revenue decline. Non-cash compensation increased $11.9 million related to equity awards vesting at the closing of the merger.
     SG&A increased $19.1 million during the first nine months of 2008 compared to the same period of 2007. Our international outdoor SG&A expenses increased $33.5 million primarily attributable to $21.0 million from movements in foreign exchange. SG&A increased $11.2 million in our Americas outdoor segment principally related to bad debt and other administrative expenses. Partially offsetting these increases was a decline in our radio broadcasting SG&A of $30.1 million from fewer marketing and promotional expenses and decreases in commission expenses associated with the revenue decline. Non-cash compensation increased $11.1 million related to equity awards vesting at the closing of the merger.
Depreciation and Amortization
     Depreciation and amortization increased $22.8 million during the three months ended September 30, 2008 compared to the same period of 2007 primarily due to $16.0 million related to additional amortization associated with the fair value adjustments to the acquired intangible assets, $2.3 million from foreign exchange.
     Depreciation and amortization increased $36.3 million during the nine months ended September 30, 2008 compared to the same period of 2007 primarily due to $16.0 million related to additional amortization associated with the fair value adjustments to the acquired intangible assets and movements in foreign exchange of $12.2 million.
Corporate Expenses
     Corporate expenses increased $17.7 million and $20.8 million during the three and nine months ended September 30, 2008 compared to the same period of 2007, respectively. Of this amount, $15.2 million related to an increase in non-cash compensation primarily related to awards that vested at closing of the merger and a $2.5 million accrual of the Sponsors’ management fees.
Gain on Disposition of Assets – Net
     The loss of $3.8 million during the three months ended September 30, 2008 primarily relates to a loss of $10.1 million on the sale of radio stations in Washington, D.C., partially offset by a $5.4 million gain on a swap of radio stations and a $1.7 million gain on the sale of international street furniture.
     The $15.7 million gain for the nine months ended September 30, 2008 consists of a gain of $3.3 million on the sale of sports broadcasting rights, a $7.0 million gain on the disposition of a representation contract, a $4.0 million gain on the sale of property, plant and equipment and a $1.7 million gain on the sale of international street furniture.
     The gain for the nine months ended September 30, 2007 related primarily to a $5.5 million gain on the sale of street furniture assets.
Interest Expense
     Interest expense increased $199.5 million during the three months ended September 30, 2008 compared to the same period of 2007 primarily due to increases of $192.0 million from new debt and $40.2 million from amortization of purchase accounting adjustments to the Clear Channel debt we assumed in the merger and debt issuance costs, partially offset by a decline of $32.6 million related to termination of Clear Channel’s $1.75 billion credit facility, interest on Clear Channel debt that matured prior to September 30, 2008 and interest on the AMFM Operating Inc. 8% senior notes that were repurchased.
     Interest expense increased $147.2 million during the nine months ended September 30, 2008 compared to the same period of 2007 primarily related to the items discussed above, partially offset by a decline in interest expense during the pre-merger period of 2008 compared to the same period of 2007 as a result of the decline in Clear Channel’s average debt outstanding.
Gain on Marketable Securities
     The gains on marketable securities recorded for the three and nine months ended September 30, 2007 relate to the change in value of the secured forward exchange contracts and the underlying American Tower Corporation (“AMT”) shares. Clear Channel terminated the contracts and sold the shares in June 2008 and recorded a net gain of $27.0 million in the pre-merger period.
Equity in Earnings of Nonconsolidated Affiliates
     Equity in earnings of nonconsolidated affiliates decreased approximately $2.9 million in the three months ended September 30, 2008 compared to the same period of 2007. A $9.0 million impairment charge to one of our international outdoor equity method investments was offset by a $9.2 million gain on the disposition of 20% of Grupo ACIR Comunicaciones. The remaining decline was primarily attributable to declines in equity in income from our investments in certain international radio broadcasting companies.
     Equity in earnings of nonconsolidated affiliates increased $72.5 million during the first nine months of 2008 compared to the same period of 2007 primarily from a $75.6 million gain recognized in the first quarter 2008 on the sale of Clear Channel’s 50% interest in Clear Channel Independent, a South African outdoor advertising company.
Other Income (Expense) — Net
     Other expense of $21.7 million recorded during the three months ended September 30, 2008 primarily relates to a $29.8 million loss on the tender for the AMFM Operating Inc. 8% senior notes and the Clear Channel 7.65% senior notes due 2010, partially offset by a dividend received of $5.5 million and a $3.1 million net foreign exchange gain related to translating short-term intercompany notes.
     Other expense of $16.0 million in the nine months ended September 30, 2008 consists primarily of the items discussed above and a $4.7 million impairment of an investment in a radio partnership, partially offset by a $13.5 million foreign exchange gain.
Income Tax Benefit (Expense)
     Current tax expense for the three months ended September 30, 2008 decreased $149.5 million compared to 2007 primarily due to a decrease in Income (loss) before income taxes, minority interest and discontinued operations of $463.9 million. In addition, current tax benefits of approximately $74.6 million were recorded during the period three month period ended September 30, 2008 related to the termination of Clear Channel’s cross currency swap. These current tax benefits were partially offset by additional current tax expense recorded in 2008 related to currently non-deductible transaction costs as a result of the merger. A tax benefit was recorded for the three months ended September 30, 2008 at an effective tax rate of 40.7% and reflects our ability to recover a limited amount of our prior period tax liabilities through certain net operating loss carrybacks. The effective tax rate was impacted as a result of the tax effect of the disposition of certain radio broadcasting assets and investments and tax benefits realized which resulted from the reversal of FIN 48 liabilities due to the favorable settlement of certain ongoing tax examinations. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed; we cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future period net operating losses. Pursuant to the provision of SFAS No. 109 “Accounting For Income Taxes,” deferred tax valuation allowances would be required on those deferred tax assets. For the three months ended September 30, 2007, the tax expense recorded was at an effective tax rate of 20.9%, and was favorably impacted by the reduction in the valuation allowance on capital loss carryforwards and the reversal of FIN 48 liabilities due to settlement of certain ongoing tax examinations. Deferred tax expense for the three months ended September 30, 2008 increased $27.0 million compared to 2007 primarily due to additional tax expense that was recorded in 2008 related to the termination of the cross currency swap mentioned above. This deferred tax expense was partially offset by deferred tax benefits recorded during 2008 related to currently non deductible transaction costs as a result of the merger.
     Current tax expense for the nine months ended September 30, 2008 decreased $179.0 million compared to 2007 primarily due to a decrease in Income (loss) before income taxes, minority interest and discontinued operations of $374.0 million. In addition, current tax benefits of approximately $74.6 million were recorded during the nine month period ended September 30, 2008 related to the termination of the cross currency swap as discussed above. The effective tax rate for the nine months ended September 30, 2008 decreased to 26.9% as compared to 33.7% for the nine months ended September 30, 2007, primarily due to the release of the valuation allowance on the capital loss carryforwards that were used to offset the taxable gain from the disposition of Clear Channel’s investment in AMT and Grupo ACIR Comunicaciones. Additionally, Clear Channel sold its 50% interest in Clear Channel Independent in 2008, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense. Deferred tax expense for the nine months ended September 30, 2008 increased $18.0 million compared to 2007 primarily due to the deferred tax expense that was recorded in 2008 related to the termination of the cross currency swap as mentioned above. This deferred tax expense was partially offset by deferred tax benefits recorded during 2008 related to currently non deductible transaction costs as a result of the merger.
Income from Discontinued Operations, Net
     Income from discontinued operations, net declined during the three months ended September 30, 2008 compared to the same period of 2007 primarily as a result of fewer radio stations classified as discontinued operations in the current quarter.
     Income from discontinued operations of $639.2 million recorded during the nine months ended September 30, 2008 primarily relates to a gain of $635.6 million, net of tax, related to the sale of our television business and the sale of radio stations.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	%	2008	2007	%
(In thousands)	Combined	Pre-merger	Change	Combined	Pre-merger	Change
Revenue	$843,943	$909,643	(7%)	$2,505,037	$2,654,807	(6%)
Direct operating expenses	252,763	250,049	1%	729,589	727,248	0%
Selling, general and administrative expenses	289,964	292,680	(1%)	845,207	875,331	(3%)
Depreciation and amortization	27,025	24,817	9%	79,527	82,967	(4%)

Operating income	$274,191	$342,097	(20%)	$850,714	$969,261	(12%)

Three Months
     Revenue declined approximately $65.7 million during the third quarter of 2008 compared to the same period of 2007 driven by decreases in local and national revenues. Local and national revenues were down as a result of an overall weakness in advertising. Our radio revenue experienced declines across all different sized markets and advertising categories including automotive, retail and entertainment. During the third quarter of 2008, our total prime minutes sold and our prime average minute rate decreased compared to the third quarter of 2007.
     Direct operating expenses increased approximately $2.7 million primarily related to an increase in syndicated radio programming expenses attributable mostly to contract talent payments as well as $9.5 million mostly from the expense associated with equity awards vesting at the closing of the merger. Partially offsetting these increases was a decrease in most other direct operating expenses in our radio markets. SG&A expenses decreased approximately $2.7 million primarily from reduced commission expenses associated with the revenue decline, partially offset by $11.2 million increase mostly from the expense associated with equity awards vested at closing of the merger.
Nine Months
     Our radio broadcasting revenue declined approximately $149.8 million during the nine months ended September 30, 2008 compared to the same period of the prior year driven by decreases in local and national revenues. Local and national revenues were down as a result of overall weakness in advertising. Our radio revenue experienced declines across advertising categories including automotive, retail and entertainment advertising categories. For the nine months ended September 30, 2008, our total minutes sold and average minute rate declined.
     Direct operating expenses increased approximately $2.3 million. Decreases in programming expenses from our radio markets were partially offset by an increase in programming expenses in our national syndication business mostly from contract talent payments. SG&A expenses decreased approximately $30.1 million primarily from reduced marketing and promotional expenses and a decline in commission expenses associated with the revenue decline.

Americas Outdoor Advertising

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	%	2008	2007	%
(In thousands)	Combined	Pre-merger	Change	Combined	Pre-merger	Change
Revenue	$369,730	$386,353	(4%)	$1,088,070	$1,080,219	1%
Direct operating expenses	162,868	147,339	11%	480,133	427,138	12%
Selling, general and administrative expenses	59,787	56,636	6%	178,219	167,004	7%
Depreciation and amortization	55,867	47,692	17%	155,239	140,885	10%

Operating income	$91,208	$134,686	(32%)	$274,479	$345,192	(20%)

Three Months
     Revenue declined approximately $16.6 million during the third quarter of 2008 compared to the same period of 2007 driven by a decline in bulletin and poster revenues. The decline in bulletin and poster revenues was driven principally by a decline in occupancy compared to the third quarter of 2007. A decline in national advertising had the biggest adverse impact on occupancy. Partially offsetting the decline in bulletin and poster revenues was an increase in digital revenues primarily driven by an increase in the number of digital displays. The top five advertising categories during the quarter were telecommunications, retail, media, automotive and amusements. With the exception of Los Angeles and Milwaukee, two of the markets where we have installed digital networks, most U.S. markets reflected slowing demand during the quarter. We experienced revenue growth in Latin American markets during the quarter.
     Direct operating expenses increased $15.5 million during the third quarter of 2008 compared to the same period of 2007 primarily from an $11.6 million increase in site-lease expenses. The increase in site-lease expenses is attributable to new taxi contracts in New York and Las Vegas, new airport contracts in San Jose and Seattle and new street furniture contracts in San Francisco.
     SG&A increased $3.2 million during the third quarter of 2008 compared to the same period of 2007 primarily from an increase in bad debt expenses of $1.6 million.
     Depreciation and amortization increased approximately $8.2 million primarily as a result of $5.0 million related to additional amortization associated with the fair value adjustments to the acquired intangible assets and $4.8 million of accelerated depreciation from billboards that were removed.
Nine Months
     Revenue increased approximately $7.9 million during the nine months ended September 30, 2008 compared to the same period of 2007 primarily from increases of $50.4 million attributable to airport revenues, digital display revenues and street furniture revenues. The increase in airport revenues was driven by new contracts and increased rates while digital display revenue growth was primarily the result of an increase in the number of digital displays. The increase in street furniture revenue was mostly due to new contracts. These revenue increases were partially offset by a decline of $38.6 million in bulletin and poster revenue. The decline in bulletin revenue was principally from decreased occupancy while the decline in poster revenue was mainly attributable to a decrease in rate.
     Our Americas direct operating expenses increased $53.0 million primarily from higher site lease expenses of $46.3 million primarily attributable to new taxi, airport and street furniture contracts. Our SG&A expenses increased $11.2 million largely from increased bad debt expense of $2.3 million, an increase in $2.7 million in taxes and license fees and $2.8 million associated with various legal expenses.
     Depreciation and amortization increased approximately $14.4 million mostly as a result of $5.0 million related to additional amortization associated with the fair value adjustments to the acquired intangible assets and $6.9 million of accelerated depreciation from billboards that were removed.

International Outdoor Advertising

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2008	2007	%	2008	2007	%
	Combined	Pre-merger	Change	Combined	Pre-merger	Change
Revenue	$443,645	$431,188	3%	$1,415,692	$1,264,891	12%
Direct operating expenses	300,249	287,133	5%	944,062	830,682	14%
Selling, general and administrative expenses	82,590	74,592	11%	259,802	226,314	15%
Depreciation and amortization	62,931	52,101	21%	173,413	152,731	14%

Operating income	$(2,125)	$17,362	(112%)	$38,415	$55,164	(30%)

Three Months
     Revenue increased approximately $12.5 million during the third quarter of 2008 compared to the same period of 2007 including the positive impact of foreign exchange of $18.5 million. Also contributing to the increased revenue was growth in China principally from the effects of the Olympics. Partially offsetting the revenue growth was a decline in France mostly from the loss of a contract for advertising on railway land. Revenues in the United Kingdom also declined in the third quarter of 2008. The top five international advertising categories were retail, food products, telecommunications, automotive and entertainment. Leading markets during the quarter included China, Finland, Romania, Turkey, Poland, Russia and the Baltics.
     Direct operating expenses increased $13.1 million from an increase of $13.2 million from movements in foreign exchange. SG&A expenses increased $8.0 million principally from $3.7 million related to movements in foreign exchange.
     Depreciation and amortization expenses increased $10.8 million from $8.3 million related to additional amortization associated with the fair value adjustments to the acquired intangible assets and $2.3 million from movements in foreign exchange.
Nine Months
     Revenue increased approximately $150.8 million, with roughly $112.3 million from movements in foreign exchange.  The remainder of the revenue growth was primarily attributable to growth in China, Turkey, Australia and Romania, partially offset by revenue declines in France and the United Kingdom.  China, Turkey and Australia all benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which contributed to revenue growth in 2008.
     Direct operating expenses increased $113.4 million. Included in the increase is approximately $74.5 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses. SG&A expenses increased $33.5 million in 2008 over 2007 from approximately $21.0 million related to movements in foreign exchange.
     Depreciation and amortization expenses increased $20.7 million with $8.3 million related to additional amortization associated with the fair value adjustments to the acquired intangible assets and $12.2 million from movements in foreign exchange.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
(In thousands)	Combined	Pre-merger	Combined	Pre-merger
Radio Broadcasting	$274,191	$342,097	$850,714	$969,261
Americas Outdoor Advertising	91,208	134,686	274,479	345,192
International Outdoor Advertising	(2,125)	17,362	38,415	55,164
Other	(10,049)	271	(23,306)	(8,331)
Gain (loss) on disposition of assets — net	(3,782)	678	15,669	11,621
Corporate and merger expenses	(147,939)	(52,990)	(257,866)	(156,792)

Consolidated operating income	$201,504	$442,104	$898,105	$1,216,115

LIQUIDITY AND CAPITAL RESOURCES
     Due to the merger, a greater portion of our resources are required to fund the interest expense resulting from the new debt. The following discussion highlights our cash flow activities from continuing operations during the nine months ended September 30, 2008 and 2007.
Cash Flows

	Combined	Post-merger	Pre-merger	Pre-merger
	Nine Months	Period from	Period from	Nine months
	ended	July 31 to	January 1 to	ended
	September 30,	September 30,	July 30,	September 30,
(In thousands)	2008	2008	2008	2007
Cash provided by (used in):
Operating activities	$1,080,549	$45,291	$1,035,258	$1,003,376
Investing activities	$(17,924,452)	$(17,508,201)	$(416,251)	$(260,907)
Financing activities	$15,913,330	$17,560,271	$(1,646,941)	$(872,659)
Operating Activities
     Cash flow from operating activities for the nine months ended September 30, 2008 primarily reflects income before discontinued operations of $352.6 million plus depreciation and amortization of $456.9 million and deferred taxes of $150.3 million. Cash flow from operating activities during the nine months of 2007 primarily reflected income before discontinued operations of $564.4 million plus depreciation and amortization of $420.6 million and deferred taxes of $132.3 million.
Investing Activities
     Cash used in investing activities during the first nine months of 2008 principally reflects cash used in the acquisition of Clear Channel of $17.4 billion and the purchase of property, plant and equipment of $289.1 million. Cash used in investing activities during the first nine months of 2007 principally reflects the purchase of property, plant and equipment of $224.2 million.
Financing Activities
     Cash used in financing activities for the nine months ended September 30, 2008 principally reflected: (i) $15.4 billion in debt proceeds used to finance the acquisition of Clear Channel; (ii) an equity contribution of $2.1 billion used to finance the acquisition of Clear Channel; (iii) the redemption of Clear Channel’s 4.625% Senior Notes at their maturity for $500.0 million plus accrued interest; (iv) the redemption of Clear Channel’s 6.625% Senior Notes at their maturity for $125.0 million; (v) $639.2 million related to the cash tender offer for the AMFM Operating Inc. 8% senior notes; (vi) $363.9 million related to the cash tender offer and consent solicitation for Clear Channel’s $750.0 million principal amount of 7.65% senior notes due 2010, and (vii) $93.4 million in dividends paid. Cash used in financing activities for the nine months ended September 30, 2007 principally reflected net payments on Clear Channel’s $1.75 billion credit facility of $407.7 million, $250.0 million related to the February 2007 maturity of Clear Channel’s 3.125% Senior Notes and $279.0 million in dividends paid.
Discontinued Operations
     During 2008, we completed the sale of our television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $110.5 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during the first quarter of 2008.
Anticipated Cash Requirements
     Our primary source of liquidity is cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and availability under our new revolving credit facility and receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. However, continuing adverse securities and credit market conditions could significantly affect the availability of credit. While there is no assurance in the current economic environment, we believe the lenders participating in our credit agreement will be willing and able to provide financing in accordance with the terms of their agreements.
     Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our debt agreements also depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. Subject to restrictions in our new senior secured credit facilities, our new receivables based credit facility and the indenture governing the new senior cash pay and senior toggle notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our debt obligations.
SOURCES OF CAPITAL
As of September 30, 2008 and December 31, 2007, we had the following debt outstanding:

	Post-merger	Pre-merger
	September 30,	December 31,
(In millions)	2008	2007
Term Loan A	$1,331.5	—
Term Loan B	10,700.0	—
Term Loan C	695.9	—
Delayed Draw Facility	363.0	—
Receivables Based Facility	495.5	—
Revolving Credit Facility	165.0	—
Secured Subsidiary Debt	6.9	8.3

Total Secured Debt	13,757.8	8.3

Senior Cash Pay Notes	980.0	—
Senior Toggle Notes	1,330.0	—
Clear Channel $1.75 billion credit facility	—	174.6
Clear Channel Senior Notes (a)	3,456.0	5,646.4
Clear Channel Subsidiary Debt (b)	78.4	745.9

Total Debt	19,602.2	6,575.2
Less: Cash and cash equivalents	243.7	145.1

	$19,358.5	$6,430.1

(a)	Includes $1.2 billion at September 30, 2008 in unamortized fair value purchase accounting discounts related to our merger with Clear Channel. Includes an $11.4 million increase related to fair value adjustments for interest rate swap agreements and a $15.0 million decrease related to original issue discounts at December 31, 2007.

(b)	Includes $3.2 million at December 31, 2007 in unamortized fair value purchase accounting adjustments premiums related to Clear Channel’s merger with AMFM.
We may utilize existing capacity under our bank revolving credit facility and other available funds for general working capital purposes including funding capital expenditures and acquisitions. We may also from time to time seek to retire or purchase our outstanding debt or equity securities through cash purchases and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such uses, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
New Debt Incurred in Connection with the Merger
     The following is a summary of the terms of our new debt incurred in connection with the merger:
•	a $1.33 billion term loan A facility, with a maturity of six years;

•	a $10.7 billion term loan B facility with a maturity of seven years and six months;

•	a $695.9 million term loan C — asset sale facility, with a maturity of seven years and six months;

•	a $750.0 million delayed draw term loan facility with a maturity of seven years and six months which may be drawn to purchase or redeem Clear Channel’s outstanding 7.65% senior notes due 2010, of which $363.0 million was drawn as of September 30, 2008;

•	a $500.0 million delayed draw term loan facility with a maturity of seven years and six months may be drawn to purchase or redeem Clear Channel’s outstanding 4.25% senior notes due 2009, of which none was drawn as of September 30, 2008;

•	a $2.0 billion revolving credit facility with a maturity of six years, including a letter of credit sub-facility and a swingline loan sub-facility. As of November 7, 2008, the outstanding balance on this facility was $165.0 million and taking into account letters of credit of $460.4 million, $1.4 billion was available to be drawn;

•	a $783.5 million receivables based credit facility providing revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the merger closing date plus $250 million, subject to a borrowing base, of which $495.5 million was drawn as of September 30, 2008; and

•	$980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.33 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

Each of the proceeding obligations are among Clear Channel Communications, Inc., our wholly owned subsidiary, and each lender from time to time party to the credit agreements or senior cash pay and senior toggle notes. The following references to “our”, us” or “we” in the discussion of the credit agreements, senior cash pay notes and senior toggle notes are in respect to Clear Channel Communications, Inc.’s obligations under the credit agreements, senior cash pay and senior toggle notes.
Senior Secured Credit Facilities
     Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
     The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:
•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans subject to downward adjustments if our leverage ratio of total debt to EBITDA decreases below 7 to 1; and

•	with respect to loans under the term loan B facility, term loan C — asset sale facility and delayed draw term loan facilities, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans subject to downward adjustments if our leverage ratio of total debt to EBITDA decreases below 7 to 1.
     We are required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum. We are required to pay each delayed draw term facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term facilities, which initially will be 1.825% per annum until the delayed draw term facilities are fully drawn or commitments thereunder terminated.
     The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with:
•	50% (which percentage will be reduced to 25% and to 0% based upon our leverage ratio) of our annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and revolving credit loans (to the extent accompanied by a permanent reduction of the commitment) and subject to customary credits;

•	100% (which percentage will be reduced to 75% and 50% based upon our leverage ratio) of the net cash proceeds of sales or other dispositions by us or our wholly-owned restricted subsidiaries (including casualty and condemnation events) of assets other than specified assets subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under the senior secured credit facilities.
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
     We may voluntarily repay outstanding loans under our senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.
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

     The senior secured credit facilities are guaranteed by each of our existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.
     All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by:
•	a first-priority lien on the capital stock of Clear Channel;

•	100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the Clear Channel senior notes;

•	certain assets that do not constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes);

•	certain assets that constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the Clear Channel senior notes; and

•	a second-priority lien on the accounts receivable and related assets securing our receivables based credit facility.
     The obligations of any foreign subsidiaries that are borrowers under the revolving credit facility will also be guaranteed by certain of their material wholly-owned restricted subsidiaries, and secured by substantially all assets of all such borrowers and guarantors, subject to permitted liens and other exceptions.
     The senior secured credit facilities require us to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio. This financial covenant becomes effective on March 31, 2009 and will become more restrictive over time. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 6.0x at September 30, 2008. Our consolidated EBITDA is calculated as the trailing twelve months operating income before depreciation, amortization, non-cash compensation and merger expenses of $2.1 billion adjusted for certain items, including: (i) an increase of $45.8 million for cash received from nonconsolidated affiliates; (ii) an increase of $28.0 million for non-cash items; and (iii) an increase of $44.1 million for certain miscellaneous items.
     In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things:
•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase its capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change our lines of business.
     The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of our subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.
Receivables Based Credit Facility
     The receivables based credit facility of $783.5 million provides revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the closing date plus $250 million, subject to a borrowing base. The borrowing base at any time equals 85% of our and certain of our subsidiaries’ eligible accounts receivable. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility. The maturity of the receivables based credit facility is six years.

     All borrowings under the receivables based credit facility are subject to the absence of any default, the accuracy of representations and warranties and compliance with the borrowing base. If at any time, borrowings, excluding the initial borrowing, under the receivables based credit facility following the closing date will be subject to compliance with a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the receivables based credit facility is less than $50 million, or if aggregate excess availability under the receivables based credit facility and revolving credit facility is less than 10% of the borrowing base.
     Borrowings under the receivables based credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
     The margin percentage applicable to the receivables based credit facility which is (i) 1.40%, in the case of base rate loans and (ii) 2.40% in the case of Eurocurrency rate loans subject to downward adjustments if our leverage ratio of total debt to EBITDA decreases below 7 to 1.
     We are required to pay each lender a commitment fee in respect of any unused commitments under the receivables based credit facility, which is 0.375% per annum subject to downward adjustments if our leverage ratio of total debt to EBITDA decreases below 6 to 1.
     If at any time the sum of the outstanding amounts under the receivables based credit facility (including the letter of credit outstanding amounts and swingline loans thereunder) exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the receivables based credit facility, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess.
     We may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.
     The receivables based credit facility is guaranteed by, subject to certain exceptions, the guarantors of the senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected first priority security interest in all of our and all of the guarantors’ accounts receivable and related assets and proceeds thereof, subject to permitted liens and certain exceptions.
     The receivables based credit facility includes negative covenants, representations, warranties, events of default, conditions precedent and termination provisions substantially similar to those governing our senior secured credit facilities.
Senior Notes
     We have outstanding $980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 (the “senior cash pay notes”) and $1.3 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016 (the “senior toggle notes” and, together with the senior cash pay notes, the “notes”).
     The senior toggle notes mature on August 1, 2016 and may require a special redemption on August 1, 2015. Following the first interest payment date, we may elect to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.
     We may redeem some or all of the notes at any time prior to August 1, 2012 at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and a “make-whole premium,” as described in the notes. We may redeem some or all of the notes at any time on or after August 1, 2012 at the redemption prices set forth in notes. In addition, we may redeem up to 40% of any series of the outstanding notes at any time on or prior to August 1, 2011 with the net cash proceeds raised in one or more equity offerings. If we undergo a change of control, sells certain of our assets, or issue certain debt offerings, we may be required to offer to purchase notes from holders.
     The notes are senior unsecured debt and rank equal in right of payment with all of our existing and future senior debt. Guarantors of obligations under the senior secured credit facilities and the receivables based credit facility guarantee the notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities and the receivables based credit facility. In addition, the notes and the guarantees are structurally senior to Clear Channel’s senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the notes. The notes and the guarantees are effectively subordinated to the existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the notes.
Subsidiary Level Notes
     Clear Channel repurchased $639.2 million aggregate principal amount of the AMFM Operating Inc. 8% senior notes pursuant to a tender offer and consent solicitation in connection with the merger. The 8% senior notes were redeemed at maturity on November 1, 2008.
Credit Facility
     Clear Channel had a multi-currency revolving credit facility in the amount of $1.75 billion. This facility was terminated in connection with the closing of the merger.
Dispositions and Other
     Clear Channel received proceeds of $110.5 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $29.1 million as a component of “income from discontinued operations, net” during the pre-merger period ended July 30, 2008. Clear Channel received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “income from discontinued operations, net” during the pre-merger period ended July 30, 2008.
     In addition, Clear Channel sold its 50% interest in Clear Channel Independent and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received in the pre-merger period.
     Clear Channel sold a portion of its investment in Grupo ACIR Comunicaciones for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in equity in earnings of nonconsolidated affiliates.
USES OF CAPITAL
Dividends
(In millions, except per share data)

Declaration	Amount per			Total
Date	Common Share	Record Date	Payment Date	Payment
December 3, 2007	0.1875	December 31, 2007	January 15, 2008	$93.4
     We currently do not intend to pay regular quarterly cash dividends on the shares of our Class A common stock. Our new debt financing arrangements include restrictions on our ability to pay dividends.
Tender Offer and Consent Solicitation
     On August 7, 2008, Clear Channel announced that it commenced a cash tender offer and consent solicitation for the outstanding $750.0 million principal amount of 7.65% senior notes due 2010. The tender offer and consent payment expired on September 9, 2008. The aggregate principal amount of 7.65% senior notes validly tendered (and not validly withdrawn) was $363.9 million.
Debt Maturities and Other
     On January 15, 2008, Clear Channel redeemed its 4.625% senior notes at their maturity for $500.0 million plus accrued interest with proceeds from our bank credit facility.
     On June 15, 2008, Clear Channel redeemed its 6.625% senior notes at their maturity for $125.0 million with available cash on hand.
     We terminated our cross currency swaps on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand.

Acquisitions
     We acquired FCC licenses in our radio segment for $11.7 million in cash during 2008. We acquired outdoor display faces and additional equity interests in international outdoor companies for $104.8 million in cash during 2008. Our national representation business acquired representation contracts for $57.6 million in cash during 2008.
Capital Expenditures
     Capital expenditures, on a combined basis for the nine months ended September 30, 2008 was $289.1 million. Capital expenditures were $224.2 million in the nine months ended September 30, 2007.

	Combined Nine Months Ended September 30, 2008 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
(In millions)	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$45.9	$27.7	$31.5	$5.3	$110.4
Revenue producing	—	78.3	100.4	—	178.7

	$45.9	$106.0	$131.9	$5.3	$289.1

Certain Relationships with the Sponsors
     In connection with the merger, we paid the Sponsors $103.4 million in fees and expenses for financial and structural advice and analysis, assistance with due diligence investigations and debt financing negotiations and for reimbursement of certain out-of-pocket expenses. This amount was preliminarily allocated between merger expenses, debt issuance costs or included in the overall purchase price of the merger.
     We have agreements with the Sponsors pursuant to which the Sponsors will provide management and financial advisory services to us until 2018. The agreements require us to pay management fees to the Sponsors or their affiliates for such services at a rate not greater than $15.0 million per year, with any additional fees subject to approval by our board of directors. For the post-merger period, we accrued Sponsors’ management fees of $2.5 million.
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
     In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain broadcast facilities, equipment and the majority of the land occupied by our outdoor advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.
     We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. Also, we have non-cancelable contracts in our radio broadcasting operations related to program rights and music license fees.
     In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts. These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

     The scheduled maturities of our senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of September 30, 2008 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2008	2009 -2010	2011-2012	Thereafter
Long-term Debt
Senior Secured Facilities	$13,757,772	—	34,541	608,244	13,114,987
Senior Cash Pay and Senior Toggle Notes	2,310,000	—	—	—	2,310,000
Clear Channel Senior Notes	4,666,746	5,662	1,136,084	1,300,000	2,225,000
Other Long-term Debt	72,780	60,312	12,468	—	—
Interest payments on long-term debt (1)	10,325,267	296,808	2,988,855	2,774,658	4,264,946

Non-Cancelable Operating Leases	2,833,822	172,881	701,448	525,898	1,433,595
Non-Cancelable Contracts	2,966,755	391,674	1,100,911	663,256	810,914
Employment/Talent Contracts	953,128	333,795	328,170	169,196	121,967
Capital Expenditures	226,082	113,073	90,317	22,599	93
Other long-term obligations (2)	157,804	—	21,601	10,676	125,527

Total (3)	$38,270,156	$1,374,205	$6,414,395	$6,074,527	$24,407,029

(1)	Interest payments on the senior secured credit facilities assume the obligations are repaid in accordance with the amortization schedule included in the credit agreement and the interest rate is held constant over the remaining term based on the weighted average interest rate at September 30, 2008 on the senior secured credit facilities.

(2)	Other long-term obligations consist of $57.9 million related to asset retirement obligations recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $55.8 million of contract payments in our syndicated radio and media representation businesses and $44.1 million of various other long-term obligations.

(3)	Excluded from the table is $324.1 million related to various obligations with no specific contractual commitment or maturity, $249.4 million of which relates to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
MARKET RISK
   Interest Rate Risk
     After the merger a significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At September 30, 2008 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest at rates of 4.435%, plus an applicable margin, per annum. The fair value of this agreement at September 30, 2008 was a liability of $26.7 million. At September 30, 2008, approximately 55% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into pay-fixed rate receiving floating interest rate swap agreements, bears interest at floating rates. Effective October 29, 2008, we executed an additional aggregate notional amount of $3.5 billion pay-fixed rate receive-floating interest rate swaps.
     Assuming the current level of borrowings and interest rate swap contracts and assuming a 200 basis point change in LIBOR, it is estimated that our interest expense for the post-merger period ended September 30, 2008 would have changed by approximately $37.5 million.
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
   Equity Price Risk
     The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2008 by $17.1 million and would change comprehensive income by $10.1 million. At September 30, 2008, we also held $6.5 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
   Foreign Currency
     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $107.0 million for the nine months ended September 30, 2008. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the nine months ended September 30, 2008 by approximately $10.7 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2008 would change our equity in earnings of nonconsolidated affiliates by $9.6 million and would change our net income by approximately $5.7 million for the nine months ended September 30, 2008.
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
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Period from	Period from	Nine months
July 31 through	January 1 through	ended
September 30,	July 30,	September 30,	Years ended December 31,
Post-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger
2008	2008	2007	2007	2006	2005	2004	2003
N/A	2.04	2.35	2.38	2.27	2.24	2.76	3.56
     The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented. Earnings, as adjusted, were not sufficient to cover fixed charges by approximately $73.2 million for the post merger period from July 31 through September 30, 2008.

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
     A wide range of factors could materially affect future developments and performance, including:
•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	risks associated with the current global economic crisis and its impact on capital markets and liquidity;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	the impact of planned divestitures;

•	the global economic slowdown has adversely affected advertising revenues across our businesses in recent months. We will perform our annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in our recognizing an impairment charge on the acquired assets or goodwill;

•	the impact the global economic slowdown, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
          This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 2 of this Part I.
ITEM 4T. CONTROLS AND PROCEDURES
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
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
Merger-Related Litigation
     Eight putative class action lawsuits were filed in the District Court of Bexar County, Texas, in 2006 in connection with the merger. Of the eight, three have been voluntarily dismissed, one has been dismissed for lack of prosecution and four are still pending. The remaining putative class actions, Teitelbaum v. Clear Channel Communications, Inc., et al., No. 2006CI17492 (filed November 14, 2006), City of St. Clair Shores Police and Fire Retirement System v. Clear Channel Communications, Inc., et al., No. 2006CI17660 (filed November 16, 2006), Levy Investments, Ltd. v. Clear Channel Communications, Inc., et al., No. 2006CI17669 (filed November 16, 2006), DD Equity Partners LLC v. Clear Channel Communications, Inc., et al., No. 2006CI7914 (filed November 22, 2006), and Pioneer Investments Kapitalanlagegesellschaft MBH v. L. Lowry Mays, et al. (filed December 7, 2006), are consolidated into one proceeding and all raise substantially similar allegations on behalf of a purported class of our shareholders against the defendants for breaches of fiduciary duty in connection with the approval of the merger. The Pioneer Investments Kapitalanlagegesellschaft MBH v. L. Lowry Mays, et al. lawsuit has been dismissed by the court for lack of prosecution and we paid nothing in connection with the termination.
     Three other lawsuits filed in connection with the merger are also still pending, Rauch v. Clear Channel Communications, Inc., et al., Case No. 2006-CI17436 (filed November 14, 2006), Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al., (filed January 30, 2007 in the United States District Court for the Western District of Texas) and Alaska Laborers Employees Retirement Fund v. Clear Channel Communications, Inc., et. al., Case No. SA-07-CA-0042 (filed January 11, 2007). These lawsuits raise substantially similar allegations to those found in the pleadings of the consolidated class actions. The Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al. lawsuit has been dismissed by consent of the parties and we paid nothing in connection with the dismissal.
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
Item 1A. Risk Factors
There have been no material changes from the information previously reported under Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008, which Item 1A is hereby incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchases.
     During the three months ended September 30, 2008, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

Total Number
			of Shares	Maximum Dollar
	Total		Purchased as Part of	Value of Shares that
	Number of	Average	Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs
July 1 through July 31	-0-	—	-0-	$-0-
August 1 through August 31	-0-	—	-0-	$-0-
September 1 through September 30	81	$15.00	-0-	$-0-
Total	81		-0-
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 18, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 18, 2007).

2.4	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 26, 2007).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

4.1	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

4.3	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

4.4	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.5	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.17 to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description

4.6	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.7	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.8	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.9	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.10	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.11	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.12	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.13	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.14	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

4.15	Twenty-Second Supplemental Indenture, dated as of January 2, 2008, by and between Clear Channel and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

4.16	Fourth Supplemental Indenture, dated as of January 2, 2008, by and among AMFM, The Bank of New York Trust Company, N.A., and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

Exhibit
Number	Description

10.1	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.2	Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-A Registration Statement filed July 30, 2008)

10.3	Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 5 to the Company’s Form 8-A Registration Statement filed July 30, 2008)

10.4	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 6 to the Company’s Form 8-A Registration Statement filed July 30, 2008)

10.5	Employment Agreement, dated as of April 24, 2007, by and between L. Lowey. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2007)

10.6	Employment Agreement, dated as of April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2007)

10.7	Employment Agreement, dated as of April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2007)

10.8	Employment Agreement, dated as of July 28, 2008, by and among Randall T. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.9	Employment Agreement, dated as of July 28, 2008, by and among Mark P. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.10	Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.11	Employment Agreement, dated as of June 29, 2008, by and between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.12	Employment Agreement, dated as of August 5, 2005, by and between Paul Meyer and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 10, 2005)

Exhibit
Number	Description

10.13	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.14	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.15	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.16	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.17	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.18	Amendment No. 2, dated as of July 28 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.19	Purchase Agreement, dated May 13, 2008, by and among BT Triple Crown Merger Co., Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.20	Indenture, dated July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger) (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed July 30, 2008)
10.21	Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed July 30, 2008)

Exhibit
Number	Description

10.22	Registration Rights Agreement, dated July 30, 2008, by and among Clear Channel Communications, Inc., certain subsidiaries of Clear Channel Communications, Inc. party thereto, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.23	Clear Channel 2008 Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.24	Form of Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.25	Form of Senior Executive Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.26	Form of Senior Management Option Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.27	Form of Executive Option Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.28	Clear Channel 2008 Investment Program (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.29	Clear Channel 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.30	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed July 30, 2008)

10.31	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

10.32	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed July 30, 2008)

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC MEDIA HOLDINGS, INC.
November 10, 2008	/s/ Randall T. Mays
Randall T. Mays
President and Chief Financial Officer

November 10, 2008	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer