Form 10-K
period 2008-12-31
C C Media Holdings Inc
filed 2009-03-02
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number
000-53354
CC MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	26-0241222 (I.R.S. Employer Identification No.)
200 East Basse Road
San Antonio, Texas 78209
Telephone (210) 822-2828
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Act:
Title of class
Class A common stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of June 30, 2008, the Company’s common stock was not publicly traded.
On February 26, 2009, there were 23,602,149 outstanding shares of Class A Common Stock, excluding 81 shares held in treasury, 555,556 outstanding shares of Class B Common Stock and 58,967,502 outstanding shares of Class C Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our Definitive Proxy Statement for the 2009 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CC MEDIA HOLDINGS, INC.
INDEX TO FORM 10-K

PART I
ITEM 1. Business
The Company
     We were incorporated in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (the “Sponsors”) for the purpose of acquiring the business of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel”). The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”). As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain of our principals that were rolled over and exchanged for our Class A common stock, were either exchanged for (i) $36.00 in cash consideration, without interest, or (ii) one share of our Class A common stock. Prior to the consummation of our acquisition of Clear Channel, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than those related to the acquisition.
     Subsequent to the consummation of our acquisition of Clear Channel, we became a diversified media company with three reportable business segments: Radio Broadcasting, Americas Outdoor Advertising (consisting primarily of operations in the United States, Canada and Latin America) and International Outdoor Advertising.
     The global economic slowdown has adversely affected advertising revenues across our businesses in recent months. In this regard, we performed an interim impairment test in the fourth quarter of 2008 and recorded a non-cash impairment of approximately $5.3 billion.
     On January 20, 2009 we announced that we commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, we eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The restructuring program will also include other actions, including elimination of overlapping functions and other cost savings initiatives. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
     As of December 31, 2008 we had recognized approximately $95.9 million of expenses related to our restructuring program. These expenses primarily related to severance of approximately $83.3 million and $12.6 million related to professional fees.
     In November 2006, Clear Channel announced plans to sell all of its television stations and certain non-core radio stations. On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC. Clear Channel also completed the planned divestiture of certain of its non-core radio stations in 2008. The total number of non-core radio stations divested under the plan was 262, with 102 of those stations divested in 2008.
     On November 11, 2005, Clear Channel completed the initial public offering, or IPO, of approximately 10% of the common stock of Clear Channel Outdoor Holdings, Inc., or CCO, comprised of the Americas and International outdoor segments. On December 21, 2005 Clear Channel completed the spin-off of its former live entertainment segment, which now operates under the name Live Nation.
     You can find more information about us at our Internet website located at www.ccmediaholdings.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the SEC. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.
     Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).
Our Business Segments
     We have three reportable business segments: Radio Broadcasting, or Radio; Americas Outdoor Advertising, or Americas; and International Outdoor Advertising, or International. Approximately half of our revenue is generated from our Radio Broadcasting segment. The remaining half is comprised of our Americas Outdoor Advertising business segment, our International Outdoor Advertising business segment, Katz Media, a full-service media representation firm, and other support services and initiatives. In addition to the information provided below, you can find more information about our segments in our consolidated financial statements located in Item 8 of this Form 10-K.
     We believe we offer advertisers a diverse platform of media assets across geographies, radio programming formats and outdoor products. We intend to continue to execute upon our long-standing radio broadcasting and outdoor advertising strategies, while closely managing expense growth and focusing on achieving operating efficiencies throughout our businesses. Within each of our operating segments, we share best practices across our markets in an attempt to replicate our successes throughout the markets in which we operate.
Radio Broadcasting
     As of December 31, 2008, we owned 894 domestic radio stations, with 272 stations operating in the 50 largest markets. For the year ended December 31, 2008, Radio Broadcasting represented 49% of our combined net revenue. Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, urban and oldies, among others, to a total weekly listening base of more than 90 million individuals based on Arbitron National Regional Database figures for the Spring 2008 ratings period. Our radio broadcasting business includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements (“LMAs”) or joint sales agreements (“JSAs”).
     In addition to our radio broadcasting business, we operate our Premiere Radio Network, a national radio network that produces, distributes or represents approximately 90 syndicated radio programs and services for approximately 5,000 radio station affiliates. Some of our more popular syndicated radio personalities include Rush Limbaugh, Sean Hannity, Steve Harvey, Ryan Seacrest and Jeff Foxworthy. We also own various sports, news and agriculture networks.
Strategy
     Our radio broadcasting strategy centers on providing programming and services to the local communities in which we operate and being a contributing member of those communities. We believe that by serving the needs of local communities, we will be able to grow listenership and deliver target audiences to advertisers.
     Our radio broadcasting strategy also entails improving the ongoing operations of our stations through effective programming, promotion, marketing and sales and careful management of costs. In late 2004, we implemented price and yield optimization systems and invested in new information systems, which provide station level inventory yield and pricing information previously unavailable. We shifted our sales force compensation plan from a straight “volume-based” commission percentage system to a “value-based” system to reward success in optimizing price and inventory.
     We will continue to focus on enhancing the radio listener experience by offering a wide variety of compelling content. We believe our investments in radio programming over time have created a collection of leading on-air talent. The distribution platform provided by our Premiere Radio Network allows us to attract talent and more effectively utilize quality content across many stations.
     We are also continually expanding content choices for our listeners, including utilization of HD radio, Internet and other distribution channels with complementary formats. HD radio enables crystal clear reception, interactive features, data services and new applications. Further, HD radio allows for many more stations, providing greater variety of content which we believe will enable advertisers to target consumers more effectively. The interactive capabilities of HD radio will potentially permit us to participate in commercial download services. In addition, we provide streaming audio via the Internet, and accordingly, have increased listener reach and developed new listener applications as well as new advertising capabilities. Our websites hosted approximately 11.7 million unique visitors in December 2008 as measured by CommScore / Media Metrix, making the collection of these websites one of the top five trafficked music websites. Finally, we have pioneered mobile applications which allow subscribers to use their cell phones to interact directly with the station, including finding titles/artists, requesting songs and downloading station wallpapers.
     Sources of Revenue
     Our Radio Broadcasting segment generated 49%, 50% and 53% of our combined revenue in 2008, 2007 and 2006, respectively. The primary source of revenue in our Radio Broadcasting segment is the sale of commercial spots on our radio stations for local, regional and national advertising. Our local advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive and media. Our contracts with our advertisers generally provide for a term which extends for less than a one year period.

     We also generate additional revenues from network compensation, the Internet, air traffic, events, barter and other miscellaneous transactions. These other sources of revenue supplement our traditional advertising revenue without increasing on-air-commercial time.
     Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies. Our strategy of producing commercials that respond to the specific needs of our advertisers helps to build local direct advertising relationships. Regional advertising sales are also generally realized by our local sales staff. To generate national advertising sales, we engage firms specializing in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold.
     Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services. A station’s format can be important in determining the size and characteristics of its listening audience, and advertising rates are influenced by the station’s ability to attract and target audiences that advertisers aim to reach. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Rates are generally highest during morning and evening commuting periods.
     We seek to maximize revenue by closely managing on-air inventory of advertising time and adjusting prices to local market conditions. We implemented price and yield optimization systems and invested in new information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at optimal prices.
Competition
     We compete in our respective markets for audiences, advertising revenue and programming with other radio stations owned by companies such as CBS, Citadel, Entercom and Cumulus. We also compete with other advertising media, including satellite radio, broadcast and cable television, print media, outdoor advertising, direct mail, the Internet and other forms of advertisement.
Radio Stations
     As of December 31, 2008, we owned 264 AM and 630 FM domestic radio stations, of which 148 stations were in the 25 largest U.S. markets. The following table sets forth certain selected information with regard to our radio broadcasting stations:

		Number
	Market	of
Market	Rank*	Stations
New York, NY	1	5
Los Angeles, CA	2	8
Chicago, IL	3	7
San Francisco, CA	4	7
Dallas-Ft. Worth, TX	5	6
Houston-Galveston, TX	6	8
Atlanta, GA	7	6
Philadelphia, PA	8	6
Washington, DC	9	5
Boston, MA	10	4
Detroit, MI	11	7
Miami-Ft. Lauderdale-Hollywood, FL	12	7
Seattle-Tacoma, WA	13	6
Phoenix, AZ	15	8
Minneapolis-St. Paul, MN	16	7
San Diego, CA	17	8
Tampa-St. Petersburg-Clearwater, FL	18	8
Nassau-Suffolk (Long Island), NY	19	2
St. Louis, MO	20	6
Denver-Boulder, CO	21	8
Baltimore, MD	22	3
Portland, OR	23	5
Pittsburgh, PA	24	6
Charlotte-Gastonia-Rock Hill, NC-SC	25	5
Riverside-San Bernardino, CA	26	6
Sacramento, CA	27	5
Cincinnati, OH	28	8
Cleveland, OH	29	6
Salt Lake City-Ogden-Provo, UT	30	6
San Antonio, TX	31	6
Las Vegas, NV	33	3
Orlando, FL	34	7
San Jose, CA	35	3
Columbus, OH	36	7
Milwaukee-Racine, WI	37	6
Austin, TX	39	6
Indianapolis, IN	40	3
Providence-Warwick-Pawtucket, RI	41	4
Norfolk-Virginia Beach-Newport News, VA	42	4
Raleigh-Durham, NC	43	4
Nashville, TN	44	5
Greensboro-Winston Salem-High Point, NC	45	5
Jacksonville, FL	46	7
West Palm Beach-Boca Raton, FL	47	6
Oklahoma City, OK	48	6
Memphis, TN	49	6
Hartford-New Britain-Middletown, CT	50	5

		Number
Market	Market Rank*	of Stations
Louisville, KY	53	8
Richmond, VA	54	6
New Orleans, LA	55	7
Rochester, NY	56	7
Birmingham, AL	57	5
McAllen-Brownsville-Harlingen, TX	58	5
Greenville-Spartanburg, SC	59	6
Tucson, AZ	60	7
Ft. Myers-Naples-Marco Island, FL	61	4
Dayton, OH	62	8
Albany-Schenectady-Troy, NY	63	7
Honolulu, HI	64	7
Tulsa, OK	65	6
Fresno, CA	66	8
Grand Rapids, MI	67	7
Albuquerque, NM	68	7
Allentown-Bethlehem, PA	69	4
Omaha-Council Bluffs, NE-IA	72	5
Sarasota-Bradenton, FL	73	6
Bakersfield, CA	74	5
Akron, OH	75	4
El Paso, TX	76	5
Wilmington, DE	77	5
Baton Rouge, LA	78	5
Harrisburg-Lebanon-Carlisle, PA	79	6
Stockton, CA	80	6
Monterey-Salinas-Santa Cruz, CA	82	5
Syracuse, NY	83	7
Charleston, SC	84	5
Little Rock, AR	85	5
Springfield, MA	88	5
Columbia, SC	89	6
Des Moines, IA	90	5
Toledo, OH	91	5
Spokane, WA	92	6
Colorado Springs, CO	94	3
Ft. Pierce-Stuart-Vero Beach, FL	95	6
Mobile, AL	96	4
Melbourne-Titusville-Cocoa, FL	97	4
Madison, WI	98	6
Wichita, KS	99	4
Various U.S. Cities	101-150	104
Various U.S. Cities	151-200	91
Various U.S. Cities	201-250	53
Various U.S. Cities	251+	67
Various U.S. Cities	unranked	75

Total (a) (b)		894

*	Per Arbitron Rankings as of November 2008.

(a)	Excluded from the 894 radio stations owned by us are 3 radio stations programmed pursuant to a local marketing agreement or shared services agreement (FCC licenses not owned by us) and one Mexican radio station that we provide programming to and sell airtime for under exclusive sales agency arrangements. Also excluded are radio stations in Australia, New Zealand and Mexico. We own a 50%, 50% and 20% equity interest in companies that have radio broadcasting operations in these markets, respectively. Effective January 30, 2009 we sold 57% of our remaining 20% interest in Grupo ACIR Comunicaciones, the owner of the radio stations in Mexico.

(b)	Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. We will have to divest these stations.
Radio Networks
     In addition to radio stations, our Radio Broadcasting segment includes our Premiere Radio Network, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates. Our broad distribution platform enables us to attract and retain top programming talent. Some of our more popular radio personalities include Rush Limbaugh, Sean Hannity, Steve Harvey, Ryan Seacrest and Jeff Foxworthy. We believe recruiting and retaining top talent is an important component of the success of our radio networks.
     We also own various sports, news and agriculture networks serving Alabama, California, Colorado, Florida, Georgia, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Pennsylvania, Tennessee and Virginia.
International Radio Investments
     We own equity interests in various international radio broadcasting companies located in Australia (50% ownership), Mexico (20% ownership) and New Zealand (50% ownership), which we account for under the equity method of accounting. Effective January 30, 2009 we sold 57% of our remaining 20% interest in Grupo ACIR Comunicaciones, the owner of the radio stations in Mexico.
Outdoor Advertising
     Our Americas Outdoor Advertising segment includes our operations in the United States, Canada and Latin America, with approximately 92% of our 2008 revenue in this segment derived from the United States. We own or operate approximately 237,000 displays in our Americas segment and have operations in 49 of the 50 largest markets in the United States, including all of the 20 largest markets. Our International Outdoor Advertising business segment includes our operations in Asia, Australia and Europe, with approximately 40% of our 2008 revenue in this segment derived from France and the United Kingdom. We own or operate approximately 670,000 displays in 36 countries.
     Our outdoor assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our outdoor advertising business is focused on urban markets with dense populations.
Strategy
     We have made and continue to make investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. We are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved demographic measurements of outdoor advertising. We believe that these measurement systems will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers.
     We intend to continue to work toward ensuring that our customers have a superior experience by leveraging our presence in each of our markets and by increasing our focus on customer satisfaction and improved measurement systems.
     Finally, we aim to capitalize on advances in electronic displays, including flat screens, LCDs and LEDs, as an alternative to traditional methods of outdoor advertising. These electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change static advertisements on a large number of displays. Digital outdoor advertising provides advantages to advertisers, including the flexibility to change messaging over the course of a day, the ability to quickly change messaging and the ability to enhance targeting by reaching different demographics at different times of day. Digital outdoor displays provide us with advantages, as they are operationally efficient and eliminate safety issues from manual copy changes.

Americas Outdoor Advertising
     Sources of Revenue
     Americas Outdoor Advertising generated 21%, 21% and 20% of our combined revenue in 2008, 2007 and 2006, respectively. Americas Outdoor Advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas Outdoor Advertising inventory:

	Year Ended December 31,
	2008	2007	2006
Billboards
Bulletins (1)	51%	52%	52%
Posters	15%	16%	18%
Street furniture displays	5%	4%	4%
Transit displays	17%	16%	14%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

(1)	Includes digital displays.

(2)	Includes spectaculars, mall displays and wallscapes.
     Our Americas Outdoor Advertising segment generates revenues from local, regional and national sales. Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time. For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display. “Reach’’ is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.
     While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. In addition, we have long-standing relationships with a diversified group of advertising brands and agencies that allow us to diversify client accounts and establish continuing revenue streams.
Billboards
     Our billboard inventory primarily includes bulletins and posters.
Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins generally have terms ranging from one month to one year.
Posters. Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for posters is printed using silk-screen or lithographic processes to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Two types of posters are premiere panels and squares. Premiere displays are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.
Street Furniture Displays
     Our street furniture displays, marketed under our global AdshelTM brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and, similar to billboards, may be for network packages.
Transit Displays
     Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and taxis, and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.
Other Inventory
     The balance of our display inventory consists of spectaculars, mall displays and wallscapes. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square in Toronto, Fashion Show in Las Vegas, Sunset Strip in Los Angeles, Westgate City Center in Glendale, Arizona, the Boardwalk in Atlantic City and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year. Contracts with mall operators grant us the exclusive right to place our displays within the common areas and sell advertising on those displays. Our contracts with mall operators generally have terms ranging from five to ten years. Client contracts for mall displays typically have terms ranging from six to eight weeks. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms.
Competition
     The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, the Internet and direct mail.

Advertising Inventory and Markets
     As of December 31, 2008, we owned or operated approximately 237,000 displays in our Americas Outdoor Advertising segment. The following table sets forth certain selected information with regard to our Americas outdoor advertising inventory, with our markets listed in order of their designated market area (“DMA®”) region ranking (DMA® is a registered trademark of Nielsen Media Research, Inc.):

DMA®				Street
Region		Billboards		Furniture	Transit		Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays		Displays(1)	Displays
	United States
1	New York, NY	•	•	•	•		•	17,047
2	Los Angeles, CA	•	•	•	•		•	10,689
3	Chicago, IL	•	•	•	•		•	15,532
4	Philadelphia, PA	•	•	•	•		•	6,214
5	Dallas-Ft. Worth, TX	•	•	•	•		•	16,688
6	San Francisco-Oakland-San Jose, CA	•	•	•	•		•	10,819
7	Boston, MA (Manchester, NH)	•	•	•	•		•	7,091
8	Atlanta, GA	•	•		•		•	2,950
9	Washington, DC (Hagerstown, MD)	•	•	•	•		•	3,914
10	Houston, TX	•	•		•	(2)	•	3,259
11	Detroit, MI				•		•	315
12	Phoenix, AZ	•	•		•		•	9,918
13	Tampa-St. Petersburg (Sarasota), FL	•	•	•	•		•	2,439
14	Seattle-Tacoma, WA	•	•		•		•	12,863
15	Minneapolis-St. Paul, MN	•	•		•		•	1,978
16	Miami-Ft. Lauderdale, FL	•	•	•	•		•	6,411
17	Cleveland-Akron (Canton), OH	•	•		•		•	3,399
18	Denver, CO				•		•	976
19	Orlando-Daytona Beach-Melbourne, FL	•	•		•		•	4,228
20	Sacramento-Stockton-Modesto, CA	•	•	•	•		•	2,421
21	St. Louis, MO				•		•	284
22	Portland, OR	•	•		•		•	1,224
23	Pittsburgh, PA				•		•	104
24	Charlotte, NC						•	12
25	Indianapolis, IN	•	•		•		•	3,283
26	Baltimore, MD	•	•	•	•		•	2,572
27	Raleigh-Durham (Fayetteville), NC				•		•	1,994
28	San Diego, CA	•	•		•		•	809
29	Nashville, TN	•			•		•	648
30	Hartford-New Haven, CT				•		•	340
31	Kansas City, KS/MO				•	(2)		1,169
32	Columbus, OH	•	•		•		•	1,487
33	Salt Lake City, UT				•		•	64
34	Cincinnati, OH		•				•	12
35	Milwaukee, WI	•	•	•	•		•	5,883
36	Greenville-Spartanburg, SC- Asheville, NC-Anderson, SC		•		•			85
37	San Antonio, TX	•	•	•	•	(2)	•	7,481
38	West Palm Beach-Ft. Pierce, FL	•	•		•		•	808
39	Grand Rapids-Kalamazoo-Battle Creek, MI				•			300

DMA®				Street
Region		Billboards		Furniture	Transit		Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays		Displays(1)	Displays
41	Harrisburg-Lancaster-Lebanon-York, PA				•			139
42	Las Vegas, NV	•	•		•		•	13,518
43	Norfolk-Portsmouth-Newport News, VA	•	•		•		•	457
44	Albuquerque-Santa Fe, NM	•	•		•		•	1,377
45	Oklahoma City, OK	•						3
46	Greensboro-High Point-Winston Salem, NC				•			1,051
47	Jacksonville, FL	•	•		•		•	987
48	Memphis, TN	•	•	•	•		•	2,239
49	Austin, TX	•	•		•	(2)	•	46
50	Louisville, KY				•		•	178
51-100	Various U.S. Cities	•	•	•	•	(2)	•	15,850
101-150	Various U.S. Cities	•	•		•		•	4,087
151+	Various U.S. Cities	•	•		•		•	2,186
	Non-U.S. Markets
n/a	Australia				•			1,398
n/a	Brazil	•	•	•				7,237
n/a	Canada			•	•		•	4,392
n/a	Chile	•	•					1,124
n/a	Mexico		•	•			•	4,974
n/a	New Zealand				•			1,607
n/a	Peru	•	•	•	•		•	3,024
n/a	Other (3)				•			3,768

	Total Americas Displays							237,352

(1)	Includes wallscapes, spectaculars, mall and digital displays. Our inventory includes other small displays not in the table since their contribution to our revenue is not material.

(2)	We have access to additional displays through arrangements with local advertising and other companies.

(3)	Includes displays in Antigua, Aruba, Bahamas, Barbados, Belize, Costa Rica, Dominican Republic, Grenada, Guam, Jamaica, Netherlands Antilles, Saint Kitts and Nevis, Saint Lucia and Virgin Islands.
International Outdoor Advertising
     Sources of Revenue
     Our International Outdoor Advertising segment generated 27%, 25% and 23% of our combined revenue in 2008, 2007 and 2006, respectively. International outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our international outdoor display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International Outdoor Advertising segment:

	Year Ended December 31,
	2008	2007	2006
Billboards (1)	35%	39%	41%
Street furniture displays	38%	37%	37%
Transit displays (2)	9%	8%	9%
Other displays (3)	18%	16%	13%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.
     Our International Outdoor Advertising segment generates revenues worldwide from local, regional and national sales. Similar to the Americas, advertising rates generally are based on the gross rating points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.
     While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.
Billboards
     The sizes of our international billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our international billboards being similar in size to our posters used in our Americas outdoor business (30-sheet and 8-sheet displays). Our international billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. DEFI, our international neon subsidiary, is a global provider of neon signs with approximately 400 displays in more than 15 countries worldwide. Client contracts for international neon displays typically have terms of approximately five years.
Street Furniture Displays
     Our international street furniture displays are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our international and Americas street furniture businesses is in the nature of the municipal contracts. In our international outdoor business, these contracts typically require us to provide the municipality with a broader range of urban amenities such as public wastebaskets and lampposts, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our international street furniture is typically sold to clients as network packages, with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.
Transit Displays
     Our international transit display contracts are substantially similar to their Americas transit display counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays generally have terms ranging from one week to one year, or longer.
Other International Inventory and Services
     The balance of our revenue from our International Outdoor Advertising segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six-month periods. Our international inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International Outdoor Advertising revenue. We also have a bike rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, or additional street furniture displays. Several of our international markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters, usually for small customers.
Competition
     The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and JC Decaux, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, the Internet and direct mail.
Advertising Inventory and Markets
     As of December 31, 2008, we owned or operated approximately 670,000 displays in our International segment. The following table sets forth certain selected information with regard to our International advertising inventory, which are listed in descending order according to 2008 revenue contribution:

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
France	•	•	•	•	131,049
United Kingdom	•	•	•	•	66,982
Italy	•	•			58,774
China	•	•	•	•	64,051
Spain	•	•	•	•	33,814
Australia/New Zealand		•	•		17,897
Belgium	•	•	•	•	23,984
Sweden	•	•	•	•	116,230
Switzerland	•		•	•	17,962
Norway	•	•	•	•	21,370
Ireland	•	•			9,533
Turkey	•	•	•	•	11,822
Denmark	•	•	•	•	34,106
Finland	•	•	•	•	24,700
Poland	•	•		•	11,041
Holland	•	•			4,630
India	•	•	•		737
Baltic States/Russia	•		•		16,250
Romania	•				150
Greece			•	•	1,201
Singapore		•			3,857
Hungary	•				36
Japan		•			433
Germany	•				52
Austria	•				17
Czech Republic	•				10
Indonesia	•				1
Portugal	•				15
United Arab Emirates	•				1

Total International Displays					670,705

(1)	Includes spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes mall displays and other small displays counted as separate displays in the table since they form a substantial part of our network and International revenue.

Equity Investments
     In addition to the displays listed above, as of December 31, 2008, we had equity investments in various out-of-home advertising companies that operate in the following markets:

				Street
		Equity		Furniture	Transit
Market	Company	Investment	Billboards(1)	Displays	Displays
Outdoor Advertising Companies
Italy	Alessi	34.3%	•	•	•
Italy	AD Moving SpA	17.5%	•		•
Hong Kong	Buspak	50.0%	•		•
Spain	Clear Channel Cemusa	50.0%	•
Thailand	Master & More	32.5%	•	•
Belgium	MTB	49.0%			•
Belgium	Streep	25.0%			•
Other Media Companies
Norway	CAPA	50.0%

(1)	Includes spectaculars and neon displays.
Other
     The other category includes our media representation firm as well as other general support services and initiatives which are ancillary to our other businesses.
Media Representation
     We own Katz Media, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2008, Katz Media represents approximately 3,900 radio stations, nearly one-fifth of which are owned by us and approximately 400 television stations.
     Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.
Management Team and Employees
     We have an experienced management team from our senior executives to our local market managers. Our executive officers and certain radio and outdoor senior managers possess an average of 21 years of industry experience, and have combined experience of over 250 years. The core of the executive management team includes Chief Executive Officer Mark Mays, who has been with Clear Channel for over 19 years, and President and Chief Financial Officer Randall Mays, who has been with the Clear Channel for over 15 years.
     As of February 27, 2009, we had approximately 16,800 domestic employees and 5,300 international employees of which approximately 21,300 were in operations and approximately 800 were in corporate related activities. Approximately 470 of our United States employees and approximately 230 of our non-United States employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.
Regulation of Our Radio Broadcasting Business
Existing Regulation
     Radio broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of a radio broadcast station except under a license issued by the FCC and empowers the FCC, among other things, to:
•	issue, renew, revoke and modify broadcasting licenses;

•	assign frequency bands;

•	determine stations’ frequencies, locations and power;

•	regulate the equipment used by stations;

•	adopt other regulations to carry out the provisions of the Communications Act;

•	impose penalties for violation of such regulations; and

•	impose fees for processing applications and other administrative functions.
     The Communications Act prohibits the assignment of an FCC license or the transfer of control of an FCC licensee without prior approval of the FCC.
     License Grant and Renewal
     The FCC grants radio broadcast licenses for a term of up to eight years. Generally, upon application, the FCC renews a broadcast license for an additional eight year term if it finds that:
•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and

•	there have been no other violations by the licensee which, taken together, constitute a pattern of abuse.
     After considering these factors and any petitions to deny a license renewal application (which may lead to a hearing), the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. In making its licensing determination, the FCC may consider petitions to deny and informal objections, and may order a hearing if sufficiently serious issues have been raised. The FCC may grant the license renewal application with or without conditions, including renewal for less than eight years. A station may continue to operate beyond the expiration date if a timely filed license renewal application is pending.
     Although in the vast majority of cases radio licenses are renewed by the FCC, even when petitions to deny or informal objections are filed, there can be no assurance that any of our stations’ licenses will be renewed for a full term and without sanctions or conditions at the expiration of their terms.
     Current Multiple Ownership Restrictions
     The Communications Act and FCC rules limit the ability of individuals and entities to own or have an “attributable interest” in broadcast stations and other specified mass media entities. All officers and directors of a licensee and any direct or indirect parent, general partners, limited partners and limited liability company members who are not properly “insulated” from management activities, and stockholders who own 5% or more of the outstanding voting stock of a licensee or its parent, either directly or indirectly, generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to 20% of a licensee’s or its parent’s outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not “materially involved” in the management and operation of the subject media property generally are not subject to attribution unless such interests implicate the FCC’s “equity/debt plus” (“EDP”) rule. Under the EDP rule, an aggregate debt and/or equity interest in excess of 33% of a licensee’s total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee’s station’s total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators and newspapers). The FCC recently adopted revisions to the EDP rule to promote diversification of broadcast ownership. To the best of our knowledge at present, none of our officers, directors, or 5% or greater shareholders holds an interest in another television station, radio station, cable television system, or daily newspaper that is inconsistent with the FCC’s ownership rules and policies.
     Additionally, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time on another radio station in the same market pursuant to an LMA is generally required to count the LMA station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming under an LMA to another radio station if we cannot acquire that station under the FCC’s ownership rules. The media ownership rules are subject to periodic review by the FCC. As the result of its third periodic review, in 2003 the FCC adopted new rules which, among other changes, modified broadcast ownership limits, changed the way a local radio market is defined, and made certain joint sales agreements (“JSAs”) “attributable” under the ownership limits. Numerous parties, including us, appealed the modified ownership rules. These appeals were consolidated before the United States Court of Appeals for the Third Circuit, which stayed their implementation. In June 2004, the court issued a decision that upheld the modified ownership rules in certain respects, including allowing the new local market definition to go into effect, and remanded them to the FCC for further justification in other respects.
     The maximum allowable number of radio stations that may be commonly owned in a market varies depending on the total number of radio stations in that market.
•	In markets with 45 or more stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM).

•	In markets with 30-44 stations, one company may own seven stations, with no more than four in any one service.

•	In markets with 15-29 stations, one entity may own six stations, with no more than four in any one service.

•	In markets with 14 stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.
     The FCC’s June 2003 decision abandoned the existing local radio market definition based on station signal contours in favor of a definition based on “metro” markets as defined by Arbitron. Under the modified approach, commercial and non-commercial radio stations licensed to communities within an Arbitron metro market, as well as stations licensed to communities outside the metro market but considered “home” to that market, are counted as stations in the local radio market for the purposes of applying the ownership limits. For geographic areas outside defined Arbitron metro markets, the FCC adopted an interim market definition methodology based on a modified signal contour overlap approach and initiated a further rulemaking proceeding to determine a permanent market definition methodology for such areas. The further proceeding is still pending. The FCC grandfathered existing combinations of owned stations that would not comply with the modified rules. However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.
     The June 2003 rules also made JSAs involving more than 15% per week of a same-market radio station’s advertising time attributable under the ownership rules. Consequently, in a market where we own one or more radio stations, we generally cannot enter into a JSA with another radio station if we could not acquire that station under the FCC’s rules.
     Irrespective of FCC rules governing radio ownership, the Antitrust Division of the DOJ (the “Antitrust Division”) and the FTC have the authority to determine that a particular transaction presents antitrust concerns. Over the past decade, the Antitrust Division has become more aggressive in reviewing proposed radio station acquisitions, particularly where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in that market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC generally delays action on radio acquisitions in situations where antitrust authorities have expressed concentration concerns, even if the acquisition complies with the FCC’s numerical station limits, until after action has been taken by the antitrust authorities.
     A number of cross-ownership rules pertain to licensees of a radio station, including limits on broadcast-newspaper and radio-television cross ownership. FCC rules generally prohibit an individual or entity from having an attributable interest in a radio or television station and a daily newspaper located in the same market, although in late 2007 the FCC adopted a revised rule that would allow a degree of same-market newspaper/broadcast cross-ownership based on certain presumptions, criteria and limitations.
     Regarding radio-television cross ownership, FCC rules permit the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, if the market will have at least 20 separately owned broadcast, newspaper and cable “voices” after the combination. Common ownership of up to two television and four radio stations is permissible when at least 10 “voices” will remain, and common ownership of up to two television stations and one radio station is permissible in all markets regardless of voice count. The radio/television limits, moreover, are subject to the compliance of the television and radio components of the combination with the television duopoly rule and the local radio ownership limits, respectively. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is “failed” (i.e., off the air for at least four months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price. In its 2003 ownership decision, the FCC adopted new cross-media limits to replace these newspaper-broadcast and radio-television cross-ownership rules. These provisions were remanded by the Third Circuit for further FCC consideration, and are currently subject to judicial stay.

     Developments and Future Actions Regarding Multiple Ownership Rules
     Expansion of our broadcast operations in particular areas and nationwide will continue to be subject to the FCC’s ownership rules and any further changes the FCC or Congress may adopt. Recent actions by and pending proceedings before the FCC, Congress and the courts may significantly affect our business.
     In June 2006, the FCC commenced its proceeding on remand from the Third Circuit of the modified media ownership rules. At an open meeting on December 18, 2007, the FCC adopted a decision that revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations. The FCC made no changes to the currently effective local radio ownership rules (as modified by the 2003 decision) or the radio/television cross-ownership rule (as modified in 1999). The FCC’s 2007 decision, including the determination not to relax the numerical radio ownership limits, is the subject of a request for reconsideration and various court appeals, including by us. Also at its December 18, 2007 meeting, the FCC adopted rules to promote diversification of broadcast ownership, including revisions to its EDP attribution rule and the “eligible entity” exception to the prohibition on the sale of grandfathered noncompliant radio station combinations.
     We cannot predict the impact of any of these developments on our business. In particular, we cannot predict the ultimate outcome of the FCC’s media ownership proceedings or their effects on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own. Moreover, we cannot predict the impact of future reviews or any other agency or legislative initiatives upon the FCC’s broadcast rules.
     Alien Ownership Restrictions
     The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-United States citizens, representatives of non-United States citizens and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-United States citizens, collectively, may own or vote up to 20% of the capital stock of a corporate licensee. A broadcast license may not be granted to or held by any entity that is controlled, directly or indirectly, by a business entity more than one-fourth of whose capital stock is owned or voted by non-United States citizens or their representatives, by foreign governments or their representatives, or by non-United States business entities, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-United States citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities.
     Other Regulations Affecting Broadcast Stations
     General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, statutes and rules and policies of the FCC and other federal agencies that regulate matters such as political advertising practices, obscenity and indecency in broadcast programming, application procedures and other areas affecting the business or operations of broadcast stations. Moreover, recent and possible future actions by the FCC in the areas of localism and public interest obligations may impose additional regulatory requirements on us.
     Indecency. Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We cannot predict whether Congress will consider or adopt further legislation in this area. Several judicial appeals of FCC indecency enforcement actions are currently pending, and their outcomes could affect future FCC policies in this area.
     Public Interest Programming. Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air. In December 2007, the FCC adopted a report on broadcast localism and proposed new localism rules. The report tentatively concluded that broadcast licensees should be required to establish and hold regular meetings with a local advisory board to ascertain the needs and interests of the communities where they own stations. The report also proposed the adoption of specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. Finally, it sought comment on a variety of other issues concerning localism including potential changes to the main studio rule and sponsorship identification rules. The FCC has not yet issued a decision in this proceeding. We cannot predict whether the FCC will enact any of the initiatives discussed in the report.
     Equal Employment Opportunity. The FCC’s equal employment opportunity rules generally require broadcasters to engage in broad and inclusive recruitment efforts to fill job vacancies, keep a considerable amount of recruitment data and report much of this data to the FCC and to the public via stations’ public files and websites. Radio stations with more than 10 full-time employees must file certain annual Equal Employment Opportunity reports with the FCC midway through their license term. The FCC is still considering whether to apply these rules to part-time employment positions. Broadcasters are subject to random audits to ensure compliance with the Equal Employment Opportunity rules and could be sanctioned for noncompliance. Broadcasters are also obligated not to engage in employment discrimination based on race, color, religion, national origin or sex.
     Digital Radio. The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. In May 2007, the FCC established service, operational and technical rules for terrestrial digital audio broadcasting and sought public comment on what (if any) limitations should be placed on subscription services offered by digital audio broadcasters and whether any new public interest requirements should be applied to terrestrial digital audio broadcast service. We cannot predict the impact of terrestrial digital audio radio service on our business.
     Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations (“LPFM”). One class (“LP100”) is authorized to operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (“LP10”) is authorized to operate with a maximum power of 10 watts and a service radius of about one to two miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has authorized a number of LPFM stations. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. The FCC has commissioned a preliminary report on such impact and on the basis of that report, has recommended to Congress that such requirements be eliminated. In addition, in November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently authorized full-service stations. Concurrently, the FCC solicited public comment on technical rules for possible expansion of LPFM licensing opportunities and technical and financial assistance to LPFM broadcasters from full-service stations which propose to create interference to LPFM stations. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.
     Other. Finally, Congress and the FCC from time to time consider, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters have included, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as “streaming” of audio and video programming via the Internet, digital radio technologies and the establishment of a low power FM radio service.
     The foregoing is a brief summary of certain provisions of the Communications Act and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the FCC’s rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.

Regulation of our Americas and International Outdoor Advertising Businesses
     The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, the outdoor advertising industry outside of the United States is subject to certain foreign governmental regulation.
     Domestically, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes and fees. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities, or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
     Federal law, principally the Highway Beautification Act of 1965, or HBA, regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.
     To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations which regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement of outdoor advertising structures. We are not aware of any state which has passed control statutes and regulations less restrictive than the prevailing federal requirements, including the requirement that an owner to remove any non-grandfathered non-compliant signs along the controlled roads, at the owner’s expense and without compensation, or requiring an owner to remove any non-grandfathered structures that do not comply with certain of the states’ requirements. Municipal and county governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.
     As part of their billboard control laws, state and local governments regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify, or replace existing legal non-conforming billboards. While these regulations set certain limits on the construction of new outdoor advertising displays, they also benefit established companies, including us, by creating barriers to entry and by protecting the outdoor advertising industry against an oversupply of inventory.
     Federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads. In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards. Thus far, we have been able to obtain satisfactory compensation for our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.
     Other important outdoor advertising regulations include the Intermodal Surface Transportation Efficiency Act of 1991, the Bonus Act/Bonus Program, the 1995 Scenic Byways Amendment and various increases or implementations of property taxes, billboard taxes and permit fees. From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising. Several state and local jurisdictions have already imposed such taxes as a percentage of our outdoor advertising revenue in that jurisdiction. While these taxes have not had a material impact on our business and financial results to date, we expect state and local governments to continue to try to impose such taxes as a way of increasing revenue.
     We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations that restrict or prohibit these types of digital displays. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions.

These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
     International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.
Item 1A. Risk Factors
Risks Relating to Our Business
Deterioration in general economic conditions has caused and could cause additional decreases or delays in advertising spending by our advertisers and could harm our ability to generate advertising revenues and negatively affect our results of operations
     The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity, particularly during the second half of 2008. The continuation of the global economic slowdown may continue to adversely impact our revenue, profit margins, cash flow and liquidity.
     In this regard, our consolidated revenue decreased $232.5 million during 2008 compared to 2007. Revenue growth during the first nine months of 2008 was offset by a decline of $254.0 million in the fourth quarter. Revenue declined $264.7 million during 2008 compared to 2007 from our radio business associated with decreases in both local and national advertising. Our Americas outdoor revenue also declined approximately $54.8 million attributable to decreases in poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers.
     In January 2009, in response to the deterioration in general economic conditions and the resulting negative impact on our business, we commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, we eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all.
If we need additional cash to fund our working capital, debt service, capital expenditures or other funding requirements, we may not be able to access the credit markets due to continuing adverse securities and credit market conditions
     Our primary source of liquidity is cash flow from operations, which has been adversely impacted by the decline in our advertising revenues resulting from the current global economic slowdown. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under our senior secured credit facilities) will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. However, our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.
Downgrades in our credit ratings and macroeconomic conditions may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity

     Our corporate credit and issue-level ratings were downgraded on February 20, 2009 by Standard & Poor’s Ratings Services. Our corporate credit rating was lowered to “B-”. These ratings remain on credit watch with negative implications. Additionally, Moody’s Investors Service has placed our credit ratings on review for possible downgrade from “B2.” These ratings are significantly below investment grade. These ratings and any additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us. In addition, deteriorating economic conditions, including market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to obtain financing in the future. A credit rating downgrade does not constitute a default under any of our debt obligations.
Our financial performance may be adversely affected by certain variables which are not in our control
     Certain variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, or profit margins include:
•	unfavorable economic conditions, both general and relative to the radio broadcasting, outdoor advertising and all related media industries, which may cause companies to reduce their expenditures on advertising;

•	unfavorable shifts in population and other demographics which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising or listening alternatives than what we currently offer, which may lead to a loss of advertising customers or to lower advertising rates;

•	the impact of potential new royalties charged for terrestrial radio broadcasting which could materially increase our expenses;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.
We face intense competition in the broadcasting and outdoor advertising industries
     Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail, satellite radio and Internet based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
Our business is dependent upon the performance of on-air talent and program hosts, as well as our management team and other key employees
     We employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

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
Extensive government regulation, including laws dealing with indecency, may limit our broadcasting operations or adversely affect our business
     The federal government extensively regulates the domestic broadcasting industry, and any changes in the current regulatory scheme could significantly affect us.
     Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congressional legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We therefore face increased costs in the form of fines for indecency violations, and cannot predict whether Congress will consider or adopt further legislation in this area.
Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations
     As the owner or operator of various real properties and facilities, especially in our outdoor advertising operations, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
Government regulation of outdoor advertising may restrict our outdoor advertising operations
     United States federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws was the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Construction, repair, lighting, height, size, spacing and the location of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures, and also permitted non-conforming structures to be rebuilt by third parties. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.
     From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including condemnation and amortization. Amortization is the attempted forced removal of legal but non-conforming billboards (billboards which conformed with applicable zoning regulations when built, but which do not conform to current zoning regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Although we believe that the number of our billboards that may be subject to removal based on alleged noncompliance is immaterial, from time to time we have been required to remove billboards for alleged noncompliance. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification, or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

     A number of state and local governments have implemented or initiated legislative billboard controls, including taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. While these controls have not had a material impact on our business and financial results to date, we expect states and local governments to continue these efforts. The increased imposition of these controls and our inability to pass on the cost of these items to our clients could negatively affect our operating income.
     International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations limit the subject matter and language of out-of-home displays. For instance, the United States and most European Union countries, among other nations, have banned outdoor advertisements for tobacco products. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance. As a result, we may experience a significant impact on our operations, revenue, International client base and overall financial condition.
Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products
     Out-of-court settlements between the major United States tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other United States territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the future, including alcohol products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
Doing business in foreign countries creates certain risks not found in doing business in the United States
     Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which we are not insured include:
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
     In addition, because we own assets in foreign countries and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.
Future acquisitions could pose risks
     We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material. Our acquisition strategy involves numerous risks, including:
•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	to successfully manage our large portfolio of broadcasting, outdoor advertising and other properties, we may need to:
•	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and we cannot be certain that any of our recruiting efforts will succeed, and

•	expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;
•	entry into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies or stations.
     Additional acquisitions by us of radio and television stations and outdoor advertising properties may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the United States Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”) or foreign antitrust agencies will not seek to bar us from acquiring additional radio or television stations or outdoor advertising properties in any market where we already have a significant position. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.
Capital requirements necessary to implement strategic initiatives could pose risks
     The purchase price of possible acquisitions and/or other strategic initiatives could require additional indebtedness or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.
New technologies may affect our broadcasting operations
     Our broadcasting businesses face increasing competition from new broadcast technologies, such as broadband wireless and satellite radio, and new consumer products, such as portable digital audio players. These new technologies and alternative media platforms compete with our radio stations for audience share and advertising revenues. The FCC has also approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. We have converted approximately 498 of our radio stations to digital broadcasting as of December 31, 2008. We are unable to predict the effect such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks
     The occurrence of extraordinary events, such as terrorist attacks, intentional or unintentional mass casualty incidents, or similar events may substantially decrease the use of and demand for advertising, which may decrease our revenues or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. As a result of the expanded news coverage following the attacks and subsequent military actions, we experienced a loss in advertising revenues and increased incremental operating expenses. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks, or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising.
Risks Relating to Ownership of Our Class A Common Stock
The market price and trading volume of our Class A common stock may be volatile
     The market price of our Class A common stock could fluctuate significantly for many reasons, including, without limitation:
•	as a result of the risk factors listed in this annual report on Form 10-K;

•	actual or anticipated fluctuations in our operating results;

•	reasons unrelated to operating performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance;

•	regulatory changes that could impact our business; and

•	general economic and industry conditions.
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
We have a large amount of indebtedness
     We currently use a portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses due to various factors including a decline in general economic conditions. We may incur additional indebtedness to finance capital expenditures, acquisitions or to refinance indebtedness, as well as for other purposes. On February 6, 2009, we borrowed the approximately $1.6 billion of remaining availability under our $2.0 billion revolving credit facility. We made the borrowing to improve our liquidity position in light of continuing uncertainty in credit market and economic conditions. Our debt obligations could increase substantially because of acquisitions and other transactions that may be approved by our Board as well as the indebtedness of companies that we may acquire in the future.
     Such a large amount of indebtedness could have negative consequences for us, including, without limitation:
•	dedicating a substantial portion of our cash flow to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•	limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing economic, business and competitive conditions;

•	requiring us to defer planned capital expenditures, reduce discretionary spending, selling assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;

•	limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing in any downturn in our operating performance or decline in general economic conditions;

•	making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	making us more susceptible to changes in credit ratings which could impact our ability to obtain financing in the future and increase the cost of such financing.
     If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. The terms of our credit facilities allow us, under certain conditions, to incur further indebtedness, which heightens the foregoing risks. If we are unable to generate sufficient cash flow from operations in the future, which together with cash on hand and availability under our senior secured credit facilities, is not sufficient to service our debt, we may have to refinance all or a portion of our indebtedness or to obtain additional financing. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained.
The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business
     Our financing agreements contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, incur or guarantee additional indebtedness, incur or permit liens, merge or consolidate with or into, another company, sell assets, pay dividends and other payments in respect to our capital stock, including to redeem or repurchase our capital stock, make certain acquisitions and investments and enter into transactions with affiliates.
     The failure to comply with the covenants in the agreements governing the terms of our or our subsidiaries’ indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.
Our failure to comply with the covenants in our financing agreements could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions

     In addition to covenants imposing restrictions on our business and operations, our senior secured credit facilities include covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. In addition, a default or acceleration under any of our financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions.
There is no assurance that holders of our Class A common stock will ever receive cash dividends
     There is no guarantee that we will ever pay cash dividends on our Class A common stock. The terms of our credit facilities restrict our ability to pay cash dividends on our Class A common stock. In addition to those restrictions, under Delaware law, we are permitted to pay cash dividends on our capital stock only out of our surplus, which in general terms means the excess of our net assets over the original aggregate par value of its stock. In the event we have no surplus, we are permitted to pay these cash dividends out of our net profits for the year in which the dividend is declared or in the immediately preceding year. Accordingly, there is no guarantee that, if we wish to pay cash dividends, we would be able to do so pursuant to Delaware law. Also, even if we are not prohibited from paying cash dividends by the terms of our debt or by law, other factors such as the need to reinvest cash back into our operations may prompt our board of directors to elect not to pay cash dividends.
We may terminate our Exchange Act reporting, if permitted by applicable law
     We voluntarily file periodic reports (including annual and quarterly reports) and we may cease filing periodic reports (if permitted by applicable law). If we were to cease to be a reporting company under the Exchange Act, and to the extent not required in connection with any other of our debt or equity securities registered or required to be registered under the Exchange Act, the information now available to our stockholders in the annual, quarterly and other reports required to be filed by us with the SEC would not be available to them as a matter of right.
Entities advised by or affiliated with Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC control us and may have conflicts of interest with us in the future
     Entities advised by or affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Bain Capital Partners, LLC (“Bain”) currently indirectly control us through their ownership of all of our outstanding shares of Class B common stock, which represent approximately 72% of the voting power of all of our outstanding capital stock. As a result, THL and Bain have the power to elect all but two of our directors (and, in addition, the Company has agreed that each of Mark P. Mays and Randall T. Mays shall serve as directors of the Company pursuant to the terms of their respective amended and restated employment agreements), appoint new management and approve any action requiring the approval of the holders of our capital stock, including adopting any amendments to our third amended and restated certificate of incorporation, and approving mergers or sales of substantially all of our capital stock or its assets. The directors elected by THL and Bain will have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.
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
Caution Concerning Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the planned sale of radio assets; our ability to negotiate contracts having more favorable terms; and the availability of capital resources are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
     A wide range of factors could materially affect future developments and performance, including:
•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	risks associated with the current global economic crisis and its impact on capital markets and liquidity;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	the impact of planned divestitures;

•	the impact of the global economic slowdown, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	our cost savings initiatives may not be entirely successful;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets and borrowed indebtedness; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B. Unresolved Staff Comments
Not Applicable
ITEM 2. Properties
Corporate
     Our corporate headquarters is in San Antonio, Texas, where we own an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center.

Radio Broadcasting
     Our radio executive operations are located in our corporate headquarters in San Antonio, Texas. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. We either own or lease our transmitter and antenna sites. These leases generally have expiration dates that range from five to 15 years. A radio station’s studios are generally housed with its offices in downtown or business districts. A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.
Americas and International Outdoor Advertising
     The headquarters of our Americas Outdoor Advertising operations is in Phoenix, Arizona, and the headquarters of our International Outdoor Advertising operations is in London, England. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial or warehouse district.
     In both our Americas and International Outdoor Advertising segments, we own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our remaining outdoor display sites are leased. Our leases generally range from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
Consolidated
     The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned facilities. These leases generally have expiration dates that range from one to 40 years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We own substantially all of the equipment used in our radio broadcasting and outdoor advertising businesses.
     As noted above, as of December 31, 2008, we owned 894 radio stations and owned or leased approximately 908,000 outdoor advertising display faces in various markets throughout the world. Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
ITEM 3. Legal Proceedings
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
     On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to us. The subpoena requires us to produce certain information regarding commercial advertising run by us on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. On October 5, 2006, we received a subpoena from the Assistant United States Attorney for the Southern District of New York requiring us to produce certain information regarding substantially the same matters as covered in the subpoena from the Eastern District of Missouri. We are cooperating with such requirements. While we are unable to estimate the impact of any potential liabilities associated with these proceedings, the outcome of these proceedings is not expected to be material to the Company.
     We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the District Court for the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the District Court issued its decision certifying the class for each regional market. On November 4, 2007, defendants filed a petition for permission to appeal the class certification ruling with the Ninth

Circuit Court of Appeals. On November 5, 2007 the District Court issued a stay on all proceedings pending the Ninth Circuit’s decision on our Petition to Appeal. On February 19, 2008, the Ninth Circuit denied our Petition to Appeal, and we filed a Motion for Reconsideration of the District Court’s ruling on class certification. The plaintiffs have filed a reply to our motion and we have replied to their filing. The District Court’s decision on our Motion for Reconsideration is still pending. On February 18, 2009, the District Court requested that the parties submit briefs concerning issuing an additional stay of the proceedings. These briefs are due March 2, 2009. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.
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
     Three other lawsuits were filed, two of which are still pending, in connection with the merger, Rauch v. Clear Channel Communications, Inc., et al., Case No. 2006-CI17436 (filed November 14, 2006), Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al., (filed January 30, 2007 in the United States District Court for the Western District of Texas) and Alaska Laborers Employees Retirement Fund v. Clear Channel Communications, Inc., et. al., Case No. SA-07-CA-0042 (filed January 11, 2007). These lawsuits raise substantially similar allegations to those found in the pleadings of the consolidated class actions. The Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al. lawsuit has been dismissed by consent of the parties and we paid nothing in connection with the dismissal.
     On July 24, 2008, approximately 20 months after the filing of the first merger-related lawsuit, Clear Channel’s shareholders approved the merger. We believe that the approval of the merger by the shareholders renders the claims in all the merger-related litigation moot. On November 5, 2008, counsel for plaintiffs in the various state court actions filed a petition in state court seeking the right to recover attorneys’ fees and expenses associated with their respective lawsuits. Clear Channel opposes the petition. The matter has not been resolved. Consequently, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. At this time, we are unable to estimate the impact of any potential liabilities associated with the claims for fees and expenses.
     We continue to believe that the allegations contained in each of the pleadings in the above-referenced actions are without merit and we intend to contest the actions vigorously. We cannot assure you that we will successfully defend the allegations included in the complaints or that pending motions to dismiss the lawsuits will be granted. If we are unable to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation we may be required to pay substantial monetary damages for which we may not be adequately insured, which could have an adverse effect on our business, financial position and results of operations. Regardless of the outcome of the lawsuits, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. While we are unable to estimate the impact of any potential liabilities associated with these complaints, the amount of damages claimed in these pleadings is not expected to be material to the Company.
ITEM 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2008.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Class A common shares are quoted for trading on the OTC Bulletin Board under the symbol “CCMO”. There were 108 shareholders of record as of February 26, 2009. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following quotations obtained from the OTC Bulletin Board reflect the high and low bid prices for our Class A common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock Market Price
	High	Low
2008
Third Quarter	$18.95	$7.75
Fourth Quarter	13.25	1.15
     There is no established public trading market for our Class B and Class C common stock. There were 555,556 Class B common shares and 58,967,502 Class C common shares outstanding on February 26, 2009. All of our outstanding shares of Class B common stock are held by Clear Channel Capital IV, LLC and all of our outstanding shares of Class C common stock are held by Clear Channel Capital V, L.P.
Dividend Policy
     The Company currently does not intend to pay regular quarterly cash dividends on the shares of its common stock. The Company has not declared any dividend on its common stock since its incorporation. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects the Company’s ability to pay dividends.
Equity Compensation Plan
     Please refer to Item 12 of this Annual Report.

ITEM 6. Selected Financial Data
     The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
     The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

	For the Years ended December 31,
	2008(1)	2007(2)	2006(3)	2005	2004
(In thousands)	Combined	Pre-merger	Pre-merger	Pre-merger	Pre-merger
Results of Operations Information:
Revenue	$6,688,683	$6,921,202	$6,567,790	$6,126,553	$6,132,880
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,904,444	2,733,004	2,532,444	2,351,614	2,216,789
Selling, general and administrative expenses (excludes depreciation and amortization)	1,829,246	1,761,939	1,708,957	1,651,195	1,644,251
Depreciation and amortization	696,830	566,627	600,294	593,477	591,670
Corporate expenses (excludes depreciation and amortization)	227,945	181,504	196,319	167,088	163,263
Merger expenses	155,769	6,762	7,633	—	—
Impairment charge (4)	5,268,858	—	—	—	—
Other operating income — net	28,032	14,113	71,571	49,656	43,040

Operating income (loss)	(4,366,377)	1,685,479	1,593,714	1,412,835	1,559,947
Interest expense	928,978	451,870	484,063	443,442	367,511
Gain (loss) on marketable securities	(82,290)	6,742	2,306	(702)	46,271
Equity in earnings of nonconsolidated affiliates	100,019	35,176	37,845	38,338	22,285
Other income (expense) — net	126,393	5,326	(8,593)	11,016	(30,554)

Income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of a change in accounting principle	(5,151,233)	1,280,853	1,141,209	1,018,045	1,230,438
Income tax benefit (expense)	524,040	(441,148)	(470,443)	(403,047)	(471,504)
Minority interest expense, net of tax	16,671	47,031	31,927	17,847	7,602

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(4,643,864)	792,674	638,839	597,151	751,332
Income from discontinued operations, net (5)	638,391	145,833	52,678	338,511	94,467

Income (loss) before cumulative effect of a change in accounting principle	(4,005,473)	938,507	691,517	935,662	845,799
Cumulative effect of a change in accounting principle, net of tax of, $2,959,003 in 2004 (6)	—	—	—	—	(4,883,968)

Net income (loss)	$(4,005,473)	$938,507	$691,517	$935,662	$(4,038,169)

	Post-merger	Pre-merger
	For the five	For the seven
	Months ended	Months ended	For the Pre-merger Years ended December 31,
	December 31, 2008	July 30, 2008	2007(2)	2006(3)	2005	2004
Net income (loss) per common share:
Basic:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(62.04)	$.80	$1.60	$1.27	$1.09	$1.26
Discontinued operations	(.02)	1.29	.30	.11	.62	.16

Income (loss) before cumulative effect of a change in accounting principle	(62.06)	2.09	1.90	1.38	1.71	1.42
Cumulative effect of a change in accounting principle	—	—	—	—	—	(8.19)

Net income (loss)	$(62.06)	$2.09	$1.90	$1.38	$1.71	$(6.77)

Diluted:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(62.04)	$.80	$1.60	$1.27	$1.09	$1.26
Discontinued operations	(.02)	1.29	.29	.11	.62	.15

Income (loss) before cumulative effect of a change in accounting principle	(62.06)	2.09	1.89	1.38	1.71	1.41
Cumulative effect of a change in accounting principle	—	—	—	—	—	(8.16)

Net income (loss)	$(62.06)	$2.09	$1.89	$1.38	$1.71	$(6.75)

Dividends declared per share	$—	$—	$.75	$.75	$.69	$.45

	As of December 31,
	2008	2007(2)	2006(3)	2005	2004
(In thousands)	Post-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger
Balance Sheet Data:
Current assets	$2,066,554	$2,294,583	$2,205,730	$2,398,294	$2,269,922
Property, plant and equipment — net, including discontinued operations (7)	3,548,159	3,215,088	3,236,210	3,255,649	3,328,165
Total assets	21,125,463	18,805,528	18,886,455	18,718,571	19,959,618
Current liabilities	1,845,946	2,813,277	1,663,846	2,107,313	2,184,552
Long-term debt, net of current maturities	18,940,697	5,214,988	7,326,700	6,155,363	6,941,996
Shareholders’ equity (deficit)	(3,380,147)	8,797,491	8,042,341	8,826,462	9,488,078

(1)	The statement of operations for the year ended December 31, 2008 is comprised of two periods: post-merger and pre-merger. We applied preliminary purchase accounting adjustments to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008. Please refer to the consolidated financial statements located in Item 8 of this Form 10-K for details on the post-merger and pre-merger periods.

(2)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. In accordance with the provisions of FIN 48, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption. The adoption of FIN 48 resulted in a decrease of $0.2 million to the January 1, 2007 balance of “Retained deficit”, an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $123.0 million in “Deferred income taxes”.

(3)	Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment. In accordance with the provisions of Statement 123(R), the Company elected to adopt the standard using the modified prospective method.

(4)	We recorded a non-cash impairment charge of $5.3 billion in 2008 as a result of the global economic slowdown which adversely affected advertising revenues across our businesses in recent months, as discussed more fully in Item 7.

(5)	Includes the results of operations of our live entertainment and sports representation businesses, which we spun-off on December 21, 2005, our television business which we sold on March 14, 2008 and certain of our non-core radio stations.

(6)	We recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion, in 2004 as a cumulative effect of a change in accounting principle during the fourth quarter of 2004 as a result of the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.

(7)	Excludes the property, plant and equipment — net of our live entertainment and sports representation businesses, which we spun-off on December 21, 2005.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consummation of Merger
     We were formed in May 2007 by private equity funds sponsored by Bain and THL for the purpose of acquiring the business of Clear Channel Communications, Inc., or Clear Channel. The acquisition was completed pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008. As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain of our principals that were rolled over and exchanged for shares of our Class A common stock, were either exchanged for (i) $36.00 in cash consideration, without interest, or (ii) one share of our Class A common stock.
     We accounted for our acquisition of Clear Channel as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. We have preliminarily allocated a portion of the consideration paid to the assets and liabilities acquired at their initial estimated respective fair values with the remaining portion recorded at the continuing shareholders’ basis. Excess consideration after this preliminary allocation was recorded as goodwill.
     We estimated the preliminary fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. We are currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities and will complete our purchase price allocation in 2009. The final allocation of the purchase price may be different than the initial allocation.
Impairment Charge
     The global economic slowdown has adversely affected advertising revenues across our businesses in recent months. As a result, we performed an impairment test in the fourth quarter of 2008 on our indefinite-lived FCC licenses, indefinite-lived permits and goodwill.
     Our FCC licenses and permits are valued using the direct valuation approach, with the key assumptions being market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market.
     The estimated fair value of FCC licenses and permits was below their carrying values. As a result, we recognized a non-cash impairment charge of $1.7 billion on our FCC licenses and permits. The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit market, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our FCC licenses and permits.
     The goodwill impairment test requires us to measure the fair value of our reporting units and compare the estimated fair value to the carrying value, including goodwill. Each of our reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.
     The estimated fair value of our reporting units was below their carrying values, which required us to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, we recognized a non-cash impairment charge of $3.6 billion to reduce our goodwill. The macroeconomic factors discussed above had an adverse effect on our estimated cash flows and discount rates used in the discounted cash flow model.
     While we believe we had made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our FCC licenses, permits and reporting units, it is possible a material change could occur to the estimated fair value of these assets. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Restructuring Program
     On January 20, 2009 we announced that we commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, we eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The restructuring program will also include other actions, including elimination of overlapping functions and other cost savings initiatives. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
     As of December 31, 2008 we had recognized approximately $95.9 million of expenses related to our restructuring program. These expenses primarily related to severance of approximately $83.3 million and $12.6 million related to professional fees.
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
Sale of the Television Business
     On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, Clear Channel recorded a gain of $662.9 million as a component of “Income from discontinued operations, net” in our consolidated statement of operations during the quarter ended March 31, 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for all of 2007 and 2006. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Format of Presentation
     Our consolidated balance sheets, statements of operations, statements of cash flows and shareholders’ equity are presented for two periods: post-merger and pre-merger. Prior to the acquisition, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. We applied preliminary purchase accounting to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008 and the results of operations subsequent to this date reflect the impact of the new basis of accounting. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The period from July 31 through December 31, 2008 includes the post-merger period. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of ours and our business became that of Clear Channel and its subsidiaries.

•	The period from January 1 through July 30, 2008 includes the pre-merger period of Clear Channel. Prior to the consummation of our acquisition of Clear Channel, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition.

•	The 2007 and 2006 periods presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated preliminary purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
     The discussion in this MD&A is presented on a combined basis of the pre-merger and post-merger periods for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to 2007 and 2006.

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
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Impairment charge, Other operating income — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) — net, Income tax benefit (expense) and Minority interest benefit (expense) — net of tax are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Radio Broadcasting
     Our radio business has been adversely impacted and may continue to be adversely impacted by the difficult economic conditions currently present in the United States. The weakening economy in the United States has, among other things, adversely affected our clients’ need for advertising and marketing services thereby reducing demand for our advertising spots. Continuing weakening demand for these services could materially affect our business, financial condition and results of operations.
     Our revenue is derived from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. Management monitors yield per available minute in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is defined by management as revenue earned divided by commercial capacity available.
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
Americas and International Outdoor Advertising
     Our outdoor advertising business has been, and may continue to be, adversely impacted by the difficult economic conditions currently present in the United States and other countries in which we operate. The continuing weakening economy has, among other things, adversely affected our clients’ need for advertising and marketing services, resulted in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.
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

     Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
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
     Our 2008 and 2007 results of operations include the full year results of operations of Interspace Airport Advertising, or Interspace, and our results of operations for 2006 include a partial year of the results of operations of Interspace, which we acquired in July 2006.
FAS 123(R), Share-Based Payments
     As of December 31, 2008, there was $130.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over four years. In addition, as of December 31, 2008, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.
     Vesting of certain Clear Channel stock options and restricted stock awards was accelerated upon the closing of the merger. As a result, holders of stock options, other than certain executive officers and holders of certain options that could not, by their terms, be cancelled prior to their stated expiration date, received cash or, if elected, an amount of Company stock, in each case equal to the intrinsic value of the awards based on a market price of $36.00 per share while holders of restricted stock awards received, with respect to each share of restricted stock, $36.00 per share in cash, without interest or, if elected, a share of Company stock. Approximately $39.2 million of share-based compensation was recognized in the 2008 pre-merger period as a result of the accelerated vesting of stock options and restricted stock awards and is included in the table below.

     The following table details compensation costs related to share-based payments for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(In millions)	2008	2007	2006
Radio Broadcasting
Direct Operating Expenses	$17.2	$10.0	$11.1
SG&A	20.6	12.2	14.1
Americas Outdoor Advertising
Direct Operating Expenses	$6.3	$5.7	$3.4
SG&A	2.1	2.2	1.3
International Outdoor Advertising
Direct Operating Expenses	$1.7	$1.2	$0.9
SG&A	0.4	0.5	0.4
Other
Direct Operating Expenses	$0.5	$—	$0.7
SG&A	0.8	—	1.0
Corporate	$28.9	$12.2	$9.1
THE COMPARISON OF YEAR ENDED DECEMBER 31, 2008 TO YEAR ENDED DECEMBER 31, 2007 IS AS FOLLOWS:

	Post-merger	Pre-merger	Combined
	Period from July 31	Period from January 1	Year ended
	through December 31,	through July 30,	December 31,
(In thousands)	2008	2008	2008
Revenue	$2,736,941	$3,951,742	$6,688,683
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,198,345	1,706,099	2,904,444
Selling, general and administrative expenses (excludes depreciation and amortization)	806,787	1,022,459	1,829,246
Depreciation and amortization	348,041	348,789	696,830
Corporate expenses (excludes depreciation and amortization)	102,276	125,669	227,945
Merger expenses	68,085	87,684	155,769
Impairment charge	5,268,858	—	5,268,858
Other operating income — net	13,205	14,827	28,032

Operating income (loss)	(5,042,246)	675,869	(4,366,377)
Interest expense	715,768	213,210	928,978
Gain (loss) on marketable securities	(116,552)	34,262	(82,290)
Equity in earnings of nonconsolidated affiliates	5,804	94,215	100,019
Other income (expense) — net	131,505	(5,112)	126,393

Income (loss) before income taxes, minority interest and discontinued operations	(5,737,257)	586,024	(5,151,233)
Income tax benefit (expense):
Current	76,729	(27,280)	49,449
Deferred	619,894	(145,303)	474,591

Income tax benefit (expense)	696,623	(172,583)	524,040
Minority interest income (expense), net of tax	481	(17,152)	(16,671)

Income (loss) before discontinued operations	(5,040,153)	396,289	(4,643,864)
Income (loss) from discontinued operations, net	(1,845)	640,236	638,391

Net income (loss)	$(5,041,998)	$1,036,525	$(4,005,473)

	Year Ended December 31,
	2008	2007	% Change
(In thousands)	Combined	Pre-merger	2008 v. 2007
Revenue	$6,688,683	$6,921,202	(3%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,904,444	2,733,004	6%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,829,246	1,761,939	4%
Depreciation and amortization	696,830	566,627	23%
Corporate expenses (excludes depreciation and amortization)	227,945	181,504	26%
Merger expenses	155,769	6,762
Impairment charge	5,268,858	—
Other operating income — net	28,032	14,113

Operating income (loss)	(4,366,377)	1,685,479
Interest expense	928,978	451,870
Gain (loss) on marketable securities	(82,290)	6,742
Equity in earnings of nonconsolidated affiliates	100,019	35,176
Other income (expense) — net	126,393	5,326

Income (loss) before income taxes, minority interest expense and discontinued operations	(5,151,233)	1,280,853
Income tax benefit (expense):
Current	49,449	(252,910)
Deferred	474,591	(188,238)

Income tax expense	524,040	(441,148)
Minority interest expense, net of tax	16,671	47,031

Income (loss) before discontinued operations	(4,643,864)	792,674
Income from discontinued operations, net	638,391	145,833

Net income (loss)	$(4,005,473)	$938,507

Consolidated Results of Operations
Revenue
     Our consolidated revenue decreased $232.5 million during 2008 compared to 2007. Revenue growth during the first nine months of 2008 was offset by a decline of $254.0 million in the fourth quarter. Revenue declined $264.7 million during 2008 compared to 2007 from our radio business associated with decreases in both local and national advertising. Our Americas outdoor revenue also declined approximately $54.8 million attributable to decreases in poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers. The declines were partially offset by an increase from our international outdoor revenue of approximately $62.3 million, with roughly $60.4 million from movements in foreign exchange.
Direct Operating Expenses
     Our consolidated direct operating expenses increased approximately $171.4 million during 2008 compared to 2007. Our international outdoor business contributed $90.3 million to the increase primarily from an increase in site lease expenses and $39.5 million related to movements in foreign exchange. Our Americas outdoor business contributed $57.0 million to the increase primarily from new contracts. These increases were partially offset by a decline in direct operating expenses in our radio segment of approximately $3.6 million related to a decline in programming expenses.
Selling, General and Administrative Expenses (SG&A)
     Our SG&A increased approximately $67.3 million during 2008 compared to 2007. Approximately $48.3 million of this increase occurred during the fourth quarter primarily as a result of an increase in severance. Our international outdoor business contributed approximately $41.9 million to the increase primarily from movements in foreign exchange of $11.2 million and an increase in severance in 2008 associated with our restructuring plan of approximately $20.1 million. Our Americas outdoor business’ SG&A increased approximately $26.4 million largely from increased bad debt expense of $15.5 million and an increase in severance in 2008 associated with our restructuring plan of $4.5 million. SG&A expenses in our radio business decreased approximately $7.5 million primarily from reduced marketing and promotional expenses and a decline in commissions associated with the decline in revenues, partially offset by increase in severance in 2008 associated with our restructuring plan of approximately $32.6 million.
Depreciation and Amortization
     Depreciation and amortization expense increased $130.2 million in 2008 compared to 2007 primarily due to $86.0 million in additional depreciation and amortization associated with the preliminary purchase accounting adjustments to the acquired assets, $29.3 million of accelerated depreciation in our Americas and International outdoor segments from billboards that were removed and approximately $11.3 million related to impaired advertising display contracts in our international segment.
Corporate Expenses
     The increase in corporate expenses of $46.4 million in 2008 compared to 2007 primarily relates to a $16.7 million increase in non-cash compensation related to awards that vested at closing of the merger, a $6.3 million management fee to the Sponsors in connection with the management and advisory services provided following the merger, and $6.2 million related to outside professional services.
Merger Expenses
     Merger expenses for 2008 were $155.8 million and include accounting, investment banking, legal and other expenses.
Impairment Charge
     The global economic slowdown has adversely affected advertising revenues across our businesses in recent months. As discussed above, we performed an impairment test in the fourth quarter of 2008 and recognized a non-cash impairment charge to our indefinite-lived intangible assets and goodwill of $5.3 billion.
Other Operating Income — Net
     The $28.0 million income for 2008 consists of a gain of $3.3 million from the sale of sports broadcasting rights, a $7.0 million gain on the disposition of a representation contract, a $4.0 million gain on the sale of property, plant and equipment, a $1.7 million gain on the sale of international street furniture and $9.6 million from the favorable settlement of a lawsuit. The $14.1 million income in 2007 related primarily to $8.9 million gain from the sale of street furniture assets and land in our international outdoor segment as well as $3.4 million from the disposition of assets in our radio segment.
Interest Expense
     The increase in interest expense for 2008 over 2007 is the result of the increase in our average debt outstanding after the merger. Our outstanding debt was $19.5 billion and $6.6 billion at December 31, 2008 and 2007, respectively.
Gain (Loss) on Marketable Securities
     During the fourth quarter of 2008, we recorded a non-cash impairment charge to certain available-for-sale securities. The fair value of these available-for-sale securities was below their cost each month subsequent to the closing of the merger. As a result, we considered the guidance in SAB Topic 5M and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded a $116.6 million impairment charge. This loss was partially offset by a net gain of $27.0 million recorded in the second quarter of 2008 on the unwinding of our secured forward exchange contracts and the sale of our American Tower Corporation, or AMT, shares.
     The $6.7 million gain on marketable securities for 2007 primarily related to changes in fair value of the shares of AMT held by Clear Channel and the related forward exchange contracts.
Other Income (Expense) — Net
     Other income of $126.4 million in 2008 relates to an aggregate gain of $124.5 million on the fourth quarter 2008 tender of certain of Clear Channel’s outstanding notes, a $29.3 million foreign exchange gain on translating short-term intercompany notes, an $8.0 million dividend received, partially offset by a $29.8 million loss on the third quarter 2008 tender of certain of Clear Channel’s outstanding notes and a $4.7 million impairment of our investment in a radio partnership and $0.9 million of various other items.

     Other income of $5.3 million in 2007 primarily relates to a foreign exchange gain on translating short-term intercompany notes.
Equity in Earnings of Non-consolidated Affiliates
     Equity in earnings of nonconsolidated affiliates increased $64.8 million in 2008 compared to 2007 primarily from a $75.6 million gain recognized in the first quarter 2008 on the sale of Clear Channel’s 50% interest in Clear Channel Independent, a South African outdoor advertising company. We also recognized a gain of $9.2 million on the disposition of 20% of Grupo ACIR Comunicaciones. These gains were partially offset by a $9.0 million impairment charge to one of our international outdoor equity method investments and declines in equity in income from our investments in certain international radio broadcasting companies as well as the loss of equity in earnings from the disposition of Clear Channel Independent.
Income Taxes
     Current tax expense for 2008 decreased $302.4 million compared to 2007 primarily due to a decrease in “income (loss) before income taxes, minority interest and discontinued operations” of $1.2 billion which excludes the non-tax deductible impairment charge of $5.3 billion recorded in 2008. In addition, current tax benefits of approximately $74.6 million were recorded during 2008 related to the termination of Clear Channel’s cross currency swap. Also, we recognized additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008. These current tax benefits were partially offset by additional current tax expense recorded in 2008 related to currently non deductible transaction costs as a result of the merger.
     The effective tax rate for the year ended December 31, 2008 decreased to 10.2% as compared to 34.4% for the year ended December 31, 2007, primarily due to the impairment charge that resulted in a $5.3 billion decrease in “income (loss) before income taxes, minority interest and discontinued operations” and tax benefits of approximately $648.2 million. Partially offsetting this decrease to the effective rate were tax benefits recorded as a result of the release of valuation allowances on the capital loss carryforwards that were used to offset the taxable gain from the disposition of Clear Channel’s investment in AMT and Grupo ACIR Comunicaciones. Additionally, Clear Channel sold its 50% interest in Clear Channel Independent in 2008, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense. Further, in 2008 valuation allowances were recorded on certain net operating losses generated during the period that were not able to be carried back to prior years. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, the Company cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future period net operating losses. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax valuation allowances would be required on those deferred tax assets.
     For the year ended December 31, 2008, deferred tax expense decreased $662.8 million as compared to 2007 primarily due to the impairment charge recorded in 2008 related to the tax deductible intangibles. This decrease was partially offset by increases in deferred tax expense in 2008 related to recording of valuation allowances on certain net operating losses as well as the termination of the cross currency swap and the additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008 mentioned above.
Minority Interest, Net of Tax
     The decline in minority interest expense of $30.4 million in 2008 compared to 2007 relates to the decline for the same period in net income of our subsidiary, Clear Channel Outdoor Holdings, Inc.
Discontinued Operations
     Income from discontinued operations of $638.4 million recorded during 2008 primarily relates to a gain of $631.9 million, net of tax, related to the sale of our television business and radio stations.

Radio Broadcasting Results of Operations
Our radio broadcasting operating results were as follows:

	Years Ended December 31,
	2008	2007	% Change
(In thousands)	Combined	Pre-merger	2008 v. 2007
Revenue	$3,293,874	$3,558,534	(7%)
Direct operating expenses	979,324	982,966	(0%)
Selling, general and administrative expense	1,182,607	1,190,083	(1%)
Depreciation and amortization	152,822	107,466	42%

Operating income	$979,121	$1,278,019	(23%)

     Our radio broadcasting revenue declined approximately $264.7 million during 2008 compared to 2007, with approximately 43% of the decline occurring during the fourth quarter. Our local revenues were down $205.6 million in 2008 compared to 2007. National revenues declined as well. Both local and national revenues were down as a result of overall weakness in advertising. Our radio revenue experienced declines across advertising categories including automotive, retail and entertainment advertising categories. For the year ended December 31, 2008, our total minutes sold and average minute rate declined compared to 2007.
     Direct operating expenses declined approximately $3.6 million. Decreases in programming expenses of approximately $21.2 million from our radio markets were partially offset by an increase in programming expenses of approximately $16.3 million in our national syndication business. The increase in programming expenses in our national syndication business was mostly related to contract talent payments. SG&A expenses decreased approximately $7.5 million primarily from reduced marketing and promotional expenses and a decline in commission expenses associated with the revenue decline. Partially offsetting the decline in SG&A was an increase in severance in 2008 associated with our restructuring plan of approximately $32.6 million and an increase in bad debt expense of approximately $17.3 million.
     Depreciation and amortization increased approximately $45.4 million mostly as a result of additional amortization associated with the preliminary purchase accounting adjustments to the acquired intangible assets.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

	Years Ended December 31,
	2008	2007	% Change
(In thousands)	Combined	Pre-merger	2008 v. 2007
Revenue	$1,430,258	$1,485,058	(4%)
Direct operating expenses	647,526	590,563	10%
Selling, general and administrative expense	252,889	226,448	12%
Depreciation and amortization	207,633	189,853	9%

Operating income	$322,210	$478,194	(33%)

     Revenue decreased approximately $54.8 million during 2008 compared to 2007, with the entire decline occurring in the fourth quarter. Driving the decline was approximately $87.4 million attributable to poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers, partially offset by an increase of $46.2 million in airport revenues, digital display revenues and street furniture revenues. Also impacting the decline in bulletin revenue was decreased occupancy while the decline in poster revenue was affected by a decrease in both occupancy and rate. The increase in airport and street furniture revenues was primarily driven by new contracts while digital display revenue growth was primarily the result of an increase in the number of digital displays. Other miscellaneous revenues also declined approximately $13.6 million.
     Our Americas direct operating expenses increased $57.0 million primarily from higher site lease expenses of $45.2 million primarily attributable to new taxi, airport and street furniture contracts and an increase of $2.4 million in severance. Our SG&A expenses increased $26.4 million largely from increased bad debt expense of $15.5 million and an increase of $4.5 million in severance in 2008 associated with our restructuring plan.
     Depreciation and amortization increased approximately $17.8 million mostly as a result of $6.6 million related to additional depreciation and amortization associated with preliminary purchase accounting adjustments to the acquired assets and $11.3 million of accelerated depreciation from billboards that were removed.

International Outdoor Results of Operations
Our international operating results were as follows:

	Years Ended December 31,
	2008	2007	% Change
(In thousands)	Combined	Pre-merger	2008 v. 2007
Revenue	$1,859,029	$1,796,778	3%
Direct operating expenses	1,234,610	1,144,282	8%
Selling, general and administrative expense	353,481	311,546	13%
Depreciation and amortization	264,717	209,630	26%

Operating income	$6,221	$131,320	(95%)

     Revenue increased approximately $62.3 million, with roughly $60.4 million from movements in foreign exchange. The remaining revenue growth was primarily attributable to growth in China, Turkey and Romania, partially offset by revenue declines in France and the United Kingdom. China and Turkey benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which also contributed to revenue growth in 2008. The decline in France was primarily driven by the loss of a contract to advertise on railways and the decline in the United Kingdom was primarily driven by weak advertising demand.
     During the fourth quarter of 2008, revenue declined approximately $88.6 million compared to the fourth quarter of 2007, of which approximately $51.8 million was attributable to movements in foreign exchange and the remainder primarily the result of a decline in advertising demand.
     Direct operating expenses increased $90.3 million. Included in the increase is approximately $39.5 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses. SG&A expenses increased $41.9 million in 2008 over 2007 with approximately $11.2 million related to movements in foreign exchange and $20.1 million related to severance in 2008 associated with our restructuring plan.
     Depreciation and amortization expenses increased $55.1 million with $18.8 million related to additional depreciation and amortization associated with the preliminary purchase accounting adjustments to the acquired assets, approximately $18.0 million related to an increase in accelerated depreciation from billboards to be removed, approximately $11.3 million related to impaired advertising display contracts and $4.9 million related to an increase from movements in foreign exchange.
Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2008	2007
Radio Broadcasting	$979,121	$1,278,019
Americas Outdoor Advertising	322,210	478,194
International Outdoor Advertising	6,221	131,320
Other	(31,419)	(11,659)
Impairment charge	(5,268,858)	—
Other operating income — net	28,032	14,113
Merger expenses	(155,769)	(6,762)
Corporate	(245,915)	(197,746)

Consolidated operating income	$(4,366,377)	$1,685,479

THE COMPARISON OF YEAR ENDED DECEMBER 31, 2007 TO YEAR ENDED DECEMBER 31, 2006 IS AS FOLLOWS:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$6,921,202	$6,567,790	5%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,733,004	2,532,444	8%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,761,939	1,708,957	3%
Depreciation and amortization	566,627	600,294	(6%)
Corporate expenses (excludes depreciation and amortization)	181,504	196,319	(8%)
Merger expenses	6,762	7,633
Other operating income — net	14,113	71,571

Operating income	1,685,479	1,593,714	6%
Interest expense	451,870	484,063
Gain (loss) on marketable securities	6,742	2,306
Equity in earnings of nonconsolidated affiliates	35,176	37,845
Other income (expense) — net	5,326	(8,593)

Income before income taxes, minority interest expense and discontinued operations	1,280,853	1,141,209
Income tax expense:
Current	252,910	278,663
Deferred	188,238	191,780

Income tax expense	441,148	470,443
Minority interest expense, net of tax	47,031	31,927

Income before discontinued operations	792,674	638,839
Income from discontinued operations, net	145,833	52,678

Net income	$938,507	$691,517

Consolidated Results of Operations
Revenue
     Our consolidated revenue increased $353.4 million during 2007 compared to 2006. Our International revenue increased $240.4 million, including approximately $133.3 million related to movements in foreign exchange and the remainder associated with growth across inventory categories. Our Americas revenue increased $143.7 million driven by increases in bulletin, street furniture, airports and taxi display revenues as well as $32.1 million from Interspace. Our radio revenue was essentially flat. Declines in local and national advertising revenue were partially offset by an increase in our syndicated radio programming, traffic and on-line businesses. These increases were also partially offset by declines from operations classified in our “other” segment.
Direct Operating Expenses
     Our direct operating expenses increased $200.6 million in 2007 compared to 2006. International direct operating expenses increased $163.8 million principally from $88.0 million related to movements in foreign exchange. Americas direct operating expenses increased $56.2 million primarily attributable to increased site lease expenses associated with new contracts and the increase in transit revenue as well as approximately $14.9 million from Interspace. Partially offsetting these increases was a decline in our radio direct operating expenses of approximately $11.7 million primarily from a decline in programming and expenses associated with non-traditional revenue.

Selling, General and Administrative Expenses (SG&A)
     Our SG&A increased $53.0 million in 2007 compared to 2006. International SG&A expenses increased $31.9 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $19.1 million mostly attributable to sales expenses associated with the increase in revenue and $6.7 million from Interspace. Our radio SG&A expenses increased $4.3 million for the comparative periods primarily from an increase in our marketing and promotions department which was partially offset by a decline in bonus and commission expenses.
Depreciation and Amortization
     Depreciation and amortization expense decreased approximately $33.7 million primarily from a decrease in the radio segments fixed assets and a reduction in amortization from international outdoor contracts.
Corporate Expenses
     Corporate expenses decreased $14.8 million during 2007 compared to 2006 primarily related to a decline in radio bonus expenses.
Merger Expenses
     We entered into the Merger Agreement, as amended, in the fourth quarter of 2006. Expenses associated with the merger were $6.8 million and $7.6 million for the years ended December 31, 2007 and 2006, respectively, and include accounting, investment banking, legal and other expenses.
Other Operating Income — Net
     Other operating income — net of $14.1 million for the year ended December 31, 2007 related primarily to $8.9 million gain from the sale of street furniture assets and land in our international outdoor segment as well as $3.4 million from the disposition of assets in our radio segment.
     Other operating income — net of $71.6 million for the year ended December 31, 2006 mostly related to $34.6 million in our radio segment primarily from the sale of stations and programming rights and $13.2 million in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.
Interest Expense
     Interest expense declined $32.2 million for the year ended December 31, 2007 compared to the same period of 2006. The decline was primarily associated with the reduction in our average outstanding debt during 2007.
Gain (Loss) on Marketable Securities
     The $6.7 million gain on marketable securities for 2007 primarily related to changes in fair value of our American Tower Corporation, or AMT, shares and the related forward exchange contracts. The gain of $2.3 million for the year ended December 31, 2006 related to a $3.8 million gain from terminating our secured forward exchange contract associated with our investment in XM Satellite Radio Holdings, Inc. partially offset by a loss of $1.5 million from the change in fair value of AMT securities that are classified as trading and the related secured forward exchange contracts associated with those securities.
Other Income (Expense) — Net
     Other income of $5.3 million recorded in 2007 primarily relates to foreign exchange gains while other expense of $8.6 million recorded in 2006 primarily relates to foreign exchange losses.
Income Taxes
     Current tax expense decreased $25.8 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to current tax benefits of approximately $45.7 million recorded in 2007 related to the settlement of several tax positions with the Internal Revenue Service for the 1999 through 2004 tax years. In addition, we recorded current tax benefits of approximately $14.6 million in 2007 related to the utilization of capital loss carryforwards. The 2007 current tax benefits were partially offset by additional current tax expense due to an increase in Income before income taxes of $139.6 million.
     Deferred tax expense decreased $3.5 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to additional deferred tax benefits of approximately $8.3 million recorded in 2007 related to accrued interest and state tax expense on uncertain tax positions. In addition, we recorded deferred tax expense of approximately $16.7 million in 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. The changes noted above were partially offset by additional deferred tax expense recorded in 2007 as a result of tax depreciation expense related to capital expenditures in certain foreign jurisdictions.
Minority Interest, Net of Tax
     Minority interest expense increased $15.1 million in 2007 compared to 2006 primarily from an increase in net income attributable to our subsidiary Clear Channel Outdoor Holdings, Inc.
Discontinued Operations
     We closed on the sale of 160 stations in 2007 and 5 stations in 2006. The gain on sale of assets recorded in discontinued operations for these sales was $144.6 million and $0.3 million in 2007 and 2006, respectively. The remaining $1.2 million and $52.4 million are associated with the net income from radio stations and our television business that are recorded as income from discontinued operations for 2007 and 2006, respectively.
Radio Broadcasting Results of Operations
     Our radio broadcasting operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$3,558,534	$3,567,413	0%
Direct operating expenses	982,966	994,686	(1%)
Selling, general and administrative expense	1,190,083	1,185,770	0%
Depreciation and amortization	107,466	125,631	(14%)

Operating income	$1,278,019	$1,261,326	1%

     Our radio revenue was essentially flat. Declines in local and national revenues were partially offset by increases in network, traffic, syndicated radio and on-line revenues. Local and national revenues were down partially as a result of overall weakness in advertising as well as declines in automotive, retail and political advertising categories. During 2007, our average minute rate declined compared to 2006.
     Our radio broadcasting direct operating expenses declined approximately $11.7 million in 2007 compared to 2006. The decline was primarily from a $14.8 million decline in programming expenses partially related to salaries, a $16.5 million decline in non-traditional expenses primarily related to fewer concert events sponsored by us in the current year and $5.1 million in other direct operating expenses. Partially offsetting these declines were increases of $5.7 million in traffic expenses and $19.1 million in internet expenses associated with the increased revenues in these businesses. SG&A expenses increased $4.3 million during 2007 as compared to 2006 primarily from an increase of $16.2 million in our marketing and promotions department partially offset by a decline of $9.5 million in bonus and commission expenses.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$1,485,058	$1,341,356	11%
Direct operating expenses	590,563	534,365	11%
Selling, general and administrative expenses	226,448	207,326	9%
Depreciation and amortization	189,853	178,970	6%

Operating income	$478,194	$420,695	14%

     Americas revenue increased $143.7 million, or 11%, during 2007 as compared to 2006 with Interspace contributing approximately $32.1 million to the increase. The growth occurred across our inventory, including bulletins, street furniture, airports and taxi displays. The revenue growth was primarily driven by bulletin revenue attributable to increased rates and airport revenue which had both increased rates and occupancy. Leading advertising categories during the year were telecommunications, retail, automotive, financial services and amusements. Revenue growth occurred across our markets, led by Los Angeles, New York, Washington/Baltimore, Atlanta, Boston, Seattle and

Minneapolis.
     Our Americas direct operating expenses increased $56.2 million primarily from an increase of $46.6 million in site lease expenses associated with new contracts and the increase in airport, street furniture and taxi revenues. Interspace contributed $14.9 million to the increase. Our SG&A expenses increased $19.1 million primarily from bonus and commission expenses associated with the increase in revenue and from Interspace, which contributed approximately $6.7 million to the increase.
     Depreciation and amortization increased $10.9 million during 2007 compared to 2006 primarily associated with $5.9 million from Interspace.
International Outdoor Results of Operations
Our international operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$1,796,778	$1,556,365	15%
Direct operating expenses	1,144,282	980,477	17%
Selling, general and administrative expenses	311,546	279,668	11%
Depreciation and amortization	209,630	228,760	(8%)

Operating income	$131,320	$67,460	95%

     International revenue increased $240.4 million, or 15%, in 2007 as compared to 2006. Included in the increase was approximately $133.3 million related to movements in foreign exchange. Revenue growth occurred across inventory categories including billboards, street furniture and transit, driven by both increased rates and occupancy. Growth was led by increased revenues in France, Italy, Australia, Spain and China.
     Our international direct operating expenses increased approximately $163.8 million in 2007 compared to 2006. Included in the increase was approximately $88.0 million related to movements in foreign exchange. The remaining increase in direct operating expenses was primarily attributable to an increase in site lease expenses associated with the increase in revenue. SG&A expenses increased $31.9 million in 2007 over 2006 from approximately $23.4 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue. Additionally, we recorded a $9.8 million reduction to SG&A in 2006 as a result of the favorable settlement of a legal proceeding.
     Depreciation and amortization declined $19.1 million during 2007 compared to 2006 primarily from contracts which were recorded at fair value in purchase accounting in prior years and became fully amortized at December 31, 2006.
Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2007	2006
Radio Broadcasting	$1,278,019	$1,261,326
Americas Outdoor Advertising	478,194	420,695
International Outdoor Advertising	131,320	67,460
Other	(11,659)	(4,225)
Other operating income — net	14,113	71,571
Merger expenses	(6,762)	(7,633)
Corporate	(197,746)	(215,480)

Consolidated operating income	$1,685,479	$1,593,714

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

		Period from July 31	Period from January
		through December 31,	1 to July 30,	Years ended December 31,
	2008	2008	2008	2007	2006
(In thousands)	Combined	Post-merger	Pre-merger	Pre-merger	Pre-merger
Cash provided by (used in):
Operating activities	$1,281,284	$246,026	$1,035,258	$1,576,428	$1,748,057
Investing activities	$(18,127,954)	$(17,711,703)	$(416,251)	$(482,677)	$(607,011)
Financing activities	$15,907,798	$17,554,739	$(1,646,941)	$(1,431,014)	$(1,178,610)
Discontinued operations	$1,033,570	$2,429	$1,031,141	$366,411	$69,227
Operating Activities
     2008
     Net cash flow from operating activities for 2008 primarily reflects a loss before discontinued operations of $4.6 billion plus a non-cash impairment charge of $5.3 billion, depreciation and amortization of $696.8 million, the amortization of deferred financing charges of approximately $106.4 million, and share-based compensation of $78.6 million, partially offset by a deferred tax benefit of $474.6 million.
     2007
     Net cash flow from operating activities during 2007 primarily reflected income before discontinued operations of $792.7 million plus depreciation and amortization of $566.6 million and deferred taxes of $188.2 million.
     2006
     Net cash flow from operating activities of $1.7 billion for the year ended December 31, 2006 principally reflects net income from continuing operations of $638.8 million and depreciation and amortization of $600.3 million. Net cash flows from operating activities also reflects an increase of $190.2 million in accounts receivable as a result of the increase in revenue and a $390.4 million federal income tax refund related to restructuring our international businesses consistent with our strategic realignment and the utilization of a portion of the capital loss generated on the spin-off of Live Nation, Inc.
Investing Activities
     2008
     Net cash used in investing activities during 2008 principally reflects cash used in the acquisition of Clear Channel of $17.5 billion and the purchase of property, plant and equipment of $430.5 million.
     2007
     Net cash used in investing activities of $482.7 million for the year ended December 31, 2007 principally reflects the purchase of property, plant and equipment of $363.3 million.
     2006
     Net cash used in investing activities of $607.0 million for the year ended December 31, 2006 principally reflects capital expenditures of $336.7 million related to purchases of property, plant and equipment and $341.2 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale of other assets of $99.7 million.
Financing Activities
     2008
     Net cash used in financing activities for 2008 principally reflected $15.4 billion in debt proceeds used to finance the acquisition of Clear Channel, an equity contribution of $2.1 billion used to finance the acquisition of Clear Channel, $1.9 billion primarily for the redemptions of certain of our subsidiaries’ notes and $93.4 million in dividends paid.

     2007
     Net cash used in financing activities for the year ended December 31, 2007 principally reflects $372.4 million in dividend payments, decrease in debt of $1.1 billion, partially offset by the proceeds from the exercise of stock options of $80.0 million.
     2006
     Net cash used in financing activities for the year ended December 31, 2006 principally reflects $1.4 billion for shares repurchased, $382.8 million in dividend payments, partially offset by the net increase in debt of $601.3 million and proceeds from the exercise of stock options of $57.4 million.
Discontinued Operations
     During 2008, we completed the sale of our television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $110.5 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during 2008.
     The proceeds from the sale of five stations in 2006 and 160 stations in 2007 are classified as cash flows from discontinued operations in 2006 and 2007 respectively. Additionally, the cash flows from these stations are classified as discontinued operations for all periods presented.
Anticipated Cash Requirements
     Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity, particularly during the second half of 2008. The continuation of the global economic slowdown may continue to adversely impact our revenue, profit margins, cash flow and liquidity.
     In January 2009, in response to the deterioration in general economic conditions and the resulting negative impact on our business, we commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, we eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all.
     Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under our senior secured credit facilities) will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.
     Continuing adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. While there is no assurance in the current economic environment, we believe the lenders participating in our credit agreements will be willing and able to provide financing in accordance with the terms of their agreements. In this regard, on February 6, 2009 we borrowed the approximately $1.6 billion of remaining availability under our $2.0 billion revolving credit facility to improve our liquidity position in light of continuing uncertainty in credit market and economic conditions. We expect to refinance our $500.0 million 4.25% notes due May 15, 2009 with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose. The remaining $69.5 million of indebtedness maturing in 2009 will either be refinanced or repaid with cash flow from operations or on hand.
     We expect to be in compliance with the covenants under our senior secured credit facilities in 2009. However, our anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. In addition, our ability to comply with the covenants in our financing agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. In addition, a default or acceleration under any of our financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions.
     Our corporate credit and issue-level ratings were downgraded on February 20, 2009 by Standard & Poor’s Ratings Services. Our corporate credit rating was lowered to “B-”. These ratings remain on credit watch with negative implications. Additionally, Moody’s Investors Service has placed our credit ratings on review for possible downgrade from “B2.” These ratings are significantly below investment grade. These ratings and any additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us. In addition, deteriorating economic conditions, including market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to obtain financing in the future. A credit rating downgrade does not constitute a default under any of our debt obligations.
     Our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.
Sources of Capital
     As of December 31, 2008 and 2007, we had the following indebtedness outstanding:

	Post-merger	Pre-merger
	December 31,	December 31,
(In millions)	2008	2007
Term Loan A	$1,331.5	—
Term Loan B	10,700.0	—
Term Loan C	695.9	—
Delayed Draw Facility	532.5	—
Receivables Based Facility	445.6	—
Revolving Credit Facility (a)	220.0	—
Secured Subsidiary Debt	6.6	8.3

Total Secured Debt	13,932.1	8.3
Senior Cash Pay Notes	980.0	—
Senior Toggle Notes	1,330.0	—
Clear Channel $1.75 billion credit facility	—	174.6
Clear Channel Senior Notes (b)	3,192.3	5,646.4
Clear Channel Subsidiary Debt (c)	69.3	745.9

Total Debt	19,503.7	6,575.2
Less: Cash and cash equivalents	239.8	145.1

	$19,263.9	$6,430.1

(a)	Subsequent to December 31, 2008, we borrowed the approximately $1.6 billion of remaining availability under this facility.

(b)	Includes $1.1 billion at December 31, 2008 in unamortized fair value purchase accounting discounts related to our merger with Clear Channel. Includes $11.4 million increase related to fair value adjustments for interest rate swap agreements and $15.0 million decrease related to original issue discounts at December 31, 2007.

(c)	Includes $3.2 million at December 31, 2007 in unamortized fair value purchase accounting adjustment premiums related to Clear Channel’s merger with AMFM.
     We may utilize available funds for general working capital purposes including funding capital expenditures and acquisitions. We may also from time to time seek to retire or purchase our outstanding debt or equity securities or obligations through cash purchases, prepayments and/or exchanges for debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. Such uses, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Indebtedness Incurred in Connection with the Merger
     The following is a summary of the terms of our indebtedness incurred in connection with the merger:
•	a $1.33 billion term loan A facility, with a maturity in July 2014;

•	a $10.7 billion term loan B facility with a maturity in January 2016;

•	a $695.9 million term loan C — asset sale facility, with a maturity in January 2016;

•	a $750.0 million delayed draw term loan facility with a maturity in January 2016 which may be drawn to purchase or redeem Clear Channel’s outstanding 7.65% senior notes due 2010, of which $532.5 million was drawn as of December 31, 2008;

•	a $500.0 million delayed draw term loan facility with a maturity in January 2016 may be drawn to purchase or redeem Clear Channel’s outstanding 4.25% senior notes due 2009, of which none was drawn as of December 31, 2008;

•	a $2.0 billion revolving credit facility with a maturity in July 2014, including a letter of credit sub-facility and a swingline loan sub-facility. As of February 27, 2009, the outstanding balance on this facility was $1.8 billion and, taking into account letters of credit of $171.9 million, $18.1 million was available to be drawn;

•	a $783.5 million receivables based credit facility with a maturity in July 2014 providing revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the merger closing date plus $250 million, subject to a borrowing base, of which $445.6 million was drawn as of December 31, 2008, which was the maximum available under the borrowing base. As of February 27, 2009, the outstanding balance on this facility had declined to $365.5 million which was the maximum available under the borrowing base; and

•	$980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.33 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
     Each of the proceeding obligations are between Clear Channel, our wholly owned subsidiary, and each lender from time to time party to the credit agreements or senior cash pay and senior toggle notes. The following references to “our”, us” or “we” in the discussion of the credit agreements, senior cash pay notes and senior toggle notes are in respect to Clear Channel’s obligations under the credit agreements, senior cash pay and senior toggle notes.
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
     We are required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum. We are required to pay each delayed draw term facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term facilities, which initially is 1.825% per annum until the delayed draw term facilities are fully drawn or commitments thereunder terminated.

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
     The senior secured credit facilities require us to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio. This financial covenant becomes effective on March 31, 2009 (maximum of 9.5:1) and will become more restrictive over time beginning in the second quarter of 2013. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 6.4:1 at December 31, 2008. Our consolidated EBITDA is calculated as the trailing twelve months operating income before depreciation, amortization, impairment charge, non-cash compensation, other operating income — net and merger expenses of $1.8 billion adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $100.0 million; (ii) an increase of $43.1 million for cash received from nonconsolidated affiliates; (iii) an increase of $17.0 million for non-cash items; (iv) an increase of $95.9 million related to expenses incurred associated with our restructuring program; and (v) an increase of $82.4 million of various other items.
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
     The senior toggle notes mature on August 1, 2016 and may require a special redemption on August 1, 2015. We may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.
     On January 15, 2009, we made a permitted election under the indenture governing the senior toggle notes to pay interest under the senior toggle notes for the semi-annual interest period commencing February 1, 2009 entirely in kind (“PIK Interest”). For subsequent interest periods, no later than 10 business days prior to the beginning of such interest period, we must make an election regarding whether the applicable interest payment on the senior toggle notes will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK Interest. In the absence of such an election for any interest period, interest on the senior toggle notes will be payable according to the election for the immediately preceding interest period. As a result, the PIK Interest election is now the default election for future interest periods unless and until we elect otherwise.
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
Clear Channel Credit Facility
     Clear Channel had a multi-currency revolving credit facility in the amount of $1.75 billion. This facility was terminated in connection with the closing of the merger.

Dispositions and Other
     Clear Channel received proceeds of $110.5 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $28.8 million as a component of “income from discontinued operations, net” during 2008. Clear Channel received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $662.9 million as a component of “income from discontinued operations, net” during 2008.
     In addition, Clear Channel sold its 50% interest in Clear Channel Independent and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received in the pre-merger period.
     Clear Channel sold a portion of its investment in Grupo ACIR Comunicaciones for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in equity in earnings of nonconsolidated affiliates. Effective January 20, 2009 we sold 57% of our remaining 20% interest in Grupo ACIR Comunicaciones for approximately $23.5 million and recorded a loss of approximately $2.2 million.
Uses of Capital
Dividends
     Clear Channel declared a $93.4 million dividend on December 3, 2007 payable to shareholders of record on December 31, 2007 and paid on January 15, 2008.
     We currently do not intend to pay regular quarterly cash dividends on the shares of our common stock. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay dividends.
Tender Offers
     On August 7, 2008, Clear Channel announced that it commenced a cash tender offer and consent solicitation for the outstanding $750.0 million principal amount of 7.65% senior notes due 2010. The tender offer and consent payment expired on September 9, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $363.9 million.
     On November 24, 2008, Clear Channel announced that it commenced another cash tender offer to purchase its outstanding 7.65% Senior Notes due 2010. The tender offer and consent payment expired on December 23, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $252.4 million.
     Clear Channel also announced on November 24, 2008 that its indirect wholly-owned subsidiary, CC Finco, LLC, commenced cash tender offers for Clear Channel’s outstanding 6.25% Senior Notes due 2011 (“6.25 Notes”), Clear Channel’s outstanding 4.40% Senior Notes due 2011 (“4.40% Notes”), Clear Channel’s outstanding 5.00% Senior Notes due 2012 (“5.00% Notes”) and Clear Channel’s outstanding 5.75% Senior Notes due 2013 (“5.75% Notes”). The tender offers and consent payments expired on December 23, 2008. The aggregate principal amounts of the 6.25% Notes, 4.40% Notes, 5.00% Notes and 5.75% Notes validly tendered and accepted for payment pursuant to the tender offers was $27.1 million, $26.7 million, $24.2 million and $24.3 million, respectively, and CC Finco, LLC purchased and currently holds such tendered notes.
Debt Maturities and Other
     On January 15, 2008, Clear Channel redeemed its 4.625% senior notes at their maturity for $500.0 million plus accrued interest with proceeds from its bank credit facility.
     On June 15, 2008, Clear Channel redeemed its 6.625% senior notes at their maturity for $125.0 million with available cash on hand.
     Clear Channel terminated its cross currency swaps on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand.
     Clear Channel repurchased $639.2 million aggregate principal amount of the AMFM Operating Inc. 8% senior notes pursuant to a tender offer and consent solicitation in connection with the merger. The remaining 8% senior notes were redeemed at maturity on November 1, 2008.

Capital Expenditures
     Capital expenditures, on a combined basis for the year ended December 31, 2008 was $430.5 million. Capital expenditures were $363.3 million in the year ended December 31, 2007.

	Combined Year Ended December 31, 2008 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
(In millions)	Radio	Advertising	Advertising	Other	Total

Non-revenue producing	$61.5	$40.5	$44.9	$10.7	$157.6
Revenue producing	—	135.3	137.6	—	272.9

	$61.5	$175.8	$182.5	$10.7	$430.5

Acquisitions
     We acquired FCC licenses in our radio segment for $11.7 million in cash during 2008. We acquired outdoor display faces and additional equity interests in international outdoor companies for $96.5 million in cash during 2008. Our national representation business acquired representation contracts for $68.9 million in cash during 2008.
Certain Relationships with the Sponsors
     In connection with the merger, we paid certain affiliates of the Sponsors $87.5 million in fees and expenses for financial and structural advice and analysis, assistance with due diligence investigations and debt financing negotiations and $15.9 million for reimbursement of escrow and other out-of-pocket expenses. This amount was preliminarily allocated between merger expenses, debt issuance costs or included in the overall purchase price of the merger.
     We have agreements with certain affiliates of the Sponsors pursuant to which such affiliates of the Sponsors will provide management and financial advisory services to us until 2018. The agreements require us to pay management fees to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, with any additional fees subject to approval by our board of directors. For the post-merger period of 2008, we recognized Sponsors’ management fees of $6.3 million.
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

     The scheduled maturities of our senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of December 31, 2008 are as follows:
(In thousands)

	Payments due by Period
Contractual Obligations	Total	2009	2010 -2011	2012-2013	Thereafter
Long-term Debt
Senior Secured Debt	$13,932,092	677	249,748	745,115	12,936,552
Senior Cash Pay and Senior Toggle Notes (1)	2,310,000	—	—	—	2,310,000
Clear Channel Senior Notes	4,306,440	500,000	1,329,901	751,539	1,725,000
Other Long-term Debt	69,260	68,850	410	—	—
Interest payments on long-term debt (2)	9,136,049	1,151,824	2,077,657	1,899,257	4,007,311
Non-Cancelable Operating Leases	2,745,110	383,568	627,884	468,084	1,265,574
Non-Cancelable Contracts	2,648,262	673,900	859,061	471,766	643,535
Employment/Talent Contracts	599,363	196,391	220,040	112,214	70,718
Capital Expenditures	151,663	76,760	62,426	9,336	3,141
Other long-term obligations (3)	159,805	—	26,489	9,233	124,083

Total (4)	$36,058,044	$3,051,970	$5,453,616	$4,466,544	$23,085,914

(1)	On January 15, 2009, we made a permitted election under the indenture governing the senior toggle notes to pay PIK Interest. For subsequent interest periods, we must make an election regarding whether the applicable interest payment on the senior toggle notes will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK Interest. In the absence of such an election for any interest period, interest on the senior toggle notes will be payable according to the election for the immediately preceding interest period. As a result, the PIK Interest election is now the default election for future interest periods unless and until we elect otherwise. Therefore, the interest payments on the senior toggle notes assume that the PIK Interest election remains the default election over the term of the notes.

(2)	Interest payments on the senior secured credit facilities, other than the revolving credit facility, assume the obligations are repaid in accordance with the amortization schedule included in the credit agreement and the interest rate is held constant over the remaining term based on the weighted average interest rate at December 31, 2008 on the senior secured credit facilities.

Interest payments related to the revolving credit facility assume the balance and interest rate as of December 31, 2008 is held constant over the remaining term. On February 6, 2009, we borrowed the approximately $1.6 billion of remaining availability under our $2.0 billion revolving credit facility. Assuming the balance on the facility after the draw on February 6, 2009 and weighted average interest rate are held constant over the remaining term, interest payments would have increased by approximately $60.2 million per year.

Interest payments on $6.0 billion of the Term Loan B facility are effectively fixed at interest rates between 2.6% and 4.4%, plus applicable margins, per annum, as a result of an aggregate of $6.0 billion notional amount of interest rate swap agreements.

(3)	Other long-term obligations consist of $55.6 million related to asset retirement obligations recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $50.8 million of contract payments in our syndicated radio and media representation businesses and $53.4 million of various other long-term obligations.

(4)	Excluded from the table is $423.1 million related to various obligations with no specific contractual commitment or maturity, $267.8 million of which relates to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Approximately $1.0 million of the benefits are recorded as current liabilities.
Market Risk
Interest Rate Risk
     After the merger a significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At December 31, 2008 we had interest rate swap agreements with a $6.0 billion notional amount that effectively fixes interest at rates between 2.6% and 4.4%, plus applicable margins, per annum. The fair value of these agreements at December 31, 2008 was a liability of $118.8 million. At

December 31, 2008, approximately 39% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into pay-fixed rate receive floating rate swap agreements, bears interest at floating rates.
     Assuming the current level of borrowings and interest rate swap contracts and assuming a 200 basis point change in LIBOR, it is estimated that our interest expense for the post-merger period ended December 31, 2008 would have changed by approximately $66.0 million.
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
Equity Price Risk
     The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2008 by $5.4 million and would change comprehensive income by $3.2 million. At December 31, 2008, we also held $6.4 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
Foreign Currency
     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $135.2 million for the year ended December 31, 2008. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the year ended December 31, 2008 by approximately $13.5 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2008 would change our equity in earnings of nonconsolidated affiliates by $10.0 million and would change our net income by approximately $5.9 million for the year ended December 31, 2008.
     This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
     Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We adopted Statement 141(R) on January 1, 2009. Statement 141(R)’s impact on accounting for business combinations is dependent upon the nature of future acquisitions.
     Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted Statement 160 on January 1, 2009 which resulted in a reclassification of approximately $463.9 million of noncontrolling interests to shareholders’ equity.
     On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement 161”). Statement 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt the disclosure requirements beginning January 1, 2009.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. We adopted FSP FAS 142-3 on January 1, 2009. FSP FAS 142-3’s impact is dependent upon future acquisitions.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. We adopted FSP EITF 03-6-1 on January 1, 2009. We are evaluating the impact FSP EITF 03-6-1 will have on our earnings per share.
Critical Accounting Estimates
     The preparation of our financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.
Allowance for Doubtful Accounts
     We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

     If our allowance were to change 10%, it is estimated that our 2008 bad debt expense would have changed by $9.7 million and our 2008 net income would have changed by $6.0 million.
Long-Lived Assets
     Long-lived assets, such as property, plant and equipment and definite-lived intangibles are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
     We use various assumptions in determining the current fair market value of these assets, including future expected cash flows, industry growth rates and discount rates, as well as future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
     Using the impairment review described, we recorded an impairment charge of approximately $33.4 million for the year ended December 31, 2008. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Indefinite-lived Assets
     Indefinite-lived assets are reviewed annually for possible impairment using the direct valuation method as prescribed in SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
     Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market.
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we performed an interim impairment test as of December 31, 2008. The estimated fair value of our FCC licenses and permits was below their carrying values. As a result, we recognized a non-cash impairment charge of $1.7 billion in 2008 on our indefinite-lived FCC licenses and permits as a result of the impairment test. The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our FCC licenses and permits.
     While we believe we had made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our FCC license and permits, it is possible a material change could occur. If our future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the impact on the fair value of our FCC licenses and billboard permits of a 100 basis point decline in our long-term revenue growth rate, profit margin, and discount rate assumptions, respectively:
(In thousands)

Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rates
FCC licenses	$(285,900)	$(121,670)	$524,900
Billboard permits	$(508,300)	$(84,000)	$770,200
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We review goodwill for potential impairment annually using a discounted cash flow model to determine the fair value of our reporting units. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.
     The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In accordance with Statement 142, we performed an interim impairment test as of December 31, 2008 on goodwill.
     The estimated fair value of our reporting units was below their carrying values, which required us to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, we recognized a non-cash impairment charge of $3.6 billion to reduce our goodwill. The macroeconomic factors discussed above had an adverse effect on our estimated cash flows and discount rates used in the discounted cash flow model.
     While we believe we had made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the impact on the fair value of each of our reportable segments of a 100 basis point decline in our long-term revenue growth rate, profit margin, and discount rate assumptions, respectively:

(In thousands)

Reportable segment	Revenue growth rate	Profit margin	Discount rates
Radio Broadcasting	$(960,000)	$(240,000)	$1,090,000
Americas Outdoor	$(380,000)	$(90,000)	$420,000
International Outdoor	$(190,000)	$(160,000)	$90,000
Tax Accruals
     The IRS and other taxing authorities routinely examine our tax returns. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.
     Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in the notes to our consolidated financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by federal, state or foreign tax authorities.
     We have considered these potential changes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which requires us to record reserves for estimates of probable settlements of federal and state tax audits.
Litigation Accruals
     We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims.
     Management’s estimates used have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.
     It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Insurance Accruals
     We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty. Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projections of future development of costs related to existing claims.
     Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2008.

     If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2008, would have affected net income by approximately $3.2 million for the year ended December 31, 2008.
Shared-based Payments
     Under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, stock based compensation cost is measured at the grant date based on the value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market, performance and service conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
Inflation
     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.
Ratio of Earnings to Fixed Charges

Period from	Period from
July 31 through	January 1 through
December 31,	July 30,	Years Ended December 31,
Post-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger
2008	2008	2007	2006	2005	2004
N/A	2.06	2.38	2.27	2.24	2.76
     The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented. Earnings, as adjusted, were not sufficient to cover fixed charges by approximately $5.7 billion for the post merger period from July 31 through December 31, 2008.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Required information is within Item 7.

ITEM 8. Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS
The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon management’s best estimates and judgments.
It is management’s objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in our books and records, that assets are safeguarded from unauthorized use and that financial records are reliable to serve as a basis for preparation of financial statements.
The financial statements have been audited by our independent registered public accounting firm, Ernst & Young LLP, to the extent required by auditing standards of the Public Company Accounting Oversight Board (United States) and, accordingly, they have expressed their professional opinion on the financial statements in their report included herein.
The Board of Directors meets with the independent registered public accounting firm and management periodically to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm has unrestricted access to the Board, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting controls.

/s/ Mark P. Mays
Chief Executive Officer

/s/ Randall T. Mays
President and Chief Financial Officer

/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
CC Media Holdings, Inc.
We have audited the accompanying consolidated balance sheet of CC Media Holdings, Inc. (Holdings) as of December 31, 2008, the accompanying consolidated balance sheet of Clear Channel Communications, Inc. (Clear Channel) as of December 31, 2007, the related consolidated statements of operations, shareholders’ equity(deficit), and cash flows of Holdings for the period from July 31, 2008 through December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows of Clear Channel for the period from January 1, 2008 through July 30, 2008, and each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holdings at December 31, 2008, the consolidated financial position of Clear Channel at December 31, 2007, the consolidated results of Holdings’ operations and cash flows for the period from July 31, 2008 through December 31, 2008, and the consolidated results of Clear Channel’s operations and cash flows for the period from January 1, 2008 through July 30, 2008, and each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note L to the consolidated financial statements, in 2007 Clear Channel changed its method of accounting for income taxes, and as discussed in Note A to the consolidated financial statements, in 2006 Clear Channel changed its method of accounting for share-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holdings’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
March 2, 2009

CONSOLIDATED BALANCE SHEETS
ASSETS

	Post-merger	Pre-merger
	December 31,	December 31,
(In thousands)	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$239,846	$145,148
Accounts receivable, net of allowance of $97,364 in 2008 and $59,169 in 2007	1,431,304	1,693,218
Prepaid expenses	133,217	116,902
Other current assets	262,188	243,248
Current assets from discontinued operations	—	96,067

Total Current Assets	2,066,555	2,294,583

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	614,811	840,832
Structures	2,355,776	3,901,941
Towers, transmitters and studio equipment	353,108	600,315
Furniture and other equipment	242,287	527,714
Construction in progress	128,739	119,260

	3,694,721	5,990,062
Less accumulated depreciation	146,562	2,939,698

	3,548,159	3,050,364
Property, plant and equipment from discontinued operations, net	¯	164,724

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,881,720	485,870
Indefinite-lived intangibles — licenses	3,019,803	4,201,617
Indefinite-lived intangibles — permits	1,529,068	251,988
Goodwill	7,090,621	7,210,116
Intangible assets from discontinued operations, net	¯	219,722

OTHER ASSETS
Notes receivable	11,633	12,388
Investments in, and advances to, nonconsolidated affiliates	384,137	346,387
Other assets	560,260	303,791
Other investments	33,507	237,598
Other assets from discontinued operations	¯	26,380

Total Assets	$21,125,463	$18,805,528

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Post-merger	Pre-merger
	December 31,	December 31,
(In thousands, except share data)	2008	2007
CURRENT LIABILITIES
Accounts payable	$155,240	$165,533
Accrued expenses	793,366	912,665
Accrued interest	181,264	98,601
Accrued income taxes	—	79,973
Current portion of long-term debt	562,923	1,360,199
Deferred income	153,153	158,893
Current liabilities from discontinued operations	—	37,413

Total Current Liabilities	1,845,946	2,813,277

Long-term debt	18,940,697	5,214,988
Other long-term obligations	—	127,384
Deferred income taxes	2,679,312	793,850
Other long-term liabilities	575,739	567,848
Long-term liabilities from discontinued operations	—	54,330

Minority interest	463,916	436,360
Commitments and contingent liabilities (Note J)

SHAREHOLDERS’ EQUITY (DEFICIT)
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 23,605,923 shares in 2008	23	—
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2008	1	—
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2008	58	—
Common Stock, par value $.10 per share, authorized 1,500,000,000 shares, issued 498,075,417 shares in 2007	—	49,808
Additional paid-in capital	2,100,995	26,858,079
Retained deficit	(5,041,998)	(18,489,143)
Accumulated other comprehensive income (loss)	(439,225)	383,698
Cost of shares (81 in 2008 and 157,744 in 2007) held in treasury	(1)	(4,951)

Total Shareholders’ Equity (Deficit)	(3,380,147)	8,797,491

Total Liabilities and Shareholders’ Equity (Deficit)	$21,125,463	$18,805,528

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from
	July 31
	through	Period from January 1
	December 31,	through July 30,	Year Ended December 31,
	2008	2008	2007	2006
(In thousands, except per share data)	Post-merger	Pre-merger	Pre-merger	Pre-merger
Revenue	$2,736,941	$3,951,742	$6,921,202	$6,567,790
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,198,345	1,706,099	2,733,004	2,532,444
Selling, general and administrative expenses (excludes depreciation and amortization)	806,787	1,022,459	1,761,939	1,708,957
Depreciation and amortization	348,041	348,789	566,627	600,294
Corporate expenses (excludes depreciation and amortization)	102,276	125,669	181,504	196,319
Merger expenses	68,085	87,684	6,762	7,633
Impairment charge	5,268,858	—	—	—
Other operating income — net	13,205	14,827	14,113	71,571

Operating income (loss)	(5,042,246)	675,869	1,685,479	1,593,714
Interest expense	715,768	213,210	451,870	484,063
Gain (loss) on marketable securities	(116,552)	34,262	6,742	2,306
Equity in earnings of nonconsolidated affiliates	5,804	94,215	35,176	37,845
Other income (expense) — net	131,505	(5,112)	5,326	(8,593)

Income (loss) before income taxes, minority interest and discontinued operations	(5,737,257)	586,024	1,280,853	1,141,209
Income tax benefit (expense) expense:
Current	76,729	(27,280)	(252,910)	(278,663)
Deferred	619,894	(145,303)	(188,238)	(191,780)

Income tax benefit (expense)	696,623	(172,583)	(441,148)	(470,443)
Minority interest income (expense), net of tax	481	(17,152)	(47,031)	(31,927)

Income (loss) before discontinued operations	(5,040,153)	396,289	792,674	638,839
Income (loss) from discontinued operations, net	(1,845)	640,236	145,833	52,678

Net income (loss)	$(5,041,998)	$1,036,525	$938,507	$691,517

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(364,164)	28,866	88,823	92,810
Unrealized holding gain (loss) on marketable securities	(95,669)	(52,460)	(8,412)	(60,516)
Unrealized holding gain (loss) on cash flow derivatives	(75,079)	—	(1,688)	76,132
Reclassification adjustments for realized (gain) loss on securities and derivatives included in net income	95,687	(25,997)	—	—

Comprehensive income (loss)	$(5,481,223)	$986,934	$1,017,230	$799,943

Net income (loss) per common share:
Income (loss) before discontinued operations— Basic	$(62.04)	$.80	$1.60	$1.27
Discontinued operations — Basic	(.02)	1.29	.30	.11

Net income (loss) — Basic	$(62.06)	$2.09	$1.90	$1.38

Weighted average common shares — basic	81,242	495,044	494,347	500,786

Income (loss) before discontinued operations — Diluted	$(62.04)	$.80	$1.60	$1.27
Discontinued operations — Diluted	(.02)	1.29	.29	.11

Net income (loss) — Diluted	$(62.06)	$2.09	$1.89	$1.38

Weighted average common shares — diluted	81,242	496,519	495,784	501,639

Dividends declared per share	$—	$—	$.75	$.75
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other
			Common Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(In thousands, except share data)			Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Pre-merger Balances at December 31, 2005			538,287,763	$53,829	$27,945,725	$(19,371,411)	$201,928	$(3,609)	$8,826,462
Net income						691,517			691,517
Dividends declared						(374,471)			(374,471)
Subsidiary common stock issued for a business acquisition					67,873				67,873
Purchase of common shares								(1,371,462)	(1,371,462)
Treasury shares retired and cancelled			(46,729,900)	(4,673)	(1,367,032)			1,371,705	—
Exercise of stock options and other			2,424,988	243	60,139			11	60,393
Amortization and adjustment of deferred compensation					38,982				38,982
Currency translation adjustment							87,431		87,431
Unrealized gains on cash flow derivatives							76,132		76,132
Unrealized (losses) on investments							(60,516)		(60,516)

Pre-merger Balances at December 31, 2006			493,982,851	49,399	26,745,687	(19,054,365)	304,975	(3,355)	8,042,341
Cumulative effect of FIN 48 adoption						(152)			(152)
Net income						938,507			938,507
Dividends declared						(373,133)			(373,133)
Exercise of stock options and other			4,092,566	409	74,827			(1,596)	73,640
Amortization and adjustment of deferred compensation					37,565				37,565
Currency translation adjustment							88,823		88,823
Unrealized (losses) on cash flow derivatives							(1,688)		(1,688)
Unrealized (losses) on investments							(8,412)		(8,412)

Pre-merger Balances at December 31, 2007			498,075,417	49,808	26,858,079	(18,489,143)	383,698	(4,951)	8,797,491
Net income						1,036,525			1,036,525
Exercise of stock options and other			82,645	30	4,963			(2,024)	2,969
Amortization and adjustment of deferred compensation					57,855				57,855
Currency translation adjustment							28,866		28,866
Unrealized (losses) on investments							(52,460)		(52,460)
Realized (losses) on investments							(25,997)		(25,997)

Pre-merger Balances at July 30, 2008			498,158,062	49,838	26,920,897	(17,452,618)	334,107	(6,975)	9,845,249

Elimination of pre-merger equity			(498,158,062)	(49,838)	(26,920,897)	17,452,618	(334,107)	6,975	(9,845,249)
	Class C	Class B	Class A
	Shares	Shares	Shares
Post-merger Balances at July 31, 2008	58,967,502	555,556	21,718,569	81	2,089,266	—	—	—	2,089,347
Net (loss)						(5,041,998)			(5,041,998)
Issuance of restricted stock awards and other			1,887,354	1				(1)	—
Amortization and adjustment of deferred compensation					11,729				11,729
Currency translation adjustment							(364,164)		(364,164)
Unrealized (losses) on cash flow							(75,079)		(75,079)
derivatives Unrealized (losses) on investments							(95,669)		(95,669)
Reclassification adjustment for							95,687		95,687
realized loss included in net income

Post-merger Balances at December 31, 2008	58,967,502	555,556	23,605,923	$82	$2,100,995	$(5,041,998)	$(439,225)	$(1)	$(3,380,147)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	July 31	Period from
	through	January 1
	December 31,	through July 30,	Year Ended December 31,
	2008	2008	2007	2006
(In thousands)	Post-merger	Pre-merger	Pre-merger	Pre-merger
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(5,041,998)	$1,036,525	$938,507	$691,517
Less: Income (loss) from discontinued operations, net	(1,845)	640,236	145,833	52,678

Net income (loss) from continuing operations	(5,040,153)	396,289	792,674	638,839

Reconciling Items:
Depreciation	197,702	290,454	461,598	449,624
Amortization of intangibles	150,339	58,335	105,029	150,670
Impairment charge	5,268,858	—	—	—
Deferred taxes	(619,894)	145,303	188,238	191,780
Provision for doubtful accounts	54,603	23,216	38,615	34,627
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	102,859	3,530	7,739	3,462
Share-based compensation	15,911	62,723	44,051	42,030
(Gain) on sale of operating and fixed assets	(13,205)	(14,827)	(14,113)	(71,571)
Loss on forward exchange contract	—	2,496	3,953	18,161
(Gain) loss on securities	116,552	(36,758)	(10,696)	(20,467)
Equity in earnings of nonconsolidated affiliates	(5,804)	(94,215)	(35,176)	(37,845)
Minority interest, net of tax	(481)	17,152	47,031	31,927
Gain (loss) on extinguishment of debt	(116,677)	13,484	—	—
Increase (decrease) other, net	12,089	9,133	(91)	9,027

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	158,142	24,529	(111,152)	(190,191)
Decrease (increase) in prepaid expenses	6,538	(21,459)	5,098	(23,797)
Decrease (increase) in other current assets	156,869	(29,329)	694	(2,238)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(130,172)	190,834	27,027	86,887
Federal income tax refund	—	—	—	390,438
Increase (decrease) in accrued interest	98,909	(16,572)	(13,429)	14,567
Increase (decrease) in deferred income	(54,938)	51,200	26,013	6,486
Increase (decrease) in accrued income taxes	(112,021)	(40,260)	13,325	25,641

Net cash provided by operating activities	246,026	1,035,258	1,576,428	1,748,057
See Notes to Consolidated Financial Statements

	Period from
	July 31	Period from
	through	January 1
	December 31,	through July 30,	Years Ended December 31,
	2008	2008	2007	2006
	Post-merger	Pre-merger	Pre-merger	Pre-merger
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Decrease (increase) in notes receivable, net	741	336	(6,069)	1,163
Decrease in investments in, and advances to nonconsolidated affiliates — net	3,909	25,098	20,868	20,445
Cross currency settlement of interest	—	(198,615)	(1,214)	1,607
Purchase of other investments	(26)	(98)	(726)	(520)
Proceeds from sale of other investments	—	173,467	2,409	—
Purchases of property, plant and equipment	(190,253)	(240,202)	(363,309)	(336,739)
Proceeds from disposal of assets	16,955	72,806	26,177	99,682
Acquisition of operating assets	(23,228)	(153,836)	(122,110)	(341,206)
(Increase) in other — net	(47,342)	(95,207)	(38,703)	(51,443)
Cash used to purchase equity	(17,472,459)	—	—	—

Net cash used in investing activities	(17,711,703)	(416,251)	(482,677)	(607,011)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Draws on credit facilities	180,000	692,614	886,910	3,383,667
Payments on credit facilities	(128,551)	(872,901)	(1,705,014)	(2,700,004)
Proceeds from long-term debt	557,520	5,476	22,483	783,997
Payments on long-term debt	(579,089)	(1,282,348)	(343,041)	(866,352)
Debt used to finance the merger	15,382,076	—	—	—
Equity contribution used to finance the merger	2,142,830	—	—	—
Payment to terminate forward exchange contract	—	(110,410)	—	(83,132)
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	—	17,776	80,017	57,452
Dividends paid	—	(93,367)	(372,369)	(382,776)
Payments for purchase of common shares	(47)	(3,781)	—	(1,371,462)

Net cash provided by (used in) financing activities	17,554,739	(1,646,941)	(1,431,014)	(1,178,610)

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	2,429	(67,751)	33,832	99,265
Net cash provided by (used in) investing activities	—	1,098,892	332,579	(30,038)
Net cash provided by financing activities	—	—	—	—

Net cash provided by discontinued operations	2,429	1,031,141	366,411	69,227
Net increase in cash and cash equivalents	91,491	3,207	29,148	31,663
Cash and cash equivalents at beginning of period	148,355	145,148	116,000	84,337

Cash and cash equivalents at end of period	$239,846	$148,355	$145,148	$116,000

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for:
Interest	$527,083	$231,163	$462,181	$461,398
Income taxes	37,029	138,187	299,415	—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
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
The purchase price was approximately $23 billion including $94 million in capitalized transaction costs. The merger was funded primarily through a $3 billion equity contribution, including the rollover of Clear Channel shares, and $20.8 billion in debt financing, including the assumption of $5.1 billion aggregate principal amount of Clear Channel debt.
The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). The Company preliminarily allocated a portion of the consideration paid to the assets and liabilities acquired at their respective initially estimated fair values with the remaining portion recorded at the continuing shareholders basis. Excess consideration after this preliminary allocation was recorded as goodwill.
The Company has initially estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the Company’s financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. The Company is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities and will finalize its purchase price allocation in 2009. The final allocation of the purchase price may be different than the initial allocation.
The merger is more fully discussed in Note B.
Liquidity and Asset Impairments
The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in advertising revenues across its businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity, particularly during the second half of 2008. The continuation of the global economic slowdown may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.
In January 2009, in response to the deterioration in general economic conditions and the resulting negative impact on the Company’s business, it commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, the Company eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all.
Based on the Company’s current and anticipated levels of operations and conditions in its markets, it believes that cash flow from operations as well as cash on hand (including amounts drawn or available under the senior secured credit facilities) will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.
Continuing adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. While there is no assurance in the current economic environment, the Company believes the lenders participating in its credit agreements will be willing and able to provide financing in accordance with the terms of their agreements. In this regard, on February 6, 2009 the Company borrowed the approximately $1.6 billon of remaining availability under its $2.0 billion revolving credit facility to improve its liquidity position in light of continuing uncertainty in credit market and economic conditions. The Company expects to refinance its $500.0 million 4.25% notes due May 15, 2009 with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose. The remaining $69.5 million of indebtedness maturing in 2009 will either be refinanced or repaid with cash flow from operations or on hand.
The Company expects to be in compliance with the covenants under its senior secured credit facilities in 2009. However, the Company’s anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. In addition, the Company’s ability to comply with the covenants in its financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in the financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under the senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If the Company is unable to repay its obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. In addition, a default or acceleration under any of the Company’s financing agreements could cause a default under other of its obligations that are subject to cross-default and cross-acceleration provisions.
The Company performed an interim impairment test on its indefinite-lived intangible assets as of December 31, 2008 as a result of the current global economic slowdown and its negative impact on the Company’s business. The estimated fair value of the Company’s FCC licenses and permits was below their carrying values, which resulted in a non-cash impairment charge of $1.7 billion. As discussed, the United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit market, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value FCC licenses and permits.
The Company also performed an interim goodwill impairment test as of December 31, 2008. The estimated fair value of the reporting units was below their carrying values, which required the Company to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $3.6 billion to reduce goodwill. The macroeconomic factors discussed above had an adverse effect on the estimated cash flows and discount rates used in the discounted cash flow model.
Format of Presentation
The accompanying consolidated balance sheets, statements of operations, statements of cash flows and shareholders’ equity are presented for two periods: post-merger and pre-merger. The Company applied preliminary purchase accounting pursuant to the aforementioned standards to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•	The period from July 31 through December 31, 2008 includes the post-merger period of the Company, reflecting the merger of the Company and Clear Channel. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries.

•	The period from January 1 through July 30, 2008 includes the pre-merger period of Clear Channel. Prior to the consummation of its acquisition of Clear Channel, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition.

•	The 2007 and 2006 periods presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated preliminary purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.
The Company owns stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. The Company will have to divest these stations. The trust is terminated if at any time the stations may be owned by the Company under the then current FCC media ownership rules. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
Land Leases and Other Structure Licenses
Most of the Company’s outdoor advertising structures are located on leased land. Americas outdoor land rents are typically paid in advance for periods ranging from one to twelve months. International outdoor land rents are paid both in advance and in arrears, for periods ranging from one to twelve months. Most international street furniture display faces are operated through contracts with the municipalities for up to 20 years. The street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

Purchase Accounting
The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accrues these payments under the guidance in Emerging Issues Task Force issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, after the contingencies have been resolved.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:
Buildings and improvements — 10 to 39 years
Structures — 5 to 40 years
Towers, transmitters and studio equipment — 7 to 20 years
Furniture and other equipment — 3 to 20 years
Leasehold improvements — shorter of economic life or lease term assuming renewal periods, if appropriate
For assets associated with a lease or contract, the assets are depreciated at the shorter of the economic life or the lease or contract term, assuming renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
Intangible Assets
The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. The Company’s indefinite-lived intangibles include broadcast FCC licenses in its radio broadcasting segment and billboard permits in its Americas outdoor advertising segment. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.
The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed by the Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to

Value Acquired Assets Other Than Goodwill (“D-108”). Certain assumptions are used under the Company’s direct valuation technique, including market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company utilizes Mesirow Financial Consulting LLC, a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits.
As previously discussed, the Company performed an interim impairment test as of December 31, 2008 which resulted in a non-cash impairment charge of $1.7 billion on its indefinite-lived FCC licenses and permits.
At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and EITF D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. The Company’s reporting units for radio broadcasting and Americas outdoor advertising are the reportable segments. The Company determined that each country in its International outdoor segment constitutes a reporting unit.
Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company utilizes Mesirow Financial Consulting LLC, a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.
As previously discussed, the Company performed an interim impairment test as of December 31, 2008 and recognized a non-cash impairment charge of $3.6 billion to reduce its goodwill.
Other Investments
Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, the Company holds investments that do not have quoted market prices. The Company periodically reviews the value of available-for-sale, trading and non-marketable securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.
The Company assessed the value of its available-for-sale securities at December 31, 2008. After this assessment, the Company concluded that an other-than-temporary impairment existed and recorded a $116.6 million impairment charge on the statement of operations in “Gain (loss) on marketable securities”.
Nonconsolidated Affiliates
In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.

Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2008 and 2007.
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.
Revenue Recognition
Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising contracts typically cover periods of up to three years and are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting and outdoor operations. Payments received in advance of being earned are recorded as deferred income.
Barter transactions represent the exchange of airtime or display space for merchandise or services. These transactions are generally recorded at the fair market value of the airtime or display space or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed. Expenses are recorded ratably over a period that estimates when the merchandise or service received is utilized or the event occurs. Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Barter and trade revenues and expenses from continuing operations were:

	Post-merger period	Pre-merger period
	ended December 31,	ended July 30,	Years ended December 31,
	2008	2008	2007	2006
(In millions)	Post-merger	Pre-merger	Pre-merger	Pre-merger

Barter and trade revenues	$33.7	$40.2	$70.7	$77.8
Barter and trade expenses	35.0	38.9	70.4	75.6
Share-Based Payments
The Company adopted Financial Accounting Standard No. 123 (R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006 using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market, performance and service conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, the Company’s results of operations could be materially impacted.
Derivative Instruments and Hedging Activities
Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (“Statement 133”), requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value, with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive income”. Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses from continuing operations was:

	Post-merger period	Pre-merger period
	ended December 31,	ended July 30,	Years ended December 31,
	2008	2008	2007	2006
(In millions)	Post-merger	Pre-merger	Pre-merger	Pre-merger

Advertising expenses	$51.8	$56.1	$138.5	$130.4
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Certain Reclassifications
The historical financial statements and footnote disclosures have been revised to reflect the reclassification of amounts related to the Company’s television business and certain radio stations from continuing operations to discontinued operations.
New Accounting Pronouncements
Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for

Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company will adopt Statement 141 (R) on January 1, 2009. Statement 141R’s impact on accounting for business combinations is dependent upon the nature of future acquisitions.
Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company will adopt Statement 160 on January 1, 2009 which will result in a reclassification of approximately $463.9 million of noncontrolling interests to shareholders’ equity.
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
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. The Company will adopt FSP FAS 142-3 on January 1, 2009. FSP FAS 142-3’s impact is dependent upon future acquisitions.
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
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. The Company will adopt FSP EITF 03-6-1 on January 1, 2009. The Company is evaluating the impact FSP EITF 03-6-1 will have on its earnings per share.

NOTE B — BUSINESS ACQUISITIONS
2008 Acquisitions
The Company completed its acquisition of Clear Channel on July 30, 2008. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). The Company preliminarily allocated a portion of the consideration paid to the assets and liabilities acquired at their respective initially estimated fair values with the remaining portion recorded at the continuing shareholders basis. Excess consideration after this preliminary allocation was recorded as goodwill.
The Company has initially estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the Company’s financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. The Company is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities and will finalize its purchase price allocation in 2009. The final allocation of the purchase price may be different than the initial allocation.
The opening balance sheet presented as of July 31, 2008 reflected the preliminary allocation of purchase price, based on available information and certain assumptions management believed reasonable. Following is a summary of the preliminary purchase price allocations, adjusted for additional information management has obtained:

	Preliminary		Adjusted
(In thousands)	July 31, 2008	Adjustments	July 31, 2008
Consideration paid	$18,082,938		$18,082,938
Debt assumed	5,136,929		5,136,929
Historical carryover basis	(825,647)		(825,647)

	$22,394,220		$22,394,220

Total current assets	2,311,777	5,041	2,316,818
PP&E — net	3,745,422	125,357	3,870,779
Intangible assets — net	20,634,499	(764,472)	19,870,027
Long-term assets	1,079,704	44,787	1,124,491
Current liabilities	(1,219,033)	(13,204)	(1,232,237)
Long-term liabilities	(4,158,149)	602,491	(3,555,658)

	$22,394,220	$—	$22,394,220

The adjustments to PP&E — net primarily relate to fair value appraisals received for land and buildings. The adjustments to intangible assets — net primarily relate to an aggregate $3.6 billion adjustment to lower the estimated fair value of the Company’s FCC licenses and permits based on appraised values, partially offset by a $1.5 billion fair value adjustment to recognize advertiser relationships and trade names in the Company’s radio segment based on appraised values, a $240.6 million fair value adjustment to advertising contracts in the Company’s Americas and International outdoor segments based on appraised values and an increase of $1.0 billion to goodwill. The adjustment to long-term liabilities primarily relates to the deferred tax effects of the fair value adjustments.
The adjustments related to the Company’s FCC licenses, permits and goodwill were recorded prior to the Company’s interim impairment test.
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

	Pre-merger	Pre-merger	Pre-merger
	Period from January 1	Year ended	Year ended
	through July 30,	December 31,	December 31,
(In thousands)	2008	2007	2006
Revenue	$3,951,742	$6,921,202	$6,567,790
Income (loss) before discontinued operations	$(18,466)	$4,179	$(127,620)
Net income (loss)	$621,790	$150,012	$(74,942)
Earnings (loss) per share — basic	$7.65	$1.85	$(.92)
Earnings (loss) per share — diluted	$7.65	$1.85	$(.92)
The Company also acquired assets in its operating segments in addition to the merger described above. The Company acquired FCC licenses in its radio segment for $11.7 million in cash during 2008. The Company acquired outdoor display faces and additional equity interests in international outdoor companies for $96.5 million in cash during 2008. The Company’s national representation business acquired representation contracts for $68.9 million in cash during 2008.
2007 Acquisitions
Clear Channel acquired domestic outdoor display faces and additional equity interests in international outdoor companies for $69.1 million in cash during 2007. Clear Channel’s national representation business acquired representation contracts for $53.0 million in cash during 2007.
2006 Acquisitions
Clear Channel acquired radio stations for $16.4 million and a music scheduling company for $44.3 million in cash plus $10.0 million of deferred purchase consideration during 2006. Clear Channel also acquired Interspace Airport Advertising, Americas and international outdoor display faces and additional equity interests in international outdoor companies for $242.4 million in cash. Clear Channel exchanged assets in one of its Americas outdoor markets for assets located in a different market and recognized a gain of $13.2 million in “Other operating income — net”. In addition, Clear Channel’s national representation firm acquired representation contracts for $38.1 million in cash.

Acquisition Summary
The following is a summary of the assets and liabilities acquired and the consideration given for acquisitions made during 2007 and 2006:

(In thousands)	2007	2006
Property, plant and equipment	$28,002	$49,641
Accounts receivable	—	18,636
Definite lived intangibles	55,017	177,554
Indefinite-lived intangible assets	15,023	32,862
Goodwill	41,696	253,411
Other assets	3,453	6,006

	143,191	538,110
Other liabilities	(13,081)	(64,303)
Minority interests	—	(15,293)
Deferred tax	—	(21,361)
Subsidiary common stock issued, net of minority interests	—	(67,873)

	(13,081)	(168,830)

Less: fair value of net assets exchanged in swap	(8,000)	(28,074)

Cash paid for acquisitions	$122,110	$341,206

The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets were met, would not significantly impact the Company’s financial position or results of operations.
NOTE C — DISCONTINUED OPERATIONS
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
Sale of the television business
On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, Clear Channel recorded a gain of $662.9 million as a component of “Income from discontinued operations, net” in its consolidated statement of operations during the first quarter of 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for the years ended December 31, 2007 and 2006. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Summarized Financial Information of Discontinued Operations
Summarized operating results for the years ended December 31, 2008, 2007 and 2006 from these businesses are as follows:

	Five months ended	Seven months ended
	December 31,	July 30,	Years ended December 31,
	2008	2008	2007	2006
(In thousands)	Post-merger	Pre-merger	Pre-merger	Post-merger
Revenue	$1,364	$74,783	$442,263	$531,621
Income (loss) before income taxes	(3,160)	$702,698	$209,882	$84,969
Included in income from discontinued operations, net is an income tax benefit of $1.3 million for the period July 31 through December 31, 2008. Included for the period from January 1 through July 30, 2008 is income tax expense of $62.4 million and a gain of $695.8 million related to the sale of Clear Channel’s television business and certain radio stations. The Company estimates utilization of approximately $585.3 million of capital loss carryforwards to offset a portion of the taxes associated with these gains. The Company had approximately $699.6 million, before valuation allowance, in capital loss carryforwards remaining as of December 31, 2008.
Included in income from discontinued operations, net are income tax expenses of $64.0 million and $32.3 million for the years ended December 31, 2007 and 2006, respectively. Also included in income from discontinued operations for the years ended December 31, 2007 and 2006 are gains on the sale of certain radio stations of $144.6 million and $0.3 million, respectively.
The following table summarizes the carrying amount at December 31, 2007 of the major classes of assets and liabilities of the businesses classified as discontinued operations.

Pre-merger
(In thousands)	December 31,
Assets	2007

Accounts receivable, net	$76,426
Other current assets	19,641

Total current assets	$96,067

Land, buildings and improvements	$73,138
Transmitter and studio equipment	207,230
Other property, plant and equipment	22,781
Less accumulated depreciation	138,425

Property, plant and equipment, net	$164,724

Definite-lived intangibles, net	$283
Licenses	107,910
Goodwill	111,529

Total intangible assets	$219,722

Film rights	$18,042
Other long-term assets	8,338

Total other assets	$26,380

Pre-merger
December 31,
Liabilities	2007
Accounts payable and accrued expenses	$10,565
Film liability	18,027
Other current liabilities	8,821

Total current liabilities	$37,413

Film liability	$19,902
Other long-term liabilities	34,428

Total long-term liabilities	$54,330

NOTE D — INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangible assets
The Company has transit and street furniture contracts, site-leases and other contractual rights in its Americas and International outdoor segments (with an estimated 6 year weighted average useful life at the date of the Company’s acquisition of Clear Channel), talent and program right contracts in its radio segment (with an estimated 8 year weighted average useful life at the date of the Company’s acquisition of Clear Channel), advertiser and customer relationships in its radio segment (with an estimated 10 year weighted average useful life at the date of the Company’s acquisition of Clear Channel) and contracts for non-affiliated radio and television stations in the Company’s media representation operations (with an estimated 6 year weighted average useful life at the date of the Company’s acquisition of Clear Channel). These definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2008 and 2007:

	Post-merger		Pre-merger
	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$883,130	$49,818	$867,283	$613,897
Customer / advertiser relationships	1,210,205	49,970	—	—
Talent contracts	161,644	7,479	—	—
Representation contracts	216,955	21,537	400,316	212,403
Other	548,180	9,590	84,004	39,433

Total	$3,020,114	$138,394	$1,351,603	$865,733

Total amortization expense from continuing operations related to definite-lived intangible assets was:

	Five months ended	Seven months ended
	December 31,	July 30,	Years ended December 31,
	2008	2008	2007	2006
(In millions)	Post-merger	Pre-merger	Pre-merger	Pre-merger

Amortization expense	$150.3	$58.3	$105.0	$150.7
     As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2009	$339,443
2010	316,413
2011	301,721
2012	287,174
2013	267,096
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
The Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using a direct valuation method. This direct valuation method assumes that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
Under the direct valuation method, the Company aggregates its indefinite-lived intangible assets at the market level for purposes of impairment testing. The Company’s key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information.
The Company performed an impairment test as of December 31, 2008. As a result, the Company recognized a non-cash impairment charge of $1.7 billion on its indefinite-lived FCC licenses and permits. The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our FCC licenses and permits.
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units for radio broadcasting and Americas outdoor advertising are the reportable segments. The Company determined that each country in its International outdoor segment constitutes a reporting unit. Goodwill of approximately $10.8 billion resulted from the merger, $896.5 million of which is expected to be deductible for tax purposes.

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Pre-merger
Balance as of December 31, 2006	6,140,613	667,986	425,630	6	7,234,235
Acquisitions	5,608	20,361	13,733	1,994	41,696
Dispositions	(3,974)	—	—	—	(3,974)
Foreign currency	—	78	35,430	—	35,508
Adjustments	(96,720)	(89)	(540)	—	(97,349)

Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116

Acquisitions	7,051	—	12,341	—	19,392
Dispositions	(20,931)	—	—	—	(20,931)
Foreign currency	—	(293)	28,596	—	28,303
Adjustments	(423)	(970)	—	—	(1,393)

Balance as of July 30, 2008	$6,031,224	$687,073	$515,190	$2,000	$7,235,487

In 2007, the Company recorded a $97.3 million adjustment to its balance of goodwill related to tax positions established as part of various radio station acquisitions for which the IRS audit periods have now closed.

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Post-merger
Balances at July 31, 2008	$—	$—	$—	$—	$—
Preliminary purchase price allocation	6,335,220	2,805,780	603,712	60,115	9,804,827
Purchase price adjustments — net	356,040	438,025	(76,116)	271,175	989,124
Impairment	(1,115,033)	(2,321,602)	(173,435)	—	(3,610,070)
Acquisitions	3,486	—	—	—	3,486
Foreign exchange	—	(29,605)	(63,519)	—	(93,124)
Other	(523)	—	(3,099)	—	(3,622)

Balance as of December 31, 2008	$5,579,190	$892,598	$287,543	$331,290	$7,090,621

The Company performed an interim impairment test as of December 31, 2008. The estimated fair value of the Company’s reporting units was below their carrying values, which required it to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $3.6 billion to reduce its goodwill. The macroeconomic factors discussed above had an adverse effect on the estimated cash flows and discount rates used in the discounted cash flow model.
NOTE E — INVESTMENTS
The Company’s most significant investments in nonconsolidated affiliates are listed below:
Australian Radio Network
The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.
Grupo ACIR Comunicaciones
Clear Channel sold a portion of its investment in Grupo ACIR Comunicaciones (“ACIR”) for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in “equity in earnings of nonconsolidated affiliates” during the pre-merger period ended July 30, 2008. As a result, the Company now owns a twenty-percent (20%) interest in ACIR. ACIR owns and operates radio stations throughout Mexico.
All Others
Included within the “All Others” category in the table below at December 31, 2007 was Clear Channel’s 50% interest in Clear Channel Independent, a South African outdoor advertising company. Clear Channel sold its 50% interest in Clear Channel Independent in the pre-merger period ended July 30, 2008. The sale resulted in a gain of $75.6 million recorded in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. The equity securities received are classified as available-for-sale and recorded as a component of “Other investments” on the Company’s consolidated balance sheets at December 31, 2008.

Summarized Financial Information
The following table summarizes the Company’s investments in nonconsolidated affiliates:

			All
(In thousands)	ARN	ACIR	Others	Total
At December 31, 2007	$165,474	$72,905	$108,008	$346,387
Acquisition (disposition) of investments, net	—	(47,559)	(117,577)	(165,136)
Cash advances (repayments)	(16,164)	28	(8,962)	(25,098)
Equity in net earnings (loss)	12,108	11,264	70,843	94,215
Foreign currency transaction adjustment	(1,454)	—	—	(1,454)
Foreign currency translation adjustment	3,519	2,481	(4,392)	1,608

At July 30, 2008	$163,483	$39,119	$47,920	$250,522

Fair value adjustments	167,683	7,085	3,797	178,565

Balances at July 31, 2008	331,166	46,204	51,717	429,087
Acquisition (disposition) of investments, net	—	—	500	500
Cash advances (repayments)	(11,188)	27	6,752	(4,409)
Equity in net earnings (loss)	7,397	517	(2,110)	5,804
Foreign currency transaction adjustment	11,179	—	—	11,179
Foreign currency translation adjustment	(47,746)	(5,230)	(5,048)	(58,024)

At December 31, 2008	$290,808	$41,518	$51,811	$384,137

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates”. Accumulated undistributed earnings included in retained deficit for these investments were $3.6 million, $133.6 million and $112.8 million for December 31, 2008, 2007 and 2006, respectively.
The fair value adjustments to the Company’s investment in ARN primarily relate to the Company’s proportionate share of indefinite-lived intangible assets and equity method goodwill.

Other Investments
Other investments of $33.5 million and $237.6 million at December 31, 2008 and 2007, respectively, include marketable equity securities and other investments classified as follows:

(In thousands)	Fair
Investments	Value	Cost
2008
Available-for sale	$27,110	$27,110
Other cost investments	6,397	6,397

Total	$33,507	$33,507

	Fair	Unrealized	Realized
	Value	Gains	(Losses)	Cost
2007
Available-for sale	$140,731	$104,996	$—	$35,735
Trading	85,649	78,391	—	7,258
Other cost investments	11,218	—	—	11,218

Total	$237,598	$183,387	$—	$54,211

The accumulated net unrealized gain on available-for-sale securities, net of tax, of $69.4 million was recorded in shareholders’ equity in “Accumulated other comprehensive income” at December 31, 2007. The Company sold its American Tower Corporation securities in the second quarter of 2008 and recorded a gain of $30.4 million on the statement of operations in “Gain (loss) on marketable securities”. The net unrealized gain (loss) on trading securities of $10.7 million and $20.5 million for the years ended December 31, 2007 and 2006, respectively, is recorded on the statement of operations in “Gain (loss) on marketable securities”. Other cost investments include various investments in companies for which there is no readily determinable market value.
The fair value of certain of the Company’s available-for-sale securities were below their cost each month subsequent to the closing of the merger. As a result, the Company considered the guidance in SAB Topic 5M and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded a $116.6 million impairment charge on the statement of operations in “Gain (loss) on marketable securities”.
NOTE F — ASSET RETIREMENT OBLIGATION
The Company’s asset retirement obligation is reported in “Other long-term liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

	Post-merger	Pre-merger
	Period from	Period from	Pre-merger
	July 31 to	January 1 to	December 31,
(In thousands)	December 31, 2008	July 30, 2008	2007
Beginning balance	$59,278	$70,497	$59,280
Adjustment due to change in estimate of related costs	(3,123)	1,853	8,958
Accretion of liability	2,233	3,084	4,236
Liabilities settled	(2,796)	(2,558)	(1,977)

Ending balance	$55,592	$72,876	$70,497

The Company decreased the liability by $13.6 million as a result of a change in the discount rate used to fair value the liability in purchase accounting.

NOTE G — LONG-TERM DEBT
Long-term debt at December 31, 2008 and 2007 consisted of the following:

	Post-merger	Pre-merger
	December 31,	December 31,
(In thousands)	2008	2007
Senior Secured Credit Facilities:
Term loan A	$1,331,500	$—
Term loan B	10,700,000	—
Term loan C	695,879	—
Revolving Credit Facility	220,000	—
Delayed Draw Facility	532,500	—
Receivables Based Facility	445,609	—
Other Secured Long-term Debt	6,604	8,297

Total Consolidated Secured Debt	13,932,092	8,297

Senior Cash Pay Notes	980,000	—
Senior Toggle Notes	1,330,000	—
Clear Channel Senior Notes:
4.625% Senior Notes Due 2008	—	500,000
6.625% Senior Notes Due 2008	—	125,000
4.25% Senior Notes Due 2009	500,000	500,000
7.65% Senior Notes Due 2010	133,681	750,000
4.5% Senior Notes Due 2010	250,000	250,000
6.25% Senior Notes Due 2011	722,941	750,000
4.4% Senior Notes Due 2011	223,279	250,000
5.0% Senior Notes Due 2012	275,800	300,000
5.75% Senior Notes Due 2013	475,739	500,000
5.5% Senior Notes Due 2014	750,000	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Subsidiary level notes	—	644,860
Other long-term debt	69,260	97,822
$1.75 billion multi-currency revolving credit facility	—	174,619
Purchase accounting adjustments and original issue (discount) premium	(1,114,172)	(11,849)
Fair value adjustments related to interest rate swaps	—	11,438

	19,503,620	6,575,187
Less: current portion	562,923	1,360,199

Total long-term debt	$18,940,697	$5,214,988

The Company’s weighted average interest rate at December 31, 2008 was 6.0%. The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $17.2 billion and $5.9 billion at December 31, 2008 and 2007, respectively.

The following is a summary of the terms of the Company’s debt incurred in connection with the merger:
•	a $1.33 billion term loan A facility, with a maturity in July 2014;

•	a $10.7 billion term loan B facility with a maturity in January 2016;

•	a $695.9 million term loan C — asset sale facility, with a maturity in January 2016;

•	a $750.0 million delayed draw term loan facility with a maturity in January 2016 which may be drawn to purchase or redeem Clear Channel’s outstanding 7.65% senior notes due 2010, of which $532.5 million was drawn as of December 31, 2008;

•	a $500.0 million delayed draw term loan facility with a maturity in January 2016 may be drawn to purchase or redeem Clear Channel’s outstanding 4.25% senior notes due 2009, of which none was drawn as of December 31, 2008;

•	a $2.0 billion revolving credit facility with a maturity in July 2014, including a letter of credit sub-facility and a swingline loan sub-facility. At December 31, 2008, the outstanding balance on this facility was $220.0 million and, taking into account letters of credit of $304.1 million, $1.5 billion was available for future borrowings. Interest rates on this facility varied from 3.9% to 4.6%;

•	a $783.5 million receivables based credit facility with a maturity in July 2014 providing revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the merger closing date plus $250.0 million, subject to a borrowing base. At December 31, 2008 the outstanding balance on this facility was $445.6 million, which was the maximum available under the borrowing base; and

•	$980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.33 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
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
The Company is required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum. The Company is required to pay each delayed draw term facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term facilities, which initially is 1.825% per annum until the delayed draw term facilities are fully drawn or commitments thereunder terminated.
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

The senior secured credit facilities require the Company to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio. This financial covenant becomes effective on March 31, 2009 (maximum of 9.5:1) and will become more restrictive over time. The Company’s senior secured debt consists of the senior secured facilities, the receivables based facility and certain other secured subsidiary debt. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 6.4:1 at December 31, 2008. The Company’s consolidated EBITDA is calculated as its trailing twelve months operating income before depreciation, amortization, impairment charge, non-cash compensation, other operating income — net and merger expenses of $1.8 billion adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $100.0 million; (ii) an increase of $43.1 million for cash received from nonconsolidated affiliates; (iii) an increase of $17.0 million for non-cash items; (iv) an increase of $95.9 million related to expenses incurred associated with our restructuring program; and (v) an increase of $82.4 million for various other items.
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

The margin percentage applicable to the receivables based credit facility which is (i) 1.40% in the case of base rate loans and (ii) 2.40% in the case of Eurocurrency rate loans subject to downward adjustments if the Company’s leverage ratio of total debt to EBITDA decreases below 7 to 1.
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
The senior toggle notes mature on August 1, 2016 and may require a special redemption on August 1, 2015. The Company may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.
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

Subsidiary Level Notes
AMFM Operating Inc. (“AMFM”), a wholly-owned subsidiary of the Company, had outstanding 8% senior notes due 2008. An aggregate principal amount of $639.2 million of the 8% senior notes was repurchased pursuant to a tender offer and consent solicitation in connection with the merger and a loss of $8.0 million was recorded in “Other income (expense) — net” in the pre-merger consolidated income statement. The remaining 8% senior notes were redeemed at maturity on November 1, 2008.
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
Tender Offers
On August 7, 2008, Clear Channel announced that it commenced a cash tender offer and consent solicitation for its outstanding $750.0 million principal amount of 7.65% senior notes due 2010. The tender offer and consent payment expired on September 9, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $363.9 million. Clear Channel recorded a loss of $21.8 million in “Other income (expense) — Net” during the pre-merger period as a result of the tender.
On November 24, 2008, Clear Channel announced that it commenced another cash tender offer to purchase its outstanding 7.65% Senior Notes due 2010. The tender offer and consent payment expired on December 23, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $252.4 million. The Company recorded a gain of $74.7 million in “Other income (expense) — Net” during the post-merger period as a result of the tender.
Clear Channel also announced on November 24, 2008 that its indirect wholly-owned subsidiary, CC Finco, LLC, commenced a cash tender offers for Clear Channel’s outstanding 6.25% Senior Notes due 2011 (“6.25 Notes”), Clear Channel’s outstanding 4.40% Senior Notes due 2011 (“4.40% Notes”), Clear Channel’s outstanding 5.00% Senior Notes due 2012 (“5.00% Notes”) and Clear Channel’s outstanding 5.75% Senior Notes due 2013 (“5.75% Notes”). The tender offers and consent payments expired on December 23, 2008. The aggregate principal amounts of the 6.25% Notes, 4.40% Notes, 5.00% Notes and 5.75% Notes validly tendered and accepted for payment pursuant to the tender offers was $27.1 million, $26.7 million, $24.2 million and $24.3 million, respectively, and CC Finco, LLC purchased and currently holds such tendered notes. The Company recorded an aggregate gain of $49.7 million in “Other income (expense) — Net” during the post-merger period as a result of the tenders.
Other
All purchase accounting fair value adjustments to debt, fees and initial offering discounts are being amortized as interest expense over the life of the respective notes.

Future maturities of long-term debt at December 31, 2008 are as follows:

(In thousands)
2009	$569,527
2010	417,779
2011	1,162,280
2012	674,282
2013	822,372
Thereafter	16,971,552

Total (1)	$20,617,792

(1)	Excludes a negative purchase accounting fair value adjustment of $1.1 billion, which is amortized through interest expense over the life of the underlying debt obligations.
NOTE H — FINANCIAL INSTRUMENTS
The Company has entered into $6.0 billion aggregate notional amount of interest rate swaps. The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its interest rate swaps. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps. However, the Company considers this risk to be low.
Interest Rate Swaps
The Company’s aggregate $6.0 billion notional amount interest rate swap agreements are designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income. The Company entered into the swaps to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest-rate changes on future interest expense. The aggregate fair value of these interest rate swaps of $118.8 million was recorded on the balance sheet as “Other long-term liabilities” at December 31, 2008. Accumulated other comprehensive income is adjusted to reflect the change in the fair value of the swaps. The balance in other comprehensive income was $75.1 million at December 31, 2008. No ineffectiveness was recorded in earnings related to these interest rate swaps.
Clear Channel had $1.1 billion of interest rate swaps at December 31, 2007 that were designated as fair value hedges of the underlying fixed-rate debt obligations. On December 31, 2007, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other long-term assets” with the offset recorded in “Long-term debt” of approximately $11.4 million. Clear Channel terminated these interest rate swaps effective July 10, 2008 and received proceeds of approximately $15.4 million. These interest rate swaps were recorded on the balance sheet at fair value, which was equivalent to the proceeds received.
Secured Forward Exchange Contracts
In 2001, Clear Channel Investments, Inc., a wholly owned subsidiary of Clear Channel, entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of its investment in American Tower Corporation (“AMT”). The AMT contracts had a value of $17.0 million recorded in “Other long term liabilities” at December 31, 2007. These contracts were not designated as a hedge of the Clear Channel’s cash flow exposure of the forecasted sale of the AMT shares. During the years ended December 31, 2007 and 2006, Clear Channel recognized losses of $6.7 million and $22.0 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of these contracts. To offset the change in the fair value of these contracts, Clear Channel recorded AMT shares as trading securities. During the years ended December 31, 2007 and 2006, Clear Channel recognized income of $10.7 million and $20.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares. Clear Channel terminated the contracts effective June 13, 2008, receiving net proceeds of $15.2 million. A net gain of $27.0 million was recorded in the pre-merger period in “Gain on marketable securities” related to terminating the contracts and selling the underlying AMT shares.

Foreign Currency Rate Management
Clear Channel held two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $127.4 million at December 31, 2007 and were recorded in “Other long-term obligations”. Clear Channel designated the cross currency swaps as a hedge of its net investment in Euro denominated assets. Clear Channel recorded all changes in the fair value of the cross currency swaps and the semiannual cash payments as a cumulative translation adjustment in other comprehensive income (loss). As of December 31, 2007, a $73.5 million loss, net of tax, was recorded as a cumulative translation adjustment to “Other comprehensive income (loss)” related to the cross currency swaps. Clear Channel terminated its cross currency swap contracts on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand. The contracts were recorded on the balance sheet at fair value, which was equivalent to the cash paid to terminate them. The related fair value adjustments in other comprehensive income were deleted when the merger took place.
NOTE I — FAIR VALUE MEASUREMENTS
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
The Company’s marketable equity securities and interest rate swaps are measured at fair value on each reporting date.
The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at December 31, 2008 was $27.1 million.
The Company’s aggregate $6.0 billion notional amount of interest rate swap agreements are designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income. The Company entered into the swaps to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest-rate changes on future interest expense. Due to the fact that the inputs to the model used to estimate fair value are either directly or indirectly observable, the Company classified the fair value measurements of these agreements as Level 2. The aggregate fair value of the interest rate swaps at December 31, 2008 was a liability of $118.8 million.
NOTE J — COMMITMENTS AND CONTINGENCIES
The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in EITF 01-8, Determining Whether an Arrangement Contains a Lease (“EITF 01-8”), Financial Accounting Standards No. 13, Accounting for Leases, Financial Accounting Standards No. 29, Determining Contingent Rentals an amendment of FASB Statement No. 13 (“Statement 29”) and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB 85-3”).
The Company considers its non-cancelable contracts that enable it to display advertising on buses, taxis, trains, bus shelters, etc. to be leases in accordance with the guidance in EITF 01-8. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis in accordance with FTB 85-3. If the rental increases are not scheduled in the lease, for example an increase based on the CPI, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals under Statement 29, and records these payments as expense when accruable.
The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in FTB 85-3. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases. The Company accounts for these leases in accordance with the policies described above.
The Company’s contracts with municipal bodies or private companies relating to street furniture, billboard, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract. The Company owns these structures and is generally allowed to advertise on them for the remaining term of the contract. Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.
Certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures. Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.
As of December 31, 2008, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
(In thousands)	Operating Leases	Contracts	Expenditures
2009	$383,568	$673,900	$76,760
2010	337,654	454,402	44,776
2011	290,230	404,659	17,650
2012	247,364	265,011	4,666
2013	220,720	206,755	4,670
Thereafter	1,265,574	643,535	3,141

Total	$2,745,110	$2,648,262	$151,663

Rent expense charged to continuing operations for the post-merger period ended December 31, 2008 was $526.6 million. Rent expense charged to continuing operations for the pre-merger period ended July 30, 2008 was $755.4 million. Rent expense charged to continuing operations for the pre-merger periods 2007 and 2006 was $1.2 billion and $1.1 billion, respectively.
In November 2006 Plaintiff Grantley Patent Holdings, Ltd. sued Clear Channel and nine of its subsidiaries for patent infringement in the United States District Court for the Eastern District of Texas, as described in more detail in the Company’s Quarterly Report on Form 10-Q filed November 10, 2008 for the quarter ended September 30, 2008. On December 29, 2008, the parties entered into a settlement agreement. The settlement is on terms that are not material to us and does not constitute an admission of wrongdoing or liability by us.
The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by federal and state laws mandating compensation for such loss and constitutional restraints.

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2008, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2008, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
The Company is a party to various put agreements that may require additional investments to be made by the Company in the future. The put values are contingent upon the financial performance of the investee and are typically based on the investee meeting certain EBITDA targets, as defined in the agreement. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.
NOTE K — GUARANTEES
At December 31, 2008, the Company guaranteed $39.8 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of December 31, 2008, no amounts were outstanding under these agreements.
As of December 31, 2008, the Company had outstanding commercial standby letters of credit and surety bonds of $367.6 million and $211.4 million, respectively. Letters of credit in the amount of $154.8 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.
These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.
NOTE L — INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Post-merger	Pre-merger
	period ended	period ended
	December 31,	July 30,	Pre-merger	Pre-merger
(In thousands)	2008	2008	2007	2006
Current — federal	$(100,578)	$(6,535)	$187,700	$211,444
Current — foreign	15,755	24,870	43,776	40,454
Current — state	8,094	8,945	21,434	26,765

Total current (benefit) expense	(76,729)	27,280	252,910	278,663
Deferred — federal	(555,679)	145,149	175,524	185,053
Deferred — foreign	(17,762)	(12,662)	(1,400)	(9,134)
Deferred — state	(46,453)	12,816	14,114	15,861

Total deferred (benefit) expense	(619,894)	145,303	188,238	191,780

Income tax (benefit) expense	$(696,623)	$172,583	$441,148	$470,443

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Deferred tax liabilities:
Intangibles and fixed assets	$2,332,924	$921,497
Long-term debt	352,057	—
Unrealized gain in marketable securities	—	20,715
Foreign	87,654	7,799
Equity in earnings	27,872	44,579
Investments	15,268	17,585
Deferred Income	—	4,940
Other	25,836	11,814

Total deferred tax liabilities	2,841,611	1,028,929

Deferred tax assets:
Accrued expenses	129,684	91,080
Long-term debt	—	56,026
Unrealized gain in marketable securities	29,438	—
Net operating loss/Capital loss carryforwards	319,530	521,187
Bad debt reserves	28,248	14,051
Deferred Income	976	—
Other	17,857	90,511

Total gross deferred tax assets	525,733	772,855
Valuation allowance	319,530	516,922

Total deferred tax assets	206,203	255,933

Net deferred tax liabilities	$2,635,408	$772,996

For the year ended December 31, 2008, the Company recorded approximately $2.5 billion in additional deferred tax liabilities associated with the applied purchase accounting adjustments resulting from the acquisition of Clear Channel. The additional deferred tax liabilities primarily relate to differences between the purchase accounting adjusted book basis and the historical tax basis of the Company’s intangible assets. During the post-merger period ended December 31, 2008, the Company recorded an impairment charge to its FCC licenses, permits and tax deductible goodwill resulting in a decrease of approximately $648.2 million in recorded deferred tax liabilities. Included in the Company’s net deferred tax liabilities are $43.9 million and $20.9 million of current net deferred tax assets for 2008 and 2007, respectively. The Company presents these assets in “Other current assets” on its consolidated balance sheets. The remaining $2.7 billion and $793.9 million of net deferred tax liabilities for 2008 and 2007, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.
At December 31, 2008, net deferred tax liabilities include a deferred tax asset of $16.1 million relating to stock-based compensation expense under Statement 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire tax benefit currently reflected in its balance sheet.
The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, permits and tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with Statement 142, the Company no longer amortizes FCC licenses and permits. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits. As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.

During 2005, Clear Channel recognized a capital loss of approximately $2.4 billion as a result of the spin-off of Live Nation. Of the $2.4 billion capital loss, approximately $734.5 million was used to offset capital gains recognized in 2002, 2003 and 2004 and Clear Channel received the related $257.0 million tax refund on October 12, 2006. During 2008, Clear Channel used $585.3 million of the capital loss to offset the gain on sale of its television business and certain radio stations. As of December 31, 2008, the remaining capital loss carryforward is approximately $699.6 million and it can be used to offset future capital gains through 2009. The Company has recorded an after tax valuation allowance of $257.4 million related to the capital loss carryforward due to the uncertainty of the ability to utilize the carryforward prior to its expiration. If the Company is able to utilize the capital loss carryforward in future years, the valuation allowance will be released and be recorded as a current tax benefit in the year the losses are utilized.
The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

	Post-merger period ended		Pre-merger period ended
	December 31, 2008		July 30, 2008		2007		2006
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory rates	$(2,008,040)	35%	$205,108	35%	$448,298	35%	$399,423	35%
State income taxes, net of federal tax benefit	(38,359)	1%	21,760	4%	35,548	3%	42,626	4%
Foreign taxes	95,478	(2%)	(29,606)	(5%)	(8,857)	(1%)	6,391	1%
Nondeductible items	1,591	(0%)	2,464	0%	6,228	0%	2,607	0%
Changes in valuation allowance and other estimates	53,877	(1%)	(32,256)	(6%)	(34,005)	(3%)	16,482	1%
Impairment charge	1,194,182	(21%)	—	—	—	—	—	—
Other, net	4,648	(0%)	5,113	1%	(6,064)	(0%)	2,914	0%

	$(696,623)	12%	$172,583	29%	$441,148	34%	$470,443	41%

A tax benefit was recorded for the post-merger period ended December 31, 2008 of 12% and reflects the Company’s ability to recover a limited amount of the Company’s prior period tax liabilities through certain net operating loss carrybacks. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed; the Company cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future period net operating losses. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax valuation allowances would be required on those deferred tax assets. The effective tax rate for the post-merger period was primarily impacted due to the impairment charge. In addition, the Company recorded a valuation allowance on certain net operating losses generated during the post-merger period that are not able to be carried back to prior years. The effective tax rate for the pre-merger period was primarily impacted by the tax effect of the disposition of certain radio broadcasting assets and investments.
During 2007, Clear Channel utilized approximately $2.2 million of net operating loss carryforwards, the majority of which were generated by certain acquired companies prior to their acquisition by Clear Channel. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense for the year ended December 31, 2007. Clear Channel’s effective income tax rate for 2007 was 34.4% as compared to 41.2% for 2006. For 2007, the effective tax rate was primarily affected by the recording of current tax benefits of approximately $45.7 million related to the settlement of several tax positions with the Internal Revenue Service (“IRS”) for the 1999 through 2004 tax years and deferred tax benefits of approximately $14.6 million related to the release of valuation allowances for the use of certain capital loss carryforwards. These tax benefits were partially offset by additional current tax expense being recorded in 2007 due to an increase in Income before income taxes of $139.6 million.
During 2006, Clear Channel utilized approximately $70.3 million of net operating loss carryforwards, the majority of which were generated during 2005. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense for the year ended December 31, 2006. In addition, current tax expense was reduced by approximately $22.1 million related to the disposition of certain operating assets and the filing of an amended tax return during 2006. As discussed above, the Company recorded a capital loss on the spin-off of Live Nation. During 2006 the amount of capital loss carryforward and the related valuation allowance was adjusted to the final amount reported on our 2005 filed tax return.
The remaining federal net operating loss carryforwards of $168.8 million expires in various amounts from 2009 to 2028.
The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in a decrease of $0.2 million to the January 1, 2007 balance of “Retained deficit”, an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $123.0 million in “Deferred income taxes”. The total amount of unrecognized tax benefits at January 1, 2007 was $416.1 million, inclusive of $89.6 million for interest.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2008 and 2007 was $53.5 million and $43.0 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2008 and 2007 was $267.8 million and $237.1 million, respectively, and is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheets. Of this total, $250.0 million at December 31, 2008 represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods.

	Post-merger period	Pre-merger period
	ended December 31,	ended July 30,	Pre-merger
Unrecognized Tax Benefits (In thousands)	2008	2008	2007
Balance at beginning of period	$207,884	$194,060	$326,478
Increases for tax position taken in the current year	35,942	8,845	18,873
Increases for tax positions taken in previous years	3,316	7,019	45,404
Decreases for tax position taken in previous years	(20,564)	(1,764)	(175,036)
Decreases due to settlements with tax authorities	(9,975)	(276)	(21,200)
Decreases due to lapse of statute of limitations	(2,294)	—	(459)

Balance at end of period	$214,309	$207,884	$194,060

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As stated above, the Company settled several federal tax positions with the Internal Revenue Service (“IRS”) during the year ended December 31, 2007. As a result of the settlement the Company reduced its balance of unrecognized tax benefits by $246.2 million. During 2008, the Company favorably settled certain issues in foreign jurisdictions that resulted in the decrease in unrecognized tax benefits. In addition, as a result of the currency fluctuations during 2008, the balance of unrecognized tax benefits decreased approximately $12.0 million. The IRS is currently auditing the Company’s 2005 and 2006 tax years. The Company does not expect to resolve any material federal tax positions within the next twelve months. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2000.
NOTE M — SHAREHOLDERS’ EQUITY
In connection with the merger, the Company issued approximately 23.6 million shares of Class A common stock, approximately 0.6 million shares of Class B common stock and approximately 59.0 million shares of Class C common stock. Every holder of shares of Class A common stock is entitled to one vote for each share of Class A common stock. Every holder of shares of Class B common stock is entitled to a number of votes per share equal to the number obtained by dividing (a) the sum of the total number of shares of Class B common stock outstanding as of the record date for such vote and the number of shares of Class C common stock outstanding as of the record date for such vote by (b) the number of shares of Class B common stock outstanding as of the record date for such vote.Except as otherwise required by law, the holders of outstanding shares of Class C common stock are not entitled to any votes upon any matters presented to our stockholders.

Except with respect to voting as described above, and as otherwise required by law, all shares of Class A common stock, Class B common stock and Class C common stock have the same powers, privileges, preferences and relative participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, and will be identical to each other in all respects.
Vesting of certain Clear Channel stock options and restricted stock awards was accelerated upon closing of the merger. As a result, except for certain executive officers and holders of certain options that could not, by their terms, be cancelled prior to their stated expiration date, holders of stock options received cash or, if elected, an amount of Company stock, in each case equal to the intrinsic value of the awards based on a market price of $36.00 per share. Holders of restricted stock awards received $36.00 per share in cash, without interest, if elected, or a share of Company stock per share of Clear Channel restricted stock. Approximately $39.2 million of share-based compensation was recognized in the pre-merger period as a result of the accelerated vesting of the stock options and restricted stock awards.
Dividends
Clear Channel’s Board of Directors declared quarterly cash dividends as follows.
(In millions, except per share data)

	Amount per
Declaration	Common
Date	Share	Record Date	Payment Date	Total Payment
2007:
February 21, 2007	0.1875	March 31, 2007	April 15, 2007	$93.0
April 19, 2007	0.1875	June 30, 2007	July 15, 2007	93.4
July 27, 2007	0.1875	September 30, 2007	October 15, 2007	93.4
December 3, 2007	0.1875	December 31, 2007	January 15, 2008	93.4
Clear Channel did not declare dividends in 2008. The Company currently does not intend to pay regular quarterly cash dividends on the shares of its Class A common stock. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.
Share-Based Payments
Stock Options
Prior to the merger, Clear Channel granted options to purchase its common stock to its employees and directors and its affiliates under its various equity incentive plans typically at no less than the fair value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with Clear Channel or one of its affiliates. Prior to acceleration, if any, in connection with the merger, these options vested over a period of up to five years. All equity incentive plans contained anti-dilutive provisions that permitted an adjustment of the number of shares of Clear Channel’s common stock represented by each option for any change in capitalization.
At July 30, 2008, immediately prior to the effectiveness of the merger, there were 23,433,092 outstanding Clear Channel stock options held by Clear Channel’s employees and directors under Clear Channel’s equity incentive plans. Of these Clear Channel stock options, 7,407,103 had an exercise price below $36.00, and were considered “in the money.” Each Clear Channel stock option that was outstanding and unexercised as of the date of the merger, other than certain stock options described below, whether vested or unvested, automatically became fully vested and converted into the right to receive a cash payment or equity in the Company equal to the value of the product of the excess, if any, of the $36.00 over the exercise price per share of the Clear Channel stock option. Following the merger, Clear Channel stock options automatically ceased to exist and are no longer outstanding and, following the receipt of the cash payment or equity, if any, described in the preceding sentence, the holders thereof ceased to have any rights with respect to Clear Channel stock options.

Some of the outstanding “in the money” Clear Channel stock options held by certain executive officers were not converted into the right to receive a cash payment or equity in the Company based on their intrinsic value on the date of the merger, but rather were converted into options to purchase shares of the Company following the merger. Such conversions were based on the fair market value of Company stock on the merger date and also preserved the aggregate spread value of the converted options. An aggregate of 1,749,075 shares of Clear Channel stock options held by these executive officers with a weighted average exercise price of $32.63 per share were converted into vested stock options to purchase 235,393 shares of the Company’s Class A common stock with a weighted average exercise price of $10.99 per share. Additionally, vested options to acquire 170,329 shares of Clear Channel common stock at a weighted average exercise price of $57.28 on the date of the merger could not, by their terms, be cancelled prior to their stated expiration date. These stock options were converted, on a one-for-one basis, into stock options to acquire shares of the Company’s Class A common stock.
The following table presents a summary of Clear Channel’s stock options outstanding at and stock option activity during the pre-merger period from January 1 through July 30, 2008 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price
Outstanding, January 1, 2008	30,643	$43.56
Granted	—	n/a
Exercised (a)	(438)	30.85
Forfeited	(298)	31.47
Expired	(22,330)	47.61
Settled at merger (b)	(5,658)	32.16
Converted into options in the Company	(1,919)	34.82

Outstanding, July 30, 2008	0	n/a

(a)	Cash received from option exercises during the pre-merger period from January 1 through July 30, 2008 was $13.5 million, and Clear Channel received an income tax benefit of $0.9 million relating to the options exercised during the pre-merger period from January 1 through July 30, 2008. The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow is not material. The total intrinsic value of options exercised during the pre-merger period from January 1 through July 30, 2008 was $1.7 million.

(b)	Clear Channel received an income tax benefit of $8.1 million relating to the options settled upon the closing of the merger.
A summary of Clear Channel’s unvested options at December 31, 2007, and changes during the pre-merger period from January 1 through July 30, 2008, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Unvested, January 1, 2008	6,817	$10.80
Granted	—	n/a
Vested (a)	(6,519)	10.81
Forfeited	(298)	8.33

Unvested, July 30, 2008	0	n/a

(a)	The total fair value of options vested during the pre-merger period from January 1 through July 30, 2008 was $71.2 million. Upon closing of the merger, 4.1 million Clear Channel unvested stock options became vested. As a result, Clear Channel recorded $12.9 million in non-cash compensation expense on July 30, 2008.

In connection with, and prior to, the merger, the Company adopted a new equity incentive plan (“2008 Incentive Plan”), under which it grants options to purchase its Class A common stock to its employees and directors and its affiliates at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. The 2008 Incentive Plan contains antidilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
On July 30, 2008, the Company granted 7,417,307 options to purchase Class A common stock to certain key executives at $36.00 per share under the 2008 Incentive Plan. Of these options, 3,166,830 will vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over five years if certain predetermined performance targets are met. All options were granted for a term of ten years and will be forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company. The fair value of the portion of options that vest based on continued service was estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions was estimated on the grant date using a Monte Carlo model. Expected volatilities were based on implied volatilities from traded options on peer companies, historical volatility on peer companies’ stock, and other factors. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The Company used historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of these options:

Expected volatility	58%
Expected life in years	5.5 — 7.5
Risk-free interest rate	3.46% — 3.83%
Dividend yield	0%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the post-merger period from July 31 through December 31, 2008 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Clear Channel options converted	406	$30.42
Granted (a)	7,417	36.00
Exercised	—	n/a
Forfeited	(64)	36.00
Expired	(8)	46.32

Outstanding, December 31, 2008	7,751	35.70	9.28 years	$0

Exercisable	397	30.05	3.73 years	$0
Expect to Vest	3,004	36.00	9.58 years	$0

(a)	The weighted average grant date fair value of options granted on July 30, 2008 was $21.20. Non-cash compensation expense has not been recorded with respect to 4.3 million shares of this grant as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of the Company’s unvested options and changes during the post-merger period from July 31 through December 31, 2008, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Granted	7,417	$21.20
Vested	—	n/a
Forfeited	(63)	20.73

Unvested, December 31, 2008	7,354	21.20

Restricted Stock Awards
Prior to the merger, Clear Channel granted restricted stock awards to its employees and directors and its affiliates under its various equity incentive plans. These common shares held a legend which restricted their transferability for a term of up to five years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with Clear Channel prior to the lapse of the restriction. Recipients of the restricted stock awards were entitled to all cash dividends as of the date the award was granted.
At July 30, 2008, there were 2,692,904 outstanding Clear Channel restricted stock awards held by Clear Channel’s employees and directors under Clear Channel’s equity incentive plans. Pursuant to the Merger Agreement, 1,876,315 of the Clear Channel restricted stock awards became fully vested and converted into the right to receive, with respect to each share of such restricted stock, a cash payment or equity in the Company equal to the value of $36.00 per share. The remaining 816,589 shares of Clear Channel restricted stock were converted on a one-for-one basis into restricted stock of the Company. These converted shares continue to vest in accordance with their original terms. Following the merger, Clear Channel restricted stock automatically ceased to exist and is no longer outstanding, and, following the receipt of the cash payment or equity, if any, described above, the holders thereof no longer have any rights with respect to Clear Channel restricted stock.
The following table presents a summary of Clear Channel’s restricted stock outstanding at and restricted stock activity during the pre-merger period from January 1 through July 30, 2008 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2008	3,301	$34.52
Granted	—	n/a
Vested (restriction lapsed) (a)	(470)	36.58
Forfeited	(138)	33.60
Settled at merger (b)	(1,876)	32.53
Converted into restricted stock of the Company	(817)	38.06

Outstanding, July 30, 2008	0	n/a

(a)	Clear Channel received an income tax benefit of $6.5 million relating to restricted shares that vested during the pre-merger period from January 1 through July 30, 2008.

(b)	Upon closing of the merger, 1.9 million shares of Clear Channel restricted stock became vested. As a result, Clear Channel recorded $26.3 million in non-cash compensation on July 30, 2008. Clear Channel received an income tax benefit of $25.4 million relating to the restricted shares settled upon closing of the merger, $23.2 million was recorded as a tax benefit on the consolidated statements of operations and $2.2 million was recorded to additional paid in capital.
On July 30, 2008, the Company granted 555,556 shares of restricted stock to each its Chief Executive Officer and Chief Financial Officer under its 2008 Incentive Plan. The aggregate fair value of these awards was $40.0 million, based on the market value of a share of the Company’s Class A common stock on the grant date, or $36.00 per share. These Class A common shares are subject to restrictions on their transferability, which lapse ratably over a term of five years and will be forfeited, except in certain circumstances, in the event the employee terminates his employment or relationship with the Company prior to the lapse of the restriction. The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the post-merger period from July 31 through December 31, 2008 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Clear Channel restricted stock converted	817	$36.00
Granted	1,111	36.00
Vested (restriction lapsed)	(1)	36.00
Forfeited	(40)	36.00

Outstanding, December 31, 2008	1,887	36.00

Subsidiary Share-Based Awards
The Company’s subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCO”), grants options to purchase shares of its Class A common stock to its employees and directors and its affiliates under its equity incentive plan typically at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCO or one of its affiliates. These options vest over a period of up to five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCO’s common stock represented by each option for any change in capitalization.
Prior to CCO’s IPO, CCO did not have any compensation plans under which it granted stock awards to employees. However, Clear Channel had granted certain of CCO’s officers and other key employees, stock options to purchase shares of Clear Channel’s common stock under its own equity incentive plans. Concurrent with the closing of CCO’s IPO, all such outstanding options to purchase shares of Clear Channel’s common stock held by CCO employees were converted using an intrinsic value method into options to purchase shares of CCO Class A common stock.
The fair value of each option awarded on CCO common stock is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on CCO’s stock, historical volatility on CCO’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. CCO uses historical data to estimate option exercises and employee terminations within the valuation model. CCO includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of CCO’s options on the date of grant:

	Post-Merger	Pre-Merger
	Period from	Period from
	July 31	January 1
	through	through	Year Ended	Year Ended
	December 31,	July 30,	December 31,	December 31,
	2008	2008	2007	2006
Expected volatility	n/a	27%	27%	27%
Expected life in years	n/a	5.5 — 7.0	5.0 — 7.0	5.0 — 7.5
Risk-free interest rate	n/a	3.24% — 3.38%	4.76% — 4.89%	4.58% — 5.08%
Dividend yield	n/a	0%	0%	0%

The following table presents a summary of CCO’s stock options outstanding at and stock option activity during the year ended December 31, 2008 (“Price” reflects the weighted average exercise price per share):

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Pre-Merger
Outstanding, January 1, 2008	7,536	$23.08
Granted (a)	1,881	20.64
Exercised (b)	(233)	18.28
Forfeited	(346)	19.95
Expired	(548)	30.62

Outstanding, July 30, 2008	8,290	22.30

Post-Merger

Granted	—	n/a
Exercised	—	n/a
Forfeited	(49)	19.87
Expired	(528)	26.41

Outstanding, December 31, 2008	7,713	22.03	5.2 years	$—

Exercisable	2,979	24.28	2.4 years	—
Expect to vest	4,734	20.62	6.9 years	—

(a)	The weighted average grant date fair value of CCO options granted during the pre-merger prior from January 1, 2008 through July 30, 2008 was $7.10. The weighted average grant date fair value of CCO options granted during the pre-merger years ended December 31, 2007 and 2006 was $11.05 and $6.76, respectively.

(b)	Cash received from CCO option exercises during the pre-merger period from January 1, 2008 through July 30, 2008, was $4.3 million. Cash received from CCO option exercises during the pre-merger year ended December 31, 2007, was $10.8 million. The total intrinsic value of CCO options exercised during the pre-merger period from January 1, 2008 through July 30, 2008, was $0.7 million. The total intrinsic value of CCO options exercised during the pre-merger years ended December 31, 2007 and 2006, was $2.0 million and $0.3 million, respectively.

A summary of CCO’s nonvested options at and changes during the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Pre-Merger
Nonvested, January 1, 2008	4,622	$7.01
Granted	1,881	7.10
Vested (a)	(978)	5.81
Forfeited	(346)	7.01

Nonvested, July 31, 2008	5,179	7.28

Post-Merger

Granted	—	n/a
Vested (a)	(396)	5.81
Forfeited	(49)	7.17

Nonvested, December 31, 2008	4,734	7.40

(a)	The total fair value of CCO options vested during the pre-merger period from January 1, 2008 through July 30, 2008 was $5.7 million. The total fair value of CCO options vested during the post-merger period from July 31 through December 31, 2008 was $2.3 million. The total fair value of CCO options vested during the pre-merger years ended December 31, 2007 and 2006, was $2.0 million and $1.6 million, respectively.
Restricted Stock Awards
CCO also grants restricted stock awards to employees and directors of CCO and its affiliates. These common shares hold a legend which restricts their transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCO prior to the lapse of the restriction. Restricted stock awards are granted under the CCO equity incentive plan.
The following table presents a summary of CCO’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2008 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Pre-Merger
Outstanding, January 1, 2008	491	$24.57
Granted	—	n/a
Vested (restriction lapsed)	(72)	29.03
Forfeited	(15)	25.77

Outstanding, July 30, 2008	404	23.76

Post-Merger

Granted	—	n/a
Vested (restriction lapsed)	(46)	18.00
Forfeited	(7)	21.34

Outstanding, December 31, 2008	351	24.54

Share-based compensation cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the five months ended December 31, 2008, the seven months ended July 30, 2008 and the years ended December 31, 2007 and 2006:

	Post-Merger	Pre-Merger
	July 31	January 1	Year Ended	Year Ended
	December 31,	July 30,	December 31,	December 31,
(In thousands)	2008	2008	2007	2006
Direct Expense	$4,631	$21,162	$16,975	$16,142
Selling, General & Administrative Expense	2,687	21,213	14,884	16,762
Corporate Expense	8,593	20,348	12,192	9,126

Total Share Based Compensation Expense	$15,911	$62,723	$44,051	$42,030

As of December 31, 2008, there was $130.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over four years. In addition, as of December 31, 2008, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.
Reconciliation of Earnings (Loss) per Share

	Post-merger	Pre-merger
	period ended	period ended
	December 31,	July 30,	Pre-merger	Pre-merger
(In thousands, except per share data)	2008	2008	2007	2006
NUMERATOR:
Income (loss) before discontinued operations	$(5,040,153)	$396,289	$792,674	$638,839
Income (loss) from discontinued operations, net	(1,845)	640,236	145,833	52,678

Net income (loss) — basic and diluted	(5,041,998)	1,036,525	938,507	691,517

DENOMINATOR:
Weighted average common shares — basic	81,242	495,044	494,347	500,786

Effect of dilutive securities:
Stock options and common stock warrants (a)	—	1,475	1,437	853

Denominator for net income (loss) per common share — diluted	81,242	496,519	495,784	501,639

Net income (loss) per common share:
Income (loss) before discontinued operations — Basic	$(62.04)	$.80	$1.60	$1.27
Discontinued operations — Basic	(.02)	1.29	.30	.11

Net income (loss) — Basic	$(62.06)	$2.09	$1.90	$1.38

Income (loss) before discontinued operations — Diluted	$(62.04)	$.80	$1.60	$1.27
Discontinued operations — Diluted	(.02)	1.29	.29	.11

Net income (loss) — Diluted	$(62.06)	$2.09	$1.89	$1.38

(a)	7.6 million, 7.8 million, 22.2 million and 24.2 million stock options were outstanding at July 30, 2008, December 31, 2008, December 31, 2007 and December 31, 2006 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

NOTE N — EMPLOYEE STOCK AND SAVINGS PLANS
The Company has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and the Company will match a portion of such an employee’s contribution. Employees vest in these Company matching contributions based upon their years of service to the Company. Contributions from continuing operations to these plans of $12.4 million for the post-merger period ended December 31, 2008 and $17.9 million for the pre-merger period ended July 30, 2008 were charged to expense. Contributions from continuing operations to these plans of $39.1 million and $36.2 million were charged to expense for 2007 and 2006, respectively.
Clear Channel sponsored a non-qualified employee stock purchase plan for all eligible employees. Under the plan, employees were provided with the opportunity to purchase shares of the Clear Channel’s common stock at 95% of the market value on the day of purchase. During each calendar year, employees were able to purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever was lower. During 2006, employees purchased 144,444 shares at weighted average share price of $28.56. The Company stopped accepting contributions to this plan, effective January 1, 2007, as a condition of its Merger Agreement. Clear Channel terminated this plan upon the closing of the merger and each share held under the plan was converted into the right to receive a cash payment equal to the value of $36.00 per share.
Clear Channel offered a non-qualified deferred compensation plan for its highly compensated executives, under which such executives were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. Clear Channel accounted for the plan in accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. The asset and liability under the nonqualified deferred compensation plan at December 31, 2007 were approximately $39.5 million recorded in “Other assets” and $40.9 million recorded in “Other long-term liabilities”, respectively. Clear Channel terminated this plan upon the closing of the merger and the related asset and liability of approximately $38.4 million were settled.
The Company offers a non-qualified deferred compensation plan for its highly compensated executives, under which such executives are able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company accounts for the plan in accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Matching credits on amounts deferred may be made in the Company’s sole discretion and the Company retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any Company matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan. In accordance with the provisions of EITF No. 97-14, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset and liability under the deferred compensation plan at December 31, 2008 were approximately $2.5 million recorded in “Other assets” and $2.5 million recorded in Other long-term liabilities”, respectively.

NOTE O — OTHER INFORMATION

	Post-merger	Pre-merger
	period ended	period ended	For the year ended
	December 31,	July 30,	December 31,
(In thousands)	2008	2008	2007	2006
The following details the components of “Other income (expense) — net”:
Foreign exchange gain (loss)	$21,323	$7,960	$6,743	$(8,130)
Gain (loss) on early redemption of debt	108,174	(13,484)	—	—
Other	2,008	412	(1,417)	(463)

Total other income (expense) — net	$131,505	$(5,112)	$5,326	$(8,593)

The following details the income tax expense (benefit) on items of other comprehensive income (loss):
Foreign currency translation adjustments	$(20,946)	$(24,894)	$(16,233)	$(22,012)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	$—	$(27,047)	$(5,155)	$(37,091)
Unrealized gain (loss) on cash flow derivatives	$(43,706)	$—	$(1,035)	$46,662

	As of December 31,
(In thousands)	2008	2007
The following details the components of “Other current assets”:	Post-merger	Pre-merger
Inventory	$28,012	$27,900
Deferred tax asset	43,903	20,854
Deposits	7,162	27,696
Other prepayments	53,280	90,631
Income taxes receivable	46,615	—
Other	83,216	76,167

Total other current assets	$262,188	$243,248

	As of December 31,
(In thousands)	2008	2007
The following details the components of “Other assets”:	Post-merger	Pre-merger
Prepaid expenses	$125,768	$18,709
Deferred loan costs	295,143	11,678
Deposits	27,943	14,507
Prepaid rent	92,171	74,077
Other prepayments	16,685	70,265
Prepaid income taxes	—	75,096
Non-qualified plan assets	2,550	39,459

Total other assets	$560,260	$303,791

	As of December 31,
	2008	2007
(In thousands)	Post-merger	Pre-merger
The following details the components of “Other long-term liabilities”:
FIN 48 unrecognized tax benefits	$266,852	$237,085
Asset retirement obligation	55,592	70,497
Non-qualified plan liabilities	2,550	40,932
SAILS obligation	—	103,849
Interest rate swap	118,785	—
Other	131,960	115,485

Total other long-term liabilities	$575,739	$567,848

	2008	2007
	Post-merger	Pre-merger
The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$(364,164)	$314,282
Cumulative unrealized gain (losses) on securities	(95,669)	67,693
Reclassification adjustments	95,687	—
Cumulative unrealized gain (losses) on cash flow derivatives	(75,079)	1,723

Total accumulated other comprehensive income (loss)	$(439,225)	$383,698

NOTE P — SEGMENT DATA
The Company’s reportable operating segments, which it believes best reflects how the Company is currently managed, are radio broadcasting, Americas outdoor advertising and international outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of our operations primarily in the United States, Canada and Latin America, with approximately 92% of its 2008 revenue in this segment derived from the United States. The international outdoor segment includes operations in Europe, Asia and Australia. The Americas and international display inventory consists primarily of billboards, street furniture displays and transit displays. The other category includes our media representation firm as well as other general support services and initiatives which are ancillary to our other businesses. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

		Americas	International
	Radio	Outdoor	Outdoor		Corporate and other
(In thousands)	Broadcasting	Advertising	Advertising	Other	reconciling items	Eliminations	Consolidated
Post-Merger Period from July 31, 2008 through December 31, 2008
Revenue	$1,355,894	$587,427	$739,797	$97,975	$—	$(44,152)	$2,736,941
Direct operating expenses	409,090	276,602	486,102	46,193	—	(19,642)	1,198,345
Selling, general and administrative expenses	530,445	114,260	147,264	39,328	—	(24,510)	806,787
Depreciation and amortization	90,166	90,624	134,089	24,722	8,440	—	348,041
Corporate expenses	—	—	—	—	102,276	—	102,276
Merger expenses	—	—	—	—	68,085	—	68,085
Impairment charge	—	—	—	—	5,268,858	—	5,268,858
Other operating income - net	—	—	—	—	13,205	—	13,205

Operating income (loss)	$326,193	$105,941	$(27,658)	$(12,268)	$(5,434,454)	$—	$(5,042,246)

Intersegment revenues	$15,926	$3,985	$—	$24,241	$—	$—	$44,152
Identifiable assets	$11,905,689	$5,187,838	$2,409,652	$1,016,073	$606,211	$—	$21,125,463
Capital expenditures	$24,462	$93,146	$66,067	$2,567	$4,011	$—	$190,253
Share-based payments	$3,399	$3,012	$797	$110	$8,593	$—	$15,911

Pre-Merger Period from January 1, 2008 through July 30, 2008
Revenue	$1,937,980	$842,831	$1,119,232	$111,990	$—	$(60,291)	$3,951,742
Direct operating expenses	570,234	370,924	748,508	46,490	—	(30,057)	1,706,099
Selling, general and administrative expenses	652,162	138,629	206,217	55,685	—	(30,234)	1,022,459
Depreciation and amortization	62,656	117,009	130,628	28,966	9,530	—	348,789
Corporate expenses	—	—	—	—	125,669	—	125,669
Merger expenses	—	—	—	—	87,684	—	87,684
Other operating income — net	—	—	—	—	14,827	—	14,827

Operating income (loss)	$652,928	$216,269	$33,879	$(19,151)	$(208,056)	$—	$675,869

Intersegment revenues	$23,551	$4,561	$—	$32,179	$—	$—	$60,291
Identifiable assets	$11,667,570	$2,876,051	$2,704,889	$558,638	$656,616	$—	$18,463,764
Capital expenditures	$37,004	$82,672	$116,450	$1,609	$2,467	$—	$240,202
Share-based payments	$34,386	$5,453	$1,370	$1,166	$20,348	$—	$62,723

		Americas	International
	Radio	Outdoor	Outdoor		Corporate and other
(In thousands)	Broadcasting	Advertising	Advertising	Other	reconciling items	Eliminations	Consolidated
Pre-merger 2007
Revenue	$3,558,534	$1,485,058	$1,796,778	$207,704	$—	$(126,872)	$6,921,202
Direct operating expenses	982,966	590,563	1,144,282	78,513	—	(63,320)	2,733,004
Selling, general and administrative expenses	1,190,083	226,448	311,546	97,414	—	(63,552)	1,761,939
Depreciation and amortization	107,466	189,853	209,630	43,436	16,242	—	566,627
Corporate expenses	—	—	—	—	181,504	—	181,504
Merger expenses	—	—	—	—	6,762	—	6,762
Other operating income - net	—	—	—	—	14,113	—	14,113

Operating income (loss)	$1,278,019	$478,194	$131,320	$(11,659)	$(190,395)	$—	$1,685,479

Intersegment revenues	$44,666	$13,733	$—	$68,473	$—	$—	$126,872
Identifiable assets	$11,732,311	$2,878,753	$2,606,130	$736,037	$345,404	$—	$18,298,635
Capital expenditures	$78,523	$142,826	$132,864	$2,418	$6,678	$—	$363,309
Share-based payments	$22,226	$7,932	$1,701	$—	$12,192	$—	$44,051

Pre-merger 2006
Revenue	$3,567,413	$1,341,356	$1,556,365	$223,929	$—	$(121,273)	$6,567,790
Direct operating expenses	994,686	534,365	980,477	82,372	—	(59,456)	2,532,444
Selling, general and administrative expenses	1,185,770	207,326	279,668	98,010	—	(61,817)	1,708,957
Depreciation and amortization	125,631	178,970	228,760	47,772	19,161	—	600,294
Corporate expenses	—	—	—	—	196,319	—	196,319
Merger expenses	—	—	—	—	7,633	—	7,633
Other operating income — net	—	—	—	—	71,571	—	71,571

Operating income (loss)	$1,261,326	$420,695	$67,460	$(4,225)	$(151,542)	$—	$1,593,714

Intersegment revenues	$40,119	$10,536	$—	$70,618	$—	$—	$121,273
Identifiable assets	$11,873,784	$2,820,737	$2,401,924	$701,239	$360,440	$—	$18,158,124
Capital expenditures	$93,264	$90,495	$143,387	$2,603	$6,990	$—	$336,739
Share-based payments	$25,237	$4,699	$1,312	$1,656	$9,126	$—	$42,030
Revenue of $799.8 million and identifiable assets of $2.6 billion derived from foreign operations are included in the data above for the post-merger period from July 31, 2008 through December 31, 2008. Revenue of $1.2 billion and identifiable assets of $2.9 billion derived from foreign operations are included in the data above for the pre-merger period from January 1, 2008 through July 30, 2008. Revenue of $1.9 billion and $1.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2007 and 2006. Identifiable assets of $2.9 billion and $2.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2007 and 2006, respectively.

NOTE Q — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	Pre-merger	Pre-merger	Pre-merger	Pre-merger	Combined(1)	Pre-merger	Post-merger	Pre-merger
Revenue	$1,564,207	$1,505,077	$1,831,078	$1,802,192	$1,684,593	$1,751,165	$1,608,805	$1,862,768
Operating expenses:
Direct operating expenses	705,947	627,879	743,485	676,255	730,405	689,681	724,607	739,189
Selling, general and administrative expenses	426,381	416,319	445,734	447,190	441,813	431,366	515,318	467,064
Depreciation and amortization	152,278	139,685	142,188	141,309	162,463	139,650	239,901	145,983
Corporate expenses	46,303	48,150	47,974	43,044	64,787	47,040	68,881	43,270
Merger expenses	389	1,686	7,456	2,684	79,839	2,002	68,085	390
Impairment charge	—	—	—	—	—	—	5,268,858	—
Other operating income — net	2,097	6,947	17,354	3,996	(3,782)	678	12,363	2,492

Operating income (loss)	235,006	278,305	461,595	495,706	201,504	442,104	(5,264,482)	469,364
Interest expense	100,003	118,077	82,175	116,422	312,511	113,026	434,289	104,345
Gain (loss) on marketable securities	6,526	395	27,736	(410)	—	676	(116,552)	6,081
Equity in earnings of nonconsolidated affiliates	83,045	5,264	8,990	11,435	4,277	7,133	3,707	11,344
Other income (expense) — net	11,787	(12)	(6,086)	340	(21,727)	(1,403)	142,419	6,401

Income (loss) before income taxes, minority interest and discontinued operations	236,361	165,875	410,060	390,649	(128,457)	335,484	(5,669,197)	388,845
Income tax (expense) benefit	(66,581)	(70,466)	(125,137)	(159,786)	52,344	(70,125)	663,414	(140,771)
Minority interest income (expense) — net	(8,389)	(276)	(7,628)	(14,970)	(10,003)	(11,961)	9,349	(19,824)

Income (loss) before discontinued operations	161,391	95,133	277,295	215,893	(86,116)	253,398	(4,996,434)	228,250
Discontinued operations	638,262	7,089	5,032	20,097	(4,071)	26,338	(832)	92,309

Net income (loss)	$799,653	$102,222	$282,327	$235,990	$(90,187)	$279,736	$(4,997,266)	$320,559

Net income per common share:
Basic:
Income (loss) before discontinued operations	$.33	$.19	$.56	$.44	N.A.	$.51	$(61.50)	$.46
Discontinued operations	1.29	.02	.01	.04	N.A.	.06	(.01)	.19

Net income (loss)	$1.62	$.21	$.57	$.48	N.A.	$.57	$(61.51)	$.65

Diluted:
Income (loss) before discontinued operations	$.32	$.19	$.56	$.44	N.A.	$.51	$(61.50)	$.46
Discontinued operations	1.29	.02	.01	.04	N.A.	.05	(.01)	.19

Net income (loss)	$1.61	$.21	$.57	$.48	N.A.	$.56	$(61.51)	$.65

Dividends declared per share	$—	$.1875	$—	$.1875	$—	$.1875	$—	$.1875
The Company’s Class A common shares are quoted for trading on the OTC Bulletin Board under the symbol CCMO.

(1)   The third quarter results of operations contain two months of post-merger and one month of pre-merger results, which relate to the period succeeding the merger and the periods preceding the merger, respectively. The Company believes that the presentation on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2007. The following table separates the combined results into the post-merger and pre-merger periods:

	Post-merger
	Period from July 31	Pre-merger	Combined
	through	Period From July 1	Three Months ended
	September 30,	through July 30,	September 30,
(In thousands)	2008	2008	2008
Revenue	$1,128,136	$556,457	$1,684,593
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	473,738	256,667	730,405
Selling, general and administrative expenses (excludes depreciation and amortization)	291,469	150,344	441,813
Depreciation and amortization	108,140	54,323	162,463
Corporate expenses (excludes depreciation and amortization)	33,395	31,392	64,787
Merger expenses	—	79,839	79,839
Gain (loss) on disposition of assets — net	842	(4,624)	(3,782)

Operating income (loss)	222,236	(20,732)	201,504
Interest expense	281,479	31,032	312,511
Equity in earnings of nonconsolidated affiliates	2,097	2,180	4,277
Other income (expense) — net	(10,914)	(10,813)	(21,727)

Income (loss) before income taxes, minority interest and discontinued operations	(68,060)	(60,397)	(128,457)
Income tax benefit	33,209	19,135	52,344
Minority interest expense, net of tax	8,868	1,135	10,003

Income (loss) before discontinued operations	(43,719)	(42,397)	(86,116)
Income (loss) from discontinued operations, net	(1,013)	(3,058)	(4,071)

Net income (loss)	$(44,732)	$(45,455)	$(90,187)

Net income (loss) per common share:
Income (loss) before discontinued operations — Basic	$(.54)	$(.09)
Discontinued operations — Basic	(.01)	—

Net income (loss) — Basic	$(.55)	$(.09)

Weighted average common shares — basic	81,242	495,465
Income (loss) before discontinued operations — Diluted	$(.54)	$(.09)
Discontinued operations — Diluted	(.01)	—

Net income (loss) — Diluted	$(.55)	$(.09)

Weighted average common shares — diluted	81,242	495,465

Dividends declared per share	$—	$—
NOTE R — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In connection with the merger, the Company paid certain affiliates of the Sponsors $87.5 million in fees and expenses for financial and structural advice and analysis, assistance with due diligence investigations and debt financing negotiations and $15.9 million for reimbursement of escrow and other out-of-pocket expenses. This amount was preliminarily allocated between merger expenses, debt issuance costs or included in the overall purchase price of the merger.

The Company has agreements with certain affiliates of the Sponsors pursuant to which such affiliates of the Sponsors will provide management and financial advisory services to the Company until 2018. The agreements require the Company to pay management fees to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, with any additional fees subject to approval by the Company’s board of directors. For the post-merger period ended December 31, 2008, the Company recognized Sponsors’ management fees of $6.3 million.

NOTE S — GUARANTOR SUBSIDIARIES
Certain of the Company’s domestic, wholly-owned subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding debt obligations. The following consolidating schedules present condensed financial information on a combined basis:
Post-merger

	December 31, 2008
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash and cash equivalents	$139,433	$100,413			$239,846
Accounts receivable, net of allowance	622,255	809,049			1,431,304
Intercompany receivables	15,061	431,641		(446,702)	—
Prepaid expenses	62,752	70,465			133,217
Other current assets	109,347	154,474		(1,633)	262,188

Total Current Assets	948,848	1,566,042		(448,335)	2,066,555
Property, plant and equipment, net	959,555	2,588,604			3,548,159
Definite-lived intangibles, net	1,869,528	1,012,192			2,881,720
Indefinite-lived intangibles — licenses	3,019,803	—			3,019,803
Indefinite-lived intangibles — permits	—	1,529,068			1,529,068
Goodwill	5,809,000	1,281,621			7,090,621
Notes receivable	8,493	3,140			11,633
Intercompany notes receivable (a)	2,500,000	—		(2,500,000)	—
Investments in, and advances to, nonconsolidated affiliates	—	384,137			384,137
Investment in subsidiaries	3,765,342	—		(3,765,342)	—
Other assets	438,909	145,805		(24,454)	560,260
Other investments	10,089	23,418			33,507

Total Assets	$19,329,567	$8,534,027		$(6,738,131)	$21,125,463

Accounts payable	$36,732	$118,508	$		$155,240
Accrued expenses	295,402	497,964			793,366
Accrued interest	182,605	292		(1,633)	181,264
Intercompany payable	432,422	14,280		(446,702)	—
Current portion of long-term debt (b)	493,401	69,522			562,923
Deferred income	40,268	112,885			153,153

Total Current Liabilities	1,480,830	813,451		(448,335)	1,845,946
Long-term debt (b)	18,986,269	32,332		(77,904)	18,940,697
Intercompany long-term debt	—	2,500,000		(2,500,000)	—
Deferred income taxes	1,647,282	1,032,030			2,679,312
Other long-term liabilities	396,680	179,059			575,739
Minority interest	252,103	211,813			463,916
Total shareholders’ equity	(3,433,597)	3,765,342		(3,711,892)	(3,380,147)

Total Liabilities and Shareholders’ Equity	$19,329,567	$8,534,027		$(6,738,131)	$21,125,463

(a)	Clear Channel has a note receivable in the original principal amount of $2.5 billion from Clear Channel Outdoor, Inc. which matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel, calculated on a monthly basis. This note is mandatorily payable upon a change of control of Clear Channel Outdoor, Inc. (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by Clear Channel Outdoor, Inc. must be used to prepay such note. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%.

(b)	Clear Channel is the issuer of substantially all of the Company’s indebtedness.
Pre-merger

	December 31, 2007
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$4,975	$140,173		$145,148
Accounts receivable, net of allowance	762,932	930,286		1,693,218
Intercompany receivables	—	264,365	(264,365)	—
Prepaid expenses	30,869	86,033		116,902
Other current assets	52,987	190,261		243,248
Current assets from discontinued operations	93,257	2,810		96,067

Total Current Assets	945,020	1,613,928	(264,365)	2,294,583
Property, plant and equipment, net	804,670	2,245,694		3,050,364
Property, plant and equipment from discontinued operations, net	164,672	52		164,724
Definite-lived intangibles, net	228,552	257,318		485,870
Indefinite-lived intangibles — licenses	4,201,617	—		4,201,617
Indefinite-lived intangibles — permits	—	251,988		251,988
Goodwill	6,047,037	1,163,079		7,210,116
Intangible assets from discontinued operations, net	218,062	1,660		219,722
Notes receivable	8,962	3,426		12,388
Intercompany notes receivable (a)	2,500,000	—	(2,500,000)	—
Investments in, and advances to, nonconsolidated affiliates	—	346,387		346,387
Investment in subsidiaries	2,263,205	—	(2,263,205)	—
Other assets	186,105	117,686		303,791
Other investments	236,606	992		237,598
Other assets from discontinued operations	26,380	—		26,380

Total Assets	$17,830,888	$6,002,210	$(5,027,570)	$18,805,528

Accounts payable	$25,692	$139,841		$165,533
Accrued expenses	373,429	539,236		912,665
Accrued interest	97,527	1,074		98,601
Accrued income taxes	79,973	—		79,973
Intercompany payables	264,365	—	(264,365)	—
Current portion of long-term debt (b)	1,273,100	87,099		1,360,199
Deferred income	34,391	124,502		158,893
Current liabilities from discontinued operations	37,211	202		37,413

Total Current Liabilities	2,185,688	891,954	(264,365)	2,813,277
Long-term debt (b)	5,120,066	94,922		5,214,988
Intercompany long-term debt	—	2,500,000	(2,500,000)	—
Other long-term obligations	127,384	—		127,384
Deferred income taxes	979,124	(185,274)		793,850
Other long-term liabilities	346,811	221,037		567,848
Long-term liabilities from discontinued operations	53,828	502		54,330
Minority interest	220,496	215,864		436,360
Total shareholders’ equity	8,797,491	2,263,205	(2,263,205)	8,797,491

Total Liabilities and Shareholders’ Equity	$17,830,888	$6,002,210	$(5,027,570)	$18,805,528

(a)	Clear Channel has a note receivable in the original principal amount of $2.5 billion from Clear Channel Outdoor, Inc. which matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel, calculated on a monthly basis. This note is mandatorily payable upon a change of control of Clear Channel Outdoor, Inc. (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by Clear Channel Outdoor, Inc. must be used to prepay such note. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%.

(b)	Clear Channel is the issuer of substantially all of the Company’s indebtedness.
Post-merger

	Period from July 31 through December 31, 2008
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$1,398,926	$1,338,015		$2,736,941
Operating expenses:
Direct operating expenses	438,170	760,175		1,198,345
Selling, general and administrative expenses	532,455	274,332		806,787
Depreciation and amortization	122,807	225,234		348,041
Impairment charge	2,051,209	3,217,649		5,268,858
Corporate expenses	70,595	31,681		102,276
Merger expenses	68,085	—		68,085
Other operating income — net	8,335	4,870		13,205

Operating income (loss)	(1,876,060)	(3,166,186)		(5,042,246)
Interest expense	643,001	72,767		715,768
Gain (loss) on marketable securities	(56,709)	(59,843)		(116,552)
Equity in earnings of nonconsolidated affiliates	(2,999,344)	5,804	2,999,344	5,804
Other income (expense) — net	55,736	22,320	53,449	131,505

Income before income taxes, minority interest and discontinued operations	(5,519,378)	(3,270,672)	3,052,793	(5,737,257)
Income tax benefit (expense)	423,640	272,983		696,623
Minority interest income (expense), net of tax	2,136	(1,655)		481

Income (loss) before discontinued operations	(5,093,602)	(2,999,344)	3,052,793	(5,040,153)
Income (loss) from discontinued operations, net	(1,845)	—		(1,845)

Net income (loss)	$(5,095,447)	$(2,999,344)	$3,052,793	$(5,041,998)

Pre-merger

	Period from January 1 through July 30, 2008
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$1,973,478	$1,978,264		$3,951,742
Operating expenses:
Direct operating expenses	579,094	1,127,005		1,706,099
Selling, general and administrative expenses	670,772	351,687		1,022,459
Depreciation and amortization	100,675	248,114		348,789
Corporate expenses	86,305	39,364		125,669
Merger expenses	87,684	—		87,684
Other operating income — net	3,849	10,978		14,827

Operating income (loss)	452,797	223,072		675,869
Interest (income) expense	124,557	88,653		213,210
Gain (loss) on marketable securities	34,262	—		34,262
Equity in earnings of nonconsolidated affiliates	194,072	94,215	(194,072)	94,215
Other income (expense) — net	(17,603)	12,491		(5,112)

Income before income taxes, minority interest and discontinued operations	538,971	241,125	(194,072)	586,024
Income tax benefit (expense)	(120,464)	(52,119)		(172,583)
Minority interest income (expense), net of tax	(19,100)	1,948		(17,152)

Income (loss) before discontinued operations	399,407	190,954	(194,072)	396,289
Income (loss) from discontinued operations, net	637,118	3,118		640,236

Net income (loss)	$1,036,525	$194,072	$(194,072)	$1,036,525

Pre-merger

	Year ended December 31, 2007
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$3,614,097	$3,307,105		$6,921,202
Operating expenses:
Direct operating expenses	993,464	1,739,540		2,733,004
Selling, general and administrative expenses	1,206,220	555,719		1,761,939
Depreciation and amortization	166,328	400,299		566,627
Corporate expenses	115,424	66,080		181,504
Merger expenses	6,762	—		6,762
Other operating income — net	2,289	11,824		14,113

Operating income (loss)	1,128,188	557,291		1,685,479
Interest expense	294,170	157,700		451,870
Gain on marketable securities	6,742	—		6,742
Equity in earnings of nonconsolidated affiliates	277,420	35,176	(277,420)	35,176
Other income (expense) — net	(3,222)	8,548		5,326

Income before income taxes, minority interest and discontinued operations	1,114,958	443,315	(277,420)	1,280,853
Income tax benefit (expense)	(293,715)	(147,433)		(441,148)
Minority interest income (expense), net of tax	(27,770)	(19,261)		(47,031)

Income (loss) before discontinued operations	793,473	276,621	(277,420)	792,674
Income (loss) from discontinued operations, net	145,034	799		145,833

Net income (loss)	$938,507	$277,420	$(277,420)	$938,507

Pre-merger

	Year ended December 31, 2006
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$3,652,044	$2,915,746		$6,567,790
Operating expenses:
Direct operating expenses	1,013,267	1,519,177		2,532,444
Selling, general and administrative expenses	1,209,928	499,029		1,708,957
Depreciation and amortization	191,945	408,349		600,294
Corporate expenses	130,777	65,542		196,319
Merger expenses	7,633	—		7,633
Other operating income — net	48,752	22,819		71,571

Operating income (loss)	1,147,246	446,468		1,593,714
Interest expense	321,686	162,377		484,063
Gain (loss) on marketable securities	2,306	—		2,306
Equity in earnings of nonconsolidated affiliates	184,449	37,845	(184,449)	37,845
Other income (expense) — net	(9,016)	423		(8,593)

Income before income taxes, minority interest and discontinued operations	1,003,299	322,359	(184,449)	1,141,209
Income tax benefit (expense)	(347,965)	(122,478)		(470,443)
Minority interest income (expense), net of tax	(16,412)	(15,515)		(31,927)

Income (loss) before discontinued operations	638,922	184,366	(184,449)	638,839
Income (loss) from discontinued operations, net	52,595	83		52,678

Net income (loss)	$691,517	$184,449	$(184,449)	$691,517

Post-merger

	Period from July 31 through December 31, 2008
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,095,447)	$(2,999,344)	$3,052,793	$(5,041,998)
Less: Income (loss) from discontinued operations, net	(1,845)	—	—	(1,845)

	(5,093,602)	(2,999,344)	3,052,793	(5,040,153)

Reconciling items:
Depreciation and amortization	122,807	225,234		348,041
Impairment charge	2,051,209	3,217,649		5,268,858
Deferred taxes	(349,560)	(270,334)		(619,894)
Provision for doubtful accounts	30,363	24,240		54,603
Amortization of deferred financing charges, bond premiums, and accretion of note discounts	102,859	—		102,859
Share-based compensation	11,728	4,183		15,911
(Gain) loss on sale of operating assets	(8,335)	(4,870)		(13,205)
(Gain) loss on forward exchange contract
(Gain) loss on securities	56,709	59,843		116,552
Equity in earnings of nonconsolidated affiliates	2,999,344	(5,804)	(2,999,344)	(5,804)
Minority interest, net of tax	(2,136)	1,655		(481)
(Gain) loss on debt extinguishment	(63,228)	—	(53,449)	(116,677)
Other reconciling items — net	1,590	10,499		12,089
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	106,141	17,186		123,327

Net cash provided by operating activities	(34,111)	280,137		246,026
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	572	169		741
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	—	3,909		3,909
Purchase of other investments	27,410	(27,436)		(26)
Proceeds from sales of other investments	(788)	788		—
Purchases of property, plant and equipment	(30,536)	(159,717)		(190,253)
Proceeds from disposal of assets	14,038	2,917		16,955
Acquisition of operating assets	(11,551)	(11,677)		(23,228)
Decrease (increase) in other — net	(33,353)	(13,989)		(47,342)
Cash used to purchase equity	(17,468,683)	(3,776)		(17,472,459)

Net cash used in investing activities	(17,502,891)	(208,812)		(17,711,703)

Post-merger

	Period from July 31 through December 31, 2008
	Company, Clear Channel
	and Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Draws on credit facilities	150,000	30,000		180,000
Payments on credit facilities	(127,891)	(660)		(128,551)
Proceeds from long-term debt	527,024	30,496		557,520
Payments on long-term debt	(562,510)	(42,621)	26,042	(579,089)
Intercompany funding	91,891	(91,891)		—
Debt proceeds used to finance the merger	15,382,076	—		15,382,076
Equity proceeds used to finance the merger	2,142,830	26,042	(26,042)	2,142,830
Payments for purchase of common shares	(2)	(45)		(47)

Net cash used in financing activities	17,603,418	(48,679)		17,554,739
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	2,429	—		2,429
Net cash provided by investing activities	—	—		—
Net cash provided by (used in) financing activities	—	—		—

Net cash provided by discontinued operations	2,429	—		2,429

Net (decrease) increase in cash and cash equivalents	68,845	22,646		91,491

Cash and cash equivalents at beginning of period	70,590	77,765		148,355

Cash and cash equivalents at end of period	$139,435	$100,411		$239,846

Pre-merger

	Period from January 1 through July 30, 2008
	Company,
	Clear Channel
	and Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,036,525	$194,072	$(194,072)	$1,036,525
Less: Income (loss) from discontinued operations, net	637,118	3,118	—	640,236

	399,407	190,954	(194,072)	396,289
Reconciling items:
Depreciation and amortization	100,675	248,114		348,789
Deferred taxes	123,898	21,405		145,303
Provision for doubtful accounts	14,601	8,615		23,216
Amortization of deferred financing charges, bond premiums, and accretion of note discounts	3,530	—		3,530
Share-based compensation	56,218	6,505		62,723
(Gain) loss on disposal of assets	(3,849)	(10,978)		(14,827)
(Gain) loss forward exchange contract	2,496	—		2,496
(Gain) loss on trading securities	(36,758)	—		(36,758)
Equity in earnings of nonconsolidated affiliates	(194,072)	(94,215)	194,072	(94,215)
Minority interest, net of tax	19,100	(1,948)		17,152
(Gain) loss on debt extinguishment	13,484	—		13,484
Other reconciling items — net	4,697	4,436		9,133
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	194,605	(35,662)		158,943

Net cash provided by operating activities	698,032	337,226		1,035,258
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	97	239		336
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	—	25,098		25,098
Cross currency settlement of interest	(198,615)	—		(198,615)
Purchase of other investments	(48,347)	48,249		(98)
Proceeds from sales of other investments	173,467	—		173,467
Purchases of property, plant and equipment	(40,642)	(199,560)		(240,202)
Proceeds from disposal of assets	34,176	38,630		72,806
Acquisition of operating assets	(69,015)	(84,821)		(153,836)
Decrease (increase) in other — net	(93,891)	(1,316)		(95,207)
Cash used to purchase equity	(3,776)	3,776		—

Net cash used in investing activities	(246,546)	(169,705)		(416,251)

Pre-merger

	Period from January 1 through July 30, 2008
	Company,
	Clear Channel
	and Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Draws on credit facilities	620,464	72,150		692,614
Payments on credit facilities	(715,127)	(157,774)		(872,901)
Proceeds from long term debt	5,476	—		5,476
Payments on long-term debt	(1,283,162)	814		(1,282,348)
Intercompany funding	153,135	(153,135)		—
Payments on forward exchange contract	(110,410)	—		(110,410)
Proceeds from exercise of stock options and other	13,515	4,261		17,776
Dividends paid	(93,367)	—		(93,367)
Payments for purchase of common shares	(3,517)	(264)		(3,781)

Net cash used in financing activities	(1,412,993)	(233,948)		(1,646,941)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(68,770)	1,019		(67,751)
Net cash provided by investing activities	1,095,892	3,000		1,098,892
Net cash provided by (used in) financing activities	—	—		—

Net cash provided by discontinued operations	1,027,122	4,019		1,031,141

Net (decrease) increase in cash and cash equivalents	65,615	(62,408)		3,207

Cash and cash equivalents at beginning of period	4,975	140,173		145,148

Cash and cash equivalents at end of period	$70,590	$77,765		$148,355

Pre-merger

	Year ended December 31, 2007
	Company, Clear
	Channel and
	Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$938,507	$277,420	$(277,420)	$938,507
Less: Income (loss) from discontinued operations, net	145,034	799	—	145,833

	793,473	276,621	(277,420)	792,674

Reconciling items:
Depreciation and amortization	166,328	400,299		566,627
Deferred taxes	153,323	34,915		188,238
Provision for doubtful accounts	28,017	10,598		38,615
Amortization of deferred financing charges, bond premiums, and accretion of note discounts	7,739	—		7,739
Share-based compensation	34,681	9,370		44,051
(Gain) loss on disposal of assets	(2,289)	(11,824)		(14,113)
(Gain) loss forward exchange contract	3,953	—		3,953
(Gain) loss on trading securities	(10,696)	—		(10,696)
Equity in earnings of nonconsolidated affiliates	(277,420)	(35,176)	277,420	(35,176)
Minority interest, net of tax	27,770	19,261		47,031
Other reconciling items — net	404	(495)		(91)
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(45,702)	(6,722)		(52,424)

Net cash provided by operating activities	879,581	696,847		1,576,428
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	(5,835)	(234)		(6,069)
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	(2,353)	23,221		20,868
Cross currency settlement of interest	(1,214)	—		(1,214)
Purchase of other investments	(67)	(659)		(726)
Proceeds from sales of other investments	2,409	—		2,409
Purchases of property, plant and equipment	(86,683)	(276,626)		(363,309)
Proceeds from disposal of assets	8,856	17,321		26,177
Acquisition of operating assets	(53,051)	(69,059)		(122,110)
Decrease (increase) in other — net	(9,772)	(28,931)		(38,703)

Net cash used in investing activities	(147,710)	(334,967)		(482,677)

Pre-merger

	Year ended December 31, 2007
	Company, Clear Channel
	and Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Draws on credit facilities	780,138	106,772		886,910
Payments on credit facilities	(1,628,400)	(76,614)		(1,705,014)
Proceeds from long-term debt	—	22,483		22,483
Payments on long-term debt	(276,751)	(66,290)		(343,041)
Intercompany funding	335,508	(335,508)		—
Proceeds from exercise of stock options and other	69,237	10,780		80,017
Dividends paid	(372,369)	—		(372,369)

Net cash used in financing activities	(1,092,637)	(338,377)		(1,431,014)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	33,332	500		33,832
Net cash provided by investing activities	332,579	—		332,579
Net cash provided by (used in) financing activities	—	—		—

Net cash provided by discontinued operations	365,911	500		366,411
Net (decrease) increase in cash and cash equivalents	5,145	24,003		29,148
Cash and cash equivalents at beginning of period	(170)	116,170		116,000

Cash and cash equivalents at end of period	$4,975	$140,173		$145,148

Pre-merger

	Year ended December 31, 2006
	Company, Clear Channel
	and Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$691,517	$184,449	$(184,449)	$691,517
Less: Income (loss) from discontinued operations, net	52,595	83	—	52,678

	638,922	184,366	(184,449)	638,839
Reconciling items:
Depreciation and amortization	191,945	408,349		600,294
Deferred taxes	152,253	39,527		191,780
Provision for doubtful accounts	25,706	8,921		34,627
Amortization of deferred financing charges, bond premiums, and accretion of note discounts	3,462	—		3,462
Share-based compensation	36,734	5,296		42,030
(Gain) loss on disposal of assets	(48,725)	(22,846)		(71,571)
(Gain) loss forward exchange contract	18,161	—		18,161
(Gain) loss on trading securities	(20,467)	—		(20,467)
Equity in earnings of nonconsolidated affiliates	(184,449)	(37,845)	184,449	(37,845)
Minority interest, net of tax	16,412	15,515		31,927
Other reconciling items — net	14,782	(5,755)		9,027
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	359,585	(51,792)		307,793

Net cash provided by operating activities	1,204,321	543,736		1,748,057
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	(1,203)	2,366		1,163
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	(1,725)	22,170		20,445
Cross currency settlement of interest	1,607	—		1,607
Purchase of other investments	(520)	—		(520)
Proceeds from sales of other investments	—	—		—
Purchases of property, plant and equipment	(102,527)	(234,212)		(336,739)
Proceeds from disposal of assets	84,231	15,451		99,682
Acquisition of operating assets, net of cash acquired	(96,225)	(244,981)		(341,206)
Decrease (increase) in other — net	(13,548)	(37,895)		(51,443)

Net cash used in investing activities	(129,910)	(477,101)		(607,011)

Pre-merger

	Year ended December 31, 2006
	Company, Clear Channel
	and Guarantor	Non-Guarantor
(In thousands)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Draws on credit facilities	3,264,800	118,867		3,383,667
Payments on credit facilities	(2,599,928)	(100,076)		(2,700,004)
Proceeds from long-term debt	746,762	37,235		783,997
Payments on long-term debt	(750,658)	(115,694)		(866,352)
Intercompany funding	15,287	(15,287)		—
Payments on forward exchange contract	(83,132)	—		(83,132)
Proceeds from exercise of stock options and other	55,276	2,176		57,452
Dividends paid	(382,776)	—		(382,776)
Payments for purchase of common shares	(1,371,462)	—		(1,371,462)

Net cash used in financing activities	(1,105,831)	(72,779)		(1,178,610)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	99,806	(541)		99,265
Net cash provided by investing activities	(30,038)	—		(30,038)
Net cash provided by (used in) financing activities	—	—		—

Net cash provided by discontinued operations	69,768	(541)		69,227

Net (decrease) increase in cash and cash equivalents	38,348	(6,685)		31,663

Cash and cash equivalents at beginning of period	(38,518)	122,855		84,337

Cash and cash equivalents at end of period	$(170)	$116,170		$116,000

NOTE T — SUBSEQUENT EVENTS
On January 15, 2009, the Company made a permitted election under the indenture governing the senior toggle notes to pay PIK Interest. For subsequent interest periods, the Company must make an election regarding whether the applicable interest payment on the senior toggle notes will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK Interest. In the absence of such an election for any interest period, interest on the senior toggle notes will be payable according to the election for the immediately preceding interest period. As a result, the PIK Interest election is now the default election for future interest periods unless and until the Company elects otherwise.
Effective January 30, 2009 the Company sold 57% of its remaining interest in Grupo ACIR Comunicaciones for approximately $23.5 million and recorded a loss of approximately $2.2 million. As a result of the sale, the Company will no longer account for the investment under Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.
On February 6, 2009, the Company borrowed the approximately $1.6 billion of remaining availability under the $2.0 billion revolving credit facility. The Company made the borrowing to improve its liquidity position in light of continuing uncertainty in credit market and economic conditions.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable

ITEM 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to CC Media Holdings, Inc. (the “Company”), including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
CC Media Holdings, Inc.
We have audited CC Media Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CC Media Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CC Media Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CC Media Holdings, Inc. (Holdings) as of December 31, 2008, the consolidated balance sheet of Clear Channel Communications, Inc. (Clear Channel) as of December 31, 2007, the related consolidated statements of operations, shareholders’ equity(deficit), and cash flows of Holdings for the period from July 31, 2008 through December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows of Clear Channel for the period from January 1, 2008 through July 30, 2008, and each of the two years in the period ended December 31, 2007, and our report dated March 2, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
March 2, 2009

ITEM 9B. Other Information
Not Applicable

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     We believe that one of our most important assets is our experienced management team. With respect to our operations, managers are responsible for the day-to-day operation of their respective location. We believe that the autonomy of our management enables us to attract top quality managers capable of implementing our marketing strategy and reacting to competition in the local markets. Most of our managers have options to purchase our common stock or restricted stock. As an additional incentive, a portion of each manager’s compensation is related to the performance of the profit centers for which he or she is responsible. In an effort to monitor expenses, corporate management routinely reviews staffing levels and operating costs. Combined with the centralized financial functions, this monitoring enables us to control expenses effectively. Corporate management also advises local managers on broad policy matters and is responsible for long-range planning, allocating resources and financial reporting and controls.
     The information required by this item with respect to our code of ethics, the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.
     The following information is submitted with respect to our executive officers as of February 26, 2009:

	Age on
	February 26,
Name	2009	Position
L. Lowry Mays	73	Chairman Emeritus
Mark P. Mays	45	Chief Executive Officer
Randall T. Mays	43	President/Chief Financial Officer
Herbert W. Hill, Jr.	50	Senior Vice President/Chief Accounting Officer and Assistant Secretary
Paul Meyer	66	Senior Vice President — CC Media Holdings, Inc
John Hogan	52	Senior Vice President — CC Media Holdings, Inc.
Andrew Levin	46	Executive Vice President/Chief Legal Officer and Secretary
     The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders. We expect to retain the individuals named above as our executive officers at such Board of Directors meeting.
     Mr. L. Mays was appointed the Chairman Emeritus of the Company on July 30, 2008. Mr. L. Mays is the founder of Clear Channel, our indirect subsidiary, and was Clear Channel’s Chairman and Chief Executive Officer from February 1997 to October 2004. Since that time, Mr. L. Mays served as Chairman of the Board until July 30, 2008 and is currently Clear Channel’s Chairman Emeritus. He was one of Clear Channel’s directors since its inception. Mr. L. Mays is the father of Mark P. Mays, our Chief Executive Officer, and Randall T. Mays, our President/Chief Financial Officer.
     Mr. M. Mays was appointed Chief Executive Officer and a director of the Company on July 30, 3008. Mr. M. Mays was Clear Channel’s President and Chief Operating Officer from February 1997 until his appointment as President and Chief Executive Officer in October 2004. He relinquished his duties as President in February 2006. He has been one of Clear Channel’s directors since May 1998. Mr. M. Mays is the son of L. Lowry Mays, our Chairman Emeritus and the brother of Randall T. Mays, our President/Chief Financial Officer.
     Mr. R. Mays was appointed President, Chief Financial Officer and a director of the Company on July 30, 2008. Mr. R. Mays was appointed Executive Vice President and Chief Financial Officer of Clear Channel in February 1997 and was appointed as Secretary in April 2003. He relinquished his duties as Secretary in 2004. He was appointed President of Clear Channel in February 2006. Mr. R. Mays is the son of L. Lowry Mays our Chairman Emeritus and the brother of Mark P. Mays, our Chief Executive Officer.

     Mr. Hill was appointed our Senior Vice President/Chief Accounting Officer and Assistant Secretary on July 30, 2008. Mr. Hill was appointed Senior Vice President and Chief Accounting Officer of Clear Channel in February 1997.
     Mr. Meyer was appointed a Senior Vice President of the Company on July 30, 2008. Mr. Meyer has served as the President/ Chief Executive Officer — Clear Channel Americas and Asia Divisions since October 2008. Prior thereto, he was Global President/Chief Operating Officer — Clear Channel Outdoor Holdings, Inc. (formerly Eller Media), our indirect subsidiary, since April 2005. Prior thereto, he was the President/Chief Executive Officer — Clear Channel Outdoor for the remainder of the relevant five-year period.
     Mr. Hogan was appointed a Senior Vice President of the Company on July 30, 2008. He was appointed President/Chief Executive Officer — Clear Channel Broadcasting, Inc., our indirect subsidiary, in August 2002.
     Mr. Levin was appointed our Executive Vice President/Chief Legal Officer and Secretary on July 30, 2008.
     Mr. Levin was appointed Executive Vice President, Chief Legal Officer and Secretary of Clear Channel in February 2004. Prior thereto he served as Senior Vice President for Government Affairs since he joined Clear Channel in 2002.
ITEM 11. Executive Compensation
     The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.
ITEM 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008,
2007 and 2006.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2008, 2007 and 2006 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2006	$45,581	$34,627	$26,007	$1,867	(1)	$56,068

Year ended December 31, 2007	$56,068	$38,615	$38,711	$3,197	(1)	$59,169

Period from January 1, through July 30, 2008	$59,169	$23,216	$19,679	$2,157	(1)	$64,863

Period from July 31, through December 31, 2008	$64,863	$54,603	$18,703	$(3,399	)(1)	$97,364

(1)	Primarily foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance
(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other (1)	Utilization (2)	Adjustments (3)	Period
Year ended December 31, 2006	$571,154	$—	$—	$(17,756)	$553,398

Year ended December 31, 2007	$553,398	$—	$(77,738)	$41,262	$516,922

Period from January 1, through July 30, 2008	$516,922	$—	$(264,243)	$—	$252,679

Period from July 31, through December 31, 2008	$252,679	$62,114	$3,341	$1,396	$319,530

(1)	During 2008 the Company recorded a valuation allowance on certain net operating losses that are not able to be carried back to prior years.

(2)	During 2007 and 2008 the Company utilized capital loss carryforwards to offset the capital gains generated in both continuing and discontinued operations from the disposition of primarily broadcast assets and certain investments. The related valuation allowance was released as a result of the capital loss carryforward utilization.

(3)	Related to a valuation allowance for the capital loss carryforward recognized during 2005 as a result of the spin-off of Live Nation. During 2006 the amount of capital loss carryforward and the related valuation allowance were adjusted to the final amount reported on our 2005 filed tax return. During 2007 the amount of capital loss carryforward and the related valuation allowance were adjusted due to the impact of settlements of various matters with the Internal Revenue Service for the 1999-2004 tax years. During 2008 the amount of capital loss carryforward and the related valuation allowance were adjusted due to the true up of the amount utilized on the 2007 tax return and the impact certain IRS audit adjustments that were agreed to during the year.

(a)3. Exhibits.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated April 18, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated May 18, 2007).

2.4	Amendment No. 3, dated May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated May 14, 2008).

2.5	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated April 26, 2007).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

4.1	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

4.3	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description

4.4	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.5	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.17 to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.7	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.8	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.9	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.10	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.11	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.12	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.13	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.14	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as

Exhibit
Number	Description

Trustee (incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

4.15	Twenty-Second Supplemental Indenture, dated as of January 2, 2008, by and between Clear Channel and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

4.16	Fourth Supplemental Indenture, dated as of January 2, 2008, by and among AMFM, The Bank of New York Trust Company, N.A., and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

10.1	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.2	Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-A Registration Statement filed July 30, 2008).

10.3	Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 5 to the Company’s Form 8-A Registration Statement filed July 30, 2008).

10.4	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 6 to the Company’s Form 8-A Registration Statement filed July 30, 2008).

10.5	Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between L. Lowry Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.6	Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.7	Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.8	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among Randall T. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.9	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among Mark P. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by

Exhibit
Number	Description

reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.10	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.11	Employment Agreement, dated as of June 29, 2008, by and between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.8 to the Clear Channel’s Current Report on Form 8-K filed July 30, 2008).

10.12	Amendment, dated as of January 20, 2009, to the Amended and Restated Employment Agreement of Mark P. Mays, dated as of July 28, 2008, by and among Mark P. Mays, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.13	Amendment, dated as of January 20, 2009, to the Amended and Restated Employment Agreement of Randall T. Mays, dated as of July 28, 2008, by and among Randall T. Mays, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.14	Employment Agreement, dated as of August 5, 2005, by and between Paul Meyer and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel’s Current Report on Form 8-K filed August 10, 2005).

10.15	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

10.16	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.17	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.18	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

Exhibit
Number	Description

10.19	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.20	Amendment No. 2, dated as of July 28 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.21	Purchase Agreement, dated May 13, 2008, by and among BT Triple Crown Merger Co., Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

10.22	Indenture, dated July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger) (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.23	Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel party thereto and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 30, 2008).

10.24*	Supplemental Indenture, dated December 9, 2008, by and among CC Finco Holdings, LLC, a subsidiary of Clear Channel Communications, Inc. and Law Debenture Trust Company of New York.

10.25	Registration Rights Agreement, dated July 30, 2008, by and among Clear Channel Communications, Inc., certain subsidiaries of Clear Channel Communications, Inc. party thereto, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.26	Clear Channel 2008 Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.27	Form of Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.28	Form of Senior Executive Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.29	Form of Senior Management Option Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed July 30, 2008).

Exhibit
Number	Description

10.30	Form of Executive Option Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.31	Clear Channel 2008 Investment Program (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.32	Clear Channel 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.33	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.34	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

10.35	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

11*	Statement re: Computation of Per Share Earnings.

12*	Statement re: Computation of Ratios.

21*	Subsidiaries.

23*	Consent of Ernst and Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

CC MEDIA HOLDINGS, INC.
By:	/s/ Mark P. Mays
Mark P. Mays
Chief Executive Officer

Power of Attorney
     Each person whose signature appears below authorizes Mark P. Mays, Randall T. Mays and Herbert W. Hill, Jr., or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark P. Mays Mark P. Mays	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2009

/s/ Randall T. Mays Randall T. Mays	President and Chief Financial Officer (Principal Financial Officer) and Director	February 27, 2009

/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 27, 2009

/s/ David Abrams David Abrams	Director	February 27, 2009

/s/ Steve Barnes Steve Barnes	Director	February 27, 2009

/s/ Richard J. Bressler Richard J. Bressler	Director	February 27, 2009

Name	Title	Date

/s/ Charles A. Brizius Charles A. Brizius	Director	February 27, 2009

/s/ John Connaughton John Connaughton	Director	February 27, 2009

/s/ Blair Hendrix Blair Hendrix	Director	February 27, 2009

/s/ Jonathan S. Jacobson Jonathan S. Jacobson	Director	February 27, 2009

/s/ Ian K. Loring Ian K. Loring	Director	February 27, 2009

/s/ Scott M. Sperling Scott M. Sperling	Director	February 27, 2009

/s/ Kent R. Weldon Kent R. Weldon	Director	February 27, 2009