Form 10-Q
period 2009-03-31
C C Media Holdings Inc
filed 2009-05-11
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
Commission file number
000-53354
CC MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	26-0241222 (I.R.S. Employer Identification No.)

200 East Basse Road	78209
San Antonio, Texas	(Zip Code)
(Address of principal executive offices)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Class A common stock, $.001 par value	23,586,874
Class B common stock, $.001 par value	555,556
Class C common stock, $.001 par value	58,967,502

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(As adjusted)*
CURRENT ASSETS
Cash and cash equivalents	$1,574,800	$239,846
Accounts receivable, net of allowance of $97,087 in 2009 and $97,364 in 2008	1,223,406	1,431,304
Prepaid expenses	130,346	133,217
Other current assets	303,380	262,188

Total Current Assets	3,231,932	2,066,555

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	622,129	614,811
Structures	2,381,571	2,355,776
Towers, transmitters and studio equipment	362,103	353,108
Furniture and other equipment	227,245	242,287
Construction in progress	89,858	128,739

	3,682,906	3,694,721
Less accumulated depreciation	235,153	146,562

	3,447,753	3,548,159

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,693,615	2,881,720
Indefinite-lived intangibles — licenses	3,014,139	3,019,803
Indefinite-lived intangibles — permits	1,502,320	1,529,068
Goodwill	7,191,791	7,090,621

OTHER ASSETS
Notes receivable	11,461	11,633
Investments in, and advances to, nonconsolidated affiliates	340,722	384,137
Other assets	549,727	560,260
Other investments	45,599	33,507

Total Assets	$22,029,059	$21,125,463

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(As adjusted)*
CURRENT LIABILITIES
Accounts payable	$109,116	$155,240
Accrued expenses	708,371	793,366
Accrued interest	108,429	181,264
Current portion of long-term debt	803,438	562,923
Deferred income	205,392	153,153

Total Current Liabilities	1,934,746	1,845,946

Long-term debt	20,213,290	18,940,697
Deferred income taxes	2,620,927	2,679,312
Other long-term liabilities	643,671	575,739

Commitments and contingent liabilities (Note 5)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	443,422	426,220
Common Stock	82	82
Additional paid-in capital	2,107,723	2,100,995
Retained deficit	(5,460,215)	(5,041,998)
Accumulated other comprehensive loss	(474,586)	(401,529)
Cost of shares held in treasury	(1)	(1)

Total Shareholders’ Deficit	(3,383,575)	(2,916,231)

Total Liabilities and Shareholders’ Deficit	$22,029,059	$21,125,463

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008 Pre-merger
	Post-merger	(As adjusted)*
Revenue	$1,207,987	$1,564,207

Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	618,349	705,947
Selling, general and administrative expenses (excludes depreciation and amortization)	377,536	426,381
Depreciation and amortization	175,559	152,278
Corporate expenses (excludes depreciation and amortization)	47,635	46,303
Merger expenses	—	389
Other operating income (expense) — net	(2,894)	2,097

Operating income (loss)	(13,986)	235,006
Interest expense	387,053	100,003
Gain on marketable securities	—	6,526
Equity in earnings (loss) of nonconsolidated affiliates	(4,188)	83,045
Other income (expense) — net	(3,180)	11,787

Income (loss) before income taxes and discontinued operations	(408,407)	236,361
Income tax expense:
Current	(11,095)	(23,833)
Deferred	(8,497)	(42,748)

Income tax expense	(19,592)	(66,581)

Income (loss) before discontinued operations	(427,999)	169,780
Income from discontinued operations, net	—	638,262

Consolidated net income (loss)	(427,999)	808,042

Amount attributable to noncontrolling interest	(9,782)	8,389

Net income (loss) attributable to the Company	$(418,217)	$799,653

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(47,343)	69,152
Unrealized gain (loss) on securities and derivatives:
Unrealized holding loss on marketable securities	(10,161)	(5,121)
Unrealized holding loss on cash flow derivatives	(28,358)	—
Reclassification adjustment	3,633	—

Comprehensive income (loss)	(500,446)	863,864

Amount attributable to noncontrolling interest	(9,172)	20,696

Comprehensive income (loss) attributable to the Company	$(491,274)	$842,998

Net income (loss) per common share:
Income (loss) before discontinued operations — Basic	$(5.15)	$.32
Discontinued operations — Basic	—	1.29

Net income (loss) — Basic	$(5.15)	$1.61

Weighted average common shares — Basic	81,242	494,749
Income (loss) before discontinued operations — Diluted	$(5.15)	$.32
Discontinued operations — Diluted	—	1.29

Net income (loss) — Diluted	$(5.15)	$1.61

Weighted average common shares — Diluted	81,242	496,388

Dividends declared per share	$—	$—

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 and FASB Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008
	Post-merger	Pre-merger
		(As adjusted)*
Cash flows from operating activities:
Consolidated net income (loss)	$(427,999)	$808,042
(Income) loss from discontinued operations, net	—	(638,262)

	(427,999)	169,780

Reconciling items:
Depreciation and amortization	175,559	152,278
Deferred taxes	8,497	42,748
(Gain) loss on disposal of assets	2,894	(2,097)
(Gain) loss forward exchange contract	—	(13,342)
(Gain) loss on trading securities	—	6,816
Provision for doubtful accounts	12,964	10,332
Share-based compensation	9,771	9,590
Equity in loss (earnings) of nonconsolidated affiliates	4,188	(83,045)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	61,616	2,004
Other reconciling items — net	916	1,330
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	24,575	71,378

Net cash (used in) provided by operating activities	(127,019)	367,772
Cash flows from investing activities:
Change in notes receivable — net	209	(735)
Change in investments in and advances to nonconsolidated affiliates — net	1,323	18,376
Sales of investments — net	23,500	487
Purchases of property, plant and equipment	(48,484)	(93,693)
Proceeds from disposal of assets	25,955	11,345
Acquisition of operating assets, net of cash acquired	(4,792)	(83,897)
Change in other — net	(1,805)	(6,140)

Net cash used in investing activities	(4,094)	(154,257)
Cash flows from financing activities:
Draws on credit facilities	1,590,000	700,089
Payments on credit facilities	(125,273)	(862,850)
Proceeds (payments) on long-term debt	1,340	(503,017)
Payments for purchase of common shares	—	(1,257)
Proceeds from exercise of stock options and other	—	5,953
Dividends paid	—	(93,367)

Net cash provided by (used in) financing activities	1,466,067	(754,449)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	—	(88,121)
Net cash provided by investing activities	—	1,086,019
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	—	997,898

Net increase in cash and cash equivalents	1,334,954	456,964

Cash and cash equivalents at beginning of period	239,846	145,148

Cash and cash equivalents at end of period	$1,574,800	$602,112

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS
          Information Regarding Registrant
CC Media Holdings, Inc. (the “Company”) was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (the “Sponsors”) for the purpose of acquiring the business of Clear Channel Communications, Inc., a Texas company (“Clear Channel”). The acquisition (the “acquisition” or the “merger”) was consummated on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”).
The Company accounted for its acquisition of Clear Channel as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. The Company preliminarily allocated a portion of the consideration paid to the assets and liabilities acquired at their initial estimated respective fair values with the remaining portion recorded at the continuing shareholders’ basis. Excess consideration after this preliminary allocation was recorded as goodwill.
The Company has initially estimated the fair value of the acquired assets and liabilities as of July 30, 2008 utilizing information available at the time the Company’s financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. The Company is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in its Americas outdoor advertising segment and will finalize its purchase price allocation in 2009. The final allocation of the purchase price may be different than the initial allocation.
The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The period from January 1, 2009 through March 31, 2009 reflects the post-merger period of the Company, including the merger of a wholly-owned subsidiary of the Company with and into Clear Channel. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries.

•	The period from January 1, 2008 through March 31, 2008 reflects the pre-merger period of Clear Channel. Prior to its acquisition of Clear Channel, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
The opening balance sheet reflected the preliminary allocation of purchase price, based on available information and certain assumptions management believed were reasonable. During the first quarter of 2009, the Company lowered the initial fair value estimate of its permits, contracts and site leases in its Americas segment by $126.0 million based on additional information received, which resulted in an increase to goodwill of $75.0 million and a decrease to deferred taxes of $51.0 million.
The following unaudited supplemental pro forma information reflects the consolidated results of operations of the Company as if the merger had occurred on January 1, 2008. The historical financial information was adjusted to give effect to items that are (i) directly attributed to the merger, (ii) factually supportable, and (iii) expected to have a continuing impact on the consolidated results. Such items include depreciation and amortization expense associated with preliminary valuations of property, plant and equipment and definite-lived intangible assets, corporate expenses associated with new equity-based awards granted to certain members of management, expenses associated with the accelerated vesting of employee equity-based awards upon the closing of the merger, interest expense related to debt issued in conjunction with the merger and the fair value adjustment to Clear Channel’s existing debt and the related tax effects of these items. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

March 31, 2008
(In thousands)	Pre-merger
Revenue	$1,564,207
Loss before discontinued operations	$(61,320)
Net income attributable to the Company	$576,942
Net income per common share — basic	$7.10
Net income per common share — diluted	$7.10
          Liquidity
The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in advertising revenues across its businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity. The continuation of the global economic slowdown may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.
In January 2009, we announced that we commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise. The Company recognized approximately $33.6 million of expenses related to its restructuring program during the first quarter of 2009.
Based on the Company’s current and anticipated levels of operations and conditions in its markets, the Company believes that cash flow from operations as well as cash on hand (including amounts drawn or available under the senior secured credit facilities) will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.
The Company expects to be in compliance with the covenants under Clear Channel’s senior secured credit facilities in 2009. However, the Company’s anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. In addition, the Company’s ability to comply with the covenants in Clear Channel’s financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in the financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under Clear Channel’s revolving credit facility under the senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If the Company is unable to repay Clear Channel’s obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. In addition, a default or acceleration under any of Clear Channel’s financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.
          Preparation of Interim Financial Statements
The consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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
          Summarized Operating Results of Discontinued Operations
During the first quarter of 2008, Clear Channel completed the sale of its television business and certain radio stations. Summarized operating results of these businesses reported in discontinued operations are as follows:

Three Months
Ended March 31,
2008
(In thousands)	Pre-merger
Revenue	$69,883
Income before income taxes	$695,364
Included in income from discontinued operations, net for the three months ended March 31, 2008 is income tax expense of $57.1 million and a gain of $688.2 million related to the sale of Clear Channel’s television business and certain radio stations.
          Share-based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
(In thousands)	Post-merger	Pre-merger
Direct Expense	$3,007	$3,604
Selling, General & Administrative Expense	1,888	3,135
Corporate Expense	4,876	2,851

Total Share-Based Compensation Expense	$9,771	$9,590

As of March 31, 2009, there was $125.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over four years. In addition, as of March 31, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.
          New Accounting Pronouncements
The Company retrospectively adopted Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) on January 1, 2009. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The impact of adopting FSP EITF 03-6-1 decreased previously reported basic earnings per share by $.01.
Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement No. 160”), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement No. 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement No. 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $426.2 million of noncontrolling interests to shareholders’ equity.
Statement No. 160 requires a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the Company and equity attributable to the noncontrolling interests.

		Noncontrolling
(In thousands)	The Company	Interests	Consolidated
Balances at January 1, 2009	$(3,342,451)	$426,220	$(2,916,231)
Net loss	(418,217)	(9,782)	(427,999)
Foreign currency translation adjustments	(39,970)	(7,373)	(47,343)
Unrealized holding loss on marketable securities	(8,362)	(1,799)	(10,161)
Unrealized holding loss on cash flow derivatives	(28,358)	—	(28,358)
Reclassification adjustment	3,633	33,382	37,015
Other — net	6,728	2,774	9,502

Balances at March 31, 2009	$(3,826,997)	$443,422	$(3,383,575)

		Noncontrolling
(In thousands)	The Company	Interests	Consolidated
Balances at January 1, 2008	$8,769,299	$464,552	$9,233,851
Net income	799,653	8,389	808,042
Foreign currency translation adjustments	48,456	20,696	69,152
Unrealized holding loss on marketable securities	(5,121)	—	(5,121)
Other — net	11,920	4,793	16,713

Balances at March 31, 2008	$9,624,207	$498,430	$10,122,637

The Company adopted Financial Accounting Standards Board Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. Please refer to Note 4 for disclosure required by Statement No. 161.
          Recent Accounting Pronouncements
Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company will adopt FSP No. FAS 157-4 on April 1, 2009 and does not anticipate adoption to materially impact its financial position or results of operations.
Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company will adopt FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and does not anticipate adoption to materially impact its financial position or results of operations.
Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1”), was issued in April 2009. FSP No. FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No.

141R”), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.
Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”), was issued in April 2009. It amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.
Note 2: INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangible Assets
The Company has intangible assets that consist primarily of transit and street furniture contracts, permanent easements that provide the Company access to certain of its outdoor displays and other contractual rights in its Americas and International outdoor segments. The Company has talent and program right contracts and advertiser relationships in its radio segment and contracts for non-affiliated radio and television stations in its media representation operations. These intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$766,415	$66,022	$883,130	$49,818
Customer / advertiser relationships	1,210,205	79,951	1,210,205	49,970
Talent contracts	161,644	11,966	161,644	7,479
Representation contracts	216,955	30,098	216,955	21,537
Other	547,199	20,766	548,180	9,590

Total	$2,902,418	$208,803	$3,020,114	$138,394

Total amortization expense from continuing operations related to definite-lived intangible assets was $72.0 million for the three months ended March 31, 2009.
During the first quarter of 2009, the Company lowered the initial fair value estimate of its permits, contracts and site leases in its Americas segment by $126.0 million based on additional information received which resulted in a credit to amortization expense of approximately $7.0 million.
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$302,771
2011	295,678
2012	275,955
2013	259,056
2014	245,465

Indefinite-lived Intangibles
The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if it finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location which provides the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Pre-merger
Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116
Acquisitions	7,051	—	12,341	—	19,392
Dispositions	(20,931)	—	—	—	(20,931)
Foreign currency	—	(293)	28,596	—	28,303
Adjustments	(423)	(970)	—	—	(1,393)

Balance as of July 30, 2008	$6,031,224	$687,073	$515,190	$2,000	$7,235,487

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Post-merger
Balances at July 31, 2008	—	—	—	—	—
Preliminary purchase price allocation	6,335,220	2,805,780	603,712	60,115	9,804,827
Purchase price adjustments — net	356,040	438,025	(76,116)	271,175	989,124
Impairment	(1,115,033)	(2,321,602)	(173,435)	—	(3,610,070)
Acquisitions	3,486	—	—	—	3,486
Foreign exchange	—	(29,605)	(63,519)	—	(93,124)
Other	(523)	—	(3,099)	—	(3,622)

Balance as of December 31, 2008	5,579,190	892,598	287,543	331,290	7,090,621
Acquisitions	—	3,112	106	—	3,218
Dispositions	(1,856)	—	—	(2,276)	(4,132)
Foreign currency	—	(1,118)	(10,985)	—	(12,103)
Purchase price adjustments — net	39,358	74,829	—	—	114,187

Balance as of March 31, 2009	$5,616,692	$969,421	$276,664	$329,014	$7,191,791

The Company performed an interim impairment test as of December 31, 2008. The estimated fair value of the Company’s reporting units was below their carrying values, which required it to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $3.6 billion to reduce its goodwill.

NOTE 3: DEBT
Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
(In thousands)	2009	2008
Senior Secured Credit Facilities:
Term Loan A Facility	$1,331,500	$1,331,500
Term Loan B Facility	10,700,000	10,700,000
Term Loan C — Asset Sale Facility	695,879	695,879
Revolving Credit Facility	1,810,000	220,000
Delayed Draw Term Loan Facilities	532,500	532,500
Receivables Based Credit Facility	322,732	445,609
Other Secured Long-term Debt	5,992	6,604

Total Consolidated Secured Debt	15,398,603	13,932,092

Senior Cash Pay Notes	980,000	980,000
Senior Toggle Notes	1,330,000	1,330,000
Clear Channel Senior Notes:
4.25% Senior Notes Due 2009	500,000	500,000
7.65% Senior Notes Due 2010	133,681	133,681
4.5% Senior Notes Due 2010	250,000	250,000
6.25% Senior Notes Due 2011	722,941	722,941
4.4% Senior Notes Due 2011	223,279	223,279
5.0% Senior Notes Due 2012	275,800	275,800
5.75% Senior Notes Due 2013	475,739	475,739
5.5% Senior Notes Due 2014	750,000	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Other long-term debt	66,907	69,260
Purchase accounting adjustments and original issue (discount) premium	(1,065,222)	(1,114,172)

	21,016,728	19,503,620
Less: current portion	803,438	562,923

Total long-term debt	$20,213,290	$18,940,697

The Company’s weighted average interest rate at March 31, 2009 was 5.9%.
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
The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:
•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1; and

•	with respect to loans under the term loan B facility, term loan C — asset sale facility and delayed draw term loan facilities, (i) 2.65% in the case of base rate loans and (ii) 3.65% in the case of Eurocurrency rate loans, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1.
Clear Channel is required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 4 to 1. Clear Channel is required to pay each delayed draw term loan facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term loan facilities, which initially is 1.825% per annum until the delayed draw term loan facilities are fully drawn or commitments thereunder are terminated.
The senior secured credit facilities contain a financial covenant that requires Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. Clear Channel’s senior secured debt consists of the senior secured credit facilities, the receivables based credit facility and certain other secured subsidiary debt. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 7.1:1 at March 31, 2009. Clear Channel’s consolidated EBITDA is calculated as its trailing 12-month operating income before depreciation, amortization, impairment charge, non-cash compensation, other operating income — net and merger expenses of $1.6 billion adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any 12-month period) of $100.0 million; (ii) an increase of $28.7 million for cash received from nonconsolidated affiliates; (iii) an increase of $17.0 million for non-cash items; (iv) an increase of $129.5 million related to expenses incurred associated with the Company’s restructuring program; and (v) an increase of $82.5 million for various other items.
Receivables Based Credit Facility
The receivables based credit facility of $783.5 million provides revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the closing date, subject to a borrowing base. The borrowing base at any time equals 85% of the eligible accounts receivable for certain subsidiaries of the Company.
Borrowings, excluding the initial borrowing, under the receivables based credit facility are subject to compliance with a minimum fixed charge coverage ratio of 1.0:1.0 if at any time excess availability under the receivables based credit facility is less than $50 million, or if aggregate excess availability under the receivables based credit facility and revolving credit facility is less than 10% of the borrowing base.
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
The margin percentage applicable to the receivables based credit facility is (i) 1.40% in the case of base rate loans and (ii) 2.40% in the case of Eurocurrency rate loans, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1.
Clear Channel is required to pay each lender a commitment fee in respect of any unused commitments under the receivables based credit facility, which is 0.375% per annum, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 6 to 1.
Senior Cash Pay Notes and Senior Toggle Notes
Clear Channel has outstanding $980.0 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.33 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
Clear Channel may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash accrues at a rate of 11.00% per annum and PIK Interest accrues at a rate of 11.75% per annum. Interest on the senior cash pay notes accrues at a rate of 10.75% per annum.
On January 15, 2009, the Company made a permitted election under the indenture governing the senior toggle notes to pay PIK Interest with respect to 100% of the senior toggle notes for the semi-annual interest period commencing February 1, 2009. For subsequent interest periods, the Company must make an election regarding whether the applicable interest payment on the senior toggle notes will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK Interest. In the absence of such an election for any interest period, interest on the senior toggle notes will be payable according to the election for the immediately preceding interest period. As a result, the Company is deemed to have made the PIK Interest election for future interest periods unless and until it elects otherwise.
Note 4: OTHER DEVELOPMENTS
          Acquisitions
During the three months ended March 31, 2009, the Company’s Americas segment paid $4.7 million primarily for the acquisition of land and buildings.
Clear Channel acquired two FCC licenses in its radio segment for $11.6 million in cash during the first quarter of 2008. Clear Channel acquired outdoor display faces and additional equity interests in international outdoor companies for $68.6 million in cash during the same period. Clear Channel’s national representation business acquired representation contracts for $3.7 million in cash during the first quarter of 2008.
Also during the first quarter of 2008, Clear Channel exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Other operating income — net.”
          Disposition of Assets
During the first quarter of 2009, the Company sold three radio stations for approximately $2.8 million and recorded a loss of $5.3 million in “Other operating income — net”. The Company received proceeds of $18.3 million from the sale of an airplane in the first quarter of 2009 and recorded a loss of $2.0 million in “Other operating income — net.”
During the first quarter of 2009, the Company sold international assets for $3.8 million resulting in a gain of $3.2 million. In addition, the Company sold assets for $1.1 million in the Americas segment and recorded a gain of $0.9 million recorded in “Other operating income — net.”
The Company sold 57% of its remaining interest in Grupo ACIR Comunicaciones for approximately $23.5 million and recorded a loss of approximately $4.0 million during the first quarter of 2009. As a result of the sale, the Company will no longer account for the investment under Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.
Clear Channel received proceeds of $76.0 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $21.5 million as a component of “Income from discontinued operations, net” during the three months ended March 31, 2008. Clear Channel received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” during the three months ended March 31, 2008.
In addition, Clear Channel sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, in the first quarter of 2008 and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. Clear Channel classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The sale of Clear Channel Independent was structured as a tax-free disposition, thereby resulting in no current tax expense recognized on the sale. As a result, Clear Channel’s effective tax rate for the first quarter of 2008 was 28.2%.
          Divestiture Trusts
The Company holds nontransferable, noncompliant station combinations pursuant to certain FCC rules or, in a few cases, pursuant to temporary waivers. These noncompliant station combinations were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. The Company will have to divest of certain stations in these noncompliant station combinations. The trust will be terminated, with respect to each noncompliant station combination, if at any time the stations may be owned by the Company under the then-current FCC media ownership rules. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

          Legal Proceedings
The Company and its subsidiaries are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
          Effective Tax Rate
The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The effective tax rate for the three months ended March 31, 2009 was a negative 4.8%. The effective rate was impacted as a result of the Company’s inability to record tax benefits on net losses generated in the current period. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, the Company cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future net operating losses. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax valuation allowances would be required on those deferred tax assets. For the three months ended March 31, 2008, the effective tax rate was 28.2%, driven by the tax-free disposition of Clear Channel Independent discussed above.
          Marketable Equity Securities and Interest Rate Swap Agreements
The Company holds marketable equity securities and interest rate swaps that are measured at fair value on each reporting date.
Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at March 31, 2009 and December 31, 2008 was $20.2 million and $27.1 million, respectively.
The Company’s aggregate $6.0 billion notional amount interest rate swap agreements are designated as a cash flow hedge and the effective portions of the gain or loss on the swaps are reported as a component of other comprehensive income. The Company entered into the swaps to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest-rate changes on future interest expense. These interest rate swap agreements mature at various times from 2010 through 2013. No ineffectiveness was recorded in earnings related to these interest rate swaps.
Due to the fact that the inputs are either directly or indirectly observable, the Company classified the fair value measurements of these agreements as Level 2.
The table below shows the balance sheet classification and fair value of the Company’s interest rate swaps designated as hedging instruments:

(In thousands)
Classification as of March 31, 2009	Fair Value	Classification as of December 31, 2008	Fair Value
Other long-term liabilities	$163,651	Other long-term liabilities	$118,785
The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

Accumulated other
(In thousands)	comprehensive loss
Balance at January 1, 2009	$75,079
Other comprehensive loss	28,358

Balance at March 31, 2009	$103,437

          Other Comprehensive Income
The following table discloses the amount of income tax (expense) or benefit allocated to each component of other comprehensive income for the three months ended March 31, 2009 and 2008, respectively:

(In thousands)	2009	2008
Unrealized holding gain (loss) on marketable securities	$(2,477)	$770
Unrealized holding gain on cash flow derivatives	16,508	16,006

Income tax benefit	$14,031	$16,776

Note 5: COMMITMENTS, CONTINGENCIES AND GUARANTEES
Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. For acquisitions completed prior to the adoption of Statement No. 141R, the Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company. For acquisitions completed post adoption of Statement No. 141R, the Company accounts for these payments based on the guidance in FSP No. FAS 141(R)-1.
As discussed in Note 4, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions or the effectiveness of the strategies related to these proceedings.
At March 31, 2009, Clear Channel guaranteed $39.6 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of March 31, 2009, no amounts were outstanding under these agreements.
As of March 31, 2009, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $192.5 million and $100.0 million, respectively. A letter of credit in the amount of $47.0 million is collateral in support of a surety bond and this amount would only be drawn under the letter of credit in the event the associated surety bond was funded and Clear Channel did not honor its reimbursement obligation to the issuer.
These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.
Note 6: SEGMENT DATA
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

The following table presents the Company’s post-merger and Clear Channel’s pre-merger operating segment results for the three months ended March 31, 2009 and 2008.

					Corporate and
		Americas	International		other
	Radio	Outdoor	Outdoor		reconciling
(In thousands)	Broadcasting	Advertising	Advertising	Other	items	Eliminations	Consolidated
Three Months Ended March 31, 2009 (Post-merger)
Revenue	$603,622	$270,187	$312,029	$41,798	$—	$(19,649)	$1,207,987
Direct operating expenses	228,182	144,880	234,728	22,526	—	(11,967)	618,349
Selling, general and administrative expenses	239,339	48,839	68,925	28,115	—	(7,682)	377,536
Depreciation and amortization	56,832	46,650	55,258	14,847	1,972	—	175,559
Corporate expenses	—	—	—	—	47,635	—	47,635
Other operating expense — net	—	—	—	—	(2,894)	—	(2,894)

Operating income (loss)	$79,269	$29,818	$(46,882)	$(23,690)	$(52,501)	$—	$(13,986)

Intersegment revenues	$9,413	$125	$—	$10,111	$—	$—	$19,649
Identifiable assets	$11,762,613	$5,108,561	$2,255,883	$982,668	$1,919,334	$—	$22,029,059
Capital expenditures	$10,705	$19,965	$17,239	$5	$570	$—	$48,484
Share-based payments	$1,999	$2,168	$656	$72	$4,876	$—	$9,771

Three Months Ended March 31, 2008 (Pre-merger)
Revenue	$769,611	$333,362	$442,217	$44,453	$—	$(25,436)	$1,564,207
Direct operating expenses	231,496	156,245	314,589	17,324	—	(13,707)	705,947
Selling, general and administrative expenses	269,282	58,375	86,235	24,218	—	(11,729)	426,381
Depreciation and amortization	31,487	50,099	54,991	11,555	4,146	—	152,278
Corporate expenses	—	—	—	—	46,303	—	46,303
Merger expenses	—	—	—	—	389	—	389
Other operating income — net	—	—	—	—	2,097	—	2,097

Operating income (loss)	$237,346	$68,643	$(13,598)	$(8,644)	$(48,741)	$—	$235,006

Intersegment revenues	$10,964	$1,677	$—	$12,795	$—	$—	$25,436
Identifiable assets	$11,641,673	$2,904,243	$2,877,597	$721,556	$853,038	$—	$18,998,107
Capital expenditures	$18,420	$30,050	$43,251	$905	$1,067	$—	$93,693
Share-based payments	$4,809	$1,538	$392	$—	$2,851	$—	$9,590
Revenue of $340.7 million and $476.6 million derived from foreign operations are included in the data above for the three months ended March 31, 2009 and 2008, respectively. Identifiable assets of $2.5 billion and $3.1 billion derived from foreign operations are included in the data above at March 31, 2009 and 2008, respectively.
Note 7: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company entered into a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services to the Company and its wholly-owned subsidiaries until 2018. Pursuant to the management agreement, the Company agreed to pay management fees to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year. For the three months ended March 31, 2009, the Company recognized management fees of $3.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consummation of Merger
          We were formed in May 2007 by private equity funds sponsored by the Sponsors for the purpose of acquiring the business of Clear Channel. The acquisition was consummated on July 30, 2008 pursuant to the Merger Agreement. As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain of our principals that were rolled over and exchanged for shares of our Class A common stock, were either exchanged for (i) $36.00 in cash consideration or (ii) one share of our Class A common stock.
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
          We estimated the preliminary fair value of the acquired assets and liabilities as of July 30, 2008 utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. We are currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in our Americas outdoor advertising segment and will complete our purchase price allocation in 2009. The final allocation of the purchase price may be different than the initial allocation.
          During the first quarter of 2009, we lowered the initial fair value estimate of our permits, contracts and site leases in the Americas segment by $126.0 million based on additional information received, which resulted in an increase to goodwill of $75.0 million and a decrease to deferred taxes of $51.0 million.
Restructuring Program
          On January 20, 2009, we announced that we commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
          For the period ending March 31, 2009, we had recognized approximately $12.9 million, $12.9 million and $7.8 million as components of direct operating expenses, SG&A expenses and corporate expenses, respectively, related to the restructuring program.
Format of Presentation
          Our consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The period from January 1, 2009 through March 31, 2009 reflects our post-merger period. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of ours and our business became that of Clear Channel and its subsidiaries.

•	The period from January 1, 2008 through March 31, 2008 reflects the pre-merger period of Clear Channel. Prior to the consummation of our acquisition of Clear Channel, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
          Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which includes our national syndication business, Americas outdoor advertising (“Americas” or Americas outdoor advertising”) and International outdoor advertising

(“International” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.
          We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Other operating income — net, Interest expense, Gain on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) — net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
          Management also looks at radio revenue by market size, as defined by Arbitron Inc. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and retaining listeners.
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
Americas and International Outdoor Advertising
          Our outdoor advertising business has been, and may continue to be, adversely impacted by the difficult economic conditions currently present in the United States and other countries in which we operate. The continued weakening economy has, among other things, adversely affected our clients’ need for advertising and marketing services, resulted in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels, and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.
          Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.
          Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
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
          In our International business, normal market practice is to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.
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
Share-Based Payments
          As of March 31, 2009, there was $125.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over four years. In addition, as of March 31, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

          The following table details compensation costs related to share-based payments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
(In millions)	Post-merger	Pre-merger
Radio Broadcasting
Direct Operating Expenses	$.9	$2.2
SG&A	1.1	2.6
Americas Outdoor Advertising
Direct Operating Expenses	1.6	1.1
SG&A	.6	.4
International Outdoor Advertising
Direct Operating Expenses	.5	.3
SG&A	.2	.1

Corporate	4.9	2.9

Total	$9.8	$9.6

RESULTS OF OPERATIONS
Consolidated Results of Operations
          The comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008 is as follows:

	Three Months Ended March 31,
	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change
Revenue	$1,207,987	$1,564,207	(23%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	618,349	705,947	(12%)
Selling, general and administrative expenses (excludes depreciation and amortization)	377,536	426,381	(12%)
Depreciation and amortization	175,559	152,278	15%
Corporate expenses (excludes depreciation and amortization)	47,635	46,303	3%
Merger expenses	—	389
Other operating income (expense) — net	(2,894)	2,097

Operating income (loss)	(13,986)	235,006
Interest expense	387,053	100,003
Gain on marketable securities	—	6,526
Equity in (loss) earnings of nonconsolidated affiliates	(4,188)	83,045
Other income (expense) — net	(3,180)	11,787

Income (loss) before income taxes and discontinued operations	(408,407)	236,361
Income tax benefit (expense):
Current	(11,095)	(23,833)
Deferred	(8,497)	(42,748)

Income tax benefit (expense)	(19,592)	(66,581)

Income (loss) before discontinued operations	(427,999)	169,780
Income from discontinued operations, net	—	638,262

Consolidated net income (loss)	$(427,999)	$808,042

Consolidated Revenue
          Our consolidated revenue decreased $356.2 million during the first quarter of 2009 compared to the same period of 2008. Our radio broadcasting revenue declined $166.0 million from decreases in both local and national advertising. Our international outdoor revenue declined $130.2 million, with approximately $60.9 million from movements in foreign exchange. Our Americas outdoor revenue declined $63.2 million primarily from a decline in bulletin, poster and airport revenue.
Consolidated Direct Operating Expenses
          Direct operating expenses decreased $87.6 million during the first quarter of 2009 compared to the same period of 2008. Our international outdoor segment contributed $79.9 million of the decrease, of which $45.7 million related to movements in foreign exchange. Americas outdoor direct operating expenses decreased $11.4 million driven by decreased site lease expenses.
Consolidated Selling, General and Administrative Expenses (“SG&A”)
          SG&A decreased $48.8 million during the first quarter of 2009 compared to the same period of 2008. Our radio broadcasting SG&A declined $29.9 million from decreases in sales commission expenses and salaries. Our international outdoor SG&A expenses decreased $17.3 million primarily attributable to $13.7 million from movements in foreign exchange. SG&A decreased $9.5 million in our Americas outdoor segment principally related to a decline in bonus and commission expenses.
Depreciation and Amortization
          Depreciation and amortization increased $23.3 million during the three months ended March 31, 2009 compared to the same period of 2008 primarily due to $44.1 million associated with the fair value adjustments to the acquired assets in the merger, partially offset by movements in foreign exchange.
Corporate Expenses
          Corporate expenses increased $1.3 million during the three months ended March 31, 2009 compared to the same period of 2008. Corporate expenses in the first quarter of 2009 include approximately $7.8 million related to our restructuring program and an increase of $1.8 million in outside professional services. These increases were partially offset by a decline in bonus expenses.
Other Operating Income (Expense) — Net
          Other expense of $2.9 million in the first quarter of 2009 primarily relates to a $5.3 million loss on the sale of radio stations, partially offset by a $3.2 million gain on the sale of assets in France. Other income of $2.1 million in the first quarter of 2008 primarily relates to a gain on the disposition of Americas assets of $2.6 million plus net gains on various miscellaneous items of $0.9 million, partially offset by a loss on the disposal of land of $1.4 million in one of our Americas markets.
Interest Expense
          Interest expense increased $287.1 million during the three months ended March 31, 2009 compared to the same period of 2008 primarily due to increases of $176.9 million related to new indebtedness and $144.1 million from amortization of purchase accounting adjustments to Clear Channel debt and debt issuance costs, partially offset by a decline in interest expense related to Clear Channel debt that matured prior to March 31, 2009 and in interest on the AMFM Operating Inc. 8% senior notes that were redeemed at maturity in 2008.
Gain on Marketable Securities
          The gain on marketable securities recorded for the three months ended March 31, 2008 relates solely to the change in value of secured forward exchange contracts and the underlying shares. These contracts were terminated and the underlying shares were sold in the second quarter of 2008.
Equity in Earnings (Loss) of Nonconsolidated Affiliates
          Included in equity in loss of nonconsolidated affiliates in the first quarter of 2009 is a $4.0 million loss on the sale of a portion of our remaining investment in Grupo ACIR Communicaciones. Included in equity in earnings of nonconsolidated affiliates in the first quarter of 2008 is a $75.6 million gain on the sale of Clear Channel’s 50% interest in Clear Channel Independent, a South African outdoor advertising company.
Other Income (Expense) — Net
          Other income (expense) in the first quarter of 2009 and 2008 primarily related to foreign exchange transaction gains and losses on short term intercompany accounts.

Income Tax Benefit (Expense)
          Current tax expense for the three months ended March 31, 2009 decreased $12.7 million compared to the same period of 2008 primarily due to a decrease in income (loss) before income taxes and discontinued operations of $644.8 million. The effective tax rate for the three months ended March 31, 2009 was a negative 4.8%. The effective rate was impacted as a result of our inability to record tax benefits on net losses generated in the current period. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, we cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future net operating losses. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax valuation allowances would be required on those deferred tax assets.
          For the three months ended March 31, 2008, the tax expense recorded was at an effective tax rate of 28.2%, and was favorably impacted by the nonrecognition of tax on the $75.6 million book gain recognized from the sale of Clear Channel’s 50% interest in Clear Channel Independent.
          Deferred tax expense for the three months ended March 31, 2009 decreased $34.3 million compared to the same period of 2008 primarily due to increased deferred tax benefits recorded in the first quarter of 2009 related to the reversal of book depreciation expense on fixed assets and book amortization expense on intangibles and long term debt discounts.
Income from Discontinued Operations, Net
          Income from discontinued operations of $638.3 million recorded during the first quarter of 2008 primarily relates to a gain of $633.2 million, net of tax, related to the sale of Clear Channel’s television business and radio stations.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended
	March 31,
	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change
Revenue	$603,622	$769,611	(22%)
Direct operating expenses	228,182	231,496	(1%)
Selling, general and administrative expenses	239,339	269,282	(11%)
Depreciation and amortization	56,832	31,487	80%

Operating income	$79,269	$237,346	(67%)

          Revenue declined approximately $166.0 million during the first quarter of 2009 compared to the same period of 2008, driven by decreases in local and national revenues. Local and national revenues were down as a result of an overall weakness in advertising. Our radio revenue experienced declines across all markets of variable sizes and advertising categories including automotive, retail and entertainment. During the first quarter of 2009, our total minutes sold and our average minute rate decreased compared to the first quarter of 2008.
          Direct operating expenses decreased approximately $3.3 million primarily related to declines of approximately $8.5 million in programming expenses in our radio markets and declines of approximately $5.9 million in expenses related to radio support services. These declines were partially offset by an increase of approximately $7.6 million in programming expenses in our national syndication business mostly related to contract talent payments. SG&A expenses decreased approximately $29.9 million primarily from a decline in commission expenses associated with the decline in revenue. We also experienced a decline in salary expenses, mostly related to our restructuring program.
          Depreciation and amortization increased $25.3 million mostly as a result of additional amortization associated with the preliminary purchase accounting adjustments to the acquired intangible assets.

Americas Outdoor Advertising

	Three Months Ended
	March 31,
	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change
Revenue	$270,187	$333,362	(19%)
Direct operating expenses	144,880	156,245	(7%)
Selling, general and administrative expenses	48,839	58,375	(16%)
Depreciation and amortization	46,650	50,099	(7%)

Operating income	$29,818	$68,643	(57%)

          Our revenues were impacted by weak demand for local and national advertising across most markets. Revenue declined approximately $63.2 million during the first quarter of 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven principally by a decline in both occupancy and rate compared to the first quarter of 2008.
          Direct operating expenses decreased $11.4 million during the first quarter of 2009 compared to the same period of 2008 primarily from an $8.3 million decrease in site-lease expenses associated with the decline in bulletin, poster and airport revenues. SG&A decreased $9.5 million during the first quarter of 2009 compared to the same period of 2008 mainly from a $3.9 million decline in bonus and commissions associated with the decline in revenue and a $1.9 million decline in administrative expenses.
          Depreciation and amortization decreased $3.4 million. During the first quarter of 2009, we lowered the initial fair value estimate of our permits, contracts and site leases by $126.0 million based on additional information received which resulted in a credit to amortization expense of approximately $7.0 million.
International Outdoor Advertising

	Three Months Ended
	March 31,
	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change
Revenue	$312,029	$442,217	(29%)
Direct operating expenses	234,728	314,589	(25%)
Selling, general and administrative expenses	68,925	86,235	(20%)
Depreciation and amortization	55,258	54,991	1%

Operating income (loss)	$(46,882)	$(13,598)	(245%)

          Revenue decreased approximately $130.2 million during the first quarter of 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $60.9 million. The revenue decline occurred across most countries, with the most significant declines in France primarily from the loss of a contract for advertising on railway land and lower revenues in the U.K. and Italy.
          Direct operating expenses decreased $79.9 million primarily from a decrease of $45.7 million from movements in foreign exchange. The remaining decline was primarily attributable to a $24.5 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above. SG&A expenses decreased $17.3 million principally from $13.7 million related to movements in foreign exchange.
          Depreciation and amortization expenses were flat in the first quarter of 2009 compared to the same period of 2008. Increases related to additional amortization associated with the fair value adjustments to the acquired intangible assets were partially offset by a decline from movements in foreign exchange.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

	Three Months Ended March 31,
	2009	2008
(In thousands)	Post-merger	Pre-merger
Radio Broadcasting	$79,269	$237,346
Americas Outdoor Advertising	29,818	68,643
International Outdoor Advertising	(46,882)	(13,598)
Other	(23,690)	(8,644)
Other operating income (expense) — net	(2,894)	2,097
Corporate and merger expenses	(49,607)	(50,838)

Consolidated operating (loss) income	$(13,986)	$235,006

LIQUIDITY AND CAPITAL RESOURCES
          Due to the merger, a greater portion of our resources are required to fund the interest expense resulting from the new debt. The following discussion highlights our cash flow activities from continuing operations during the three months ended March 31, 2009 and 2008.
Cash Flows

	Three Months Ended March 31,
	2009	2008
(In thousands)	Post-merger	Pre-merger
Cash provided by (used in):
Operating activities	$(127,019)	$367,772
Investing activities	$(4,094)	$(154,257)
Financing activities	$1,466,067	$(754,449)
Discontinued operations	$—	$997,898
          Operating Activities:
          Cash flow used in operating activities for the three months ended March 31, 2009 primarily reflects a loss before discontinued operations of $428.0 million, plus depreciation and amortization of $175.6 million and $61.6 million related to the amortization of debt issuance costs and accretion of fair value adjustments from the debt issued to consummate the merger.
          Cash flow from operating activities for the first quarter of 2008 primarily reflects income before discontinued operations of $169.8 million, plus depreciation and amortization of $152.3 million and deferred taxes of $42.7 million. In addition, Clear Channel recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of its 50% interest in Clear Channel Independent based on the fair value of the equity securities received.
          Investing Activities:
          Cash used in investing activities during the first quarter of 2009 principally reflects proceeds of $23.5 million from the sale of 57% of our remaining 20% investment in Grupo Acir Communicaciones and $26.0 million primarily related to the disposition of radio stations and an airplane, offset by $48.5 million related to the purchase of assets in our outdoor operations and $5.1 million related to the purchase of various other items.
          Cash used in investing activities for the first quarter of 2008 principally reflects capital expenditures of $93.7 million and the purchase of outdoor advertising assets and two FCC licenses for $83.9 million.
          Financing Activities:
          Cash used in financing activities for the three months ended March 31, 2009 principally reflects a draw of remaining availability of $1.6 billion under Clear Channel’s $2.0 billion revolving credit facility to improve our liquidity position in light of continuing uncertainty in credit market and economic conditions.

          Cash used in financing activities for the three months ended March 31, 2008 principally reflects net payments on Clear Channel’s credit facility of $162.8 million (terminated in connection with the merger), the January 15, 2008 maturity of Clear Channel’s $500.0 million 4.625% senior notes and $93.4 million in dividends paid.
Discontinued Operations
          During the first quarter of 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $76.0 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during the first quarter of 2008.
Anticipated Cash Requirements
          Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. The continuation of the global economic slowdown may continue to adversely impact our revenue, profit margins, cash flow and liquidity.
          Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under Clear Channel’s senior secured credit facilities) will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. Clear Channel borrowed the approximately $1.6 billon of remaining availability under its $2.0 billion revolving credit facility to improve our liquidity position in light of continuing uncertainty in credit market and economic conditions on February 6, 2009. As of May 8, 2009, the outstanding balance on this facility was $1.8 billion and taking into account letters of credit of $177.4 million, $12.6 million was available to be drawn.
          Continuing adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. While there is no assurance in the current economic environment, we believe the lenders participating in Clear Channel’s credit agreements will be willing and able to provide financing in accordance with the terms of their agreements.
          Our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under Clear Channel’s financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of Clear Channel’s financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations.
          We expect to be in compliance with the covenants under Clear Channel’s senior secured credit facilities in 2009. However, our anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. In addition, our ability to comply with the covenants in Clear Channel’s financing agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay Clear Channel’s obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. In addition, a default or acceleration under any of Clear Channel’s financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

SOURCES OF CAPITAL
          As of March 31, 2009 and December 31, 2008, we had the following debt outstanding:

	March 31,	December 31,
(In millions)	2009	2008
Term Loan A Facility	$1,331.5	$1,331.5
Term Loan B Facility	10,700.0	10,700.0
Term Loan C — Asset Sale Facility	695.9	695.9
Delayed Draw Term Loan Facilities	532.5	532.5
Receivables Based Credit Facility	322.7	445.6
Revolving Credit Facility	1,810.0	220.0
Secured Subsidiary Debt	6.0	6.6

Total Secured Debt	15,398.6	13,932.1

Senior Cash Pay Notes	980.0	980.0
Senior Toggle Notes	1,330.0	1,330.0
Clear Channel Senior Notes (a)	3,241.2	3,192.2
Clear Channel Subsidiary Debt	66.9	69.3

Total Debt	21,016.7	19,503.6
Less: Cash and cash equivalents	1,574.8	239.8

	$19,441.9	$19,263.8

(a)	Includes $1.0 billion at March 31, 2009 in unamortized fair value purchase accounting discounts related to the merger with Clear Channel. Includes $1.1 billion at December 31, 2008 in unamortized fair value purchase accounting discounts related to the merger with Clear Channel.
          We may utilize available funds for general working capital purposes including funding capital expenditures and acquisitions. We and our subsidiaries may from time to time pursue various alternatives in order to reduce our substantial indebtedness. These alternatives include retiring or purchasing our outstanding debt or equity securities or obligations through cash purchases, prepayments and / or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, prepayments or exchanges, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations. These transactions could also result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios which could have a material positive or negative impact on our ability to comply with the covenants contained in Clear Channel’s debt agreements. Such purchases, prepayments and / or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
          The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:
•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1; and

•	with respect to loans under the term loan B facility, term loan C — asset sale facility and delayed draw term loan facilities, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1.
          Clear Channel is required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 4 to 1. Clear Channel is required to pay each delayed draw term loan facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term loan facilities, which initially is 1.825% per annum until the delayed draw term loan facilities are fully drawn or commitments thereunder are terminated.

          The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables based credit facility and certain other secured subsidiary debt. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 7.1:1 at March 31, 2009. Clear Channel’s consolidated EBITDA is calculated as its trailing 12-month operating income before depreciation, amortization, impairment charge, non-cash compensation, other operating income — net and merger expenses of $1.6 billion adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any 12-month period) of $100.0 million; (ii) an increase of $28.7 million for cash received from nonconsolidated affiliates; (iii) an increase of $17.0 million for non-cash items; (iv) an increase of $129.5 million related to expenses incurred associated with our restructuring program; and (v) an increase of $82.5 million for various other items.
Receivables Based Credit Facility
          The receivables based credit facility of $783.5 million provides revolving credit commitments in an amount equal to the initial borrowing of $533.5 million on the closing date, subject to a borrowing base. The borrowing base at any time equals 85% of the eligible accounts receivable for certain subsidiaries of the Company.
          Borrowings, excluding the initial borrowing, under the receivables based credit facility are subject to compliance with a minimum fixed charge coverage ratio of 1.0:1.0 if at any time excess availability under the receivables based credit facility is less than $50 million, or if aggregate excess availability under the receivables based credit facility and revolving credit facility is less than 10% of the borrowing base.
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
          The margin percentage applicable to the receivables based credit facility is (i) 1.40%, in the case of base rate loans and (ii) 2.40% in the case of Eurocurrency rate loans, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1.
          Clear Channel is required to pay each lender a commitment fee in respect of any unused commitments under the receivables based credit facility, which is 0.375% per annum, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 6 to 1.
Senior Notes
          On January 15, 2009, we made a permitted election under the indenture governing the senior toggle notes to pay PIK Interest with respect to 100% of the senior toggle notes for the semi-annual interest period commencing February 1, 2009. For subsequent interest periods, we must make an election regarding whether the applicable interest payment on the senior toggle notes will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK Interest. In the absence of such an election for any interest period, interest on the senior toggle notes will be payable according to the election for the immediately preceding interest period. As a result, we are deemed to have made the PIK Interest election for future interest periods unless and until we elect otherwise.
Dispositions and Other
          During the first quarter of 2009, we sold three radio stations for approximately $2.8 million and we received proceeds of $18.3 million from the sale of an airplane. Also during the first quarter of 2009, we sold international assets for $3.8 million and sold assets for $1.1 million in the Americas segment.
USES OF CAPITAL
Capital Expenditures
          Capital expenditures were $48.5 million and $93.7 million in the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31, 2009 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
(In millions)	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$10.7	$3.3	$5.2	$.6	$19.8
Revenue producing	—	16.7	12.0	—	28.7

	$10.7	$20.0	$17.2	$.6	$48.5

          We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.
Certain Relationships with the Sponsors
          We entered into a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services to us and our wholly-owned subsidiaries until 2018. Pursuant to the management agreement, we agreed to pay management fees to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year. During the first quarter of 2009, we recognized management fees of $3.8 million.
Commitments, Contingencies and Guarantees
          We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.
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
MARKET RISK
     Interest Rate Risk
          A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At March 31, 2009, we had interest rate swap agreements with a $6.0 billion aggregate notional amount that effectively fixes interest rates on a portion of our floating rate debt. The fair value of these agreements at March 31, 2009 was a liability of $163.7 million. At March 31, 2009, approximately 43% of our aggregate principal amount of long-term debt, taking into consideration debt for which we have entered into pay-fixed rate receive floating rate swap agreements, bears interest at floating rates.
          Assuming the current level of borrowings and interest rate swap contracts and assuming a 200 basis point change in LIBOR, it is estimated that our interest expense for the three-month period ended March 31, 2009 would have changed by approximately $46.9 million.
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
     Equity Price Risk
          The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2009 by $4.0 million and would change comprehensive income by $2.4 million. At March 31, 2009, we also held $25.4 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     Foreign Currency
          We have operations in countries throughout the world. The financial results for our foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $50.3 million for the three months ended March 31, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the three months ended March 31, 2009 by approximately $5.0 million.
          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2009 would change our equity in earnings of nonconsolidated affiliates by $0.4 million and would change our net loss by approximately $0.2 million for the three months ended March 31, 2009.
          This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
     New Accounting Pronouncements
          Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement No. 160”), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement No. 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement No. 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $426.2 million of noncontrolling interests to shareholders’ equity.
          We retrospectively adopted FASB Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) on January 1, 2009. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The impact of adopting FSP EITF 03-6-1 decreased previously reported basic earnings per share by $.01.
     Recent Accounting Pronouncements
          Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We will adopt FSP No. FAS 157-4 on April 1, 2009 and do not anticipate adoption to materially impact our financial position or results of operations.
          Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We will adopt FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and do not anticipate adoption to materially impact our financial position or results of operations.
          Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1”), was issued in April 2009. FSP No. FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.
          Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”), was issued in April 2009. It amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.
Inflation
          Inflation is a factor in our economy and we continue to seek ways to mitigate its effect. Although the exact impact of inflation is indeterminable, to the extent permitted by competition, we pass increased costs on to our customers by increasing our effective advertising rates over time.
Ratio of Earnings to Fixed Charges

		Period from	Period from
		July 31	January 1
Three Months Ended		through	through July
March 31,		December 31,	30,		Year Ended December 31,
Post-merger	Pre-merger	Post-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger

2009	2008	2008	2008	2007	2006	2005	2004
N/A	1.72	N/A	2.06	2.38	2.27	2.24	2.76
          The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes, less equity in undistributed net income (loss) of unconsolidated affiliates, plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented. Earnings, as adjusted, were not sufficient to cover fixed charges by approximately $390.4 million for the three months ended March 31, 2009. Earnings, as adjusted, were not sufficient to cover fixed charges by approximately $5.7 billion for the post-merger period from July 31 through December 31, 2008.
Risks Regarding Forward-Looking Statements
          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, our ability to negotiate contracts having more favorable terms and the availability of capital resources are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
          A wide range of factors could materially affect future developments and performance, including:

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	risks associated with the current global economic crisis and its impact on capital markets and liquidity;

•	the impact of the global economic slowdown, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	our cost savings initiatives may not be entirely successful;

•	the effect of leverage on our financial position and earnings;

•	access to capital markets and borrowed indebtedness;

•	the impact of the geopolitical environment;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	taxes;

•	our ability to integrate the operations of recently acquired companies;

•	the impact of planned divestitures; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.
          This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is presented under “MARKET RISK” within Item 2 of this Part I.
ITEM 4T. CONTROLS AND PROCEDURES
          Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
          We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On February 20, 2008, defendants filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. A ruling on the Company’s Motion for Reconsideration is pending, and proceedings are stayed until a decision is issued. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.
Item 1A. Risk Factors
          For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. There have not been any material changes in the risk factors disclosed in the 2008 Annual Report on Form 10-K.
          Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (Incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated April 18, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (Incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated May 18, 2007).

2.4	Amendment No. 3, dated May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated May 14, 2008).

2.5	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (Incorporated by reference to Exhibit 2.1 to Clear Channel’s Current Report on Form 8-K dated April 26, 2007).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

4.1	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.2 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

4.3	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.4	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.11 to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.5	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.17 to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.7	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.8	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.9	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.10	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.11	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.12	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.13	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.14	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

4.15	Twenty-Second Supplemental Indenture, dated as of January 2, 2008, by and between Clear Channel and The Bank of New York Trust Company, N.A. (Incorporated by reference to

Exhibit
Number	Description
Exhibit 4.1 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

4.16	Fourth Supplemental Indenture, dated as of January 2, 2008, by and among AMFM, The Bank of New York Trust Company, N.A., and the guarantors party thereto (Incorporated by reference to Exhibit 4.2 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

4.17	Indenture, dated July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed July 30, 2008).

4.18	Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 30, 2008).

4.19	Supplemental Indenture, dated December 9, 2008, by and among CC Finco Holdings, LLC, a subsidiary of Clear Channel Communications, Inc. and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 2, 2009).

4.20	Registration Rights Agreement, dated July 30, 2008, by and among Clear Channel Communications, Inc., certain subsidiaries of Clear Channel Communications, Inc. party thereto, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.1	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.2	Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-A Registration Statement filed July 30, 2008).

10.3	Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 5 to the Company’s Form 8-A Registration Statement filed July 30, 2008).

10.4	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 6 to the Company’s Form 8-A Registration Statement filed July 30, 2008).

10.5	Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between L. Lowry Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

Exhibit
Number	Description
10.6	Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.7	Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.8	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among Randall T. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.9	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among Mark P. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.10	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.11	Employment Agreement, dated as of June 29, 2008, by and between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.8 to the Clear Channel’s Current Report on Form 8-K filed July 30, 2008).

10.12	Amendment, dated as of January 20, 2009, to the Amended and Restated Employment Agreement of Mark P. Mays, dated as of July 28, 2008, by and among Mark P. Mays, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.13	Amendment, dated as of January 20, 2009, to the Amended and Restated Employment Agreement of Randall T. Mays, dated as of July 28, 2008, by and among Randall T. Mays, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.14	Employment Agreement, dated as of August 5, 2005, by and between Paul Meyer and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel’s Current Report on Form 8-K filed August 10, 2005).

10.15	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

10.16	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 30, 2008).

Exhibit
Number	Description
10.17	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.18	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

10.19	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.20	Amendment No. 2, dated as of July 28 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.21	Purchase Agreement, dated May 13, 2008, by and among BT Triple Crown Merger Co., Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

10.22	Clear Channel 2008 Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.23	Form of Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.24	Form of Senior Executive Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.25	Form of Senior Management Option Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.26	Form of Executive Option Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.27	Clear Channel 2008 Investment Program (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.28	Clear Channel 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.29	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the

Exhibit
Number	Description
Company’s Current Report on Form 8-K filed July 30, 2008).

10.30	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

10.31	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4 (Registration No. 333-151345) declared effective by the Securities and Exchange Commission on June 17, 2008).

11*	Statement re: Computation of Per Share Earnings.

12*	Statement re: Computation of Ratios.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

     Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC MEDIA HOLDINGS, INC.
May 8, 2009	/s/ Randall T. Mays
Randall T. Mays
President and Chief Financial Officer

May 8, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer