Form 10-Q
period 2009-06-30
CC Media Holdings Inc
filed 2009-08-10
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number
000-53354
CC MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0241222
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 East Basse Road
San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Class A common stock, $.001 par value	23,434,788
Class B common stock, $.001 par value	555,556
Class C common stock, $.001 par value	58,967,502

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(As adjusted)*
CURRENT ASSETS
Cash and cash equivalents	$1,497,502	$239,846
Accounts receivable, net of allowance of $93,510 in 2009 and $97,364 in 2008	1,335,479	1,431,304
Prepaid expenses	104,602	133,217
Income taxes receivable	13,270	—
Other current assets	278,108	262,188

Total Current Assets	3,228,961	2,066,555

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	630,508	614,811
Structures	2,443,210	2,355,776
Towers, transmitters and studio equipment	373,572	353,108
Furniture and other equipment	230,155	242,287
Construction in progress	85,416	128,739

	3,762,861	3,694,721
Less accumulated depreciation	333,361	146,562

	3,429,500	3,548,159

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,782,523	2,881,720
Indefinite-lived intangibles — licenses	2,430,241	3,019,803
Indefinite-lived intangibles — permits	1,135,826	1,529,068
Goodwill	4,094,910	7,090,621

OTHER ASSETS
Notes receivable	11,467	11,633
Investments in, and advances to, nonconsolidated affiliates	334,748	384,137
Other assets	394,344	560,260
Other investments	55,365	33,507

Total Assets	$17,897,885	$21,125,463

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (ASC 810-10-45). This guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(As adjusted)*
CURRENT LIABILITIES
Accounts payable	$119,742	$155,240
Accrued expenses	715,880	793,366
Accrued interest	154,131	181,264
Current portion of long-term debt	298,531	562,923
Deferred income	200,734	153,153

Total Current Liabilities	1,489,018	1,845,946

Long-term debt	20,247,458	18,940,697
Deferred tax liability	2,407,801	2,679,312
Other long-term liabilities	723,821	575,739

Commitments and contingent liabilities (Note 5)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	459,105	426,220
Common Stock	82	82
Additional paid-in capital	2,104,698	2,100,995
Retained deficit	(9,133,619)	(5,041,998)
Accumulated other comprehensive loss	(400,391)	(401,529)
Cost of shares held in treasury	(88)	(1)

Total Shareholders’ Deficit	(6,970,213)	(2,916,231)

Total Liabilities and Shareholders’ Deficit	$17,897,885	$21,125,463

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (ASC 810-10-45). This guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
		(As adjusted)*		(As adjusted)*
Revenue	$1,437,865	$1,831,078	$2,645,852	$3,395,285
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	637,076	743,485	1,255,425	1,449,432
Selling, general and administrative expenses (excludes depreciation and amortization)	360,558	445,734	738,094	872,115
Depreciation and amortization	208,246	142,188	383,805	294,466
Corporate expenses (excludes depreciation and amortization)	50,087	47,974	97,722	94,277
Merger expenses	—	7,456	—	7,845
Impairment charges	4,041,252	—	4,041,252	—
Other operating income (expense) — net	(31,516)	17,354	(34,410)	19,451

Operating income (loss)	(3,890,870)	461,595	(3,904,856)	696,601
Interest expense	384,625	82,175	771,678	182,178
Gain on marketable securities	—	27,736	—	34,262
Equity in earnings (loss) of nonconsolidated affiliates	(17,719)	8,990	(21,907)	92,035
Other income (expense) — net	430,629	(6,086)	427,449	5,701

Income (loss) before income taxes and discontinued operations	(3,862,585)	410,060	(4,270,992)	646,421
Income tax benefit (expense):
Current	(18,936)	(101,047)	(30,031)	(124,880)
Deferred	203,488	(24,090)	194,991	(66,838)

Income tax benefit (expense)	184,552	(125,137)	164,960	(191,718)

Income (loss) before discontinued operations	(3,678,033)	284,923	(4,106,032)	454,703
Income from discontinued operations, net	—	5,032	—	643,294

Consolidated net income (loss)	(3,678,033)	289,955	(4,106,032)	1,097,997

Amount attributable to noncontrolling interest	(4,629)	7,628	(14,411)	16,017

Net income (loss) attributable to the Company	$(3,673,404)	$282,327	$(4,091,621)	$1,081,980

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	133,058	(9,588)	85,715	59,564
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	8,551	(42,457)	(1,610)	(47,578)
Unrealized holding loss on cash flow derivatives	(47,393)	—	(75,750)	—
Reclassification adjustment	(513)	(25,997)	3,120	(25,997)

Comprehensive income (loss)	(3,579,701)	204,285	(4,080,146)	1,067,969

Amount attributable to noncontrolling interest	19,509	885	10,337	21,581

Comprehensive income (loss) attributable to the Company	(3,599,210)	$203,400	(4,090,483)	$1,046,388

Net income (loss) per common share:
Income (loss) attributable to the Company before discontinued operations — Basic	$(45.23)	$.56	$(50.41)	$.88
Discontinued operations — Basic	—	.01	—	1.30

Net income (loss) attributable to the Company — Basic	$(45.23)	$.57	$(50.41)	$2.18

Weighted average common shares — Basic	81,224	495,201	81,163	494,975
Income (loss) attributable to the Company before discontinued operations — Diluted	$(45.23)	$.56	$(50.41)	$.88
Discontinued operations — Diluted	—	.01	—	1.30

Net income (loss) attributable to the Company — Diluted	$(45.23)	$.57	$(50.41)	$2.18

Weighted average common shares — Diluted	81,224	496,887	81,163	496,637

Dividends declared per share	$—	$—	$—	$—

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (ASC 810-10-45) and Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10-45).
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2009	2008
	Post-Merger	Pre-Merger
		(As adjusted)*
Cash flows from operating activities:

Consolidated net income (loss)	$(4,106,032)	$1,097,997
(Income) loss from discontinued operations, net	—	(643,294)

	(4,106,032)	454,703

Reconciling items:
Impairment charges	4,041,252	—
Depreciation and amortization	383,805	294,466
Deferred taxes	(194,991)	66,838
(Gain) loss on sale of operating and fixed assets	34,410	(19,451)
(Gain) loss on forward exchange contract	—	2,496
(Gain) loss on trading securities	—	(849)
(Gain) loss on extinguishment of debt	(440,338)	—
Provision for doubtful accounts	24,206	19,042
Share-based compensation	19,306	20,382
Equity in loss (earnings) of nonconsolidated affiliates	21,907	(92,035)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	120,352	3,653
Other reconciling items — net	(3,444)	(26,278)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	15,614	(37,012)

Net cash (used in) provided by operating activities	(83,953)	685,955
Cash flows from investing activities:
Change in notes receivable — net	352	1,859
Change in investments in and advances to nonconsolidated affiliates — net	6,970	24,664
Sales of investments — net	23,689	123,187
Purchases of property, plant and equipment	(92,623)	(211,726)
Proceeds from disposal of assets	37,332	44,311
Acquisition of operating assets, net of cash acquired	(6,930)	(144,138)
Change in other — net	(679)	(16,286)

Net cash used in investing activities	(31,889)	(178,129)
Cash flows from financing activities:
Draws on credit facilities	1,622,444	691,122
Payments on credit facilities	(149,376)	(873,741)
Proceeds from delayed draw term loan facility	500,000	—
Payments on long-term debt	(586,496)	(625,856)
Payments on forward exchange contract	—	(110,410)
Payments for purchase of common shares	(122)	(3,780)
Payment for purchase of noncontrolling interest	(12,952)	—
Proceeds from exercise of stock options and other	—	17,291
Dividends paid	—	(93,367)

Net cash provided by (used in) financing activities	1,373,498	(998,741)

Cash flows from discontinued operations:

Net cash used in operating activities	—	(85,026)

Net cash provided by investing activities	—	1,098,886

Net cash provided by financing activities	—	—

Net cash provided by discontinued operations	—	1,013,860

Net increase in cash and cash equivalents	1,257,656	522,945

Cash and cash equivalents at beginning of period	239,846	145,148

Cash and cash equivalents at end of period	$1,497,502	$668,093

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (ASC 810-10-45).
See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS
          Preparation of Interim Financial Statements
The consolidated financial statements were prepared by CC Media Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
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
          Information Regarding the Registrant
The Company was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (the “Sponsors”) for the purpose of acquiring the business of Clear Channel Communications, Inc., a Texas company (“Clear Channel”). The acquisition (the “acquisition” or the “merger”) was consummated on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”).
The Company accounted for its acquisition of Clear Channel as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. The Company allocated a portion of the consideration paid to the assets and liabilities acquired at their initial estimated respective fair values with the remaining portion recorded at the continuing shareholders’ basis. Excess consideration after this preliminary allocation was recorded as goodwill. The purchase price allocation was materially complete as of June 30, 2009.
The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The three and six month periods ended June 30, 2009 reflect the post-merger period of the Company, including the merger of a wholly-owned subsidiary of the Company with and into Clear Channel. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries.
•	The three and six month periods ended June 30, 2008 reflect the pre-merger period of Clear Channel. Prior to its acquisition of Clear Channel, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
The opening balance sheet reflected the preliminary allocation of purchase price, based on available information and certain assumptions management believed were reasonable. During the first six months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases and other assets primarily in its Americas segment by $137.5 million based on additional information received, which resulted in an increase to goodwill of $93.1 million and a decrease to deferred taxes of $44.4 million.
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

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
(In thousands, except per share data)	Pre-merger	Pre-merger
Revenue	$1,831,078	$3,395,285
Income before discontinued operations	$52,526	$(8,696)
Net income attributable to the Company	$57,558	$634,598
Net income per common share — basic	$0.71	$7.82
Net income per common share — diluted	$0.71	$7.82
          Liquidity
The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic downturn has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in advertising revenues across its businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.
In January 2009, the Company announced that it commenced a restructuring program targeting a reduction of fixed costs. The Company recognized approximately $56.7 million and $90.3 million of expenses related to its restructuring program during the three and six months ended June 30, 2009, respectively.
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
The Company’s and Clear Channel’s corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. The Company’s and Clear Channel’s corporate credit ratings were lowered to “CCC” from “B-”. These ratings were removed from credit watch, where they were placed with negative implications on May 4, 2009. This recent downgrade had no impact on Clear Channel’s borrowing costs under the credit agreements.

          Impairment Charges
The Company performed an interim impairment test as of June 30, 2009 on its Federal Communications Commission (“FCC”) licenses and billboard permits. The industry cash flow forecasts during the first six months of 2009 were below the forecasts used in the discounted cash flow models used to calculate the impairments at December 31, 2008. The estimated fair value of the Company’s FCC licenses and permits was below their carrying values, which resulted in a non-cash impairment charge of $935.6 million. See Note 2 for further discussion.
The Company also performed an interim goodwill impairment test as of June 30, 2009. The revenue forecasts for 2009 declined 8%, 7% and 9% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. As a result, the estimated fair values of the Company’s reporting units were below their carrying values, which required the Company to compare the implied fair values of each reporting unit’s goodwill with their carrying values. As a result, the Company recognized a non-cash impairment charge of $3.1 billion to reduce goodwill. See Note 2 for further discussion.
Additionally, the Company impaired certain contracts in its Americas outdoor and International outdoor segments by $38.8 million. See Note 2 for further discussion.
          Summarized Operating Results of Discontinued Operations
During 2008, Clear Channel completed the sale of its television business and certain radio stations. Summarized operating results of these businesses reported in discontinued operations are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
(In thousands)	Pre-merger	Pre-merger
Revenue	$3,970	$73,853
Income before income taxes	$4,557	$699,921
Included in income from discontinued operations, net for the three and six months ended June 30, 2008, respectively, is an income tax benefit of approximately $0.5 million and income tax expense of $56.6 million. Also included in income from discontinued operations for the six months ended June 30, 2008 is a gain of $688.2 million related to the sale of Clear Channel’s television business and certain radio stations.
          Share-based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(In thousands)	Post-merger	Pre-merger	Post-merger	Pre-merger
Direct Expense	$2,871	$4,583	$5,878	$8,187
Selling, General & Administrative Expense	1,837	3,373	3,725	6,508
Corporate Expense	4,827	2,836	9,703	5,687

Total Share-Based Compensation Expense	$9,535	$10,792	$19,306	$20,382

As of June 30, 2009, there was $116.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over four years. In addition, as of June 30, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.
          New Accounting Pronouncements
Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“Statement No. 168”), was issued in June 2009. Statement No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Statement No. 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Statement No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of Statement No. 168 on July 1, 2009 and has updated its references to specific GAAP literature parenthetically to reflect the codification.
Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“Interpretation No. 46(R)” or ASC 810-10-25), to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company will adopt Statement No. 167 on January 1, 2010 and is currently evaluating the impact of adoption.
Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165” or ASC Topic 855), was issued in May 2009. Statement No. 165 is effective for interim and annual periods ending after June 15, 2009 and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are issued.
The Company retrospectively adopted the provisions of Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10-45), on January 1, 2009. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The impact of adopting FSP EITF 03-6-1 decreased previously reported basic earnings per share by $.01 for the six months ended June 30, 2008.
Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement No. 160” or ASC 810-10-45), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of Statement No. 160 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted the provisions of Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $426.2 million of noncontrolling interests to shareholders’ equity.

Statement No. 160 requires a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the Company and equity attributable to the noncontrolling interests. The following table presents the changes in equity attributable to the Company and equity attributable to the noncontrolling interests for the six months ended June 30, 2009 and 2008.

		Noncontrolling
(In thousands)	The Company	Interests	Consolidated
Balances at January 1, 2009	$(3,342,451)	$426,220	$(2,916,231)
Net loss	(4,091,621)	(14,411)	(4,106,032)
Foreign currency translation adjustments	74,332	11,383	85,715
Unrealized holding loss on marketable securities	(564)	(1,046)	(1,610)
Unrealized holding loss on cash flow derivatives	(75,750)	—	(75,750)
Reclassification adjustment	3,120	33,382	36,502
Other — net	3,616	3,577	7,193

Balances at June 30, 2009	$(7,429,318)	$459,105	$(6,970,213)

		Noncontrolling
(In thousands)	The Company	Interests	Consolidated
Balances at January 1, 2008	$8,769,299	$464,552	$9,233,851
Net income	1,081,980	16,017	1,097,997
Foreign currency translation adjustments	35,119	24,445	59,564
Unrealized holding loss on marketable securities	(44,714)	(2,864)	(47,578)
Reclassification adjustment	(25,997)	—	(25,997)
Other — net	25,593	3,264	28,857

Balances at June 30, 2008	$9,841,280	$505,414	$10,346,694

The Company adopted the provisions of Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161” or ASC 815-10), on January 1, 2009. Statement No. 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. Please refer to Note 4 for disclosure required by Statement No. 161.
Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4” or ASC 820-10), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of FSP No. FAS 157-4 on April 1, 2009 with no material impact to its financial position or results of operations.
Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2” or ASC 320-10-35), was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 with no material impact to its financial position or results of operations.
Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1” or ASC 805-20), was issued in April 2009. FSP No. FAS 141(R)-1 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1” or ASC 825-10-50), was issued in April 2009. FSP No. FAS 107-1 and APB 28-1 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.
Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6” or ASC 323-10-35), was issued in November 2008. FSP EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. The Company adopted the provisions of FSP EITF 08-6 on January 1, 2009 with no material impact to its financial position or results of operations.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$796,755	$98,671	$883,130	$49,818
Customer / advertiser relationships	1,210,847	109,933	1,210,205	49,970
Talent contracts	320,854	36,843	161,644	7,479
Representation contracts	217,153	41,725	216,955	21,537
Other	547,489	23,403	548,180	9,590

Total	$3,093,098	$310,575	$3,020,114	$138,394

For the six months ended June 30, 2009, total amortization expense from continuing operations related to definite-lived intangible assets was $172.3 million. Included in amortization expense is $19.8 million related to a purchase accounting adjustment of $155.8 million to increase the balance of the Company’s talent contracts.
During the first six months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases, and other assets primarily in its Americas segment by $137.5 million based on additional information received which resulted in a credit to amortization expense of approximately $6.9 million.
The Company reviews its definite-lived tangibles for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
The Company uses various assumptions in determining the current fair market value of these assets, including future expected cash flows, industry growth rates and discount rates. Impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

During the second quarter of 2009, the Company recorded a $21.3 million impairment to taxi contracts in its Americas segment and a $17.5 million impairment primarily related to street furniture and billboard contracts in its International segment. The Company determined fair values using a discounted cash flow model. The decline in fair value of the contracts was primarily driven by a decline in the revenue projections. The decline in revenue related to taxi contracts and street furniture and billboard contracts was in the range of 10% to 15%. The balance of these taxi contracts and street furniture and billboard contracts after the impairment charges, for the contracts that were impaired, was $3.3 million and $16.0 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$318,577
2011	311,162
2012	293,840
2013	277,503
2014	257,670
          Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.
The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location which permits the Company to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.
          FCC Licenses
The Company performed an interim impairment test on its FCC licenses as of December 31, 2008, which resulted in a non-cash impairment charge of $936.2 million. The industry cash flows forecast by BIA Financial Network, Inc. (“BIA”) during the first six months of 2009 were below the BIA forecast used in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed an interim impairment test as of June 30, 2009 on its FCC licenses.
The fair value of the FCC licenses was determined using the direct valuation method as prescribed in Emerging Issues Task Force Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“Topic No. D-108” or ASC 805-20-S99). Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by Emerging Issues Task Force 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (“EITF 02-07” or ASC 350-30-35). The Company utilized Mesirow Financial Consulting, LLC (“Mesirow Financial”), a third-party valuation firm, to assist it in the development of the assumptions and the determination of the fair value of its FCC licenses. The impairment test consisted of a comparison of the fair value of the FCC licenses at the market level with their carrying amount. If the carrying amount of the FCC license exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the FCC license is its new accounting basis.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the license alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of our markets in its application of the direct valuation method. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the licenses in each market.
Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
The key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average FCC license within a market.
Management uses publicly available information from BIA regarding the future revenue expectations for the radio broadcasting industry.
The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market share and profit margin. Management believes that a three-year build-up period is required for a start-up operation to obtain the necessary infrastructure and obtain advertisers. It is estimated that a start-up operation would gradually obtain a mature market revenue share in three years. BIA forecasted industry revenue growth of negative 1.8% during the build-up period. The cost structure is expected to reach the normalized level over three years due to the time required to establish operations and recognize the synergies and cost savings associated with the ownership of the FCC licenses within the market.
The estimated operating margin in the first year of operations was assumed to be 12.5% based on observable market data for an independent start-up radio station. The estimated operating margin in the second year of operations was assumed to be the mid-point of the first-year operating margin and the normalized operating margin. The normalized operating margin in the third year was assumed to be the industry average margin of 29% based on an analysis of comparable companies. The first and second-year expenses include the non-operating start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 2% beyond the discrete build-up projection period. The residual cash flow was then capitalized to arrive at the terminal value.
The present value of the cash flows is calculated using an estimated required rate of return based upon industry-average market conditions. In determining the estimated required rate of return, management calculated a discount rate using both current and historical trends in the industry.
The Company calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio broadcasting industry.
The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). The Company calculated the average yield on an S&P B and CCC rated corporate bond which was used for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.
The rate of return on equity capital was estimated using a modified Capital Asset Pricing Model (“CAPM”). Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.
The concluded discount rate used in the discounted cash flow models to determine the fair value of the licenses was 10% for the 13 largest markets and 10.5% for all other markets. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the licenses. The initial capital investment represents the fixed assets needed to operate the radio station.
The BIA forecast for 2009 declined 8.7% and declined between 13.8% and 15.7% through 2013 compared to the BIA forecasts used in the 2008 impairment test. Additionally, the industry profit margin declined 100 basis points from the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the FCC licenses below their carrying value. As a result, the Company recognized a non-cash impairment charge in approximately one-quarter of its markets, which totaled $590.3 million. The fair value of the Company’s FCC licenses was $2.4 billion at June 30, 2009.
In calculating the fair value of its FCC licenses, the Company primarily relied on the discounted cash flow models. However, the Company relied on the stick method for those markets where the discounted cash flow model resulted in a value less than the stick method indicated.
To estimate the stick values for its markets, the Company obtained historical radio station transaction data from BIA which involved sales of individual radio stations whereby the station format was immediately abandoned after acquisition. These transactions are highly indicative of stick transactions in which the buyer does not assign value to any of the other acquired assets (i.e. tangible or intangible assets) and is only purchasing the FCC license.
In addition, the Company analyzed publicly available FCC license auction data involving radio broadcast licenses. Periodically, the FCC will hold an auction for certain FCC licenses in various markets and these auction prices reflect the purchase of only the FCC radio license.
Based on this analysis, the stick values were estimated to be the minimum value of a radio license within each market. This value was considered to be the fair value of the license for those markets where the present value of the cash flows and terminal value did not exceed the estimated stick value. Approximately 23% of the fair value of the Company’s FCC licenses at June 30, 2009 was determined using the stick method.
          Billboard Permits
The Company has approximately 36,000 billboard permits in its Americas segment. The billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically include the location which permits the Company to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts versus permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in the International segment.
The Company performed an interim impairment test on its billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. The Company’s cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed an interim impairment test as of June 30, 2009 on its billboard permits.
The fair value of the billboard permits was determined using the direct valuation method as prescribed in Topic No. D-108. Under the direct valuation method, the fair value of the billboard permits was calculated at the market level as prescribed by EITF 02-07. The Company utilized Mesirow Financial to assist it in the development of the assumptions and the determination of the fair value of the billboard permits. The impairment test consisted of a comparison of the fair value of the billboard permits at the market level with their carrying amount. If the carrying amount of the billboard permits exceeded their fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the billboard permit is its new accounting basis.
The Company’s application of the direct valuation method utilized the “greenfield” approach as discussed above. The key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average billboard permit within a market.
Management uses its internal forecasts to estimate industry normalized information as it believes these forecasts are similar to what a market participant would expect to generate. This is due to the pricing structure and demand for outdoor signage in a market being relatively constant regardless of the owner of the operation. Management also relied on its internal forecasts because there is nominal public data available for each of its markets.

The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 16% during the build-up period. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.
For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of 45% based on an analysis of comparable companies. For the first and second-year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period. The residual cash flow was then capitalized to arrive at the terminal value.
The present value of the cash flows is calculated using an estimated required rate of return based upon industry-average market conditions. In determining the estimated required rate of return, management calculated a discount rate using both current and historical trends in the industry.
The Company calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry.
The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). Management used the yield on an S&P B rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.
The rate of return on equity capital was estimated using a modified CAPM. Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.
The concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 10%. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the fixed assets needed to erect the necessary advertising structures.
The discount rate used in the impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge in all but five of its markets in the United States and Canada, which totaled $345.4 million. The fair value of the permits was $1.1 billion at June 30, 2009.
          Goodwill
Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company utilizes Mesirow Financial to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Pre-Merger
Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116
Acquisitions	7,051	—	12,341	—	19,392
Dispositions	(20,931)	—	—	—	(20,931)
Foreign currency	—	(293)	28,596	—	28,303
Adjustments	(423)	(970)	—	—	(1,393)

Balance as of July 30, 2008	$6,031,224	$687,073	$515,190	$2,000	$7,235,487

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Post-Merger
Balance as of July 31, 2008	—	—	—	—	—
Preliminary purchase price allocation	6,335,220	2,805,780	603,712	60,115	9,804,827
Purchase price adjustments — net	356,040	438,025	(76,116)	271,175	989,124
Impairment	(1,115,033)	(2,321,602)	(173,435)	—	(3,610,070)
Acquisitions	3,486	—	—	—	3,486
Foreign exchange	—	(29,605)	(63,519)	—	(93,124)
Other	(523)	—	(3,099)	—	(3,622)

Balance as of December 31, 2008	5,579,190	892,598	287,543	331,290	7,090,621
Impairment	(2,426,597)	(389,828)	(29,722)	(211,988)	(3,058,135)
Acquisitions	9,884	2,250	110	—	12,244
Dispositions	(62,233)	—	—	(2,276)	(64,509)
Foreign currency	—	15,809	7,016	—	22,825
Purchase price adjustments — net	39,801	53,304	—	—	93,105
Other	(529)	(712)	—	—	(1,241)

Balance as of June 30, 2009	$3,139,516	$573,421	$264,947	$117,026	$4,094,910

The Company performed an interim impairment test as of December 31, 2008 which resulted in a non-cash impairment charge of $3.6 billion to reduce its goodwill. The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, if applicable and used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.
Each of the Company’s U.S. radio markets and outdoor advertising markets are components. The U.S. radio markets are aggregated into a single reporting unit and the U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in Emerging Issues Task Force Topic No. D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. The Company also determined that within its Americas outdoor segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International outdoor segment constitutes a separate reporting unit.
The Company tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The Company’s cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of the Company’s debt and equity at June 30, 2009 declined from the values at December 31, 2008. As a result of these indicators, the Company performed an interim goodwill impairment test as of June 30, 2009.
The discounted cash flow model indicated that the Company failed the first step of the impairment test for certain of its reporting units, which required it to compare the implied fair value of each reporting unit’s goodwill with its carrying value.
The discounted cash flow approach the Company uses for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.
The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its reporting units. In projecting future cash flows, the Company considers a variety of factors including its historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as company-specific information. Historically, revenues in its industries have been highly correlated to economic cycles. Based on these considerations, the assumed 2009 revenue growth rates were negative followed by assumed revenue growth with an anticipated economic recovery in 2010. To arrive at the projected cash flows and resulting growth rates, the Company evaluated its historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of the operating margin assumptions. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.
The Company calculated the weighted average cost of capital (“WACC”) as of June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of its reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio and outdoor advertising industry. The calculation of the WACCs considered both current industry WACCs and historical trends in the industry.
The calculation of the WACC requires the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants) and the indicated yield on similarly rated bonds.
The rate of return on equity capital was estimated using a modified CAPM. Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.
In line with advertising industry trends, the Company’s operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of the reporting units in the estimated WACC. Based on this analysis, company-specific risk premiums of 100 basis points, 250 basis points and 350 basis points were included for Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 13.5% for each of the reporting units in the Radio, Americas outdoor and International outdoor segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.
The discount rate utilized in the valuation of the FCC licenses and outdoor permits as of June 30, 2009 excludes the company specific-risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the licenses and billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the licenses and permits are derived from utilizing industry “normalized” information for the existing portfolio of licenses and permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, the cash flow projections for the overall reporting unit are based on internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing license and permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-FCC license and non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.
The Company also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach indicates the fair value of the invested capital of a business based on a company’s market capitalization (if publicly traded) and a comparison of the business to comparable publicly traded companies and transactions in its industry. This approach can be estimated through the quoted market price method, the market comparable method, and the market transaction method.
One indication of the fair value of a business is the quoted market price in active markets for the debt and equity of the business. The quoted market price of equity multiplied by the number of shares outstanding yields the fair value of the equity of a business on a marketable, noncontrolling basis. A premium for control is then applied and added to the estimated fair value of interest-bearing debt to indicate the fair value of the invested capital of the business on a marketable, controlling basis.
The market comparable method provides an indication of the fair value of the invested capital of a business by comparing it to publicly traded companies in similar lines of business. The conditions and prospects of companies in similar lines of business depend on common factors such as overall demand for their products and services. An analysis of the market multiples of companies engaged in similar lines of business yields insight into investor perceptions and, therefore, the value of the subject business. These multiples are then applied to the operating results of the subject business to estimate the fair value of the invested capital on a marketable, noncontrolling basis. We then apply a premium for control to indicate the fair value of the business on a marketable, controlling basis.
The market transaction method estimates the fair value of the invested capital of a business based on exchange prices in actual transactions and on asking prices for controlling interests in similar companies recently offered for sale. This process involves comparison and correlation of the subject business with other similar companies that have recently been purchased. Considerations such as location, time of sale, physical characteristics, and conditions of sale are analyzed for comparable businesses.
The three variations of the market approach indicated that the fair value determined by the Company’s discounted cash flow model was within a reasonable range of outcomes.
The revenue forecasts for 2009 declined 8%, 7% and 9% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $3.1 billion.

NOTE 3: DEBT
Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
(In thousands)	2009	2008
Senior Secured Credit Facilities:
Term Loan A Facility	$1,331,500	$1,331,500
Term Loan B Facility	10,700,000	10,700,000
Term Loan C — Asset Sale Facility	695,879	695,879
Revolving Credit Facility	1,802,500	220,000
Delayed Draw Term Loan Facilities	1,032,500	532,500
Receivables Based Credit Facility	341,732	445,609
Other Secured Long-term Debt	5,491	6,604

Total Consolidated Secured Debt	15,909,602	13,932,092

Senior Cash Pay Notes	796,250	980,000
Senior Toggle Notes	1,080,625	1,330,000
Clear Channel Senior Notes:
4.25% Senior Notes Due 2009	—	500,000
7.65% Senior Notes Due 2010	116,181	133,681
4.5% Senior Notes Due 2010	239,975	250,000
6.25% Senior Notes Due 2011	712,941	722,941
4.4% Senior Notes Due 2011	196,279	223,279
5.0% Senior Notes Due 2012	269,800	275,800
5.75% Senior Notes Due 2013	428,504	475,739
5.5% Senior Notes Due 2014	750,000	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Other long-term debt	66,869	69,260
Purchase accounting adjustments and original issue (discount) premium	(996,037)	(1,114,172)

	20,545,989	19,503,620
Less: current portion	298,531	562,923

Total long-term debt	$20,247,458	$18,940,697

The Company’s weighted average interest rate at June 30, 2009 was 5.7%. The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $12.4 billion and $17.2 billion at June 30, 2009 and December 31, 2008, respectively.
The Company and its subsidiaries may from time to time pursue various financing alternatives, including retiring or purchasing its outstanding indebtedness through cash purchases, prepayments and / or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. The Company may also sell certain assets or properties and use the proceeds to reduce its indebtedness or the indebtedness of its subsidiaries. Such repurchases, prepayments, exchanges or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in the Company’s leverage or other financial ratios which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in Clear Channel’s debt agreements. Such purchases, prepayments, exchanges or sales, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

          Senior Secured Credit Facilities
Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
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
The senior secured credit facilities contain a financial covenant that requires Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. Clear Channel’s senior secured debt consists of the senior secured credit facilities, the receivables based credit facility and certain other secured subsidiary debt. The Company was in compliance with this covenant as of June 30, 2009.
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
Borrowings under the receivables based credit facility bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
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

          Senior Cash Pay Notes and Senior Toggle Notes
Clear Channel has outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 (the “senior cash pay notes”) and $1.08 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016 (the “senior toggle notes”).
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
          Debt Maturities and Other
During the second quarter of 2009, the Company redeemed Clear Channel’s $500.0 million aggregate principal amount of its 4.25% senior notes due May 15, 2009 with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose.
CC Finco II, LLC, an indirect wholly-owned subsidiary of the Company, repurchased $183.8 million and $249.4 million aggregate principal amount of senior cash pay notes and senior toggle notes during the second quarter of 2009, respectively. A gain on the extinguishment of debt in the amount of $373.7 million was recorded in “Other income (expense) — net” during the post-merger period ended June 30, 2009.
In addition, during the second quarter of 2009, CC Finco, LLC, an indirect wholly-owned subsidiary of the Company, repurchased certain of Clear Channel’s outstanding 7.65% senior notes due 2010 (“7.65% Notes”), Clear Channel’s outstanding 4.5% senior notes due 2010 (“4.5% Notes”), Clear Channel’s outstanding 6.25% senior notes due 2011 (“6.25% Notes”), Clear Channel’s outstanding 4.4% senior notes due 2011 (“4.4% Notes”), Clear Channel’s outstanding 5.0% senior notes due 2012 (“5.0% Notes”) and Clear Channel’s outstanding 5.75% senior notes due 2013 (“5.75% Notes”). The aggregate principal amounts of the 7.65% Notes, 4.5% Notes, 6.25% Notes, 4.4% Notes, 5.0% Notes and 5.75% Notes repurchased were $17.5 million, $10.0 million, $10.0 million, $27.0 million, $6.0 million and $47.2 million, respectively. The Company recorded an aggregate gain of $66.6 million in “Other income (expense) — net” during the post-merger period ended June 30, 2009 as a result of such repurchased notes.
Note 4: OTHER DEVELOPMENTS
          Acquisitions
During the six months ended June 30, 2009, the Company’s Americas outdoor segment paid $5.0 million primarily for the acquisition of land and buildings. Additionally, the Company’s Americas outdoor segment purchased the remaining 15% interest in its fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million.
During the first six months of 2008, Clear Channel acquired two FCC licenses in its radio segment for $11.4 million in cash. Clear Channel acquired outdoor display faces and additional equity interests in international outdoor companies for $83.6 million in cash during the same period. Clear Channel’s national representation business acquired representation contracts for $49.1 million in cash during the first six months of 2008.
Also during the first six months of 2008, Clear Channel exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Other income (expense) — net.”
          Disposition of Assets
During the six months ended June 30, 2009, the Company sold five radio stations for approximately $11.6 million and recorded a loss of $12.3 million in “Other operating income — net”. In addition, the Company exchanged radio stations in its radio markets for assets located in a different market and recognized a loss of $27.6 million in “Other operating income — net.”

During the first six months of 2009, the Company sold international assets for $4.9 million resulting in a gain of $5.0 million. In addition, the Company sold assets for $3.6 million in its Americas outdoor segment and recorded a gain of $2.9 million in “Other operating income — net.” The Company also received proceeds of $18.3 million from the sale of an airplane in the first six months of 2009 and recorded a loss of $2.2 million in “Other operating income — net.”
The Company sold 57% of its remaining interest in Grupo ACIR Comunicaciones for approximately $23.5 million and recorded a loss of approximately $4.0 million during the six months ended June 30, 2009. As a result of the sale, the Company will no longer account for the investment under the provisions of Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock (ASC Topic 323).
Clear Channel received proceeds of $88.9 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $25.7 million as a component of “Income from discontinued operations, net” during the six months ended June 30, 2008. Clear Channel received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” during the six months ended June 30, 2008.
In addition, in the first six months of 2008, Clear Channel sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. Clear Channel classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (ASC Topic 320). The sale of Clear Channel Independent was structured as a tax-free disposition, thereby resulting in no current tax expense recognized on the sale. As a result, Clear Channel’s effective tax rate for the six months ended June 30, 2008 was 29.7%.
          Divestiture Trusts
The Company holds nontransferable, noncompliant station combinations pursuant to certain FCC rules or, in a few cases, pursuant to temporary waivers. These noncompliant station combinations were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. The Company will have to divest of certain stations in these noncompliant station combinations. The trust will be terminated, with respect to each noncompliant station combination, if at any time the stations may be owned by the Company under the then-current FCC media ownership rules. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with Interpretation No. 46(R), as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.
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
          Effective Tax Rate
The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The effective tax rate for the three and six months ended June 30, 2009 was 4.78% and 3.86%, respectively. The effective rate was impacted as a result of the impairment of permanent goodwill. In addition, the Company recorded a valuation allowance on current period net losses. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, the Company cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future net operating losses. Pursuant to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740-10-30), deferred tax valuation allowances would be required on those deferred tax assets. For the three and six months ended June 30, 2008, the effective tax rate was 30.5% and 29.7%, respectively, driven by the tax-free disposition of Clear Channel Independent, a South African outdoor advertising company.
          Marketable Equity Securities and Interest Rate Swap Agreements
The Company holds marketable equity securities and interest rate swaps that are measured at fair value on each reporting date.
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (ASC 820-10-35-37), establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. Other cost investments include various investments in companies for which there is no readily determinable market value. The unamortized cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009				December 31, 2008
(In thousands)	Fair	Unrealized	Unrealized		Fair	Unrealized	Unrealized
Investments	Value	Losses	Gains	Cost	Value	Losses	Gains	Cost
Available-for sale	$29,839	$—	$2,729	$27,110	$27,110	$—	$—	$27,110
Other cost investments	25,526	—	—	25,526	6,397	—	—	6,397

Total	$55,365	$—	$2,729	$52,636	$33,507	$—	$—	$33,507

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
The table below shows the balance sheet classification and fair value of the Company’s interest rate swaps designated as hedging instruments:

(In thousands)
Classification as of June 30, 2009	Fair Value	Classification as of December 31, 2008	Fair Value
Other long-term liabilities	$238,830	Other long-term liabilities	$118,785
The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

Accumulated other
(In thousands)	comprehensive loss
Balance at January 1, 2009	$75,079
Other comprehensive loss	75,750

Balance at June 30, 2009	$150,829

          Other Comprehensive Income
The following table discloses the amount of income tax (expense) or benefit allocated to each component of other comprehensive income for six months ended June 30, 2009 and 2008, respectively:

	Six Months Ended June 30,
	2009	2008
(In thousands)	Post-Merger	Pre-Merger
Unrealized holding (gain) loss on investments	$(12,928)	$21,729
Unrealized holding loss on cash flow derivatives	44,295	11,595

Income tax benefit	$31,367	$33,324

Note 5: COMMITMENTS, CONTINGENCIES AND GUARANTEES
Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. For acquisitions completed prior to the adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141R” or ASC 805-10), the Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company. For acquisitions completed following the adoption of Statement No. 141R, the Company accounts for these payments based on the guidance in FSP No. FAS 141(R)-1.
As discussed in Note 4, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions or the effectiveness of the strategies related to these proceedings.
At June 30, 2009, Clear Channel guaranteed $39.7 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of June 30, 2009, no amounts were outstanding under these agreements.
As of June 30, 2009, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $159.9 million and $94.3 million, respectively. Letters of credit in the amount of $61.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligations to the issuers.
These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.
Note 6: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. This agreement requires management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year. For the three and six months ended June 30, 2009, the Company recognized management fees of $3.8 million and $7.5 million, respectively.
In addition, the Company reimbursed the Sponsors for additional expenses in the amount of $2.0 million for the three and six months ended June 30, 2009.
Note 7: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed — radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor advertising segment includes operations primarily in Europe, Asia and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.
The following table presents the Company’s post-merger and Clear Channel’s pre-merger operating segment results for the three and six months ended June 30, 2009 and 2008, respectively.

		Americas	International		Corporate and
	Radio	Outdoor	Outdoor		other reconciling
(In thousands)	Broadcasting	Advertising	Advertising	Other	items	Eliminations	Consolidated
Three Months Ended June 30, 2009 (Post-merger)
Revenue	$717,567	$315,553	$376,564	$49,335	$—	$(21,154)	$1,437,865
Direct operating expenses	233,585	148,755	243,554	21,755	—	(10,573)	637,076
Selling, general and administrative expenses	226,227	51,398	69,944	23,570	—	(10,581)	360,558
Depreciation and amortization	77,990	57,860	56,948	13,485	1,963	—	208,246
Corporate expenses	—	—	—	—	50,087	—	50,087
Impairment charge	—	—	—	—	4,041,252	—	4,041,252
Other operating expense — net	—	—	—	—	(31,516)	—	(31,516)

Operating income (loss)	$179,765	$57,540	$6,118	$(9,475)	$(4,124,818)	$—	$(3,890,870)

Intersegment revenues	$8,002	$1,145	$—	$12,007	$—	$—	$21,154
Share-based payments	$2,139	$2,028	$613	$(72)	$4,827	$—	$9,535

Six Months Ended June 30, 2009 (Post-merger)
Revenue	$1,321,189	$585,740	$688,593	$91,133	$—	$(40,803)	$2,645,852
Direct operating expenses	461,767	293,635	478,282	44,281	—	(22,540)	1,255,425
Selling, general and administrative expenses	465,566	100,237	138,869	51,685	—	(18,263)	738,094
Depreciation and amortization	134,822	104,510	112,206	28,332	3,935	—	383,805
Corporate expenses	—	—	—	—	97,722	—	97,722
Impairment charge	—	—	—	—	4,041,252	—	4,041,252
Other operating expense — net	—	—	—	—	(34,410)	—	(34,410)

Operating income (loss)	$259,034	$87,358	$(40,764)	$(33,165)	$(4,177,319)	$—	$(3,904,856)

Intersegment revenues	$17,416	$1,270	$—	$22,117	$—	$—	$40,803
Identifiable assets	$8,732,178	$4,353,936	$2,272,665	$778,835	$1,760,271	$—	$17,897,885
Capital expenditures	$23,609	$34,297	$32,525	$20	$2,172	$—	$92,623
Share-based payments	$4,138	$4,196	$1,269	$—	$9,703	$—	$19,306

Three Months Ended June 30, 2008 (Pre-merger)
Revenue	$891,483	$384,978	$529,830	$52,381	$—	$(27,594)	$1,831,078
Direct operating expenses	245,330	161,020	329,224	20,595	—	(12,684)	743,485
Selling, general and administrative expenses	285,961	60,057	90,977	23,649	—	(14,910)	445,734
Depreciation and amortization	21,015	49,273	55,491	12,750	3,659	—	142,188
Corporate expenses	—	—	—	—	47,974	—	47,974
Merger expenses	—	—	—	—	7,456	—	7,456
Other operating income — net	—	—	—	—	17,354	—	17,354

Operating income (loss)	$339,177	$114,628	$54,138	$(4,613)	$(41,735)	$—	$461,595

Intersegment revenues	$9,896	$2,562	$—	$15,136	$—	$—	$27,594
Share-based payments	$4,506	$2,763	$687	$—	$2,836	$—	$10,792

Six Months Ended June 30, 2008 (Pre-merger)
Revenue	$1,661,094	$718,340	$972,047	$96,834	$—	$(53,030)	$3,395,285
Direct operating expenses	476,826	317,265	643,813	37,919	—	(26,391)	1,449,432
Selling, general and administrative expenses	555,243	118,432	177,212	47,867	—	(26,639)	872,115
Depreciation and amortization	52,502	99,372	110,482	24,305	7,805	—	294,466
Corporate expenses	—	—	—	—	94,277	—	94,277
Merger expenses	—	—	—	—	7,845	—	7,845
Other operating income — net	—	—	—	—	19,451	—	19,451

Operating income (loss)	$576,523	$183,271	$40,540	$(13,257)	$(90,476)	$—	$696,601

Intersegment revenues	$20,860	$4,239	$—	$27,931	$—	$—	$53,030
Identifiable assets	$11,749,790	$2,920,321	$2,784,482	$614,317	$964,989	$—	$19,033,899
Capital expenditures	$35,008	$71,818	$101,471	$1,554	$1,875	$—	$211,726
Share-based payments	$9,315	$4,301	$1,079	$—	$5,687	$—	$20,382

Revenue of $406.1 million and $564.6 million derived from foreign operations are included in the data above for the three months ended June 30, 2009 and 2008, respectively. Revenue of $746.8 million and $1.0 billion derived from foreign operations are included in the data above for the six months ended June 30, 2009 and 2008, respectively. Identifiable assets of $2.5 billion and $3.0 billion derived from foreign operations are included in the data above for the six months ended June 30, 2009 and 2008, respectively.
Note 8: SUBSEQUENT EVENTS
The Company has evaluated subsequent events through August 10, 2009, the date that these financial statements were issued.
The Company sold its remaining 11.4% investment in Grupo ACIR Comunicaciones for approximately $17.0 million on July 28, 2009. The Company’s book basis in the portion of the investment sold was approximately $18.7 million.
The Company announced on July 31, 2009, that its indirect, wholly-owned subsidiary, CC Finco, LLC (“CC Finco”), commenced a cash tender offer for up to $200,000,000 aggregate purchase price (subject to increase) of certain of Clear Channel’s outstanding senior notes on the terms and conditions set forth in the CC Finco Offer to Purchase dated July 31, 2009.
The Company’s and Clear Channel’s corporate credit ratings were downgraded on August 4, 2009 by Standard & Poor’s Ratings Services. The Company’s and Clear Channel’s corporate credit ratings were lowered to “CC” from “CCC”. This recent downgrade had no impact on Clear Channel’s borrowing costs under the credit agreements.

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
     We accounted for our acquisition of Clear Channel as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. We have allocated a portion of the consideration paid to the assets and liabilities acquired at their initial estimated respective fair values with the remaining portion recorded at the continuing shareholders’ basis. Excess consideration after this preliminary allocation was recorded as goodwill. The purchase price allocation was materially complete as of June 30, 2009.
     During the six months ended June 30, 2009, we decreased the initial fair value estimate of our permits, contracts and site leases primarily in our Americas segment by $137.5 million based on additional information received, which resulted in an increase to goodwill of $93.1 million and a decrease to deferred taxes of $44.4 million.
Format of Presentation
     Our consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The three and six month periods ended June 30, 2009 reflect our post-merger period. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of ours and our business became that of Clear Channel and its subsidiaries.
•	The three and six month periods ended June 30, 2008 reflect the pre-merger period of Clear Channel. Prior to the consummation of our acquisition of Clear Channel, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segmented basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which includes our national syndication business, Americas outdoor advertising (“Americas” or “Americas outdoor advertising”) and International outdoor advertising (“International” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Other operating income (expense) — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) — net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Recent Events
Our and Clear Channel’s corporate credit ratings were downgraded on August 4, 2009 by Standard & Poor’s Ratings Services. Our and Clear Channel’s corporate credit ratings were lowered to “CC” from “CCC”. This recent downgrade had no impact on Clear Channel’s borrowing costs under its credit agreements.

Impairment Charges
          Impairment to Definite-lived Intangibles
          We review our definite-lived intangibles for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
          We use various assumptions in determining the current fair market value of these assets, including future expected cash flows, industry growth rates and discount rates. Impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
          During the second quarter of 2009, we recorded a $21.3 million impairment to taxi contracts in our Americas segment and a $17.5 million impairment primarily related to street furniture and billboard contracts in our International segment. We determined fair values using a discounted cash flow model. The decline in fair value of the contracts was primarily driven by a decline in the revenue projections. The decline in revenue related to taxi contracts and street furniture and billboard contracts was in the range of 10% to 15%. The balance of these taxi contracts and street furniture and billboard contracts after the impairment charges, for the contracts that were impaired, was $3.3 million and $16.0 million, respectively.
          Impairment to FCC Licenses
          FCC broadcast licenses are granted to radio stations for up to eight years under the Act. The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost.
          We performed an interim impairment test on our FCC licenses as of December 31, 2008, which resulted in a non-cash impairment charge of $936.2 million. The industry cash flows forecast by BIA during the first six months of 2009 were below the BIA forecast used in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our FCC licenses.
          The fair value of the FCC licenses was determined using the direct valuation method as prescribed in Emerging Issues Task Force Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“Topic No. D-108” or ASC 805-20-S99). Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by Emerging Issues Task Force 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (“EITF 02-07” or ASC 350-30-35). We utilized Mesirow Financial, a third-party valuation firm, to assist us in the development of the assumptions and our determination of the fair value of our FCC licenses. Our impairment test consisted of a comparison of the fair value of the FCC licenses at the market level with their carrying amount. If the carrying amount of the FCC license exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the FCC license is its new accounting basis.
          Our application of the direct valuation method attempts to isolate the income that is properly attributable to the license alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. We forecasted revenue, expenses, and cash flows over a ten-year period for each of our markets in our application of the direct valuation method. We also calculated a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the licenses in each market.
          Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
          Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-

adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average FCC license within a market.
          Management uses publicly available information from BIA regarding the future revenue expectations for the radio broadcasting industry.
          The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market share and profit margin. Management believes that a three-year build-up period is required for a start-up operation to obtain the necessary infrastructure and obtain advertisers. It is estimated that a start-up operation would gradually obtain a mature market revenue share in three years. BIA forecasted industry revenue growth of negative 1.8% during the build-up period. The cost structure is expected to reach the normalized level over three years due to the time required to establish operations and recognize the synergies and cost savings associated with the ownership of the FCC licenses within the market.
          The estimated operating margin in the first year of operations was assumed to be 12.5% based on observable market data for an independent start-up radio station. The estimated operating margin in the second year of operations was assumed to be the mid-point of the first-year operating margin and the normalized operating margin. The normalized operating margin in the third year was assumed to be the industry average margin of 29% based on an analysis of comparable companies. The first and second-year expenses include the non-operating start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
          In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 2% beyond the discrete build-up projection period. The residual cash flow was then capitalized to arrive at the terminal value.
          The present value of the cash flows is calculated using an estimated required rate of return based upon industry-average market conditions. In determining the estimated required rate of return, management calculated a discount rate using both current and historical trends in the industry.
          We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio broadcasting industry.
          The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). We calculated the average yield on an S&P B and CCC rated corporate bond which was used for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.
          The rate of return on equity capital was estimated using a modified CAPM. Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.
          Our concluded discount rate used in the discounted cash flow models to determine the fair value of the licenses was 10% for our 13 largest markets and 10.5% for all of our other markets. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the fixed assets needed to operate the radio station.
          The BIA forecast for 2009 declined 8.7% and declined between 13.8% and 15.7% through 2013 compared to the BIA forecasts used in the 2008 impairment test. Additionally, the industry profit margin declined 100 basis points from the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the FCC licenses below their carrying value. As a result, we recognized a non-cash impairment charge in approximately one-quarter of our markets, which totaled $590.3 million. The fair value of our FCC licenses was $2.4 billion at June 30, 2009.
          In calculating the fair value of our FCC licenses, we primarily relied on the discounted cash flow models. However, we relied on the stick method for those markets where the discounted cash flow model resulted in a value less than the stick method indicated.
          To estimate the stick values for our markets, we obtained historical radio station transaction data from BIA which involved sales of individual radio stations whereby the station format was immediately abandoned after acquisition. These transactions are highly indicative of stick transactions in which the buyer does not assign value to any of the other acquired assets (i.e. tangible or intangible assets) and is only purchasing the FCC license.
          In addition, we analyzed publicly available FCC license auction data involving radio broadcast licenses. Periodically, the FCC will hold an auction for certain FCC licenses in various markets and these auction prices reflect the purchase of only the FCC radio license.
          Based on this analysis, the stick values were estimated to be the minimum value of a radio license within each market. This value was considered to be the fair value of the license for those markets where the present value of the cash flows and terminal value did not exceed the estimated stick value. Approximately 23% of the fair value of our FCC licenses at June 30, 2009 was determined using the stick method.
          While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our FCC licenses, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the decline in the fair value of our FCC licenses of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

(in thousands)
Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rates
FCC licenses	$212,790	$103,500	$320,510
          The following table shows the increase to the FCC license impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reductions in fair value existed at the time of our impairment testing:

(in thousands)
Percent change in fair value	Change to impairment
5%	$118,877
10%	$239,536
15%	$360,279
          Impairment to Billboard Permits
          We have approximately 36,000 billboard permits in our Americas outdoor segment. Our billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically include the location which permits us to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in our International outdoor segment are subject to long-term, finite contracts versus permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in our International segment.
          We performed an interim impairment test on our billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. Our cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our billboard permits.
          The fair value of the billboard permits was determined using the direct valuation method as prescribed in Topic D-108. Under the direct valuation method, the fair value of the billboard permits was calculated at the market level as prescribed by EITF 02-07. We utilized Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our billboard permits. Our impairment test consisted of a comparison of the fair value of the billboard permits at the market level with their carrying amount. If the carrying amount of the billboard permit exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the billboard permit is its new accounting basis.
          Our application of the direct valuation method utilized the “greenfield” approach as discussed above. Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average billboard permit within a market.
          Management uses its internal forecasts to estimate industry normalized information as it believes these forecasts are similar to what a market participant would expect to generate. This is due to the pricing structure and demand for outdoor signage in a market being relatively constant regardless of the owner of the operation. Management also relied on its internal forecasts because there is nominal public data available for each of its markets.
          The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 16% during the build-up period. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.
          For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of 45% based on an analysis of comparable companies. For the first and second year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
          In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period. The residual cash flow was then capitalized to arrive at the terminal value.
          The present value of the cash flows is calculated using an estimated required rate of return based upon industry-average market conditions. In determining the estimated required rate of return, management calculated a discount rate using both current and historical trends in the industry.
          We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry.
          The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). We used the yield on an S&P B rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.
          The rate of return on equity capital was estimated using a modified CAPM. Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.
          Our concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 10%. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the fixed assets needed to erect the necessary advertising structures.
          The discount rate used in the impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, we recognized a non-cash impairment charge in all but five of our markets in the United States and Canada, which totaled $345.4 million. The fair value of our permits was $1.1 billion at June 30, 2009.
          While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the decline in the fair value of our billboard permits of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

(in thousands)
Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$386,700	$73,300	$408,300
          The following table shows the increase to the billboard permit impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reductions in fair value existed at the time of our impairment testing:

(in thousands)
Percent change in fair value	Change to impairment
5%	$55,776
10%	$111,782
15%	$167,852
          Impairment to Goodwill
          We performed an interim impairment test as of December 31, 2008 which resulted in a non-cash impairment charge of $3.6 billion to reduce our goodwill. Our goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, if applicable and used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We utilize Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units.
          Each of our U.S. radio markets and outdoor advertising markets are components. Our U.S. radio markets are aggregated into a single reporting unit and our U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in Emerging Issues Task Force Topic No. D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142 (ASC 350-20-55). We also determined that in our Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in our International segment constitutes a separate reporting unit.
          We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. Our cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of our debt and equity at June 30, 2009 was below the carrying amount of our reporting units at June 30, 2009. As a result of these indicators, we performed an interim goodwill impairment test as of June 30, 2009.
          The discounted cash flow model indicated that we failed the first step of the impairment test for substantially all reporting units, which required us to compare the implied fair value of each reporting unit’s goodwill with its carrying value.
          The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.
          We forecasted revenue, expenses, and cash flows over a ten-year period for each of our reporting units. In projecting future cash flows, we consider a variety of factors including our historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as company-specific information. Historically, revenues in our industries have been highly correlated to economic cycles. Based on these considerations, our assumed 2009 revenue growth rates were negative followed by assumed revenue growth with an anticipated economic recovery in 2010. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.
          We calculated the WACC as of June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of our reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio and outdoor advertising industry. Our calculation of the WACC considered both current industry WACCs and historical trends in the industry.

          The calculation of the WACC requires the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants) and the indicated yield on similarly rated bonds.
          The rate of return on equity capital was estimated using a modified CAPM. Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.
          In line with advertising industry trends, our operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of our reporting units in the estimated WACC. Based on this analysis, company specific risk premiums of 100 basis points, 250 basis points and 350 basis points were included for Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 13.5% for each of our reporting units in the Radio, Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.
          The discount rate utilized in the valuation of the FCC licenses and outdoor permits as of June 30, 2009 excludes the company specific risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the licenses and billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the licenses and permits are derived from utilizing industry “normalized” information for the existing portfolio of licenses and permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, our cash flow projections for the overall reporting unit are based on our internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing license and permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-FCC license and non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.
          We also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach indicates the fair value of the invested capital of a business based on a company’s market capitalization (if publicly traded) and a comparison of the business to comparable publicly traded companies and transactions in its industry. This approach can be estimated through the quoted market price method, the market comparable method, and the market transaction method.
          One indication of the fair value of a business is the quoted market price in active markets for the debt and equity of the business. The quoted market price of equity multiplied by the number of shares outstanding yields the fair value of the equity of a business on a marketable, noncontrolling basis. We then apply a premium for control and add the estimated fair value of interest-bearing debt to indicate the fair value of the invested capital of the business on a marketable, controlling basis.
          The market comparable method provides an indication of the fair value of the invested capital of a business by comparing it to publicly traded companies in similar lines of business. The conditions and prospects of companies in similar lines of business depend on common factors such as overall demand for their products and services. An analysis of the market multiples of companies engaged in similar lines of business yields insight into investor perceptions and, therefore, the value of the subject business. These multiples are then applied to the operating results of the subject business to estimate the fair value of the invested capital on a marketable, noncontrolling basis. We then apply a premium for control to indicate the fair value of the business on a marketable, controlling basis.
          The market transaction method estimates the fair value of the invested capital of a business based on exchange prices in actual transactions and on asking prices for controlling interests in similar companies recently offered for sale. This process involves comparison and correlation of the subject business with other similar companies that have recently been purchased. Considerations such as location, time of sale, physical characteristics, and conditions of sale are analyzed for comparable businesses.
          The three variations of the market approach indicated that the fair value determined by our discounted cash flow model was within a reasonable range of outcomes.
          Our revenue forecasts for 2009 declined 8%, 7% and 9% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of our revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of our reporting units below their carrying value. As a result, we recognized a non-cash impairment charge to reduce our goodwill of $3.1 billion.

          A rollforward of our goodwill balance from December 31, 2008 through June 30, 2009 by reporting unit is as follows:

	Balances as of						Balances as of
	December 31,			Foreign			June 30,
(In thousands)	2008	Acquisitions	Dispositions	Currency	Impairment	Adjustments	2009
United States Radio Markets	$5,579,190	$9,884	$(62,233)	$—	$(2,426,597)	$39,272	$3,139,516
United States Outdoor Markets	824,730	2,250	—	—	(324,893)	57,513	559,600
Switzerland	56,885	—	—	(1,214)	(7,827)	—	47,844
Ireland	14,285	—	—	131	(10,360)	—	4,056
Baltics	10,629	—	—	—	(10,235)	—	394
Americas Outdoor – Mexico	8,729	—	—	6,938	(10,085)	(1)	5,581
Americas Outdoor – Chile	3,964	—	—	4,435	(7,834)	—	565
Americas Outdoor – Peru	45,284	—	—	—	(37,609)	—	7,675
Americas Outdoor – Brazil	4,971	—	—	4,436	(9,407)	—	—
All Others – International Outdoor	205,744	110	—	8,099	(1,300)		212,653
Other	331,290	—	(2,276)	—	(211,988)	—	117,026
Americas Outdoor – Canada	4,920	—	—	—	—	(4,920)	—

	$7,090,621	$12,244	$(64,509)	$22,825	$(3,058,135)	$91,864	$4,094,910

          While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reportable segments of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

(in thousands)
Reportable segment	Revenue growth rate	Profit margin	Discount rates
Radio Broadcasting	$670,000	$190,000	$650,000
Americas Outdoor	$320,000	$90,000	$300,000
International Outdoor	$140,000	$100,000	$120,000
          The following table shows the increase to the goodwill impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reduction in fair value existed at the time of our impairment testing:

(In thousands)
Reportable segment	5%	10%	15%
Radio Broadcasting	$353,000	$706,000	$1,059,000
Americas Outdoor	$164,950	$329,465	$493,915
International Outdoor	$7,207	$18,452	$33,774
Restructuring Program
          On January 20, 2009, we announced that we commenced a restructuring program targeting a reduction of fixed costs. For the three months ended June 30, 2009, we recognized approximately $36.5 million, $6.9 million and $13.3 million as components of direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively, related to the restructuring program. For the six months ended June 30, 2009, we had recognized approximately $49.4 million, $19.8 million and $21.1 million as components of direct operating expenses, SG&A expenses and corporate expenses, respectively, related to the restructuring program.
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
Americas and International Outdoor Advertising
          Our outdoor advertising business has been, and may continue to be, adversely impacted by the difficult economic conditions currently present in the United States and other countries in which we operate. The continuing weakening economy has, among other things, adversely affected our clients’ need for advertising and marketing services, resulting in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels, and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.
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
          The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue- sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

          In our International business, normal market practice is to sell billboards and street furniture advertising as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.
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
Share-Based Payments
          As of June 30, 2009, there was $116.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over four years. In addition, as of June 30, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.
          The following table details compensation costs related to share-based payments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(In millions)	Post-merger	Pre-merger	Post-merger	Pre-merger
Radio Broadcasting
Direct Operating Expenses	$1.0	$2.0	$1.9	$4.2
SG&A Expenses	1.1	2.5	2.2	5.1
Americas Outdoor Advertising
Direct Operating Expenses	1.4	2.0	3.0	3.1
SG&A Expenses	0.6	0.8	1.2	1.2
International Outdoor Advertising
Direct Operating Expenses	0.5	0.5	1.0	0.8
SG&A Expenses	0.1	0.2	0.3	0.3

Corporate	4.8	2.8	9.7	5.7

Total	$9.5	$10.8	$19.3	$20.4

RESULTS OF OPERATIONS
Consolidated Results of Operations
          The comparison of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change	Post-merger	Pre-merger	Change
Revenue	$1,437,865	$1,831,078	(21%)	$2,645,852	$3,395,285	(22%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	637,076	743,485	(14%)	1,255,425	1,449,432	(13%)
Selling, general and administrative expenses (excludes depreciation and amortization)	360,558	445,734	(19%)	738,094	872,115	(15%)
Depreciation and amortization	208,246	142,188	46%	383,805	294,466	30%
Corporate expenses (excludes depreciation and amortization)	50,087	47,974	4%	97,722	94,277	4%
Merger expenses	—	7,456		—	7,845
Impairment charge	4,041,252	—		4,041,252	—
Other operating income (expense) — net	(31,516)	17,354		(34,410)	19,451

Operating income (loss)	(3,890,870)	461,595		(3,904,856)	696,601
Interest expense	384,625	82,175		771,678	182,178
Gain on marketable securities	—	27,736		—	34,262
Equity in (loss) earnings of nonconsolidated affiliates	(17,719)	8,990		(21,907)	92,035
Other income (expense) – net	430,629	(6,086)		427,449	5,701

Income (loss) before income taxes and discontinued operations	(3,862,585)	410,060		(4,270,992)	646,421
Income tax benefit (expense):
Current	(18,936)	(101,047)		(30,031)	(124,880)
Deferred	203,488	(24,090)		194,991	(66,838)

Income tax benefit (expense)	184,552	(125,137)		164,960	(191,718)

Income (loss) before discontinued operations	(3,678,033)	284,923		(4,106,032)	454,703
Income from discontinued operations, net	—	5,032		—	643,294

Consolidated net income (loss)	$(3,678,033)	$289,955		$(4,106,032)	$1,097,997

Consolidated Revenue
          Our consolidated revenue decreased $393.2 million during the second quarter of 2009 compared to the same period of 2008. Our radio broadcasting revenue declined $173.9 million from decreases in both local and national advertising. Our International outdoor revenue declined $153.3 million, with approximately $58.9 million from movements in foreign exchange. Our Americas outdoor revenue declined $69.4 million primarily from a decline in bulletin, poster and airport revenue.
          Our consolidated revenue decreased $749.4 million during the first six months of 2009 compared to the same period of 2008. Our radio broadcasting revenue declined $339.9 million from decreases in both local and national advertising. Our International outdoor revenue declined $283.5 million, with approximately $119.8 million from movements in foreign exchange. Our Americas outdoor revenue declined $132.6 million primarily from a decline in bulletin, poster and airport revenue.
Consolidated Direct Operating Expenses
          Direct operating expenses decreased $106.4 million during the second quarter of 2009 compared to the same period of 2008. Direct operating expenses in the second quarter of 2009 include $36.5 million related to restructuring. Our International outdoor segment contributed $85.7 million of the overall decrease, of which $38.7 million related to movements in foreign exchange. Americas outdoor direct operating expenses decreased $12.3 million primarily driven by decreased site lease expenses. Our radio broadcasting direct operating expenses decreased approximately $11.7 million primarily related to decreased compensation expense.
          Direct operating expenses decreased $194.0 million during the first six months of 2009 compared to the same period of 2008. Direct operating expenses in the first six months of 2009 include $49.4 million related to restructuring. Our International outdoor segment contributed $165.5 million of the overall decrease, of which $84.0 million related to movements in foreign exchange.

Americas outdoor direct operating expenses decreased $23.6 million primarily driven by decreased site lease expenses. Direct operating expenses decreased approximately $15.1 million primarily related to decreased compensation expense.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
          SG&A expenses decreased $85.2 million during the second quarter of 2009 compared to the same period of 2008. SG&A expenses in the second quarter of 2009 include $6.9 million related to restructuring. Our radio broadcasting SG&A expenses declined $59.7 million primarily from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our International outdoor SG&A expenses decreased $21.0 million primarily attributable to $10.9 million from movements in foreign exchange. SG&A expenses decreased $8.7 million in our Americas outdoor segment primarily related to a decline in commission expenses.
          SG&A expenses decreased $134.0 million during the first six months of 2009 compared to the same period of 2008. SG&A expenses in the first six months of 2009 include $19.8 million related to restructuring. Our radio broadcasting SG&A expenses declined $89.7 million from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our International outdoor SG&A expenses decreased $38.3 million primarily attributable to $25.1 million from movements in foreign exchange. SG&A expenses decreased $18.2 million in our Americas outdoor segment primarily related to a decline in commission expenses.
Depreciation and Amortization
          Depreciation and amortization increased $66.1 million during the second quarter of 2009 compared to the same period of 2008 primarily due to $58.3 million associated with the fair value adjustments to the assets acquired in the merger and a $9.0 million increase in accelerated depreciation related to the removal of various structures. The increases were partially offset by $6.0 million in foreign exchange movements.
          Depreciation and amortization increased $89.3 million during the first six months of 2009 compared to the same period of 2008 primarily due to $102.3 million associated with the fair value adjustments to the assets acquired in the merger and a $14.5 million increase in accelerated depreciation related to the removal of various structures. The increases were partially offset by $11.6 million in foreign exchange movements.
Corporate Expenses
          Corporate expenses increased $2.1 million during the second quarter of 2009 compared to the same period of 2008. Corporate expenses in the second quarter of 2009 include approximately $13.3 million related to restructuring. This increase was partially offset by a $7.8 million reduction in bonus expense and a $5.9 million decrease driven mainly by reductions in legal expenses.
          Corporate expenses increased $3.4 million during the first six months of 2009 compared to the same period of 2008. Corporate expenses in the first six months of 2009 include approximately $21.1 million related to restructuring. This increase was offset by an $11.7 million reduction in bonus expense and an $8.1 million decrease driven mainly by reductions in legal expenses.
Other Operating Income (Expense) – Net
          Other operating expense of $31.5 million in the second quarter of 2009 primarily relates to a $34.7 million loss on the sale and exchange of radio stations. This loss was partially offset by a $1.3 million net gain related to the sale of International outdoor assets. Other income of $17.4 million in the second quarter of 2008 primarily relates to a $3.3 million gain on the sale of sports broadcasting rights, a $7.0 million gain on the disposition of a representation contract, a $4.0 million gain on the sale of property and a $3.1 million gain on other miscellaneous items.
          Other operating expense of $34.4 million in the first six months of 2009 primarily relates to a $39.9 million loss on the sale and exchange of radio stations, offset by a $3.2 million gain on the sale of International outdoor assets. Other income of $19.5 million in the first six months of 2008 primarily relates to items discussed above in addition to a $2.6 million gain on the exchange of assets in one of our Americas outdoor markets and was partially offset by a $1.4 million loss on the disposal of land, recognized in the first quarter of 2008.

Interest Expense
          Interest expense increased $302.5 million during the second quarter of 2009 compared to the same period of 2008 primarily due to an increase in outstanding indebtedness.
          Interest expense increased $589.5 million during the first six months of 2009 primarily due to increased indebtedness.
Gain on Marketable Securities
          The gain on marketable securities recorded for the second quarter of 2008 relates to net gain of $27.0 million on the unwinding of Clear Channel’s secured forward exchange contracts and the sale of its American Tower Corporation (“AMT”) shares. These contracts were terminated and the underlying shares were sold in the second quarter of 2008.
          The gain on marketable securities during the first six months of 2008 of $34.3 million relates to the items discussed above and the change in value of the secured forward exchange contracts and the underlying AMT shares recognized during the first quarter of 2008.
Equity in Earnings (Loss) of Nonconsolidated Affiliates
          Included in equity in loss of nonconsolidated affiliates of $17.7 million in the second quarter of 2009 is a $19.7 million impairment of equity investments in our International outdoor segment.
          Equity in loss of nonconsolidated affiliates during the first six months of 2009 of $21.9 million primarily relates to items discussed above in addition to a $4.0 million loss on the sale of a portion of our remaining investment in Grupo ACIR Communicaciones. Included in equity in earnings of nonconsolidated affiliates in the first six months of 2008 is a $75.6 million gain on the sale of Clear Channel’s 50% interest in Clear Channel Independent, a South African outdoor advertising company.
Other Income (Expense) — Net
          Other income (expense) in the second quarter and first six months of 2009 primarily relates to an aggregate gain of $373.7 million on the second quarter repurchase of certain of Clear Channel’s senior toggle notes and senior cash pay notes. In addition, $66.6 million relates to the open market repurchase of certain of Clear Channel’s senior notes at a discount. The aggregate gains were offset by foreign exchange losses on short term intercompany accounts of $8.4 million and $10.5 million for the three and six month periods ended June 30, 2009, respectively.
          Other expense of $6.1 million in the second quarter of 2008 consists primarily of a $4.7 million impairment of Clear Channel’s investment in a radio partnership. Other income of $5.7 million in the first six months of 2008 primarily related to foreign exchange gains partially offset by the impairment recognized in the second quarter.
Income Tax Benefit (Expense)
          Current tax expense for the second quarter of 2009 decreased $82.1 million compared to the same period of 2008 primarily due to a decrease in income (loss) before income taxes and discontinued operations of $231.4 million, before considering the impairment charge of $4.0 billion recorded during the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009 was 4.78% compared to 30.5% for the same period of the prior year. The effective rate was impacted by the impairment charge on permanent goodwill. In addition, we recorded a valuation allowance on current period net losses. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, we cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future net operating losses. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740-10-30), deferred tax valuation allowances would be required on those deferred tax assets.
          Current tax expense for the first six months of 2009 decreased $94.8 million compared to the same period of 2008 primarily due to a decrease in income (loss) before income taxes and discontinued operations of $876.2 million, before considering the impairment charge of $4.0 billion recorded during the three months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2009 was 3.86% compared to 29.7% for the same period of the prior year. The effective rate was primarily impacted by the items mentioned in the above paragraph.
           Deferred tax benefits of $203.5 million were recorded for the six months ended June 30, 2009 as compared to deferred tax expense of $24.1 million for the same period of 2008 primarily due to deferred tax benefits of $366.2 million recorded in the second quarter of 2009 related to the impairment of certain indefinite-lived intangibles. The deferred tax benefits recorded in the second quarter of 2009 were partially offset by additional deferred tax expense of approximately $166.9 million recorded related to the debt repurchases discussed in Note 3 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. We can defer certain discharge of indebtedness income, for income tax purposes, resulting from the reacquisition of business indebtedness, as provided by the American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009.
          Deferred tax benefits of $195.0 million were recorded in the first six months of 2009 as compared to deferred tax expense of $66.8 million for the same period of 2009 primarily as a result of the items mentioned in the above paragraph.
Income from Discontinued Operations, Net
          Income from discontinued operations of $5.0 million and $643.3 million recorded during the three and six months ended June 30, 2008 primarily relates to a gain of $633.2 million, net of tax, related to the sale of Clear Channel’s television business and radio stations during the first quarter of 2008.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change	Post-merger	Pre-merger	Change
Revenue	$717,567	$891,483	(20%)	$1,321,189	$1,661,094	(20%)
Direct operating expenses	233,585	245,330	(5%)	461,767	476,826	(3%)
Selling, general and administrative expenses	226,227	285,961	(21%)	465,566	555,243	(16%)
Depreciation and amortization	77,990	21,015	271%	134,822	52,502	157%

Operating income	$179,765	$339,177	(47%)	$259,034	$576,523	(55%)

Three Months
          Revenue declined approximately $173.9 million during the second quarter of 2009 compared to the same period of 2008, driven by decreases in local and national revenues. Local and national revenues were down as a result of an overall weakness in advertising. Our radio revenue experienced declines across all markets of variable sizes and advertising categories including automotive, retail and telecommunications. During the second quarter of 2009, our total minutes sold and our average minute rate decreased compared to the second quarter of 2008.
          Direct operating expenses decreased approximately $11.7 million during the second quarter of 2009 compared to the same period of 2008. Included in direct operating expenses is $27.8 million related to restructuring. Compensation expenses in our radio markets declined approximately $11.3 million primarily as a result of our restructuring program. We also reclassified $19.8 million of direct operating expenses to amortization expense related to a purchase accounting adjustment to talent contracts. Direct operating expenses in our ancillary radio support services declined approximately $9.7 million. These declines were partially offset by an increase of approximately $8.9 million in programming expenses in our national syndication business mostly related to new contract talent payments and $27.4 million of severance related to our restructuring program. SG&A expenses decreased approximately $59.7 million primarily from a $19.9 million decline in marketing and promotional expenses and a $23.9 million decline in commission expenses, partially offset by an increase of $6.1 million related to restructuring.
          Depreciation and amortization increased $57.0 million mostly as a result of additional amortization associated with the preliminary purchase accounting adjustments to the acquired intangible assets.
Six Months
          Revenue declined approximately $339.9 million during the six months ended June 30, 2009 compared to the same period of 2008, driven by decreases in local and national revenues. Local and national revenues were down as a result of an overall weakness in advertising. Our radio revenue experienced declines across all markets of variable sizes and advertising categories including automotive, retail and telecommunications. During the second quarter of 2009, our total minutes sold and our average minute rate decreased compared to the second quarter of 2008.
          Direct operating expenses decreased approximately $15.1 million during the six months ended June 30, 2009 compared to the same period of 2008. Included in direct operating expenses is $32.9 million related to restructuring. Compensation expenses in our radio markets declined approximately $17.8 million primarily as a result of our restructuring program. We also reclassified $19.8 million of direct operating expenses to amortization expense related to a purchase accounting adjustment to talent contracts. Direct operating expenses in our ancillary radio support services declined approximately $15.2 million. These declines were partially offset by an increase of approximately $16.5 million in programming expenses in our national syndication business mostly related to new contract talent payments and $20.8 million related to severance. SG&A expenses decreased approximately $89.7 million primarily from a $27.4 million decline in marketing and promotional expenses and a $45.2 million decline in commission expenses, partially offset by an increase of $13.9 million related to restructuring.
          Depreciation and amortization increased $82.3 million mostly as a result of additional amortization associated with the preliminary purchase accounting adjustments to the acquired intangible assets.
Americas Outdoor Advertising

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change	Post-merger	Pre-merger	Change
Revenue	$315,553	$384,978	(18%)	$585,740	$718,340	(18%)
Direct operating expenses	148,755	161,020	(8%)	293,635	317,265	(7%)
Selling, general and administrative expenses	51,398	60,057	(14%)	100,237	118,432	(15%)
Depreciation and amortization	57,860	49,273	17%	104,510	99,372	5%

Operating income	$57,540	$114,628	(50%)	$87,358	$183,271	(52%)

Three Months
          Our revenues were impacted by weak demand for local and national advertising across most markets. Revenue declined approximately $69.4 million during the second quarter of 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in both occupancy and rate compared to the second quarter of 2008.
          Direct operating expenses decreased $12.3 million during the second quarter of 2009 compared to the same period of 2008 primarily from a $10.2 million decrease in site-lease expenses associated with our cost savings program and the decline in revenues. This decrease was partially offset by $2.9 million related to restructuring. SG&A expenses decreased $8.7 million during the second quarter of 2009 compared to the same period of 2008 primarily from a $3.5 million decline in commissions and a $2.4 million decline in administrative expenses.
          Depreciation and amortization increased $8.6 million primarily due to a $9.0 million increase in accelerated depreciation on the removal of various structures.
Six Months
          Revenue declined approximately $132.6 million during the six months ended June 30, 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in both occupancy and rate compared to the first six months of 2008.
          Direct operating expenses decreased $23.6 million during the first six months of 2009 compared to the same period of 2008 primarily from an $18.5 million decrease in site-lease expenses associated with our cost savings program and the decline in revenues. This decrease was partially offset by $4.6 million related to restructuring. SG&A expenses decreased $18.2 million during the first six months of 2009 compared to the same period of 2008 primarily from a $7.1 million decline in commissions and a $6.7 million decline in administrative expenses.
          Depreciation and amortization increased $5.1 million primarily due to a $14.5 million increase in accelerated depreciation on the removal of various structures, partially offset by a $6.9 million adjustment to amortization related to a change in the preliminary fair value adjustment of transit and street furniture contracts.

International Outdoor Advertising

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%	2009	2008	%
(In thousands)	Post-merger	Pre-merger	Change	Post-merger	Pre-merger	Change
Revenue	$376,564	$529,830	(29%)	$688,593	$972,047	(29%)
Direct operating expenses	243,554	329,224	(26%)	478,282	643,813	(26%)
Selling, general and administrative expenses	69,944	90,977	(23%)	138,869	177,212	(22%)
Depreciation and amortization	56,948	55,491	3%	112,206	110,482	2%

Operating income (loss)	$6,118	$54,138	(89%)	$(40,764)	$40,540	(201%)

Three Months
          Revenue decreased approximately $153.3 million during the second quarter of 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $58.9 million. The revenue decline occurred across most countries, with the most significant declines due to the challenging advertising markets in France and the U.K. of $18.5 million and $13.2 million, respectively.
          Direct operating expenses decreased $85.7 million primarily from a decrease of $38.7 million from movements in foreign exchange. The remaining decline was primarily attributable to a $25.0 million due to the impact of the cost reduction program and the decline in revenues and was partially offset by $5.2 million related to restructuring. SG&A expenses decreased $21.0 million primarily from $10.9 million related to movements in foreign exchange and $4.8 million related to a decline in compensation expense.
Six Months
          Revenue decreased approximately $283.5 million during the six months ended June 30, 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $119.8 million. The revenue decline occurred across most countries, with the most significant decline in France of $46.9 million primarily from the loss of a contract for advertising on railway land and lower revenues in Italy and the U.K due to challenging advertising markets.
          Direct operating expenses decreased $165.5 million primarily from a decrease of $84.0 million from movements in foreign exchange. The remaining decline was primarily attributable to a $52.2 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above and was partially offset by $8.4 million related to restructuring. SG&A expenses decreased $38.3 million primarily from $25.1 million related to movements in foreign exchange and $7.9 million related to a decline in compensation expense.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(In thousands)	Post-merger	Pre-merger	Post-merger	Pre-merger
Radio Broadcasting	$179,765	$339,177	$259,034	$576,523
Americas Outdoor Advertising	57,540	114,628	87,358	183,271
International Outdoor Advertising	6,118	54,138	(40,764)	40,540
Other	(9,475)	(4,613)	(33,165)	(13,257)
Impairment charge	(4,041,252)	—	(4,041,252)	—
Other operating income (expense) — net	(31,516)	17,354	(34,410)	19,451
Corporate and merger expenses	(52,050)	(59,089)	(101,657)	(109,927)

Consolidated operating income (loss)	$(3,890,870)	$461,595	$(3,904,856)	$696,601

LIQUIDITY AND CAPITAL RESOURCES
          Due to the merger, a greater portion of our resources are required to fund the interest expense resulting from our new indebtedness. The following discussion highlights our cash flow activities from continuing operations during the six months ended June 30, 2009 and 2008.

Cash Flows

	Six Months Ended June 30,
	2009	2008
(In thousands)	Post-merger	Pre-merger
Cash provided by (used in):
Operating activities	$(83,953)	$685,955
Investing activities	$(31,889)	$(178,129)
Financing activities	$1,373,498	$(998,741)
Discontinued operations	$—	$1,013,860
Operating Activities:
           Cash used in operating activities for the first six months of 2009 primarily reflects a net consolidated loss before discontinued operations of $4.1 billion adjusted for non-cash impairment charges of $4.0 billion related to goodwill and intangible assets discussed more fully in Note 2 in Part 1 of Item 1 of this Quarterly Report on Form 10-Q, depreciation and amortization of $383.8 million and $120.4 million related to the amortization of debt issuance costs and accretion of fair value adjustments from the debt issued to consummate the merger. In addition, we recorded a $440.3 million gain on extinguishment of debt discussed further in Note 3 in Part 1 of Item 1 of this Quarterly Report on Form 10-Q and recorded a $21.9 million equity in loss of nonconsolidated affiliates primarily due to a $19.7 million impairment of equity investments in our International segment.
           Cash provided by operating activities for the first six months of 2008 primarily reflects income before discontinued operations of $454.7 million plus depreciation and amortization of $294.5 million and deferred taxes of $66.8 million. In addition, Clear Channel recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of its 50% interest in Clear Channel Independent based on the fair value of the equity securities received. Clear Channel also recorded a net gam of $27.0 million on the termination of its secured forward sales contracts and sale of its AMT shares.
Investing Activities:
           For the six months ended June 30, 2009, we spent $23.6 million in our Radio segment. We spent $34.3 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $32.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We received proceeds of $23.5 million from the sale of 57% of our remaining 20% investment in Grupo Acir Communicaciones and $37.3 million primarily related to the disposition of radio stations and an airplane.
           For the six months ended June 30, 2008, we spent $35.0 million in our Radio segment. We spent $71.8 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $101.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We spent $144.1 million for the purchase of outdoor advertising assets, representation contracts and two FCC licenses. In addition, we received proceeds of $86.5 million and $39.2 million from the sale of trading and available-for-sale securities, respectively, and $44.3 million in proceeds primarily related to the sale of Americas and International assets.
Financing Activities:
           Cash provided by financing activities for the first six months of 2009 primarily reflects a draw of remaining availability of $1.6 billion under Clear Channel’s $2.0 billion revolving credit facility to improve our liquidity position in light of continuing uncertainty in credit market and economic conditions. As discussed in Note 3 in Part 1 of Item 1 of this Quarterly Report on Form 10-Q, we redeemed Clear Channel’s $500.0 million aggregate principal amount of its 4.25% senior notes due May 15, 2009 with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose. Our wholly owned subsidiaries, CC Finco and CC Finco II, together repurchased $86.5 million of certain of Clear Channel’s outstanding senior notes as discussed in Note 3. In addition, during the first six months of 2009, our Americas outdoor segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million.
           Cash used in financing activities for the first six months of 2008 primarily reflects net payments on Clear Channel’s credit facility of $182.6 million (terminated in connection with the merger), the January 15, 2008 maturity of Clear Channel’s $500.0 million 4.625% senior notes, the June 15, 2008 maturity of Clear Channel’s $125.0 million 6.625% senior notes and $93.4 million in dividends paid.
Discontinued Operations:
          During the first six months of 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $88.9 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during the first quarter of 2008. Clear Channel had definitive asset purchase agreements signed for the sale of 42 of its radio stations as of June 30, 2008. The cash flows from these stations, along with the three stations no longer under definitive asset purchase agreements discussed above, were reported for both periods as cash flows from discontinued operations.
Anticipated Cash Requirements
          Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic downturn has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

          Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under Clear Channel’s senior secured credit facilities) will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. Clear Channel borrowed the approximately $1.6 billion of remaining availability under its $2.0 billion revolving credit facility to improve our liquidity position in light of continuing uncertainty in credit market and economic conditions on February 6, 2009. As of August 7, 2009, the outstanding balance on this facility was $1.8 billion and taking into account letters of credit of $177.1 million, $20.4 million was available to be drawn.
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
          Our and Clear Channel’s corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. Our and Clear Channel’s corporate credit ratings were lowered to “CCC” from “B-”. These ratings were removed from credit watch, where they were placed with negative implications on May 4, 2009. This recent downgrade had no impact on our borrowing costs under the credit agreements.
          We announced on July 31, 2009, that our indirect, wholly-owned subsidiary, CC Finco, LLC (“CC Finco”), commenced a cash tender offer for up to $200,000,000 aggregate purchase price (subject to increase) of certain of Clear Channel’s outstanding senior notes on the terms and conditions set forth in the CC Finco Offer to Purchase dated July 31, 2009.
          Our and Clear Channel’s long-term corporate credit ratings were downgraded on August 4, 2009 by Standard & Poor’s Ratings Services. Our and Clear Channel’s corporate credit ratings were lowered to “CC” from “CCC”. This recent downgrade had no impact on our borrowing costs under the credit agreements.

SOURCES OF CAPITAL
          As of June 30, 2009 and December 31, 2008, we had the following debt outstanding:

	June 30,	December 31,
(In millions)	2009	2008
Term Loan A Facility	$1,331.5	$1,331.5
Term Loan B Facility	10,700.0	10,700.0
Term Loan C — Asset Sale Facility	695.9	695.9
Revolving Credit Facility	1,802.5	220.0
Delayed Draw Term Loan Facilities	1,032.5	532.5
Receivables Based Credit Facility	341.7	445.6
Secured Subsidiary Debt	5.5	6.6

Total Secured Debt	15,909.6	13,932.1

Senior Cash Pay Notes	796.3	980.0
Senior Toggle Notes	1,080.6	1,330.0
Clear Channel Senior Notes (a)	2,692.6	3,192.2
Clear Channel Subsidiary Debt	66.9	69.3

Total Debt	20,546.0	19,503.6
Less: Cash and cash equivalents	1,497.5	239.8

	$19,048.5	$19,263.8

(a)	Includes $1.0 billion and $1.1 billion at June 30, 2009 and December 31, 2008, respectively, in unamortized fair value purchase accounting discounts related to the merger with Clear Channel.
          We and our subsidiaries may from time to time pursue various financing alternatives, including retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and / or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness of our subsidiaries. Such repurchases, prepayments, exchanges or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios which could have a material positive or negative impact on our ability to comply with the covenants contained in Clear Channel’s debt agreements. Such purchases, prepayments, exchanges or sales, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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

          The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables based credit facility and certain other secured subsidiary debt. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 8.1:1 at June 30, 2009. Clear Channel’s consolidated EBITDA is calculated as its trailing 12-month operating income before depreciation, amortization, impairment charge, non-cash compensation, other operating income — net and merger expenses of $1.4 billion adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any 12-month period) of $100.0 million; (ii) an increase of $24.8 million for cash received from nonconsolidated affiliates; (iii) an increase of $23.5 million for non-cash items; (iv) an increase of $186.2 million related to expenses incurred associated with our restructuring program; and (v) an increase of $57.7 million for various other items.
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
Debt Maturities and Other
          During the six months ended June 30, 2009, we redeemed Clear Channel’s $500.0 million aggregate principal amount of its 4.25% senior notes due May 15, 2009 with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose.
          CC Finco II, LLC, our indirect wholly-owned subsidiary, repurchased $183.8 million and $249.4 million aggregate principal amount of senior cash pay notes and senior toggle notes during the second quarter of 2009, respectively. A gain on the extinguishment of debt in the amount of $373.7 million was recorded in “Other income (expense) – net” in the consolidated income statement.
          In addition, during the second quarter of 2009, CC Finco, LLC, our indirect wholly-owned subsidiary, repurchased certain of Clear Channel’s outstanding 7.65% Notes, 4.5% Notes, 6.25% Notes, 4.4% Notes, 5.0% Notes, and 5.75% Notes. The aggregate principal amounts of the 7.65% Notes, 4.5% Notes, 6.25% Notes, 4.4% Notes, 5.0% Notes, and 5.75% Notes repurchased were $17.5 million, $10.0 million, $10.0 million, $27.0 million, $6.0 million, and $47.2 million, respectively. We recorded an aggregate gain of $66.6 million in “Other income (expense) – net” during the post-merger period ended June 30, 2009 as a result of such repurchased notes.
Dispositions and Other
          During the six months ended June 30, 2009, we sold five radio stations for approximately $11.6 million and recorded a loss of $12.3 million in “Other operating income – net”. In addition, we exchanged radio stations in our radio markets for assets located in a different market and recognized a loss of $27.6 million in “Other operating income – net.”
          Also during the first six months of 2009, we sold international assets for $4.9 million resulting in a gain of $5.0 million. In addition, we sold assets for $3.6 million in our Americas segment and recorded a gain of $2.9 million recorded in “Other operating income – net.” A portion of the proceeds represent payments for lost revenues on condemnations for which we have no basis. We also received proceeds of $18.3 million from the sale of an airplane in the first six months of 2009 and recorded a loss of $2.2 million in “Other operating income – net.”
USES OF CAPITAL
Capital Expenditures
          Capital expenditures were $92.6 million and $211.7 million in the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30, 2009 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
(In millions)	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$23.6	$7.7	$10.0	$2.2	$43.5
Revenue producing	—	26.6	22.5	—	49.1

	$23.6	$34.3	$32.5	$2.2	$92.6

          We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.
Certain Relationships with the Sponsors
          We are a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. This agreement requires management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year plus expenses. During the three and six months ended June 30, 2009, we recognized management fees of $3.8 million and $7.5 million, respectively.
          In addition, we reimbursed the Sponsors for additional expenses in the amount of $2.0 million for the three and six months ended June 30, 2009.
Commitments, Contingencies and Guarantees
          We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.
          Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies generally over a one to five-year period. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.

MARKET RISK
          We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.
Interest Rate Risk
          A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At June 30, 2009, we had interest rate swap agreements with a $6.0 billion aggregate notional amount that effectively fixes interest rates on a portion of our floating rate debt. The fair value of these agreements at June 30, 2009 was a liability of $238.8 million. At June 30, 2009, approximately 46% of our aggregate principal amount of long-term debt, taking into consideration debt for which we have entered into pay-fixed rate receive floating rate swap agreements, bears interest at floating rates.
          Assuming the current level of borrowings and interest rate swap contracts and assuming a 12.5 basis point change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2009 would have changed by approximately $6.2 million.
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
Equity Price Risk
          The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2009 by $6.0 million and would change comprehensive income by $2.0 million. At June 30, 2009, we also held $25.5 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
Foreign Currency Exchange Rate Risk
          We have operations in countries throughout the world. The financial results for our foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $189.3 million for the six months ended June 30, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the six months ended June 30, 2009 by approximately $18.9 million.
          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2009 would change our equity in earnings of nonconsolidated affiliates by $2.2 million and would change our net loss by approximately $1.4 million for the six months ended June 30, 2009.
          This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
New Accounting Pronouncements
          Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“Statement No. 168”), was issued in June 2009. Statement No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Statement No. 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Statement No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of Statement No. 168 on July 1, 2009 and have updated its references to specific GAAP literature parenthetically to reflect the codification.
          Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“Interpretation No. 46(R)” or ASC 810-10-25), to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We will adopt Statement No. 167 on January 1, 2010 and are currently evaluating the impact of adoption.
          Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165” or ASC Topic 855), was issued in May 2009. Statement No. 165 is effective for interim and annual periods ending after June 15, 2009 and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, we are currently evaluating subsequent events through the date the financial statements are issued.
          We retrospectively adopted the provisions of Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10-45), on January 1, 2009. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The impact of adopting FSP EITF 03-6-1 decreased previously reported basic earnings per share by $.01 for the six months ended June 30, 2008.
          Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement No. 160” or ASC 810-10-45), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of Statement No. 160 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted the provisions of Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $426.2 million of noncontrolling interests to shareholders’ equity.
          We adopted the provisions of Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161” or ASC 815-10), on January 1, 2009. Statement No. 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. Please refer to Note 4 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for disclosure required by Statement No. 161.
          Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4” or ASC 820-10), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of FSP No. FAS 157-4 on April 1, 2009 with no material impact to our financial position or results of operations.
          Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2” or ASC 320-10-35), was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 with no material impact to our financial position or results of operations.
          Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1” or ASC 805-20), was issued in April 2009. FSP No. FAS 141(R)-1 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.
          Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1” or ASC 825-10-50), was issued in April 2009. FSP No. FAS 107-1 and APB 28-1 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.
          Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6” or ASC 323-10-35), was issued in November 2008. FSP EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. We adopted the provisions of FSP EITF 08-6 on January 1, 2009 with no material impact to our financial position or results of operations.
Inflation
          Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect. Although the exact impact of inflation is indeterminable, to the extent permitted by competition, we pass increased costs on to our customers by increasing our effective advertising rates over time.
Ratio of Earnings to Fixed Charges

		Period from	Period from
		July 31	January 1
Six Months Ended		through	through July
June 30,		December 31,	30,		Year Ended December 31,
Post-merger	Pre-merger	Post-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger	Pre-merger
2009	2008	2008	2008	2007	2006	2005	2004
N/A	2.36	N/A	2.06	2.38	2.27	2.24	2.76
          The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes, less equity in undistributed net income (loss) of unconsolidated affiliates, plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented. Earnings, as adjusted, were not sufficient to cover fixed charges by approximately $4.2 billion for the six months ended June 30, 2009. Earnings, as adjusted, were not sufficient to cover fixed charges by approximately $5.7 billion for the post-merger period from July 31 through December 31, 2008.

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
          A wide range of factors could materially affect future developments and performance, including:
•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	risks associated with the current global economic crisis and its impact on capital markets and liquidity;

•	the impact of the global economic downturn, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	our cost savings initiatives may not be entirely successful;

•	the effect of leverage on our financial position and earnings;

•	access to capital markets and borrowed indebtedness;

•	the impact of the geopolitical environment;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	taxes;

•	our ability to integrate the operations of recently acquired companies;

•	the impact of planned divestitures; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 4T. CONTROLS AND PROCEDURES
          Our principal executive and principal financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (c) Purchases of Equity Securities by the Issuer and Affiliated Purchases
          The following table sets forth the Company’s purchases of its Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2009:

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share (2)	Programs	the Plans or Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	66,622	$1.30	—	—
June 1 through June 30	—	—	—	—
Total	66,622	$1.30	—	—

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended June 30, 2009, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on May 28, 2009. The following individuals were elected as our directors, each to hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2009.
The results of voting at the annual meeting of the shareholders were as follows:
          Proposal No. 1
          (Election of Directors)

Nominee	For	Against	Abstained
David C. Abrams	76,143,465	4,365,022	14,335
Steven W. Barnes	73,822,785	6,681,702	18,335
Richard J. Bressler	73,822,047	6,682,440	18,335
Charles A. Brizius	73,806,073	6,698,414	18,335
John B. Connaughton	73,816,577	6,688,346	17,899
Blair E. Hendrix	73,763,344	6,741,143	18,335
Jonathon S. Jacobson	76,074,029	4,419,658	29,135
Ian K. Loring	73,778,696	6,725,791	18,335
Mark P. Mays	73,803,182	6,700,594	19,046
Randall T. Mays	73,777,862	6,726,575	18,385
Scott M. Sperling	73,779,284	6,725,203	18,335
Kent R. Weldon	73,778,827	6,725,660	18,335
          Proposal No. 2
          (Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 2009)

For	Against	Abstained
80,465,660	52,855	4,307
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 16, 2006.

2.2
Amendment No. 1, dated as of April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on April 19, 2007.

2.3
Amendment No. 2, dated as of May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 18, 2007.

2.4
Amendment No. 3, dated as of May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 14, 2008.

2.5
Asset Purchase Agreement, dated as of April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on April 26, 2007.

3.1
Third Amended and Restated Certificate of Incorporation of CC Media Holdings, Inc. Incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

3.2
Amended and Restated Bylaws of CC Media Holdings, Inc. Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

4.1
Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee. Incorporated by reference from Exhibit 4.2 the Quarterly Report on Form 10-Q filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 6, 1997.

4.2
Third Supplemental Indenture, dated as of June 16, 1998 to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on August 28, 1998.

4.3
Ninth Supplemental Indenture, dated as of September 12, 2000, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.11 to the Quarterly Report on Form 10-Q filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 14, 2000.

Exhibit
Number	Description
4.4
Eleventh Supplemental Indenture, dated as of January 9, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee. Incorporated by reference from Exhibit 4.17 the Annual Report on Form 10-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 11, 2003.

4.5
Fourteenth Supplemental Indenture, dated as of May 21, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 22, 2003.

4.6
Sixteenth Supplemental Indenture, dated as of December 9, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on December 10, 2003.

4.7
Seventeenth Supplemental Indenture, dated as of September 15, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on September 21, 2004.

4.8
Eighteenth Supplemental Indenture, dated as of November 22, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 23, 2004.

4.9
Nineteenth Supplemental Indenture, dated as of December 13, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on December 17, 2004.

4.10
Twentieth Supplemental Indenture, dated as of March 21, 2006, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 24, 2006.

4.11
Twenty-first Supplemental Indenture, dated as of August 15, 2006, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on August 16, 2006.

4.12
Twenty-Second Supplemental Indenture, dated as of January 2, 2008, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on January 4, 2008.

4.13
Indenture, dated as of July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger). Incorporated by reference from Exhibit 10.16 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

4.14
Supplemental Indenture, dated as of July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York. Incorporated by reference from Exhibit 10.17 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

Exhibit
Number	Description
4.15
Supplemental Indenture, dated as of December 9, 2008, by and between CC Finco Holdings, LLC and Law Debenture Trust Company of New York. Incorporated by reference from Exhibit 10.24 to the Form 10-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on March 2, 2009.

4.16
Registration Rights Agreement, dated as of July 30, 2008, by and among Clear Channel Communications, Inc., certain subsidiaries of Clear Channel Communications, Inc. party thereto, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC. Incorporated by reference from Exhibit 10.18 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.1
First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.2
Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. Incorporated by reference to Exhibit 4 to the Form 8-A Registration Statement filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.3
Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. Incorporated by reference to Exhibit 5 to the Form 8-A Registration Statement filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.4
Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. Incorporated by reference from Exhibit 6 to the Form 8-A Registration Statement filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.5
Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Randall T. Mays. Incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.6
Amendment to Amended and Restated Employment Agreement, dated January 20, 2009, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Randall T. Mays. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on January 21, 2009.

10.7
Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Mark P. Mays. Incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.8
Amendment to Amended and Restated Employment Agreement, dated January 20, 2009, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Mark P. Mays. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the

Exhibit
Number	Description
Securities and Exchange Commission on January 21, 2009.

10.9
Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and L. Lowry Mays. Incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.10
Employment Agreement, dated June 29, 2008, by and between Clear Channel Broadcasting, Inc. and John E. Hogan. Incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.11
Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.12
Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.13
Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.14
Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.15
Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.13 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

Exhibit
Number	Description
10.16
Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.14 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.17
Purchase Agreement, dated May 13, 2008, by and among BT Triple Crown Merger Co., Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC Incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.18
Form of Indemnification Agreement. Incorporated by reference from Exhibit 10.26 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.19
Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP. Incorporated by reference from Annex E to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.20
Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP. Incorporated by reference from Annex F to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.21
Clear Channel 2008 Incentive Plan. Incorporated by reference from Exhibit 10.19 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.22
Form of Senior Executive Option Agreement. Incorporated by reference from Exhibit 10.20 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.23
Form of Senior Executive Restricted Stock Award Agreement. Incorporated by reference from Exhibit 10.21 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.24
Form of Senior Management Option Agreement. Incorporated by reference from Exhibit 10.22 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.25
Form of Executive Option Agreement. Incorporated by reference from Exhibit 10.23 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

Exhibit
Number	Description
10.26
Clear Channel 2008 Investment Program. Incorporated by reference from Exhibit 10.24 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.27
Clear Channel 2008 Annual Incentive Plan. Incorporated by reference from Exhibit 10.25 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

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

CC MEDIA HOLDINGS, INC.
August 10, 2009	/s/ Randall T. Mays
Randall T. Mays
President and Chief Financial Officer

August 10, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President, Chief Accounting Officer and Assistant Secretary