Form 10-K
period 2009-12-31
CC Media Holdings Inc
filed 2010-03-16
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009,
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
Title of class
Class A common stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of June 30, 2009, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $3.9 million based on the closing sales price of the Class A Common Stock as reported on the Over-the-Counter Bulletin Board.
On March 10, 2010, there were 23,424,102 outstanding shares of Class A Common Stock, excluding 147,783 shares held in treasury, 555,556 outstanding shares of Class B Common Stock and 58,967,502 outstanding shares of Class C Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2010 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CC MEDIA HOLDINGS, INC.
INDEX TO FORM 10-K

		Page
		Number
PART I.

Item 1.	Business	1

Item 1A.	Risk Factors	17

Item 1B.	Unresolved Staff Comments	25

Item 2.	Properties	25

Item 3.	Legal Proceedings	26

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

Item 6.	Selected Financial Data	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 8.	Financial Statements and Supplementary Data	74

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	138

Item 9A.	Controls and Procedures	139

Item 9B.	Other Information	141

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	142

Item 11.	Executive Compensation	142

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142

Item 13.	Certain Relationships and Related Transactions and Director Independence	142

Item 14.	Principal Accounting Fees and Services	142

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	143
EX-4.17
EX-4.18
EX-10.2
EX-10.3
EX-10.11
EX-10.15
EX-10.18
EX-10.21
EX-10.22
EX-10.24
EX-10.25
EX-10.26
EX-10.32
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-10.44
EX-11
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
ITEM 1. Business
The Company
     We were incorporated in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel”). The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”). As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain of our principals that were rolled over and exchanged for our Class A common stock, was either exchanged for (i) $36.00 in cash consideration or (ii) one share of our Class A common stock. Prior to the consummation of our acquisition of Clear Channel, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than those related to the acquisition.
     Subsequent to the consummation of our acquisition of Clear Channel, we became a diversified media company with three reportable business segments: Radio Broadcasting, Americas Outdoor Advertising (consisting primarily of operations in the United States, Canada and Latin America) and International Outdoor Advertising.
     In 2008 and continuing into 2009, the global economic downturn adversely affected advertising revenues across our businesses. In the fourth quarter of 2008, we initiated an ongoing, company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook (the “restructuring program”). As of December 31, 2009, we had incurred a total of $260.3 million of costs in conjunction with this restructuring program. We estimate the benefit of the restructuring program was an approximate $441.3 million aggregate reduction to fixed operating and corporate expenses in 2009 and that the benefit of these initiatives will be fully realized by 2011.
     No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
     Also, as a result of the economic downturn and the corresponding reduction in our revenues, we recorded non-cash impairment charges primarily related to goodwill and indefinite-lived intangibles at December 31, 2008 and June 30, 2009 of $5.3 billion and $4.0 billion, respectively.
     During 2007 and 2008, Clear Channel sold 262 of its radio stations, which it had designated as non-core stations and announced were for sale in late 2006.
     On November 11, 2005, Clear Channel completed the initial public offering, or IPO, of approximately 10% of the common stock of Clear Channel Outdoor Holdings, Inc. (“CCO”), comprised of the Americas and International outdoor segments. On December 21, 2005, Clear Channel completed the spin-off of its former live entertainment segment, which now operates under the name Live Nation Entertainment.
     You can find more information about us at our Internet website located at www.ccmediaholdings.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission ( “SEC”). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.
     Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

Our Business Segments
     We have three reportable business segments: Radio Broadcasting, or Radio; Americas Outdoor Advertising, or Americas outdoor; and International Outdoor Advertising, or International outdoor. Approximately half of our revenue is generated from our Radio Broadcasting segment. The remaining half is comprised of our Americas Outdoor Advertising business segment, our International Outdoor Advertising business segment, Katz Media, a full-service media representation firm, and other support services and initiatives. In addition to the information provided below, you can find more information about our segments in our consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.
     We believe we offer advertisers a diverse platform of media assets across geographies, radio programming formats and outdoor products. We intend to continue to execute upon our long-standing radio broadcasting and outdoor advertising strategies, while closely managing expenses and focusing on achieving operating efficiencies throughout our businesses. Within each of our operating segments, we share best practices across our markets in an attempt to replicate our successes throughout the markets in which we operate.
Radio Broadcasting
     As of December 31, 2009, we owned 894 domestic radio stations, with 149 stations operating in the 25 largest markets. For the year ended December 31, 2009, Radio Broadcasting represented 49% of our consolidated net revenue. Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, urban and oldies, among others, to a total weekly listening base of more than 113 million individuals based on Arbitron National Regional Database figures for the Spring 2009 ratings period. Our radio broadcasting business includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements (“LMAs”) or joint sales agreements (“JSAs”).
     In addition to our radio broadcasting business, we operate Premiere Radio Networks, a national radio network that produces, distributes or represents approximately 90 syndicated radio programs and services for approximately 5,000 radio station affiliates. We also own various sports, news and agriculture networks.
Strategy
     Our radio broadcasting strategy centers on providing programming and services to the local communities in which we operate and being a contributing member of those communities. We believe that by serving the needs of local communities, we will be able to grow listenership and deliver target audiences to advertisers.
     Our radio broadcasting strategy also focuses on driving revenue growth in our stations through effective programming, promotion, and marketing and sales. We seek to maximize revenue by closely managing on-air inventory of advertising time and adjusting prices to local market conditions. We operate price and yield optimization systems and information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.
     We focus on enhancing the radio listener experience by offering a wide variety of compelling content. We believe our investments in radio programming over time have created a collection of leading on-air talent. The distribution platform provided by Premiere Radio Networks allows us to attract talent and more effectively utilize quality content across many stations.
     Our strategy also entails improving the ongoing operations of our stations through careful management of costs. In the fourth quarter of 2008, we commenced a restructuring plan to reduce our cost base through workforce reductions, the elimination of overlapping functions and other cost savings initiatives. In order to achieve these cost savings, we incurred a total of $121.5 million in costs in 2008 and 2009. We estimate the benefit of the restructuring program was an approximate $267.3 million aggregate reduction to fixed operating expenses in 2009 and that the additional benefits of these initiatives will be realized in 2010.
     No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

     We are also continually expanding content choices for our listeners, including utilization of HD radio, Internet and other distribution channels with complementary formats. HD radio enables crystal clear reception, interactive features, data services and new applications. Further, HD radio allows for many more stations, providing greater variety of content which may enable advertisers to target consumers more effectively. The interactive capabilities of HD radio will potentially permit us to participate in commercial download services. In addition, we provide streaming audio via the Internet, mobile and other digital platforms and, accordingly, have increased listener reach and developed new listener applications as well as new advertising capabilities. As a result, we rank among the top streaming networks in the US with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”) according to Ando Media. AAS and SS measure the level of activity while ATSL measures the ability of our programming to keep an audience engaged. Finally, we have pioneered mobile applications such as the iheartradio smart phone application, which allows listeners to use their smart phones to interact directly with stations, talent, including finding titles/artists, requesting songs and downloading station wallpapers.
Sources of Revenue
     Our Radio Broadcasting segment generated 49%, 49% and 50% of our revenue in 2009, 2008 and 2007, respectively. The primary source of revenue in our Radio Broadcasting segment is the sale of commercial spots on our radio stations for local, regional and national advertising. Our local advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive and media. Our contracts with our advertisers generally provide for a term which extends for less than a one year period. We also generate additional revenues from network compensation, the Internet, air traffic, events, barter and other miscellaneous transactions. These other sources of revenue supplement our traditional advertising revenue without increasing on-air-commercial time.
     Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies. Our ability to produce commercials that respond to the specific needs of our advertisers helps to build local direct advertising relationships. Regional advertising sales are also generally realized by our local sales staff. To generate national advertising sales, we engage one of our units, Katz Media Group, which specializes in soliciting radio advertising sales on a national level for Clear Channel Radio and other radio companies. National sales representatives such as Katz obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold (see “Media Representation”).
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
Competition
     Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including satellite radio, broadcast and cable television, print media, outdoor advertising, direct mail, the Internet and other forms of advertisement. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as the Internet and satellite-based digital radio services. Such services reach national and regional audiences with multi-channel, multi-format, digital radio services.
     Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners.
Radio Stations
     As of December 31, 2009, we owned 260 AM and 634 FM domestic radio stations, of which 149 stations were in the 25 largest U.S. markets. Radio broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The FCC grants us licenses in order to operate our radio stations.

     The following table sets forth certain selected information with regard to our radio broadcasting stations:

		Number
	Market	of
Market	Rank*	Stations
New York, NY	1	5
Los Angeles, CA	2	8
Chicago, IL	3	7
San Francisco, CA	4	7
Dallas-Ft. Worth, TX	5	6
Houston-Galveston, TX	6	6
Atlanta, GA	7	6
Philadelphia, PA	8	6
Washington, DC	9	5
Boston, MA	10	4
Detroit, MI	11	7
Miami-Ft. Lauderdale-Hollywood, FL	12	7
Seattle-Tacoma, WA	13	7
Phoenix, AZ	15	8
Minneapolis-St. Paul, MN	16	7
San Diego, CA	17	7
Nassau-Suffolk (Long Island), NY	18	2
Tampa-St. Petersburg-Clearwater, FL	19	8
Denver-Boulder, CO	20	8
St. Louis, MO	21	6
Baltimore, MD	22	4
Portland, OR	23	7
Charlotte-Gastonia-Rock Hill, NC-SC	24	5
Pittsburgh, PA	25	6
Riverside-San Bernardino, CA	26	6
Sacramento, CA	27	6
Cincinnati, OH	28	6
Cleveland, OH	29	6
Salt Lake City-Ogden-Provo, UT	30	6
San Antonio, TX	31	7
Las Vegas, NV	33	3
Orlando, FL	34	7
San Jose, CA	35	3
Columbus, OH	36	7
Milwaukee-Racine, WI	37	6
Austin, TX	38	6
Indianapolis, IN	39	3
Providence-Warwick-Pawtucket, RI	41	4
Raleigh-Durham, NC	42	4
Norfolk-Virginia Beach-Newport News, VA	43	4
Nashville, TN	44	5
Greensboro-Winston Salem-High Point, NC	45	5
Jacksonville, FL	46	6
West Palm Beach-Boca Raton, FL	47	6
Oklahoma City, OK	48	6
Memphis, TN	49	6
Hartford-New Britain-Middletown, CT	50	4
New Orleans, LA	52	7
Louisville, KY	54	8
Richmond, VA	55	6
Rochester, NY	56	7
Birmingham, AL	57	5
Greenville-Spartanburg, SC	58	6
McAllen-Brownsville-Harlingen, TX	59	5
Tucson, AZ	60	7
Dayton, OH	61	8
Ft. Myers-Naples-Marco Island, FL	62	4
Albany-Schenectady-Troy, NY	63	7
Honolulu, HI	64	7
Tulsa, OK	65	6
Fresno, CA	66	8
Grand Rapids, MI	67	7
Albuquerque, NM	68	7
Allentown-Bethlehem, PA	69	4
Omaha-Council Bluffs, NE-IA	72	5
Sarasota-Bradenton, FL	73	6
El Paso, TX	74	5
Bakersfield, CA	75	5
Akron, OH	76	4
Wilmington, DE	77	5
Harrisburg-Lebanon-Carlisle, PA	78	5
Baton Rouge, LA	79	5
Monterey-Salinas-Santa Cruz, CA	80	5
Stockton, CA	82	6
Charleston, SC	83	4
Syracuse, NY	84	6
Little Rock, AR	85	5
Springfield, MA	88	5
Columbia, SC	89	6
Des Moines, IA	90	5
Spokane, WA	91	6
Toledo, OH	92	5
Colorado Springs, CO	93	3
Mobile, AL	95	4
Ft. Pierce-Stuart-Vero Beach, FL	96	6
Melbourne-Titusville-Cocoa, FL	97	4
Wichita, KS	98	4
Madison, WI	99	6
Various U.S. Cities	100-150	99
Various U.S. Cities	151-200	98
Various U.S. Cities	201-250	53
Various U.S. Cities	251+	66
Various U.S. Cities	unranked	78

Total (1) (2)		894

*	Per Arbitron Rankings as of October 2009.

(1)	Excluded from the 894 radio stations owned by us is one radio station programmed pursuant to a local marketing agreement (FCC license not owned by us). Also excluded are radio stations in Australia and New Zealand. We own a 50% equity interest in the Australian Radio Network which has radio broadcasting operations in both of these markets.

(2)	Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. We have divested certain stations in the past and will continue to divest these stations as required.
Radio Networks
     In addition to radio stations, our Radio Broadcasting segment includes Premiere Radio Networks, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates. Our broad distribution platform enables us to attract and retain top programming talent. Some of our more popular radio personalities include Rush Limbaugh, Sean Hannity, Steve Harvey, Ryan Seacrest and Glenn Beck. We believe recruiting and retaining top talent is an important component of the success of our radio networks.
     We also own various sports, news and agriculture networks serving Alabama, California, Colorado, Florida, Georgia, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Pennsylvania, Tennessee and Virginia.
International Radio Investments
     We own a 50% equity interest in the Australian Radio Network, which has broadcasting operations on Australia and New Zealand and which we account for under the equity method of accounting. We owned an equity interest in Grupo ACIR Comunicaciones (“Grupo ACIR”), the owner of radio stations in Mexico, which we sold in 2009.
Americas Outdoor Advertising
     Our Americas Outdoor Advertising segment includes our operations in the United States, Canada and Latin America, with approximately 91% of our 2009 revenue in this segment derived from the United States. We own or operate approximately 195,000 displays in our Americas segment and have operations in 49 of the 50 largest markets in the United States, including all of the 20 largest markets. For the year ended December 31, 2009, Americas Outdoor Advertising represented 22% of our consolidated net revenue.
     Our outdoor assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our outdoor advertising business is focused on urban markets with dense populations.
Strategy
     We believe outdoor advertising has attractive industry fundamentals, including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media. Our Americas strategy focuses on our competitive strengths to position the Company through the following strategies:
     Promote Overall Outdoor Media Spending. Outdoor advertising represented 3% of total dollars spent on advertising in the United States in 2008. Our strategy is to drive growth in outdoor advertising’s share of total media spending and leverage such growth with our national scale and local reach. We are focusing on developing and implementing better and improved outdoor audience delivery measurement systems to provide advertisers with tools to determine how effectively their message is reaching the desired audience. As a result of the implementation of strategies above, we believe advertisers will shift their budgets towards the outdoor advertising medium.
     Significant Cost Reductions and Capital Discipline. To address the softness in advertising demand resulting from the global economic downturn, we have taken steps to reduce our fixed costs. In the fourth quarter of 2008, we commenced a restructuring plan to reduce our cost base through renegotiations of lease agreements, workforce reductions, elimination of overlapping functions and other cost savings initiatives. In order to achieve these cost savings, we incurred a total of $17.4 million in costs in 2008 and 2009. We estimate the benefit of the restructuring program was an approximate $50.5 million aggregate reduction to fixed operating expenses in 2009 and that the benefit of these initiatives will be fully realized in 2010.

     No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
     We plan to continue controlling costs to achieve operating efficiencies, sharing best practices across our markets and focusing our capital expenditures on opportunities that we expect to yield higher returns, leveraging our flexibility to make capital outlays based on the environment.
     Continue to Deploy Digital Billboards. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time-of-day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. The advantages of digital allow us to penetrate new accounts and categories of advertisers as well as serve a broader set of needs for existing advertisers. We expect this to continue as we increase our quantity of digital inventory. We have deployed a total of approximately 457 digital displays in 33 markets as of December 31, 2009, of which approximately 292 are in the top 20 U.S. markets.
Sources of Revenue
     Americas Outdoor Advertising generated 22%, 21% and 21% of our revenue in 2009, 2008 and 2007, respectively. Americas Outdoor Advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas Outdoor Advertising inventory:

	Year Ended December 31,
	2009	2008	2007
Billboards
Bulletins (1)	52%	51%	52%
Posters	14%	15%	16%
Street furniture displays	5%	5%	4%
Transit displays	17%	17%	16%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

(1)	Includes digital displays.

(2)	Includes spectaculars, mall displays and wallscapes.
     Our Americas Outdoor Advertising segment generates revenues from local, regional and national sales. Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time. For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display. “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.
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
Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins generally have terms ranging from four weeks to one year.
Posters. Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for 30-sheet posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces. Advertising copy for 8-sheet posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.
Street Furniture Displays
     Our street furniture displays, marketed under our global AdshelTM brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and, are typically for network packages.
Transit Displays
     Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.
Other Inventory
     The balance of our display inventory consists of spectaculars, wallscapes and mall displays. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square in Toronto, Fashion Show in Las Vegas, Miracle Mile in Las Vegas, Westgate City Center in Glendale, Arizona, the Boardwalk in Atlantic City and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.
Competition
     The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.
     Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.
Advertising Inventory and Markets
     As of December 31, 2009, we owned or operated approximately 195,000 displays in our Americas Outdoor Advertising segment. Our displays are located on owned land, leased land or land for which we have acquired permanent easements. The majority of the advertising structures on which our displays are mounted require permits. Our permits are effectively issued in perpetuity by state and local governments and are typically transferable or renewable at little or no cost. Permits typically specify the location which allows us the right to operate an advertising structure at the specified location.
     The following table sets forth certain selected information with regard to our Americas outdoor advertising inventory, with our markets listed in order of their designated market area (“DMA®”) region ranking (DMA® is a registered trademark of Nielsen Media Research, Inc.):

DMA®		Billboards		Street
Region				Furniture	Transit	Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays(1)	Displays(2)	Displays
	United States
1	New York, NY	•	•	•	•	•	2,636
2	Los Angeles, CA	•	•	•	•	•	10,361
3	Chicago, IL	•	•	•	•	•	11,264
4	Philadelphia, PA	•	•	•	•	•	5,251
5	Dallas-Ft. Worth, TX	•	•	•	•	•	15,414
6	San Francisco-Oakland-San Jose, CA	•	•	•	•	•	9,331
7	Boston, MA (Manchester, NH)	•	•	•	•	•	2,762
8	Atlanta, GA	•	•		•	•	2,354
9	Washington, DC (Hagerstown, MD)	•	•	•	•	•	2,907
10	Houston, TX	•	•		•	•	3,104
11	Detroit, MI				•	•	318
12	Phoenix, AZ	•	•		•	•	9,566
13	Seattle-Tacoma, WA	•	•		•	•	13,057
14	Tampa-St. Petersburg (Sarasota), FL	•	•	•	•	•	2,273
15	Minneapolis-St. Paul, MN	•	•		•	•	1,899
16	Denver, CO				•	•	1,001
17	Miami-Ft. Lauderdale, FL	•	•	•	•	•	5,267
18	Cleveland-Akron (Canton), OH	•	•		•	•	3,479
19	Orlando-Daytona Beach-Melbourne, FL	•	•		•	•	3,798
20	Sacramento-Stockton-Modesto, CA	•	•	•	•	•	2,623
21	St. Louis, MO				•	•	297
22	Portland, OR	•	•			•	1,191
23	Pittsburgh, PA				•	•	94

DMA®		Billboards		Street
Region				Furniture	Transit	Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays(1)	Displays(2)	Displays
24	Charlotte, NC					•	12
25	Indianapolis, IN	•	•		•	•	3,193
26	Raleigh-Durham (Fayetteville), NC				•	•	1,803
27	Baltimore, MD	•	•	•	•	•	1,910
28	San Diego, CA	•	•		•	•	765
29	Nashville, TN	•			•	•	756
30	Hartford-New Haven, CT				•	•	656
31	Salt Lake City, UT				•	•	66
32	Kansas City, KS/MO				•		1,173
33	Cincinnati, OH		•			•	12
34	Columbus, OH	•	•		•	•	1,635
35	Milwaukee, WI	•	•	•	•	•	6,473
36	Greenville-Spartanburg, SC- Asheville, NC-Anderson, SC	•	•		•		91
37	San Antonio, TX	•	•	•	•	•	7,227
38	West Palm Beach-Ft. Pierce, FL	•	•		•		1,465
39	Harrisburg-Lancaster-Lebanon-York, PA				•	•	174
41	Grand Rapids-Kalamazoo-Battle Creek, MI				•	•	312
42	Las Vegas, NV	•	•		•	•	1,121
43	Norfolk-Portsmouth-Newport News, VA	•	•		•	•	390
44	Albuquerque-Santa Fe, NM	•	•		•		1,298
45	Oklahoma City, OK	•					3
46	Greensboro-High Point-Winston Salem, NC				•		1,047
47	Jacksonville, FL	•	•		•	•	978
48	Austin, TX	•	•		•	•	46
49	Louisville, KY				•	•	159
50	Memphis, TN	•	•	•	•	•	1,747
51-100	Various U.S. Cities	•	•		•	•	15,349
101-150	Various U.S. Cities	•	•	•	•	•	4,119
151+	Various U.S. Cities	•	•		•	•	2,224
	Non-U.S. Markets
n/a	Australia				•		1,466
n/a	Brazil	•	•	•			7,199
n/a	Canada			•	•	•	4,706
n/a	Chile	•	•				1,085
n/a	Mexico			•		•	4,998
n/a	New Zealand				•		1,695
n/a	Peru	•	•	•	•	•	2,659
n/a	Other (3)				•		4,316

				Total Americas Displays			194,575

(1)	Included in transit displays is our airport advertising business which offers products such as traditional static wall displays, visitor information centers, and other digital products including LCD screens and touch screen kiosks. Our digital products provide multiple display opportunities unlike our traditional static wall displays. Each of the digital display opportunities is counted as a unique display in the table.

(2)	Includes wallscapes, spectaculars, mall and digital displays. Our inventory includes other small displays not in the table since their contribution to our revenue is not material.

(3)	Includes displays in Antigua, Aruba, Bahamas, Barbados, Belize, Costa Rica, Dominican Republic, Grenada, Guam, Jamaica, Netherlands Antilles, Saint Kitts and Nevis, Saint Lucia and Virgin Islands.

International Outdoor Advertising
     Our International Outdoor Advertising business segment includes our operations in Asia, Australia, the U.K. and Europe, with approximately 39% of our 2009 revenue in this segment derived from France and the United Kingdom. We own or operate approximately 639,000 displays in 32 countries. For the year ended December 31, 2009, International Outdoor Advertising represented 26% of our consolidated net revenue.
     Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, Smartbike schemes, wallscapes and other spectaculars, which we own or operate under lease agreements. Our International business is focused on urban markets with dense populations.
Strategy
     Similar to our Americas outdoor advertising, we believe international outdoor advertising has attractive industry fundamentals including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media. Our International strategy focuses on our competitive strengths to position the Company through the following strategies:
     Promote Overall Outdoor Media Spending. Our strategy is to drive growth in outdoor advertising’s share of total media spending and leverage such growth with our international scale and local reach. We are focusing on developing and implementing better and improved outdoor audience delivery measurement systems to provide advertisers with tools to determine how effectively their message is reaching the desired audience. As a result of the implementation of strategies above, we believe advertisers will shift their budgets towards the outdoor advertising medium.
     Significant Cost Reductions and Capital Discipline. To address the softness in advertising demand resulting from the global economic downturn, we have taken steps to reduce our fixed costs. In the fourth quarter of 2008, we commenced a restructuring plan to reduce our cost base through renegotiations of lease agreements, workforce reductions, elimination of overlapping functions, takedown of unprofitable advertising structures and other cost savings initiatives. In order to achieve these cost savings, we incurred a total of $65.0 million in costs in 2008 and 2009. We estimate the benefit of the restructuring program was an approximate $120.1 million aggregate reduction to our 2008 fixed operating expense base in 2009 and that the benefit of these initiatives will be fully realized by 2011.
     No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
     We plan to continue controlling costs to achieve operating efficiencies, sharing best practices across our markets and focusing our capital expenditures on opportunities that we expect to yield higher returns, leveraging our flexibility to make capital outlays based on the environment.
     Capitalize on Product and Geographic Opportunities. We are also focused on growing our business internationally through new product offerings, optimization of our current display portfolio and selective investments targeting promising growth markets. We have continued to innovate and introduce new products, such as our Smartbike programs, in international markets based on local demands.
Sources of Revenue
     Our International Outdoor Advertising segment generated 26%, 27% and 25% of our revenue in 2009, 2008 and 2007, respectively. International outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our international outdoor display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays.

     The following table shows the approximate percentage of revenue derived from each inventory category of our International Outdoor Advertising segment:

	Year Ended December 31,
	2009	2008	2007
Billboards (1)	32%	35%	39%
Street furniture displays	40%	38%	37%
Transit displays (2)	8%	9%	8%
Other displays (3)	20%	18%	16%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike schemes and production revenue.
     Our International Outdoor Advertising segment generates revenues worldwide from local, regional and national sales. Similar to the Americas, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.
     While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.
Billboards
     The sizes of our international billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our international billboards being similar in size to our posters used in our Americas outdoor business (30-sheet and 8-sheet displays). Our international billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. DEFI, our international neon subsidiary, is a global provider of neon signs with approximately 361 displays in more than 16 countries worldwide. Client contracts for international neon displays typically have terms of approximately five years.
Street Furniture Displays
     Our international street furniture displays are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our international outdoor business, these contracts typically require us to provide the municipality with a broader range of urban amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our international street furniture is typically sold to clients as network packages, with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.
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

Other International Inventory and Services
     The balance of our revenue from our International Outdoor Advertising segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six-month periods. Long-term client contracts for mall displays are also available and typically have terms of up to one year. Our international inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International Outdoor Advertising revenue. We also have a bike rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, or fees from the local municipalities. Several of our international markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters, usually for small customers.
Competition
     The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and JC Decaux, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.
     Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.
Advertising Inventory and Markets
     As of December 31, 2009, we owned or operated approximately 639,000 displays in our International segment. The following table sets forth certain selected information with regard to our International advertising inventory, which are listed in descending order according to 2009 revenue contribution:

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
France	•	•	•	•	122,930
United Kingdom	•	•	•	•	57,685
China	•	•	•		66,965
Italy	•	•	•		53,589
Spain	•	•	•	•	31,603
Australia/New Zealand		•	•		18,611
Belgium	•	•	•	•	24,079
Switzerland	•		•	•	17,962
Sweden	•	•	•	•	113,622
Denmark	•	•	•	•	40,309
Norway	•	•	•	•	21,548
Ireland	•	•		•	9,493
Turkey	•	•	•	•	13,248
Holland	•	•		•	5,289
Finland	•	•	•	•	14,236
Poland	•	•		•	7,561
Baltic States/Russia	•		•		15,146
Greece			•		1,121
Singapore		•			3,845

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
Romania	•			•	134
Hungary	•		•		34
India	•	•			166
Austria	•				15
Portugal	•				14
Germany	•				46
Czech Republic	•				11
United Arab Emirates	•				1

		Total International Displays			639,263

(1)	Includes spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes mall displays and other small displays counted as separate displays in the table since they form a substantial part of our network and International revenue.
Equity Investments
     In addition to the displays listed above, as of December 31, 2009, we had equity investments in various out-of-home advertising companies that operate in the following markets:

				Street
		Equity		Furniture	Transit
Market	Company	Investment	Billboards(1)	Displays	Displays
Outdoor Advertising Companies
Italy	Alessi	36.75%	•	•	•
Italy	AD Moving SpA	18.75%	•		•
Hong Kong	Buspak	50.00%	•		•
Spain	Clear Channel Cemusa	50.00%	•
Thailand	Master & More	32.50%	•	•
Belgium	MTB	49.00%			•
Other Media Companies
Norway	CAPA	50.00%

(1)	Includes spectaculars and neon displays.
Other
     The other category includes our media representation firm as well as other general support services and initiatives which are ancillary to our other businesses.
Media Representation
     We own Katz Media Group (“Katz Media”), a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2009, Katz Media represents approximately 3,900 radio stations, approximately one-fifth of which are owned by us, as well as approximately 700 digital properties. Katz Media also represents approximately 600 television and digital multicast stations.
     Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.
Employees
     As of March 10, 2010, we had approximately 14,980 domestic employees and 4,315 international employees, of which approximately 18,413 were in operations and approximately 882 were in corporate related activities.

Approximately 398 of our United States employees and approximately 337 of our non-United States employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.
Federal Regulation of Radio Broadcasting
     General: Radio broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of a radio broadcast station only under a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. Among other things, the Communications Act empowers the FCC to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands for broadcasting; determine stations’ frequencies, locations, power and other technical parameters; impose penalties for violation of its regulations, including monetary forfeitures and, in extreme cases, license revocation; impose annual regulatory and application processing fees; and adopt and implement regulations and policies affecting the ownership, operation, program content and employment practices of broadcast stations.
     License Assignments: The Communications Act prohibits the assignment of a license or the transfer of control of an FCC licensee without prior FCC approval. Applications for assignment or transfers that involve a substantial change in ownership or control are subject to a 30-day period for public comment, during which petitions to deny the application may be filed.
     License Renewals: The FCC grants broadcast licenses for a term of up to 8 years. The FCC will renew a license for an additional 8 year term if, after consideration of the renewal application and any objections thereto, it finds that: the station has served the public interest, convenience and necessity; and that, with respect to the station up for renewal, there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee, and there have been no other such violations by the licensee which, taken together, constitute a pattern of abuse. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than 8 years. The vast majority of radio licenses are renewed by the FCC. Historically, all of our stations’ licenses have been renewed.
     Ownership Regulation: The Communications Act and FCC rules limit the official positions and ownership interests, known as “attributable” interests, that individuals and entities may have in broadcast stations and other specified mass media entities. Under these rules, attributable interests generally include: officers and directors of a licensee or of its direct or indirect parent; general partners, limited partners and limited liability company members, unless properly “insulated” from management activities; a 5% or more direct or indirect voting stock interest in a licensee, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has a an attributable broadcast, cable or newspaper interest in the same market (the “EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% per week of the advertising time, on a radio station in the same market is generally deemed to have an attributable interest in that station.
     Debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule. To the best of our knowledge at present, none of our officers, directors, or 5% or greater shareholders holds an interest in another television station, radio station, cable television system, or daily newspaper that is inconsistent with the FCC’s ownership rules.
     The FCC is required to conduct periodic reviews of its media ownership rules. In its 2003 media ownership decision, the FCC, among other actions, modified the radio ownership rules and adopted new cross-media ownership limits. Numerous parties, including us, appealed the decision. The United States Court of Appeals for the Third Circuit initially stayed implementation of the new rules. Later, it partially lifted the stay as to the radio ownership rules, allowing the modified rules to go into effect. It retained the stay on the cross-media rules, and remanded them to the FCC for further justification. In December 2007, the FCC adopted a decision that revised the newspaper-broadcast cross-ownership rule, but made no changes to the radio ownership or radio-television cross-ownership rules. This decision, including the determination not to relax the radio ownership limits, is the subject of a request for reconsideration and various court appeals, including by us. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future. The FCC’s next periodic review is scheduled to begin in 2010.

     Irrespective of the FCC’s radio ownership rules, the Antitrust Division of the DOJ and the FTC have the authority to determine that a particular transaction presents antitrust concerns. In particular, where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in that market the DOJ has, in some cases, obtained consent decrees requiring radio station divestitures.
     The current FCC ownership rules relevant to our business are summarized below.
     Local Radio Ownership Rule: The maximum allowable number of radio stations that may be commonly owned in a market ranges based on the size of the market. In the largest radio markets, defined as those with 45 or more stations, one entity may have an attributable interest in up to 8 stations, not more than 5 of which are in the same service (AM or FM). At the other end of the scale, in radio markets with 14 or fewer stations, one entity may have an attributable interest in up to 5 stations, of which no more than 3 are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market. To apply these ownership tiers, the FCC relies on Arbitron Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist. An FCC rulemaking is pending to determine how to define radio markets for stations located outside Arbitron Metro Survey Areas.
     Newspaper-Broadcast Cross-Ownership Rule: FCC rules generally prohibit an individual or entity from having an attributable interest in a radio or television station and a daily newspaper located in the same market. In 2007, the FCC adopted a revised rule that would allow same-market newspaper/broadcast cross-ownership in certain limited circumstances. This rule is subject to a petition for reconsideration at the FCC and a pending judicial appeal.
     Radio-Television Cross-Ownership Rule: FCC rules permit the common ownership of 1 television and up to 7 same-market radio stations, or up to 2 television and 6 same-market radio stations, depending on the number of independent media voices in the market and on whether the television and radio components of the combination comply with the television and radio ownership limits, respectively.
     Alien Ownership Restrictions: The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the capital stock of a corporate licensee. Additionally, a broadcast license may not be held by any entity that is controlled, directly or indirectly, by a business entity more than one-fourth of whose capital stock is owned or voted by a foreign entity or individual. Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by a foreign entity or individual.
     Indecency Regulation: Federal law regulates the broadcast of obscene, indecent, or profane material. Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act. Broadcasters risks violating the prohibition against airing indecent or profane material because of the FCC’s broad and vague definition of such material; coupled with the spontaneity of live programming. Several judicial appeals of FCC indecency enforcement actions are currently pending, and their outcomes could affect future FCC policies in this area. Also, we have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning pending complaints alleging that programming aired on our stations contains indecent or profane language.
     Equal Employment Opportunity. The FCC’s rules require broadcasters to engage in broad recruitment efforts, keep a considerable amount of recruitment data, and report much of this data to the FCC and to the public via stations’ public files and websites. Broadcasters are subject to random audits regarding rules compliance, and could be sanctioned for noncompliance.
     Digital Radio. The FCC has established rules for the provision of digital radio broadcasting, and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. Recently, the FCC approved an increase in the maximum allowable power for digital operations, which will improve the geographic coverage of digital signals. It is still considering whether to place limitations on subscription services offered by digital radio broadcasters or whether to apply new public interest requirements to this service. We have commenced digital broadcasts on 497 of our stations, and cannot predict the impact of this service on our business.
     Other. Congress and the FCC may in the future adopt new laws, regulations and policies that could affect, directly or indirectly, the operation, profitability, and ownership of our broadcast stations. In addition to the regulations noted above, such matters include, for example: proposals to impose spectrum use or other fees on FCC licensees; legislation that would provide for the payment of performance royalties to artists and musicians whose music is played on our stations; changes to the political broadcasting rules, including the adoption of proposals to provide free air time to candidates; restrictions on the advertising of certain products such as beer and wine; technical proposals including the expansion of low power FM licensing opportunities and increased protection of low power FM stations from interference by full-power stations; and the adoption of significant new programming and operational requirements designed to increase local community-responsive programming, and enhance public interest reporting requirements.
     The foregoing is a brief summary of certain statutes, and FCC regulations, and policies and proposals thereunder. This does not comprehensively cover all current and proposed statutes, rules and policies affecting our business. Reference should be made to the Communications Act and other relevant statutes, and the FCC’s rules and its proceedings for further information concerning the nature and extent of Federal regulation of broadcast stations. Finally, several of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.
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
     Federal law, principally the Highway Beautification Act, or HBA, regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.
     To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations which regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing, and the placement and permitting of outdoor advertising structures. We are not aware of any state which has passed control statutes and regulations less restrictive than the prevailing Federal requirements, including the requirement that an owner remove any non-grandfathered non-compliant signs along the controlled roads, at the owner’s expense and without compensation. Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements. Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction challenging billboards located within their jurisdiction, and in some instances we have had to remove billboards as a result of such reviews.
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

     Other important outdoor advertising regulations include the Intermodal Surface Transportation Efficiency Act of 1991 (currently known as SAFETEA-LU), the Bonus Act/Bonus Program, the 1995 Scenic Byways Amendment and various increases or implementations of property taxes, billboard taxes and permit fees. From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising. Several state and local jurisdictions have already imposed such taxes as a percentage of our outdoor advertising revenue in that jurisdiction. While these taxes have not had a material impact on our business and financial results to date, we expect state and local governments to continue to try to impose such taxes as a way of increasing revenue.
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
     International regulations have a significant impact on the outdoor advertising industry and our business. International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.
ITEM 1A. Risk Factors
Risks Related to Our Business
We may be adversely affected by a general deterioration in economic conditions
     The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The global economic downturn resulted in a decline in advertising and marketing by our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact our revenue, profit margins, cash flow and liquidity.
     Primarily as a result of the global economic downturn, our consolidated revenue decreased $1.14 billion during 2009 compared to 2008. Revenue declined $557.5 million during 2009 compared to 2008 from our radio business associated with decreases in both local and national advertising. Our Americas outdoor revenue declined $192.1 million attributable to decreases in poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers. Our International outdoor revenue also declined $399.2 million primarily as a result of challenging advertising markets and the negative impact of foreign exchange.
     Additionally, we performed an interim impairment test in the fourth quarter of 2008, and again in the second quarter of 2009, on our indefinite-lived assets and goodwill and recorded non-cash impairment charges of $5.3 billion and $4.0 billion, respectively. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to further impairment charges in the future.
Our restructuring program may not be entirely successful
     In the fourth quarter of 2008, we commenced a restructuring program targeting a reduction in fixed costs through renegotiations of lease agreements, workforce reductions, the elimination of overlapping functions and other cost savings initiatives. The program has resulted in restructuring and other expenses, and we may incur additional costs pursuant to the restructuring program in the future. No assurance can be given that the restructuring program will achieve the anticipated cost savings in the timeframe expected or at all, or for how long any cost savings will persist. In addition, the restructuring program may be modified or terminated in response to economic conditions or otherwise.

If we need additional cash to fund our working capital, debt service, capital expenditures or other funding requirements, we may not be able to access the credit markets
     Our primary source of liquidity is cash flow from operations, which has been adversely impacted by the decline in our advertising revenues resulting from the global economic downturn. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts drawn or available under Clear Channel’s senior secured credit facilities) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. However, our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenant under Clear Channel’s financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of Clear Channel’s financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations.
Downgrades in our credit ratings and/or macroeconomic conditions may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity
     Our and Clear Channel’s current corporate ratings are “CCC+” and “Caa2” by Standard & Poor’s Ratings Services and Moody’s Investors Service, respectively, which are speculative grade ratings. These ratings have been downgraded and then upgraded at various times during the two years ended December 31, 2009. These ratings and any additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us. In addition, deteriorating economic conditions, including market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to obtain financing in the future.
Our financial performance may be adversely affected by certain variables which are not in our control
     Certain variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, or profit margins include:
•	unfavorable economic conditions, both general and relative to the radio broadcasting, outdoor advertising and all related media industries, which may cause companies to reduce their expenditures on advertising;

•	unfavorable shifts in population and other demographics which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising or listening alternatives than what we currently offer, which may lead to a loss of advertising customers or to lower advertising rates;

•	the impact of potential new royalties charged for terrestrial radio broadcasting which could materially increase our expenses;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	changes in governmental regulations and policies and actions of regulatory bodies which could restrict the advertising media which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.
We face intense competition in the broadcasting and outdoor advertising industries
     We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail, satellite radio and Internet based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
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
     Our business is also dependent upon the performance of our management team and other key employees. Although we have entered into long-term agreements with some of these individuals, we can give no assurance that all or any of our executive officers or key employees will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. In addition, any or all of our executive officers or key employees may decide to leave for a variety of personal or other reasons beyond our control. Certain members of our senior management, including Randall T. Mays, our former President and Chief Financial Officer, Herbert W. Hill, Jr., our Senior Vice President and Chief Accounting Officer, Paul J. Meyer, our former President and Chief Executive Officer of our Americas division, and Andrew Levin, our former Executive Vice President and General Counsel, have recently left the Company or changed their role within the Company. Although we have hired several new executive officers, if we are unable to hire new employees to replace our senior managers or are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
Capital requirements necessary to implement strategic initiatives could pose risks
     The purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.
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
Extensive current government regulation, and future regulation, may limit our broadcasting operations or adversely affect our business and financial results
     The Federal government extensively regulates the domestic broadcasting industry, and any changes in the current regulatory scheme could significantly affect us. Provisions of Federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congressional legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We therefore face increased costs in the form of fines for indecency violations, and cannot predict whether Congress will consider or adopt further legislation in this area.
     In addition, from time to time regulations or legislation is proposed or enacted which affects our broadcasting business. Recently, legislation has been introduced in the U.S. Congress which seeks to impose a royalty payment obligation upon all U.S. broadcasters to pay copyright owners for their sound recording rights (this would be in addition to payments already being made by broadcasters to owners of musical work rights). We cannot predict whether this or other legislation affecting our broadcasting business will be adopted. This or other legislation affecting our broadcasting could have a material impact on our operations and financial results.
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
Government regulation of outdoor advertising may restrict our outdoor advertising operations
     United States Federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by Federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures, and also permitted non-conforming structures to be rebuilt by third parties. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.
     From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Amortization is the attempted forced removal of legal but non-conforming billboards (billboards which conformed with applicable zoning regulations when built, but which do not conform to current zoning regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, recent court rulings have upheld regulations in the City of New York that may impact the number of displays we have in certain areas within the city. Although we believe that the number of our billboards that may be subject to removal based on alleged noncompliance is immaterial, from time to time we have been required to remove billboards for alleged noncompliance. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification, or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.
     A number of state and local governments have implemented or initiated legislative billboard controls, including taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. In addition, a number of jurisdictions, including the City of Los Angeles, have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of new digital billboards. While these controls have not had a material impact on our business and financial results to date, we expect states and local governments to continue these efforts. The increased imposition of these controls and our inability to overcome any such regulations could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays. In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.
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
•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	the adverse effect of currency exchange controls;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	changes in taxation structure; and

•	changes in laws or regulations or the interpretation or application of laws or regulations.
     In addition, because we own assets in foreign countries and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.
The success of our street furniture and transit products is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms
     Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from three to 20 years and have revenue share and/or fixed payment components. Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

The lack of availability of potential acquisitions at reasonable prices could harm our growth strategy
     Our strategy is to pursue strategic opportunities and to optimize our portfolio of assets. We face competition from other radio broadcasting companies and outdoor advertising companies for acquisition opportunities. The purchase price of possible acquisitions could require the incurrence of additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing at all, or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forgo that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable in economic downturns, including in the current downturn, and may limit our ability to withstand competitive pressures.
Future transactions could pose risks
     We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material. Our acquisition strategy involves numerous risks, including:
•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	to successfully manage our large portfolio of broadcasting, outdoor advertising and other properties, we may need to:
•	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and we cannot be certain that any of our recruiting efforts will succeed, and

•	expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;
•	we may enter into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies or stations.
     Additional acquisitions by us of radio stations and outdoor advertising properties may require antitrust review by Federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the United States Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”) or foreign antitrust agencies will not seek to bar us from acquiring additional radio stations or outdoor advertising properties in any market where we already have a significant position. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties and radio broadcasting assets. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international outdoor properties or radio broadcasting properties.
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

Risks Related to Ownership of Our Class A Common Stock
The market price and trading volume of our Class A common stock may be volatile
     The market price of our Class A common stock could fluctuate significantly for many reasons, including, without limitation:
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
There is no assurance that holders of our Class A common stock will ever receive cash dividends
     We have never paid cash dividends on our Class A common stock, and there is no guarantee that we will ever pay cash dividends on our Class A common stock in the future. The terms of our credit facilities restrict our ability to pay cash dividends on our Class A common stock. In addition to those restrictions, under Delaware law, we are permitted to pay cash dividends on our capital stock only out of our surplus, which in general terms means the excess of our net assets over the original aggregate par value of its stock. In the event we have no surplus, we are permitted to pay these cash dividends out of our net profits for the year in which the dividend is declared or in the immediately preceding year. Accordingly, there is no guarantee that, if we wish to pay cash dividends, we would be able to do so pursuant to Delaware law. Also, even if we are not prohibited from paying cash dividends by the terms of our debt or by law, other factors such as the need to reinvest cash back into our operations may prompt our board of directors to elect not to pay cash dividends.
We may terminate our Exchange Act reporting, if permitted by applicable law
     We are obligated by the merger agreement to use reasonable efforts to continue to be a reporting company under the Exchange Act, and to continue to file periodic reports (including annual and quarterly reports), until at least July 30, 2010. After such time, if at any time our Class A common stock is held by fewer than 300 holders of record, we will be permitted to cease to be a reporting company under the Exchange Act to the extent we are not otherwise required to continue to report pursuant to any contractual agreements, including with respect to any of our indebtedness. If we were to become a voluntary filer, the information now available to our stockholders in the annual, quarterly and other reports we currently file with the SEC would not be available to them as a matter of right.
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
     Additionally, THL and Bain are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the entities advised by or affiliated with THL or Bain may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as entities advised by or affiliated with THL and Bain directly or indirectly own a significant amount of the voting power of our capital stock, even if such amount is less than 50%, THL and Bain will continue to be able to strongly influence or effectively control our decisions.
Risks Related to Our Indebtedness
We have a large amount of indebtedness
     We currently use a significant portion of our cash flow from operations for debt service. Our exposure to floating rate indebtedness could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses due to various factors including a decline in general economic conditions. Our debt obligations could increase substantially because of acquisitions and other transactions that may be approved by our Board as well as the indebtedness of companies that we may acquire in the future.
     Such a large amount of indebtedness could have negative consequences for us, including, without limitation:
•	dedicating a substantial portion of our cash flow to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•	limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing economic, business and competitive conditions;

•	requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;

•	limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing in any downturn in our operating performance or decline in general economic conditions;

•	making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	making us more susceptible to changes in credit ratings which could impact our ability to obtain financing in the future and increase the cost of such financing.
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
The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business
     Clear Channel’s material financing agreements, including its credit agreements, bond indentures and subsidiary senior notes, contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, incur or guarantee additional indebtedness, incur or permit liens, merge or consolidate with or into, another company, sell assets, pay dividends and other payments in respect to our capital stock, including to redeem or repurchase our capital stock, prepay or amend certain junior indebtedness, make certain acquisitions and investments and enter into transactions with affiliates.
Our failure to comply with the covenants in Clear Channel’s material financing agreements could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions
     In addition to covenants contained in Clear Channel’s material financing agreements, including the subsidiary senior notes, that impose restrictions on our business and operations, Clear Channel’s senior secured credit facilities include a maximum consolidated senior secured net debt to adjusted EBITDA limitation. Our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements, including the subsidiary senior notes, would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility (including certain deposit accounts). In addition, a default or acceleration under any of Clear Channel’s material financing agreements, including the subsidiary senior notes, could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100 million dollars.
Cautionary Statement Concerning Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including without limitation, our future operating and financial performance and availability of capital resources and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
     A wide range of factors could materially affect future developments and performance, including:
•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	risks associated with the global economic crisis and its impact on capital markets and liquidity;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	the impact of the global economic downturn, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	our restructuring program may not be entirely successful;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets and borrowed indebtedness; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission.
     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B. Unresolved Staff Comments
None.
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
     With respect to each of the Americas and International Outdoor Advertising segments, we primarily lease our outdoor display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our leases generally range from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options.
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
     As noted above, as of December 31, 2009, we owned 894 radio stations and owned or leased approximately 834,000 outdoor advertising display faces in various markets throughout the world. Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
ITEM 3. Legal Proceedings
     We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed beginning in May 2006 by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On February 20, 2008, defendants filed a Motion for Reconsideration of the Class Certification Order, which is still pending. Plaintiffs filed a Motion for Approval of the Class Notice Plan on September 25, 2009, but the Court denied the Motion as premature and ordered the entire case stayed until the 9th Circuit issues its en banc opinion in Dukes v. Wal-Mart, 509 F.3d 1168 (9th Cir. 2007), a case that may change the standard for granting class certification in the 9th Circuit. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the Agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.

Executive Officers of the Registrant
     The following information with respect to our executive officers is presented as of March 10, 2010:

Name	Age	Position
Mark P. Mays	46	Chairman of the Board, President, Chief Executive Officer and Director
Thomas W. Casey	47	Chief Financial Officer
Robert H. Walls, Jr.	49	Executive Vice President, General Counsel and Secretary
Herbert W. Hill, Jr.	51	Senior Vice President/Chief Accounting Officer and Assistant Secretary
John Hogan	53	Senior Vice President — CC Media Holdings, Inc.
     The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders. We expect to retain the individuals named above as our executive officers at such Board of Directors meeting.
     Mr. M. Mays was appointed Chief Executive Officer and a director of the Company on July 30, 2008. Mr. M. Mays was Clear Channel’s President and Chief Operating Officer from February 1997 until his appointment as President and Chief Executive Officer in October 2004. He relinquished his duties as President in February 2006 until he was reappointed President in January 2010. He has been one of Clear Channel’s directors since May 1998. Mr. M. Mays is the son of L. Lowry Mays, our Chairman Emeritus and the brother of Randall T. Mays, our Vice Chairman.
     Mr. Casey was appointed Chief Financial Officer effective as of January 4, 2010. Previously, Mr. Casey served as Executive Vice President and Chief Financial Officer of Washington Mutual Inc. until October 2008. Prior thereto, Mr. Casey served as Vice President of General Electric Company and Senior Vice President and Chief Financial Officer of GE Financial Assurance since 1999.
     Mr. Walls was appointed Executive Vice President, General Counsel and Secretary on January 1, 2010. Previously, Mr. Walls served as Managing Director and was a founding partner of Post Oak Energy Capital LP through December 31, 2009. Prior thereto, Mr. Walls was Executive Vice President and General Counsel at Enron Corp., and a member of its Chief Executive Office since 2002. Prior thereto, he was Executive Vice President and General Counsel at Enron Global Assets and Services, Inc. and Deputy General Counsel at Enron Corp.
     Mr. Hill was appointed Senior Vice President/Chief Accounting Officer and Assistant Secretary on July 30, 2008. Mr. Hill was appointed Senior Vice President and Chief Accounting Officer of Clear Channel in February 1997. Mr. Hill’s service as Senior Vice President, Chief Accounting Officer and Assistant Secretary of the Company will end effective March 31, 2010. Following March 31, 2010, Mr. Hill has agreed to continue with the Company as Director of Special Accounting and Information Systems Operations for an additional year.
     Mr. Hogan was appointed a Senior Vice President of the Company on July 30, 2008. He was appointed President/Chief Executive Officer — Clear Channel Broadcasting, Inc., our indirect subsidiary, in August 2002. Prior thereto Mr. Hogan served as Chief Operating Officer of Clear Channel Broadcasting, Inc. from June 2002 and Senior Vice President of Clear Channel Broadcasting, Inc. for the balance of the relevant period.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Class A common shares are quoted for trading on the OTC Bulletin Board under the symbol “CCMO”. There were 385 shareholders of record as of March 10, 2010. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following quotations obtained from the OTC Bulletin Board reflect the high and low bid prices for our Class A common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock Market Price
	High	Low
2009
First Quarter.	$2.45	$0.51
Second Quarter	2.45	0.65
Third Quarter.	1.75	0.75
Fourth Quarter	4.00	1.11

	Common Stock Market Price
	High	Low
2008
Third Quarter	$18.95	$7.75
Fourth Quarter	13.25	1.15
     There is no established public trading market for our Class B and Class C common stock. There were 555,556 Class B common shares and 58,967,502 Class C common shares outstanding on March 10, 2010. All of our outstanding shares of Class B common stock are held by Clear Channel Capital IV, LLC and all of our outstanding shares of Class C common stock are held by Clear Channel Capital V, L.P.
Dividend Policy
     The Company currently does not intend to pay regular quarterly cash dividends on the shares of its common stock. The Company has not declared any dividend on its common stock since its incorporation. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects the Company’s ability to pay dividends.
Equity Compensation Plan
     The following table summarizes information as of December 31, 2009, relating to the Company’s equity compensation plan pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon		compensation plans
	exercise price of	Weighted-average	(excluding
	outstanding	exercise price of	securities
	options, warrants	outstanding	reflected in column
	and rights	warrants and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,791,922	$31.29	5,307,985
Equity compensation plans not approved by security holders (1)	—	—	—
Total (2)	6,791,922	$31.29	5,307,985

(1)	Represents the Clear Channel 2008 Executive Incentive Plan.

(2)	Does not include option to purchase an aggregate of 745,621 shares, at a weighted average exercise price of $5.42, granted under plans assumed in connection with acquisition transactions. No additional options may be granted under these assumed plans.
Sales of Unregistered Securities
     We did not sell any equity securities during 2009 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities
     We did not purchase any shares of our Class A common stock during the fourth quarter of 2009.

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
     We adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, codified in ASC 810-10-45 on January 1, 2009. Adoption of this standard requires retrospective application in the financial statements of earlier periods on January 1, 2009. In connection with our subsidiary’s offering of $500.0 million aggregate principal amount of Series A Senior Notes and $2.0 billion aggregate principal amount of Series B Senior Notes, we filed a Form 8-K on December 11, 2009 to retrospectively recast the historical financial statements and certain disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the adoption of ASC 810-10-45.
     The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The statement of operations for the year ended December 31, 2008 is comprised of two periods: post-merger and pre-merger. We applied purchase accounting adjustments to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008. For additional discussion regarding the pre-merger and post-merger periods, please refer to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2009	2008	2007 (1)	2006 (2)	2005
(In thousands)	Post-Merger	Combined	Pre-Merger	Pre-Merger	Pre-Merger
Results of Operations Information:
Revenue	$5,551,909	$6,688,683	$6,921,202	$6,567,790	$6,126,553
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,583,263	2,904,444	2,733,004	2,532,444	2,351,614
Selling, general and administrative expenses (excludes depreciation and amortization)	1,466,593	1,829,246	1,761,939	1,708,957	1,651,195
Depreciation and amortization	765,474	696,830	566,627	600,294	593,477
Corporate expenses (excludes depreciation and amortization)	253,964	227,945	181,504	196,319	167,088
Merger expenses	—	155,769	6,762	7,633	—
Impairment charges (3)	4,118,924	5,268,858	—	—	—
Other operating income (expense) — net	(50,837)	28,032	14,113	71,571	49,656

Operating income (loss)	(3,687,146)	(4,366,377)	1,685,479	1,593,714	1,412,835
Interest expense	1,500,866	928,978	451,870	484,063	443,442
Gain (loss) on marketable securities	(13,371)	(82,290)	6,742	2,306	(702)
Equity in earnings (loss) of nonconsolidated affiliates	(20,689)	100,019	35,176	37,845	38,338
Other income (expense) — net	679,716	126,393	5,326	(8,593)	11,016

Income (loss) before income taxes and discontinued operations	(4,542,356)	(5,151,233)	1,280,853	1,141,209	1,018,045
Income tax benefit (expense)	493,320	524,040	(441,148)	(470,443)	(403,047)

Income (loss) before discontinued operations	(4,049,036)	(4,627,193)	839,705	670,766	614,998
Income from discontinued operations, net (4)	—	638,391	145,833	52,678	338,511

Consolidated net income (loss)	(4,049,036)	(3,988,802)	$985,538	$723,444	$953,509
Amount attributable to noncontrolling interest	(14,950)	16,671	47,031	31,927	17,847

Net income (loss) attributable to the Company	$(4,034,086)	$(4,005,473)	$938,507	$691,517	$935,662

	Post-Merger		Pre-Merger
		For the Five	For the Seven
	Year Ended	Months Ended	Months Ended	For the Years
	December 31,	December 31,	July 30,	Ended December 31,
	2009	2008	2008	2007 (1)	2006 (2)	2005
Net income (loss) per common share:
Basic:
Income (loss) attributable to the Company before discontinued operations	$(49.71)	$(62.04)	$.80	$1.59	$1.27	$1.09
Discontinued operations	—	(.02)	1.29	.30	.11	.62

Net income (loss) attributable to the Company	$(49.71)	$(62.06)	$2.09	$1.89	$1.38	$1.71

Diluted:
Income (loss) attributable to the Company before discontinued operations	$(49.71)	$(62.04)	$.80	$1.59	$1.27	$1.09
Discontinued operations	—	(.02)	1.29	.29	.11	.62

Net income (loss) attributable to the Company	$(49.71)	$(62.06)	$2.09	$1.88	$1.38	$1.71

Dividends declared per share	—	$—	$—	$.75	$.75	$.69

	As of December 31,
	2009	2008	2007 (1)	2006 (2)	2005
(In thousands)	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger	Pre-Merger
Balance Sheet Data:
Current assets	$3,658,845	$2,066,555	$2,294,583	$2,205,730	$2,398,294
Property, plant and equipment — net, including discontinued operations (5)	3,332,393	3,548,159	3,215,088	3,236,210	3,255,649
Total assets	18,047,101	21,125,463	18,805,528	18,886,455	18,718,571
Current liabilities	1,544,136	1,845,946	2,813,277	1,663,846	2,107,313
Long-term debt, net of current maturities	20,303,126	18,940,697	5,214,988	7,326,700	6,155,363
Shareholders’ equity (deficit)	(6,844,738)	(2,916,231)	9,233,851	8,391,733	9,116,824

(1)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, codified in ASC 740-10. In accordance with the provisions of ASC 740-10, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption. The adoption of ASC 740-10 resulted in a decrease of $0.2 million to the January 1, 2007 balance of “Retained deficit”, an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $123.0 million in “Deferred income taxes”.

(2)	Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, codified in ASC 718-10. In accordance with the provisions of ASC 718-10, the Company elected to adopt the standard using the modified prospective method.

(3)	We recorded non-cash impairment charges of $4.1 billion in 2009 and $5.3 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses, as discussed more fully in Item 7.

(4)	Includes the results of operations of our live entertainment and sports representation businesses, which we spun-off on December 21, 2005, our television business, which we sold on March 14, 2008, and certain of our non-core radio stations.

(5)	Excludes the property, plant and equipment — net of our live entertainment and sports representation businesses, which we spun-off on December 21, 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consummation of Merger
     We were formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of Clear Channel Communications, Inc., (“Clear Channel”). The acquisition was completed pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008. As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain of our principals that were rolled over and exchanged for shares of our Class A common stock, was either exchanged for (i) $36.00 in cash consideration or (ii) one share of our Class A common stock.
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
     During the first seven months of 2009, we decreased the initial fair value estimate of our permits, contracts, site leases and other assets and liabilities primarily in our Americas segment by $116.1 million based on additional information received, which resulted in an increase to goodwill of $71.7 million and a decrease to deferred taxes of $44.4 million. During the third quarter of 2009, we adjusted deferred taxes by $44.3 million to true-up our tax rates in certain jurisdictions that were estimated in the initial purchase price allocation. Also, during the third quarter of 2009, we recorded a $45.0 million increase to goodwill in our International outdoor segment related to the fair value of certain noncontrolling interests which existed at the merger date, with no related tax effect. This noncontrolling interest was recorded pursuant to ASC 480-10-S99 which determines the classification of redeemable noncontrolling interests. We subsequently determined that the increase in goodwill related to these noncontrolling interests should have been included in the impairment charge resulting from the December 31, 2008 interim goodwill impairment test. As a result, during the fourth quarter of 2009, we impaired this entire goodwill amount, which after considering the effects of foreign exchange movements, was $41.4 million.
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
Format of Presentation
     Our consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The year ended December 31, 2009 and the period from July 31 through December 31, 2008 reflect our post-merger period. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of ours and our business became that of Clear Channel and its subsidiaries.

•	The period from January 1 through July 30, 2008 and the year ended December 31, 2007 reflect the pre-merger period of Clear Channel. Prior to the consummation of our acquisition of Clear Channel, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
     The discussion in this MD&A is presented on a combined basis of the pre-merger and post-merger periods for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2009 and 2007.
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which includes our national syndication business, Americas Outdoor Advertising (“Americas” or “Americas outdoor advertising”), and International Outdoor Advertising (“International” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Impairment charge, Other operating income (expense) — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) — net, Income tax benefit (expense) and Income (loss) from discontinued operations, net are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Cash Flow and Liquidity
     Our primary source of liquidity is cash on hand as well as cash flow from operations. We have a large amount of indebtedness, and a substantial portion of our operating income and cash flow are used to service debt. At December 31, 2009, we had $1.9 billion of cash on our balance sheet, with $609.4 million held by our subsidiary, Clear Channel Outdoor Holdings, Inc., and its subsidiaries. We have debt maturities totaling $403.2 million and $873.0 million in 2010 and 2011, respectively. Based on our current operations and anticipated levels of operations and conditions in our markets, we believe that cash on hand as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.
     Our ability to fund our working capital needs, debt service and other obligations depends on our future operating performance and cash flow. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.
Impairment Charges
     Impairments to Definite-lived Tangible and Intangible Assets
     We review our definite-lived tangible and intangible assets for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
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
     During fourth quarter of 2009, we recorded impairments of $28.8 million primarily related to contract intangible assets and street furniture tangible assets in our International segment and $11.3 million related to corporate assets based on the provisions of ASC 360-10. ASC 360-10 states that long-lived assets should be tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The decline in our contract intangible assets was primarily driven by a decline in cash flow projections from these contracts. The remaining balance of the contract intangible assets, for the contracts that were impaired, and the remaining balance of the corporate assets after impairment was $4.4 million and $20.2 million, respectively.
     During the second quarter of 2009, we recorded a $21.3 million impairment to taxi contract intangible assets in our Americas segment and a $26.2 million impairment primarily related to street furniture tangible assets and contract intangible assets in our International segment under ASC 360-10. We determined fair values using a discounted cash flow model. The decline in fair value of the contracts was primarily driven by a decline in the revenue projections since the date of the merger. The decline in revenue related to taxi contract intangible assets and street furniture and billboard contract intangible assets was in the range of 10% to 15%. The balance of these taxi contract intangible assets and street furniture and billboard contract intangible assets after the impairment charges, for the contracts that were impaired, was $3.3 million and $16.0 million, respectively. We subsequently sold our taxi advertising business in the fourth quarter of 2009 and recorded a loss of $20.9 million.

     Interim Impairments to FCC Licenses
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
     The United States and global economies have undergone an economic downturn, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our FCC licenses since the merger. Therefore, we performed an interim impairment test on our FCC licenses as of December 31, 2008, which resulted in a non-cash impairment charge of $936.2 million.
     The industry cash flows forecast by BIA Financial Network, Inc. (“BIA”) during the first six months of 2009 were below the BIA forecast used in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed another interim impairment test as of June 30, 2009 on our FCC licenses resulting in an additional non-cash impairment charge of $590.3 million.
     Our impairment tests consisted of a comparison of the fair value of the FCC licenses at the market level with their carrying amount. If the carrying amount of the FCC license exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the FCC license is its new accounting basis. The fair value of the FCC licenses was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by ASC 350-30-35. We engaged Mesirow Financial Consulting LLC (“Mesirow Financial”), a third-party valuation firm, to assist us in the development of the assumptions and our determination of the fair value of our FCC licenses.
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
     Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets.
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
     The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market share and profit margin. Management believes that a three-year build-up period is required for a start-up operation to obtain the necessary infrastructure and obtain advertisers. It is estimated that a start-up operation would gradually obtain a mature market revenue share in three years. BIA forecasted industry revenue growth of 1.9% and negative 1.8%, respectively, during the build-up period used in the December 31, 2008 and June 30, 2009 impairment tests. The cost structure is expected to reach the normalized level over three years due to the time required to establish operations and recognize the synergies and cost savings associated with the ownership of the FCC licenses within the market.

     The estimated operating margin in the first year of operations was assumed to be 12.5% based on observable market data for an independent start-up radio station for both the December 31, 2008 and June 30, 2009 impairment tests. The estimated operating margin in the second year of operations was assumed to be the mid-point of the first-year operating margin and the normalized operating margin. The normalized operating margin in the third year was assumed to be the industry average margin of 30% and 29% based on an analysis of comparable companies for the December 31, 2008 and June 30, 2009 impairment tests, respectively. The first and second-year expenses include the non-operating start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
     In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 2% beyond the discrete build-up projection period for both the December 31, 2008 and June 30, 2009 impairment tests. The residual cash flow was then capitalized to arrive at the terminal value.
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
     Our concluded discount rate used in the discounted cash flow models to determine the fair value of the licenses was 10% for our 13 largest markets and 10.5% for all of our other markets in both the December 31, 2008 and June 30, 2009 impairment models. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the licenses. The initial capital investment represents the fixed assets needed to operate the radio station.
     The discount rate used in the December 31, 2008 impairment model increased 150 basis points compared to the discount rate used in the preliminary purchase price allocation as of July 30, 2008 which resulted in a decline in the fair value of our licenses. As a result, we recognized a non-cash impairment charge in approximately one-quarter of our markets, which totaled $936.2 million. The fair value of our FCC licenses was $3.0 billion at December 31, 2008.
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
     Based on this analysis, the stick values were estimated to be the minimum value of a radio license within each market. This value was considered to be the fair value of the license for those markets where the present value of the cash flows and terminal value did not exceed the estimated stick value. Approximately 17% and 23% of the fair value of our FCC licenses at December 31, 2008 and June 30, 2009, respectively, was determined using the stick method.
     The following table shows the increase to the FCC license impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reductions in fair value existed at the time of our impairment testing:

(In thousands)	June 30, 2009	December 31, 2008
Percent change in fair value	Change to impairment	Change to impairment
5%	$118,877	$151,008
10%	$239,536	$302,016
15%	$360,279	$453,025
     Annual Impairment Test to FCC Licenses
     We perform our annual impairment test on October 1 of each year. We engaged Mesirow Financial, a third-party valuation firm, to assist us in the development of the assumptions and our determination of the fair value of our FCC licenses. The aggregate fair value of our FCC licenses on October 1, 2009 increased approximately 11% from the fair value at June 30, 2009. The increase in fair value resulted primarily from an increase of $120.4 million related to improved revenue forecasts and an increase of $195.9 million related to a decline in the discount rate of 50 basis points. We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the radio broadcasting industry. These market driven changes were responsible for the decline in the calculated discount rate.
     As a result of the increase in the fair value of our FCC licenses, no impairment was recorded at October 1, 2009. The fair value of our FCC licenses at October 1, 2009 was approximately $2.7 billion.
     While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our FCC licenses, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the decline in the fair value of our FCC licenses that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rate
FCC licenses	$275,410	$117,410	$378,300
     Interim Impairments to Billboard Permits
     Our billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically specify the locations at which we are allowed to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in our International segment are subject to long-term, finite contracts unlike our permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in our International segment.
     The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our billboard permits since the merger. Therefore, we performed an interim impairment test on our billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million.
     Our cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our billboard permits resulting in a non-cash impairment charge of $345.4 million.
     Our impairment tests consisted of a comparison of the fair value of the billboard permits at the market level with their carrying amount. If the carrying amount of the billboard permit exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the billboard permit is its new accounting basis. The fair value of the billboard permits was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the billboard permits was calculated at the market level as prescribed by ASC 350-30-35. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our billboard permits.
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
     Management uses its internal forecasts to estimate industry normalized information as it believes these forecasts are similar to what a market participant would expect to generate. This is due to the pricing structure and demand for outdoor signage in a market being relatively constant regardless of the owner of the operation. Management also relied on its internal forecasts because there is little public data available for each of its markets.
     The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order to achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 9% and negative 16% during the build-up period for the December 31, 2008 and June 30, 2009 interim impairment tests, respectively. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.
     For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of 46% and 45% based on an analysis of comparable companies in the December 31, 2008 and June 30, 2009 impairment models, respectively. For the first and second year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin for both the December 31, 2008 and June 30, 2009 impairment models. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
     In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period in both the December 31, 2008 and June 30, 2009 impairment models. The residual cash flow was then capitalized to arrive at the terminal value.
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
     Our concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 9.5% at December 31, 2008 and 10% at June 30, 2009. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the expenditures required to erect the necessary advertising structures.
     The discount rate used in the December 31, 2008 impairment model increased approximately 100 basis points over the discount rate used to value the permits in the preliminary purchase price allocation as of July 30, 2008. Industry revenue forecasts declined 10% through 2013 compared to the forecasts used in the preliminary purchase price allocation as of July 30, 2008. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, we recognized a non-cash impairment charge which totaled $722.6 million. The fair value of our permits was $1.5 billion at December 31, 2008.
     The discount rate used in the June 30, 2009 impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, we recognized a non-cash impairment charge in all but five of our markets in the United States and Canada, which totaled $345.4 million. The fair value of our permits was $1.1 billion at June 30, 2009.
     The following table shows the increase to the billboard permit impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reductions in fair value existed at the time of our impairment testing:

(In thousands)	June 30, 2009	December 31, 2008
Percent change in fair value	Change to impairment	Change to impairment
5%	$55,776	$80,798
10%	$111,782	$156,785
15%	$167,852	$232,820
     Annual Impairment Test to Billboard Permits
     We perform our annual impairment test on October 1 of each year. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our billboard permits. The aggregate fair value of our permits on October 1, 2009 increased approximately 8% from the fair value at June 30, 2009. The increase in fair value resulted primarily from an increase of $57.7 million related to improved industry revenue forecasts. The discount rate was unchanged from the June 30, 2009 interim impairment analysis. We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the outdoor advertising industry.
     The fair value of our permits at October 1, 2009 was approximately $1.2 billion.
     While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the decline in the fair value of our billboard permits that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rate
Billboard permits	$405,900	$102,500	$428,100

     Interim Impairments to Goodwill
     We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow model used to value our reporting units since the merger. Therefore, we performed an interim impairment test resulting in a non-cash impairment charge of $3.6 billion as of December 31, 2008.
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
     Our goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units.
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
     The discounted cash flow model indicated that we failed the first step of the impairment test for substantially all reporting units as of December 31, 2008 and June 30, 2009, which required us to compare the implied fair value of each reporting unit’s goodwill with its carrying value.
     The discounted cash flow approach we use for valuing our reporting units involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.
     We forecasted revenue, expenses, and cash flows over a ten-year period for each of our reporting units. In projecting future cash flows, we consider a variety of factors including our historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as company-specific information. Historically, revenues in our industries have been highly correlated to economic cycles. Based on these considerations, our assumed 2008 and 2009 revenue growth rates used in the December 31, 2008 and June 30, 2009 impairment models were negative followed by assumed revenue growth with an anticipated economic recovery in 2009 and 2010, respectively. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.
     We calculated the weighted average cost of capital (“WACC”) as of December 31, 2008 and June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of our reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio and outdoor advertising industry. Our calculation of the WACC considered both current industry WACCs and historical trends in the industry.
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
     In line with advertising industry trends, our operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, we included company-specific risk premiums for each of our reporting units in the estimated WACC. Based on this analysis, as of December 31, 2008, company-specific risk premiums of 100 basis points, 300 basis points and 300 basis points were included for our Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 12.5% for each of our reporting units in the Radio, Americas and International segments, respectively. As of June 30, 2009, company-specific risk premiums of 100 basis points, 250 basis points and 350 basis points were included for our Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 13.5% for each of our reporting units in the Radio, Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.
     The discount rate utilized in the valuation of the FCC licenses and outdoor permits as of December 31, 2008 and June 30, 2009 excludes the company-specific risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the licenses and billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the licenses and permits are derived from utilizing industry “normalized” information for the existing portfolio of licenses and permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, our cash flow projections for the overall reporting unit are based on our internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing license and permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-FCC license and non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.
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
     The three variations of the market approach indicated that the fair value determined by our discounted cash flow model was within a reasonable range of outcomes as of December 31, 2008 and June 30, 2009.

     Our revenue forecasts for 2009 declined 18%, 21% and 29% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the July 30, 2008 preliminary purchase price allocation primarily as a result of our revenues realized for the year ended December 31, 2008. These market driven changes were primarily responsible for the decline in fair value of our reporting units below their carrying value. As a result, we recognized a non-cash impairment charge to reduce our goodwill of $3.6 billion at December 31, 2008.
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
     The following table shows the increase to the goodwill impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reduction in fair value existed at the time of our impairment testing:

	June 30, 2009			December 31, 2008
(In thousands)	Change to impairment			Change to impairment
Reportable segment	5%	10%	15%	5%	10%	15%
Radio Broadcasting	$353,000	$706,000	$1,059,000	$460,007	$920,007	$1,380,007
Americas Outdoor	$164,950	$329,465	$493,915	$166,303	$341,303	$516,303
International Outdoor	$7,207	$18,452	$33,774	$6,761	$14,966	$24,830
     Annual Impairment Test to Goodwill
     We perform our annual impairment test on October 1 of each year. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units. The fair value of our reporting units on October 1, 2009 increased from the fair value at June 30, 2009. The increase in fair value of our radio reporting unit was primarily the result of a 50 basis point decline in the WACC as well as a 130 basis point increase in the long-term operating margin. The increase in fair value of our Americas reporting unit was primarily the result of a 150 basis point decline in the WACC. Application of the market approach described above supported lowering the company-specific risk premium used in the discounted cash flow model to fair value the Americas reporting unit. The increase in the aggregate fair value of the reporting units in our International outdoor segment was primarily the result of an improvement in the long-term revenue forecasts. A certain reporting unit in our International outdoor segment recognized a $41.4 million impairment to goodwill related to the fair value adjustments of certain noncontrolling interests recorded in the merger pursuant to ASC 480-10-S99.
     While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reportable segments that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Reportable segment	Revenue growth rate	Profit margin	Discount rates
Radio Broadcasting	$770,000	$210,000	$700,000
Americas Outdoor	$480,000	$110,000	$430,000
International Outdoor	$180,000	$150,000	$160,000

     A rollforward of our goodwill balance from July 30, 2008 through December 31, 2009 by reporting unit is as follows:

	Balances as						Balances as of
	of			Foreign			December 31,
(In thousands)	July 30, 2008	Acquisitions	Dispositions	Currency	Impairment	Adjustments	2008
United States Radio Markets	$6,691,260	$3,486	$—	$—	$(1,115,033)	$(523)	$5,579,190
United States Outdoor Markets	3,121,645	—	—	—	(2,296,915)	—	824,730
France	122,865	—	—	(14,747)	(23,620)	—	84,498
Switzerland	57,664	—	—	(977)	—	198	56,885
Australia	40,520	—	—	(11,813)	—	(529)	28,178
Belgium	37,982	—	—	(4,549)	(7,505)	—	25,928
Sweden	31,794	—	—	(8,118)	—	—	23,676
Norway	26,434	—	—	(7,626)	—	—	18,808
Ireland	16,224	—	—	(1,939)	—	—	14,285
United Kingdom	32,336	—	—	(10,162)	(22,174)	—	—
Italy	23,649	—	(542)	(2,808)	(20,521)	222	—
China	31,187	—	—	234	(31,421)	—	—
Spain	21,139	—	—	(2,537)	(18,602)	—	—
Turkey	17,896	—	—	—	(17,896)	—	—
Finland	13,641	—	—	(1,637)	(12,004)	—	—
Americas Outdoor — Canada	35,390	—	—	(5,783)	(24,687)	—	4,920
All Others — Americas	86,770	—	—	(23,822)	—	—	62,948
All Others — International Outdoor	54,265	—	—	3,160	(19,692)	(2,448)	35,285
Other	331,290	—	—	—	—	—	331,290

	$10,793,951	$3,486	$(542)	$(93,124)	$(3,610,070)	$(3,080)	$7,090,621

	Balances as of						Balances as of
(In thousands)	December 31, 2008	Acquisitions	Dispositions	Foreign Currency	Impairment	Adjustments	December 31, 2009
United States Radio Markets	$5,579,190	$4,518	$(62,410)	$—	$(2,420,897)	$46,468	$3,146,869
United States Outdoor Markets	824,730	2,250	—	—	(324,892)	69,844	571,932
Switzerland	56,885	—	—	1,276	(7,827)	—	50,334
Ireland	14,285	—	—	223	(12,591)	—	1,917
Baltics	10,629	—	—	—	(10,629)	—	—
Americas Outdoor — Mexico	8,729	—	—	7,440	(10,085)	(442)	5,642
Americas Outdoor — Chile	3,964	—	—	4,417	(8,381)	—	—
Americas Outdoor — Peru	45,284	—	—	—	(37,609)	—	7,675
Americas Outdoor — Brazil	4,971	—	—	4,436	(9,407)	—	—
Americas Outdoor — Canada	4,920	—	—	—	—	(4,920)	—
All Others — International Outdoor	205,744	110	—	15,913	(42,717)	45,042	224,092
Other	331,290	—	(2,276)	—	(211,988)	(482)	116,544

	$7,090,621	$6,878	$(64,686)	$33,705	$(3,097,023)	$155,510	$4,125,005

Restructuring Program
     In 2008 and continuing into 2009, the global economic downturn adversely affected advertising revenues across our businesses. In the fourth quarter of 2008, we initiated an ongoing, company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook. As of December 31, 2009, we had incurred a total of $260.3 million of costs in conjunction with this restructuring program. We estimate the benefit of the restructuring program was an approximate $441.3 million aggregate reduction to fixed operating and corporate expenses in 2009 and that the benefit of these initiatives will be fully realized by 2011.
     No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
     The following table shows the expenses related to our restructuring program recognized as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses for the year ended December 31, 2009 and 2008, respectively:

	Post-Merger	Combined
	Year Ended	Year Ended
	December 31,	December 31,
(In thousands)	2009	2008
Direct operating expenses	$89,604	$31,704
SG&A expenses	39,193	57,909
Corporate expenses	35,612	6,288

Total	$164,409	$95,901

Sale of Non-core Radio Stations
     Clear Channel’s sale of non-core radio stations was substantially complete in the first half of 2008. We determined that each radio station market in Clear Channel’s non-core radio station sales represents a disposal group consistent with the provisions of ASC 360-10. Consistent with the provisions of ASC 360-10, Clear Channel classified these assets sales as discontinued operations. Additionally, net income and cash flow from these non-core radio station sales were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for all of 2007.
Sale of the Television Business
     On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, Clear Channel recorded a gain of $662.9 million as a component of “Income (loss) from discontinued operations, net” in our consolidated statement of operations during 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for all of 2007.
Radio Broadcasting
     Our radio business has been adversely impacted and may continue to be adversely impacted by the recession in the United States. The weak economy in the United States has, among other things, adversely affected our clients’ need for advertising and marketing services thereby reducing demand for, and prices for, our advertising spots. Continued weak demand for these services could materially affect our business, financial condition and results of operations.
     Our revenue is derived from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically highest priced. Management monitors yield per available minute in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

     Management monitors macro level indicators to assess our radio operations’ performance. Due to the geographic diversity and autonomy of our markets, we have a multitude of market specific advertising rates and audience demographics. Therefore, management reviews average unit rates across each of our stations.
     Management looks at our radio operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio station’s sales staff while national advertising is sold, for the most part, through our national representation firm. Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately, because these revenue streams have different sales forces and respond differently to changes in the economic environment. We periodically review and refine our selling structures in all markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.
     Management also looks at radio revenue by market size. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of radio advertising revenues in markets where such information is available, as well as our share of target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and retaining listeners.
     A portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as commissions and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. Lastly, we incur discretionary costs in our marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share.
Americas and International Outdoor Advertising
     Our outdoor advertising business has been, and may continue to be, adversely impacted by the difficult economic conditions currently present in the United States and other countries in which we operate. The recession has, among other things, adversely affected our clients’ need for advertising and marketing services, resulted in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels, and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.
     Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.
     Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, primarily the Euro area, the United Kingdom and China, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
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
THE COMPARISON OF YEAR ENDED DECEMBER 31, 2009 TO YEAR ENDED DECEMBER 31, 2008 IS AS FOLLOWS:

		Period from	Period from
		July 31	January 1
	Year ended	through	through	Year ended
	December	December	July 30,	December 31,
	31, 2009	31, 2008	2008	2008	%
(In thousands)	Post-Merger	Post-Merger	Pre-Merger	Combined	Change
Revenue	$5,551,909	$2,736,941	$3,951,742	$6,688,683	(17%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,583,263	1,198,345	1,706,099	2,904,444	(11%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,466,593	806,787	1,022,459	1,829,246	(20%)
Depreciation and amortization	765,474	348,041	348,789	696,830	10%
Corporate expenses (excludes depreciation and amortization)	253,964	102,276	125,669	227,945	11%
Merger expenses	—	68,085	87,684	155,769
Impairment charges	4,118,924	5,268,858	—	5,268,858
Other operating income (expense) — net	(50,837)	13,205	14,827	28,032

Operating income (loss)	(3,687,146)	(5,042,246)	675,869	(4,366,377)
Interest expense	1,500,866	715,768	213,210	928,978
Gain (loss) on marketable securities	(13,371)	(116,552)	34,262	(82,290)
Equity in earnings (loss) of nonconsolidated affiliates	(20,689)	5,804	94,215	100,019
Other income (expense) — net	679,716	131,505	(5,112)	126,393

Income (loss) before income taxes and discontinued operations	(4,542,356)	(5,737,257)	586,024	(5,151,233)
Income tax benefit (expense):
Current	76,129	76,729	(27,280)	49,449
Deferred	417,191	619,894	(145,303)	474,591

Income tax benefit (expense)	493,320	696,623	(172,583)	524,040

Income (loss) before discontinued operations	(4,049,036)	(5,040,634)	413,441	(4,627,193)
Income (loss) from discontinued operations, net	—	(1,845)	640,236	638,391

Consolidated net income (loss)	(4,049,036)	(5,042,479)	1,053,677	(3,988,802)
Amount attributable to noncontrolling interest	(14,950)	(481)	17,152	16,671

Net income (loss) attributable to the Company	$(4,034,086)	$(5,041,998)	$1,036,525	$(4,005,473)

Consolidated Results of Operations
Revenue
     Our consolidated revenue decreased $1.14 billion during 2009 compared to 2008. Revenue declined $557.5 million during 2009 compared to 2008 from our radio business associated with decreases in both local and national advertising. Our Americas outdoor revenue also declined approximately $192.1 million attributable to decreases in bulletin, poster and airport revenues associated with cancellations and non-renewals from larger national advertisers. Our International revenue declined approximately $399.2 million primarily as a result of challenging advertising climates in our markets and approximately $118.5 million from movements in foreign exchange.
Direct Operating Expenses
     Our consolidated direct operating expenses decreased approximately $321.2 million during 2009 compared to 2008. Our international outdoor business contributed $217.6 million of the overall decrease primarily from a decrease in site-lease expenses from lower revenue and cost savings from the restructuring program and $85.6 million related to movements in foreign exchange. Our Americas outdoor direct operating expenses decreased $39.4 million driven by decreased site-lease expenses from lower revenue and cost savings from the restructuring program. Our radio broadcasting direct operating expenses decreased approximately $77.5 million primarily related to decreased compensation expense associated with cost savings from the restructuring program.
SG&A Expenses
     Our SG&A expenses decreased approximately $362.7 million during 2009 compared to 2008. SG&A expenses in our radio business decreased approximately $249.1 million primarily from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our international outdoor SG&A expenses decreased approximately $71.3 million primarily attributable to $23.7 million from movements in foreign exchange and an overall decline in compensation and administrative expenses. Our Americas outdoor SG&A expenses decreased approximately $50.7 million primarily related to a decline in commission expense.
Depreciation and Amortization
     Depreciation and amortization expense increased $68.6 million in 2009 compared to 2008 primarily due to $139.9 million associated with the fair value adjustments to the assets acquired in the merger. Partially offsetting the increase was a $43.2 million decrease in depreciation expense associated with the impairment of assets in our International outdoor segment during the fourth quarter of 2008 and a $20.6 million decrease from movements in foreign exchange.
Corporate Expenses
     Corporate expenses increased $26.0 million in 2009 compared to 2008 primarily as a result of a $29.3 million increase related to the restructuring program and a $23.5 million accrual related to an unfavorable outcome of litigation concerning a breach of contract regarding internet advertising and our radio stations. The increase was partially offset by $33.3 million primarily related to reductions in the legal accrual as a result of litigation settled in the current year.
Other Operating Income (Expense) — Net
     The $50.8 million expense for 2009 is primarily related to a $42.0 million loss on the sale and exchange of radio stations and a $20.9 million loss on the sale of our taxi advertising business. The losses were partially offset by a $10.1 million gain on the sale of Americas and International outdoor assets.
     The $28.0 million income in 2008 consists of a gain of $3.3 million from the sale of sports broadcasting rights, a $7.0 million gain on the disposition of a representation contract, a $4.0 million gain on the sale of property, plant and equipment, a $1.7 million gain on the sale of international street furniture and $9.6 million from the favorable settlement of a lawsuit.
Interest Expense
     Interest expense increased $571.9 million in 2009 compared to 2008 primarily from an increase in outstanding indebtedness due to the merger. Additionally, we borrowed approximately $1.6 billion under Clear Channel’s $2.0 billion credit facility during the first quarter of 2009 to improve our liquidity position in light of the uncertain economic environment.
Gain (Loss) on Marketable Securities
     The loss on marketable securities of $13.4 million in 2009 relates to the impairment of Independent News & Media PLC (“INM”). The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded an $11.3 million non-cash impairment charge to our investment in INM. In addition, we recognized a $1.8 million loss on the third quarter sale of our remaining 8.6% interest in Grupo ACIR Communicaciones (“Grupo ACIR”).
     During the fourth quarter of 2008, we recorded a non-cash impairment charge to INM and Sirius XM Radio. The fair value of these available-for-sale securities was below their cost each month subsequent to the closing of the merger. After considering the guidance in ASC 320-10-S99, we concluded that the impairment was other than temporary and recorded a $116.6 million impairment charge to our investments in INM and Sirius XM Radio. This loss was partially offset by a net gain of $27.0 million recorded in the second quarter of 2008 on the unwinding of our secured forward exchange contracts and the sale of our American Tower Corporation (“AMT”) shares.
Equity in Earnings (Loss) of Non-consolidated Affiliates
     Equity in loss of nonconsolidated affiliates of $20.7 million in 2009 is primarily related to a $22.9 million impairment of equity investments in our International outdoor segment in addition to a $4.0 million loss on the sale of a portion of our investment in Grupo ACIR. Subsequent to the January 2009 sale of 57% of our remaining 20% interest in Grupo ACIR, we no longer accounted for our investment as an equity method investment and began accounting for it at cost in accordance with ASC 323.
     Included in equity in earnings of nonconsolidated affiliates in 2008 is a $75.6 million gain on the sale of Clear Channel’s 50% interest in Clear Channel Independent, a South African outdoor advertising company.
Other Income (Expense) — Net
     Other income of $679.7 million in 2009 relates to an aggregate gain of $368.6 million on the repurchases of certain of Clear Channel’s senior notes and an aggregate gain of $373.7 million on the repurchases of certain of Clear Channel’s senior toggle notes and senior cash pay notes. The gains on extinguishment of debt were partially offset by a $29.3 million loss related to loan costs associated with the $2.0 billion retirement of certain of Clear Channel’s outstanding senior secured debt. Please refer to the Sources and Uses section within this MD&A for additional discussion of the repurchases and debt retirement.
     Other income of $126.4 million in 2008 relates to an aggregate net gain of $94.7 million on the tender of certain of Clear Channel’s outstanding notes, a $29.3 million foreign exchange gain on translating short-term intercompany notes and an $8.0 million dividend received from a cost investment, partially offset by a $4.7 million impairment of our investment in a radio partnership.
Income Taxes
     Current tax benefits for 2009 increased $26.7 million compared to the full year for 2008 primarily due to our ability to carry back certain net operating losses to prior years. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ended after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change will allow us to carryback fiscal 2009 taxable losses of approximately $361 million, based on our projections of projected taxable losses eligible for carryback, to prior years and receive refunds of previously paid Federal income taxes of approximately $126.4 million. The ultimate amount of such refunds realized from net operating loss carryback is dependent on our actual taxable losses for fiscal 2009, which may vary from our current expectations.
     The effective tax rate for the year ended December 31, 2009 was 10.9% as compared to 10.2% for the year ended December 31, 2008. The effective tax rate for 2009 was impacted by the goodwill impairment charges which are not deductible for tax purposes. In addition, as noted above, due to the law change on November 6, 2009 that allows us to carryback a portion of our 2009 net operating losses back five years and based on our expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back, we believe that the realization of the deferred tax assets associated with the remaining net operating loss carryforwards and other deferred tax assets is more likely than not and therefore no valuation allowance is needed for the majority of our deferred tax assets.
     The 2008 effective tax rate was impacted by the impairment charge that resulted in a $5.3 billion decrease in “Income (loss) before income taxes and discontinued operations” and tax benefits of approximately $648.2 million. Partially offsetting this decrease to the effective rate were tax benefits recorded as a result of the release of valuation allowances on the capital loss carryforwards that were used to offset the taxable gain from the disposition of Clear Channel’s investment in AMT and Grupo ACIR. Additionally, Clear Channel sold its 50% interest in Clear Channel

Independent in 2008, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense. Further, in 2008 valuation allowances were recorded on certain net operating losses generated during the period that were not able to be carried back to prior years.
     For the year ended December 31, 2009, deferred tax benefits decreased $57.4 million as compared to 2008 primarily due to larger impairment charges recorded in 2008 related to the tax deductible intangibles. This decrease was partially offset by increases in deferred tax expense in 2009 as a result of the deferral of certain discharge of indebtedness income, for income tax purposes, resulting from the reacquisition of business indebtedness, as provided by the American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009.
Income (Loss) from Discontinued Operations
     Income from discontinued operations of $638.4 million recorded during 2008 primarily relates to a gain of $631.9 million, net of tax, related to the sale of Clear Channel’s television business and the sale of radio stations.
Radio Broadcasting Results of Operations
     Our radio broadcasting operating results were as follows:

	Years Ended December 31,
	2009	2008
(In thousands)	Post-Merger	Combined	% Change
Revenue	$2,736,404	$3,293,874	(17%)
Direct operating expenses	901,799	979,324	(8%)
SG&A expenses	933,505	1,182,607	(21%)
Depreciation and amortization	261,246	152,822	71%

Operating income	$639,854	$979,121	(35%)

     Our radio broadcasting revenue declined approximately $557.5 million in 2009 compared to 2008, driven by decreases in local and national revenues of $388.5 million and $115.1 million, respectively. Local and national revenue were down as a result of an overall weakness in advertising and the economy. The decline in advertising demand led to declines in total minutes sold and yield per minute in 2009 compared to 2008. Our radio revenue experienced declines across markets and advertising categories.
     Direct operating expenses declined approximately $77.5 million in 2009 compared to 2008. Compensation expense declined approximately $55.0 million primarily as a result of cost savings from the restructuring program. We also reclassified $34.2 million of direct operating expenses to amortization expense related to a purchase accounting adjustment to talent contracts. Non-renewals of sports contracts resulted in a decrease of $9.1 million while non-cash compensation decreased $13.5 million as a result of accelerated expense taken in 2008 related to options that vested in the merger. The declines were partially offset by an increase of approximately $9.4 million in programming expenses primarily related to new contract talent payments in our national syndication business and an increase of $34.1 million in expense primarily associated with severance accruals related to the restructuring program. SG&A expenses decreased approximately $249.1 million in 2009 compared to 2008, primarily from a $43.3 million decline in marketing and promotional expenses, a $122.9 million decline in commission and compensation expenses related to the decline in revenue and cost savings from the restructuring program, and an $18.3 million decline in bad debt expense. Non-cash compensation decreased $16.0 million as a result of accelerated expense taken in 2008 on options that vested in the merger.
     Depreciation and amortization increased approximately $108.4 million in 2009 compared to 2008, primarily as a result of additional amortization associated with the purchase accounting adjustments to intangible assets acquired in the merger.

Americas Outdoor Advertising Results of Operations
     Our Americas outdoor advertising operating results were as follows:

	Years Ended December 31,
	2009	2008
(In thousands)	Post-Merger	Combined	% Change
Revenue	$1,238,171	$1,430,258	(13%)
Direct operating expenses	608,078	647,526	(6%)
SG&A expenses	202,196	252,889	(20%)
Depreciation and amortization	210,280	207,633	1%

Operating income	$217,617	$322,210	(32%)

     Our Americas revenue decreased approximately $192.1 million in 2009 compared to 2008 primarily driven by declines in bulletin, poster and transit revenues due to cancellations and non-renewals from larger national advertisers resulting from the overall weakness in advertising and the economy. The decline in bulletin, poster and transit revenues was also impacted by a decline in rate compared to 2008.
     Our Americas direct operating expenses decreased $39.4 million in 2009 compared to 2008, primarily from a $25.3 million decrease in site-lease expenses associated with cost savings from the restructuring program and the decline in revenues. This decrease was partially offset by $5.7 million related to the restructuring program. Our SG&A expenses decreased $50.7 million in 2009 compared to 2008, primarily from a $26.0 million decline in compensation expense associated with the decline in revenue and cost savings from the restructuring program and a $16.2 million decline in bad debt expense as a result of accounts collected and an improvement in the agings of our accounts receivable during the current year.
International Outdoor Advertising Results of Operations
     Our international operating results were as follows:

	Years Ended December 31,
	2009	2008
(In thousands)	Post-Merger	Combined	% Change
Revenue	$1,459,853	$1,859,029	(21%)
Direct operating expenses	1,017,005	1,234,610	(18%)
SG&A expenses	282,208	353,481	(20%)
Depreciation and amortization	229,367	264,717	(13%)

Operating income (loss)	$(68,727)	$6,221	(1205%)

     Our International revenue decreased approximately $399.2 million in 2009 compared to 2008, with approximately $118.5 million from movements in foreign exchange. The revenue decline occurred across most countries, with the most significant decline in France of $75.5 million due to weak advertising demand. Other countries with significant declines include the U.K. and Italy, which declined $30.4 million and $28.3 million, respectively, due to weak advertising markets.
     Direct operating expenses decreased $217.6 million in 2009 compared to 2008, in part due to a decrease of $85.6 million from movements in foreign exchange. The remaining decrease in direct operating expenses was primarily attributable to a $146.4 million decline in site lease expenses partially attributable to cost savings from the restructuring program. The decrease in direct operating expenses was partially offset by $12.8 million related to the restructuring program and the decline in revenue. SG&A expenses decreased $71.3 million in 2009 compared to 2008, primarily from $23.7 million related to movements in foreign exchange, $34.3 million related to a decline in compensation expense and a $25.8 million decrease in administrative expenses, both partially attributable to cost savings from the restructuring program and the decline in revenue.
     Depreciation and amortization decreased $35.4 million in 2009 compared to 2008, primarily related to a $43.2 million decrease in depreciation expense associated with the impairment of assets during the fourth quarter of 2008 and a $20.6 million decrease from movements in foreign exchange. The decrease was partially offset by $31.9 million related to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
	2009	2008
(In thousands)	Post-Merger	Combined
Radio Broadcasting	$639,854	$979,121
Americas Outdoor Advertising	217,617	322,210
International Outdoor Advertising	(68,727)	6,221
Other	(43,963)	(31,419)
Impairment charges	(4,118,924)	(5,268,858)
Other operating income (expense) — net	(50,837)	28,032
Merger expenses	—	(155,769)
Corporate	(262,166)	(245,915)

Consolidated operating income (loss)	$(3,687,146)	$(4,366,377)

THE COMPARISON OF YEAR ENDED DECEMBER 31, 2008 TO YEAR ENDED DECEMBER 31, 2007 IS AS FOLLOWS:

	Years Ended December 31,
	2008	2007
(In thousands)	Combined	Pre-Merger	% Change
Revenue	$6,688,683	$6,921,202	(3%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,904,444	2,733,004	6%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,829,246	1,761,939	4%
Depreciation and amortization	696,830	566,627	23%
Corporate expenses (excludes depreciation and amortization)	227,945	181,504	26%
Merger expenses	155,769	6,762
Impairment charges	5,268,858	—
Other operating income — net	28,032	14,113

Operating income (loss)	(4,366,377)	1,685,479
Interest expense	928,978	451,870
Gain (loss) on marketable securities	(82,290)	6,742
Equity in earnings of nonconsolidated affiliates	100,019	35,176
Other income — net	126,393	5,326

Income (loss) before income taxes and discontinued operations	(5,151,233)	1,280,853
Income tax benefit (expense):
Current	49,449	(252,910)
Deferred	474,591	(188,238)

Income tax benefit (expense)	524,040	(441,148)

Income (loss) before discontinued operations	(4,627,193)	839,705
Income from discontinued operations, net	638,391	145,833

Consolidated net income (loss)	(3,988,802)	985,538
Amount attributable to noncontrolling interest	16,671	47,031

Net income (loss) attributable to the Company	$(4,005,473)	$938,507

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
Direct Operating Expenses
     Our consolidated direct operating expenses increased approximately $171.4 million during 2008 compared to 2007. Our international outdoor business contributed $90.3 million to the increase primarily from an increase in site-lease expenses and $39.5 million related to movements in foreign exchange. Our Americas outdoor business contributed $57.0 million to the increase primarily from new contracts. These increases were partially offset by a decline in direct operating expenses in our radio segment of approximately $3.6 million related to a decline in programming expenses.
SG&A Expenses
     Our SG&A expenses increased approximately $67.3 million during 2008 compared to 2007. Approximately $48.3 million of this increase occurred during the fourth quarter primarily as a result of an increase in severance. Our international outdoor business contributed approximately $41.9 million to the increase primarily from movements in foreign exchange of $11.2 million and an increase in severance in 2008 associated with the restructuring program of approximately $20.1 million. Our Americas outdoor SG&A expenses increased approximately $26.4 million largely from increased bad debt expense of $15.5 million and an increase in severance in 2008 associated with the restructuring program of $4.5 million. SG&A expenses in our radio business decreased approximately $7.5 million primarily from reduced marketing and promotional expenses and a decline in commissions associated with the decline in revenues, partially offset by increase in severance in 2008 associated with the restructuring program of approximately $32.6 million.
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
Gain (Loss) on Marketable Securities
     During the fourth quarter of 2008, we recorded a non-cash impairment charge to certain available-for-sale securities. The fair value of these available-for-sale securities was below their cost each month subsequent to the closing of the merger. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded a $116.6 million impairment charge. This loss was partially offset by a net gain of $27.0 million recorded in the second quarter of 2008 on the unwinding of our secured forward exchange contracts and the sale of our AMT shares.
     The $6.7 million gain on marketable securities for 2007 primarily related to changes in fair value of the shares of AMT held by Clear Channel and the related forward exchange contracts.
Equity in Earnings of Non-consolidated Affiliates
     Equity in earnings of nonconsolidated affiliates increased $64.8 million in 2008 compared to 2007 primarily from a $75.6 million gain recognized in the first quarter 2008 on the sale of Clear Channel’s 50% interest in Clear Channel Independent, a South African outdoor advertising company. We also recognized a gain of $9.2 million on the disposition of 20% of Grupo ACIR. These gains were partially offset by a $9.0 million impairment charge to one of our international outdoor equity method investments and declines in equity in income from our investments in certain international radio broadcasting companies as well as the loss of equity in earnings from the disposition of Clear Channel Independent.
Other Income – Net
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
Income Taxes
     Current tax expense for 2008 decreased $302.4 million compared to 2007 primarily due to a decrease in “income (loss) before income taxes and discontinued operations” of $1.2 billion which excludes the non-tax deductible impairment charge of $5.3 billion recorded in 2008. In addition, current tax benefits of approximately $74.6 million were recorded during 2008 related to the termination of Clear Channel’s cross currency swap. Also, we recognized additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008. These current tax benefits were partially offset by additional current tax expense recorded in 2008 related to currently non deductible transaction costs as a result of the merger.
     The effective tax rate for the year ended December 31, 2008 decreased to 10.2% as compared to 34.4% for the year ended December 31, 2007, primarily due to the impairment charge that resulted in a $5.3 billion decrease in

“income (loss) before income taxes and discontinued operations” and tax benefits of approximately $648.2 million. Partially offsetting this decrease to the effective rate were tax benefits recorded as a result of the release of valuation allowances on the capital loss carryforwards that were used to offset the taxable gain from the disposition of Clear Channel’s investment in AMT and Grupo ACIR. Additionally, Clear Channel sold its 50% interest in Clear Channel Independent in 2008, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense. Further, in 2008 valuation allowances were recorded on certain net operating losses generated during the period that were not able to be carried back to prior years. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, the Company cannot rely on future earnings and carryback claims as a means to realize deferred tax assets which may arise as a result of future period net operating losses. Pursuant to the provision of ASC 740-10, deferred tax valuation allowances would be required on those deferred tax assets.
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
Income (Loss) from Discontinued Operations
     Income from discontinued operations of $638.4 million recorded during 2008 primarily relates to a gain of $631.9 million, net of tax, related to the sale of Clear Channel’s television business and the sale of radio stations.
Radio Broadcasting Results of Operations
     Our radio broadcasting operating results were as follows:

	Years Ended December 31,
	2008	2007
(In thousands)	Combined	Pre-Merger	% Change
Revenue	$3,293,874	$3,558,534	(7%)
Direct operating expenses	979,324	982,966	(0%)
SG&A expenses	1,182,607	1,190,083	(1%)
Depreciation and amortization	152,822	107,466	42%

Operating income	$979,121	$1,278,019	(23%)

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
     Direct operating expenses declined approximately $3.6 million. Decreases in programming expenses of approximately $21.2 million from our radio markets were partially offset by an increase in programming expenses of approximately $16.3 million in our national syndication business. The increase in programming expenses in our national syndication business was mostly related to contract talent payments. SG&A expenses decreased approximately $7.5 million primarily from reduced marketing and promotional expenses and a decline in commission expenses associated with the revenue decline. Partially offsetting the decline in SG&A expenses was an increase in severance in 2008 associated with the restructuring program of approximately $32.6 million and an increase in bad debt expense of approximately $17.3 million.
     Depreciation and amortization increased approximately $45.4 million mostly as a result of additional amortization associated with the preliminary purchase accounting adjustments to the acquired intangible assets.

Americas Outdoor Advertising Results of Operations
     Our Americas outdoor advertising operating results were as follows:

	Years Ended December 31,
	2008	2007
(In thousands)	Combined	Pre-Merger	% Change
Revenue	$1,430,258	$1,485,058	(4%)
Direct operating expenses	647,526	590,563	10%
SG&A expenses	252,889	226,448	12%
Depreciation and amortization	207,633	189,853	9%

Operating income	$322,210	$478,194	(33%)

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
     Our Americas direct operating expenses increased $57.0 million primarily from higher site-lease expenses of $45.2 million primarily attributable to new taxi, airport and street furniture contracts and an increase of $2.4 million in severance. Our SG&A expenses increased $26.4 million largely from increased bad debt expense of $15.5 million and an increase of $4.5 million in severance in 2008 associated with our restructuring program.
     Depreciation and amortization increased approximately $17.8 million mostly as a result of $6.6 million related to additional depreciation and amortization associated with preliminary purchase accounting adjustments to the acquired assets and $11.3 million of accelerated depreciation from billboards that were removed.
International Outdoor Advertising Results of Operations
     Our international operating results were as follows:

	Years Ended December 31,
	2008	2007
(In thousands)	Combined	Pre-Merger	% Change
Revenue	$1,859,029	$1,796,778	3%
Direct operating expenses	1,234,610	1,144,282	8%
SG&A expenses	353,481	311,546	13%
Depreciation and amortization	264,717	209,630	26%

Operating income	$6,221	$131,320	(95%)

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
     Direct operating expenses increased $90.3 million. Included in the increase is approximately $39.5 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site-lease expenses. SG&A expenses increased $41.9 million in 2008 over 2007 with approximately $11.2 million related to movements in foreign exchange and $20.1 million related to severance in 2008 associated with the restructuring program.

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
Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
	2008	2007
(In thousands)	Combined	Pre-Merger
Radio Broadcasting	$979,121	$1,278,019
Americas Outdoor Advertising	322,210	478,194
International Outdoor Advertising	6,221	131,320
Other	(31,419)	(11,659)
Impairment charges	(5,268,858)	—
Other operating income — net	28,032	14,113
Merger expenses	(155,769)	(6,762)
Corporate	(245,915)	(197,746)

Consolidated operating income (loss)	$(4,366,377)	$1,685,479

Share-Based Payments
     As of December 31, 2009, there was $83.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over three years. In addition, as of December 31, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.
     Vesting of certain Clear Channel stock options and restricted stock awards was accelerated upon the closing of the merger. As a result, holders of stock options, other than certain executive officers and holders of certain options that could not, by their terms, be cancelled prior to their stated expiration date, received cash or, if elected, an amount of Company stock, in each case equal to the intrinsic value of the awards based on a market price of $36.00 per share while holders of restricted stock awards received, with respect to each share of restricted stock, $36.00 per share in cash or, if elected, a share of Company stock. Approximately $39.2 million of share-based compensation was recognized in the 2008 pre-merger period as a result of the accelerated vesting of stock options and restricted stock awards and is included in the table below.
     The following table details compensation costs related to share-based payments for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
(In millions)	Post-Merger	Combined	Pre-Merger
Radio Broadcasting
Direct operating expenses	$3.8	$17.2	$10.0
SG&A expenses	4.5	20.6	12.2
Americas Outdoor Advertising
Direct operating expenses	$5.7	$6.3	$5.7
SG&A expenses	2.2	2.1	2.2
International Outdoor Advertising
Direct operating expenses	$1.9	$1.7	$1.2
SG&A expenses	0.6	0.4	0.5

Corporate and other expenses	$21.1	$30.3	$12.2

Total	$39.8	$78.6	$44.0

Liquidity and Capital Resources
Cash Flows

		Period from	Period from
	Year ended	July 31 through	January 1 to		Year ended
	December 31,	December 31,	July 30,		December 31,
	2009	2008	2008	2008	2007
(In thousands)	Post-Merger	Post-Merger	Pre-Merger	Combined	Pre-Merger
Cash provided by (used in):
Operating activities	$181,175	$246,026	$1,035,258	$1,281,284	$1,576,428
Investing activities	$(141,749)	$(17,711,703)	$(416,251)	$(18,127,954)	$(482,677)
Financing activities	$1,604,722	$17,554,739	$(1,646,941)	$15,907,798	$(1,431,014)
Discontinued operations	$—	$2,429	$1,031,141	$1,033,570	$366,411
Operating Activities
     2009
     The decline in cash flow from operations in 2009 compared to 2008 was primarily driven by a 17% decline in consolidated revenues associated with the weak economy and challenging advertising markets and a 62% increase in interest expense to service our debt obligations. Other factors contributing to our operating cash flow include a consolidated net loss of $4.0 billion adjusted for non-cash impairment charges of $4.1 billion related to goodwill and intangible assets, depreciation and amortization of $765.5 million and $229.5 million related to the amortization of debt issuance costs and accretion of fair value adjustments related to existing Clear Channel notes in the purchase accounting for the merger. In addition, we recorded a $713.0 million gain on the extinguishment of debt discussed further in the Debt Repurchases, Tender Offers, Maturities and Other section within this MD&A and deferred taxes of $417.2 million. We also recorded a $20.7 million loss in equity of nonconsolidated affiliates primarily due to a $22.9 million non-cash impairment of equity investments in our International segment.
     2008
     Cash provided by operating activities for 2008 primarily reflects a net loss before discontinued operations of $4.6 billion adjusted for non-cash impairment charges of $5.3 billion related to goodwill and intangible assets, depreciation and amortization of $696.8 million and $106.4 million related to the amortization of debt issuance costs and accretion of fair value adjustments made to existing Clear Channel notes in the purchase accounting for the merger. In addition, we recorded a deferred tax benefit of $474.6 million that was partially offset by share-based compensation of $78.6 million. In addition, Clear Channel recorded $100.0 million in equity in earnings primarily related to a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of its 50% interest in Clear Channel Independent, a South African outdoor company, based on the fair value of the equity securities received. Clear Channel also recorded a net gain of $27.0 million on the termination of its secured forward sales contracts and sale of its AMT shares.
     2007
     Net cash flow from operating activities during 2007 primarily reflected income before discontinued operations of $839.7 million plus depreciation and amortization of $566.6 million and deferred taxes of $188.2 million.
Investing Activities
     2009
     In 2009, we spent $41.9 million for non-revenue producing capital expenditures in our Radio segment. We spent $84.4 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $91.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We received proceeds of $41.6 million primarily related to the sale of our remaining investment in Grupo ACIR. In addition, we received proceeds of $48.8 million primarily related to the disposition of radio stations and corporate assets.
     2008
     Cash used in investing activities during 2008 principally reflects cash used in the acquisition of Clear Channel of $17.5 billion. In 2008, Clear Channel spent $61.5 million for non-revenue producing capital expenditures in its Radio segment. Clear Channel spent $175.8 million in its Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $182.5 million in its International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. Clear Channel spent $177.1 million primarily for the purchase of outdoor display faces and additional equity interest in international outdoor companies, representation contracts and two FCC licenses. In addition, Clear Channel received proceeds of $38.6 million primarily from the sale of radio stations, $41.5 million related to the sale of Americas and International assets and $9.6 million related to a litigation settlement.
     2007
     Net cash used in investing activities during 2007 principally reflects the purchase of property, plant and equipment of $363.3 million. Clear Channel spent $79.7 million for non-revenue producing capital expenditures in its Radio segment. Clear Channel spent $142.8 million in its Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $132.9 million in its International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. During 2007, Clear Channel acquired domestic outdoor display faces and additional equity interests in international outdoor companies for $69.1 million. In addition, Clear Channel’s national representation business acquired representation contracts for $53.0 million.
Financing Activities
     2009
     Cash provided by financing activities during 2009 primarily reflects a draw of remaining availability of $1.6 billion under Clear Channel’s $2.0 billion revolving credit facility and $2.5 billion of proceeds from issuance of subsidiary senior notes, offset by the $2.0 billion paydown of Clear Channel’s senior secured credit facilities. We also redeemed the remaining principal amount of Clear Channel’s 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose as discussed in the Debt Repurchases, Tender Offers, Maturities and Other section within this MD&A. Our wholly-owned subsidiaries, CC Finco and CC Finco II, LLC, together repurchased certain of Clear Channel’s outstanding senior notes for $343.5 million as discussed in the Debt Repurchases, Tender Offers, Maturities and Other section within this MD&A. In addition, during 2009, our Americas Outdoor segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International Outdoor segment acquired an additional 5% interest in our fully consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.
     2008
     Cash used in financing activities during 2008 primarily reflects $15.4 billion in debt proceeds used to finance the acquisition of Clear Channel and an equity contribution of $2.1 billion to finance the merger. Also included in financing activities is $1.9 billion related to the redemption of Clear Channel’s 4.625% senior notes due 2008 and 6.625% senior notes due 2008 at their maturity, the redemption of and cash tender offer for AMFM Operating Inc.’s 8% senior notes due 2008, and the cash tender offer and consent solicitation for Clear Channel’s 7.65% senior notes due 2010. In addition, $93.4 million relates to dividends paid.
     2007
     Net cash used in financing activities for the year ended December 31, 2007 principally reflects $372.4 million in dividend payments and a net reduction in debt of approximately $1.1 billion. Cash used in financing was partially offset by the proceeds from the exercise of stock options of $80.0 million.
Discontinued Operations
     During 2008, we completed the sale of Clear Channel’s television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $110.5 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during 2008.
     The proceeds from the sale of 160 stations in 2007 are classified as cash flows from discontinued operations in 2007.

Anticipated Cash Requirements
     Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic downturn has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. A continuation of the global economic downturn may continue to adversely impact our revenue, profit margins, cash flow and liquidity.
     Our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenant under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Consequently, there can be no assurance that such financing, if permitted under the terms of Clear Channel’s financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations.
     Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts drawn or available under Clear Channel’s senior secured credit facilities) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.
     We expect to be in compliance with the covenants contained in Clear Channel’s material financing agreements, including the subsidiary senior notes, in 2010, including the maximum consolidated senior secured net debt to adjusted EBITDA limitation contained in our senior secured credit facilities. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements, including the subsidiary senior notes, could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100 million dollars.
     Our and Clear Channel’s current corporate ratings are “CCC+” and “Caa2” by Standard & Poor’s Ratings Services and Moody’s Investors Service, respectively, which are speculative grade ratings. These ratings have been downgraded and then upgraded at various times during the two years ended December 31, 2009. These adjustments had no impact on Clear Channel’s borrowing costs under the credit agreements.

Sources of Capital
     As of December 31, 2009 and 2008, we had the following indebtedness outstanding:

	Post-Merger	Post-Merger
	December 31,	December 31,
(In millions)	2009	2008
Senior Secured Credit Facilities:
Term Loan A Facility	$1,127.7	$1,331.5
Term Loan B Facility	9,061.9	10,700.0
Term Loan C – Asset Sale Facility	695.9	695.9
Delayed Draw Term Loan Facilities	874.4	532.5
Receivables Based Facility	355.7	445.6
Revolving Credit Facility (1)	1,812.5	220.0
Secured Subsidiary Debt	5.2	6.6

Total Secured Debt	13,933.3	13,932.1

Senior Cash Pay Notes	796.3	980.0
Senior Toggle Notes	915.2	1,330.0
Clear Channel Senior Notes (2)	2,479.5	3,192.3
Subsidiary Senior Notes	2,500.0	—
Clear Channel Subsidiary Debt	77.7	69.3

Total Debt	20,702.0	19,503.7
Less: Cash and cash equivalents	1,884.0	239.8

	$18,818.0	$19,263.9

(1)	In February 2009, Clear Channel borrowed the approximately $1.6 billion of remaining availability under this facility.

(2)	Includes $788.1 million and $1.1 billion at December 31, 2009 and 2008, respectively, in unamortized fair value purchase accounting discounts related to the merger with Clear Channel.
     We and our subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and may in the future, as part of various financing and investment strategies we may elect to pursue, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or outstanding equity securities of Clear Channel Outdoor Holdings, Inc., in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness of our subsidiaries. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
     The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:
•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans subject to downward adjustments if our leverage ratio of total debt to EBITDA (as calculated in accordance with the senior secured credit facilities) decreases below 7 to 1; and

•	with respect to loans under the term loan B facility, term loan C — asset sale facility and delayed draw term loan facilities, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans subject to downward adjustments if our leverage ratio of total debt to EBITDA decreases below 7 to 1.
     Clear Channel is required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 4 to 1. Clear Channel is required to pay each delayed draw term facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term facilities, which initially is 1.825% per annum until the delayed draw term facilities are fully drawn or commitments thereunder terminated.
     The senior secured credit facilities include two delayed draw term loan facilities. The first is a $589.8 million facility which may be drawn to purchase or redeem Clear Channel’s outstanding 7.65% senior notes due 2010, of which $451.0 million was drawn as of December 31, 2009, and a $423.4 million facility which was drawn to redeem Clear Channel’s outstanding 4.25% senior notes in May 2009.
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
     We are required to repay the loans under our term loan facilities, after giving effect to the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes discussed elsewhere in this MD&A, as follows:
•	the term loan A facility will amortize in quarterly installments commencing on the third interest payment date after the fourth anniversary of the closing date of the merger, in annual amounts equal to 4.7% of the original funded principal amount of such facility in year four, 10% thereafter, with the balance being payable on the final maturity date (July 2014) of such term loans; and

•	the term loan B facility and the delayed draw facilities will be payable in full on the final maturity date (January 2016) of such term loans; and

•	the term loan C facility will amortize in quarterly installments on the first interest payment date after the third anniversary of the closing date of the merger, in annual amounts equal to 2.5% of the original funded principal amount of such facilities in years four and five and 1% thereafter, with the balance being payable on the final maturity date (January 2016) of such term loans.
     We are required to repay all borrowings under the receivables based facility and the revolving credit facility at their final maturity in July 2014.
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
     The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables based credit facility and certain other secured subsidiary debt. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 7.4:1 at December 31, 2009. Clear Channel’s consolidated adjusted EBITDA of $1.6 billion is calculated as the trailing twelve months operating income before depreciation, amortization, impairment charge, other operating income (expense) – net, all as shown on the consolidated statement of operations plus non-cash compensation, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $100.0 million; (ii) an increase of $20.9 million for cash received from nonconsolidated affiliates; (iii) an increase of $24.6 million for non-cash items; (iv) an increase of $164.4 million related to expenses incurred associated with our cost savings program; and (v) an increase of $38.8 million for various other items.
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
     Senior Cash Pay Notes and Senior Toggle Notes
     We have outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $915.2 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
     The senior toggle notes mature on August 1, 2016 and may require a special redemption of up to $30.0 million on August 1, 2015. We may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.
     On January 15, 2009, Clear Channel made a permitted election under the indenture governing the senior toggle notes to pay PIK Interest under the senior toggle notes for the semi-annual interest period commencing February 1, 2009. For subsequent interest periods, Clear Channel must make an election regarding whether the applicable interest payment on the senior toggle notes will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK Interest. In the absence of such an election for any interest period, interest on the senior toggle notes will be payable according to the election for the immediately preceding interest period. As a result, Clear Channel is deemed to have made the PIK Interest election for future interest periods unless and until Clear Channel elects otherwise.
     A contractual payment to bondholders will be required on August 1, 2013. The amount included in “Interest payments on long-term debt” in the Contractual Obligations table of this MD&A assumes that Clear Channel continues to make the PIK election.

Subsidiary Senior Notes
     In December 2009 Clear Channel Worldwide Holdings, Inc. (“CCWH”), an indirect, wholly-owned subsidiary of our publicly traded subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (collectively, the “Notes”). The Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”), a wholly-owned subsidiary of CCOH, and certain other existing and future domestic subsidiaries of CCOH (collectively, the “Guarantors”).
     The Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the Notes will rank pari passu in right of payment to all unsubordinated indebtedness of the Guarantors.
     The indentures governing the Notes require us to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications, Inc., for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.
     In addition, interest on the Notes accrues daily and is payable into an account established by the trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by CCOH or any of its Subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications, Inc. and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the Notes.
     The indenture governing the Series A Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:
•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries (other than CCOH) or issue certain preferred stock;

•	create liens on its restricted subsidiaries assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel Communications and its subsidiaries (other than CCOH).
     The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.
     The indenture governing the Series B Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:
•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, repurchase or retire CCOH’s subordinated debt;

•	make certain investments;

•	create liens on its or its restricted subsidiaries’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the Notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries;

•	designate its subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

•	purchase or otherwise effectively cancel or retire any of the Series B Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250. This stipulation ensures, among other things, that as long as the Series A Notes are outstanding, the Series B Notes are outstanding.
     The Series B Notes indenture restricts CCOH’s ability to incur additional indebtedness and pay dividends based on an incurrence test. In order to incur additional indebtedness, CCOH’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. Similarly in order for CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales, its debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. If these ratios are not met, CCOH has certain exceptions that allow it to incur additional indebtedness and pay dividends, such as a $500.0 million exception for the payment of dividends. CCOH was in compliance with these covenants as of December 31, 2009.
     A portion of the proceeds of the Notes were used to (i) pay the fees and expenses of the Notes offering, (ii) fund $50.0 million of the Liquidity Amount (the $50.0 million liquidity amount of the non-guarantor subsidiaries was satisfied) and (iii) apply $2.0 billion of the cash proceeds (which amount is equal to the aggregate principal amount of the Series B Notes) to repay an equal amount of indebtedness under Clear Channel’s senior secured credit facilities. In accordance with the senior secured credit facilities, the $2.0 billion cash proceeds were applied ratably to the Term Loan A, Term Loan B, and both delayed draw term loan facilities, and within each such class, such prepayment was applied to remaining scheduled installments of principal.
     The balance of the proceeds is available to CCOI for general corporate purposes. In this regard, all of the remaining proceeds could be used to pay dividends from CCOI to CCOH. In turn, CCOH could declare a dividend to its shareholders of which Clear Channel would receive its proportionate share. Payment of such dividends would not be prohibited by the terms of the Notes or any of the loan agreements or credit facilities of CCOI or CCOH.
Dispositions and Other
     During 2009, we sold six radio stations for approximately $12.0 million and recorded a loss of $12.8 million in “Other operating income (expense) – net.” In addition, we exchanged radio stations in our radio markets for assets located in a different market and recognized a loss of $28.0 million in “Other operating income (expense) – net.”
     During 2009, we sold international assets for $11.3 million resulting in a gain of $4.4 million in “Other operating income (expense) – net.” In addition, we sold assets for $6.8 million in our Americas outdoor segment and recorded a gain of $4.9 million in “Other operating income (expense) – net.” We sold our taxi advertising business and recorded a loss of $20.9 million in our Americas outdoor segment included in “Other operating income (expense) –net.” We also received proceeds of $18.3 million from the sale of corporate assets during 2009 and recorded a loss of $0.7 million in “Other operating income (expense) – net.”
     In addition, we sold our remaining interest in Grupo ACIR for approximately $40.5 million and recorded a loss of approximately $5.8 million during 2009.
     During 2008, Clear Channel received proceeds of $110.5 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $28.8 million as a component of “Income from discontinued operations, net” during 2008. Clear Channel received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $662.9 million as a component of “Income from discontinued operations, net”.
     In addition, Clear Channel sold its 50% interest in Clear Channel Independent during 2008 and recognized a gain of $75.6 million in “Equity in earnings (loss) of nonconsolidated affiliates” based on the fair value of the equity securities received in the pre-merger period.
     Clear Channel sold a portion of its investment in Grupo ACIR for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in “Equity in earnings (loss) of nonconsolidated affiliates.”

Uses of Capital
Debt Repurchases, Tender Offers, Maturities and Other
     During 2009 and 2008, our indirect wholly-owned subsidiaries, CC Finco, LLC, and CC Finco II, LLC, repurchased certain of Clear Channel’s outstanding senior notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below. Notes repurchased and held by CC Finco, LLC and CC Finco II, LLC, are eliminated in consolidation.

	Year Ended December 31,
	2009	2008
(In thousands)	Post-Merger	Post-Merger
CC Finco, LLC
Principal amount of debt repurchased	$801,302	$102,241
Purchase accounting adjustments (1)	(146,314)	(24,367)
Deferred loan costs and other	(1,468)	—
Gain recorded in “Other income (expense) – net” (2)	(368,591)	(53,449)

Cash paid for repurchases of long-term debt	$284,929	$24,425

CC Finco II, LLC
Principal amount of debt repurchased (3)	$433,125	$—
Deferred loan costs and other	(813)	—
Gain recorded in “Other income (expense) – net” (2)	(373,775)	—

Cash paid for repurchases of long-term debt	$58,537	$—

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)	CC Finco, LLC, and CC Finco II, LLC, repurchased certain of Clear Channel’s legacy notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

(3)	CC Finco II, LLC immediately cancelled these notes subsequent to the purchase.
     On January 15, 2008, Clear Channel redeemed its 4.625% senior notes at their maturity for $500.0 million with proceeds from its bank credit facility. On June 15, 2008, Clear Channel redeemed its 6.625% senior notes at their maturity for $125.0 million with available cash on hand.
     Clear Channel terminated its cross currency swaps on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand.
     On August 7, 2008, Clear Channel announced that it commenced a cash tender offer and consent solicitation for the outstanding $750.0 million principal amount of 7.65% senior notes due 2010. The tender offer and consent payment expired on September 9, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $363.9 million. Clear Channel recorded a $21.8 million loss in “Other income (expense) – net” during the pre-merger period as a result of the tender.
     Clear Channel repurchased $639.2 million aggregate principal amount of the AMFM Operating Inc. 8% senior notes pursuant to a tender offer and consent solicitation in connection with the merger. The remaining 8% senior notes were redeemed at maturity on November 1, 2008. The aggregate loss on the extinguishment of debt recorded in 2008 as a result of the tender offer for the AMFM Operating Inc. 8% notes was $8.0 million.
     On November 24, 2008, Clear Channel announced that it commenced another cash tender offer to purchase its outstanding 7.65% Senior Notes due 2010. The tender offer and consent payment expired on December 23, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $252.4 million. The aggregate gain on the extinguishment of debt recorded during the post-merger period as a result of the tender offer for the 7.65% senior notes due 2010 was $74.7 million.
     During the second quarter of 2009, we redeemed the remaining principal amount of Clear Channel’s 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose.

Dividends
     We have never paid cash dividends on our Class A common stock, and we currently do not intend to pay cash dividends on our Class A common stock in the future. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay dividends.
     Prior to the merger, Clear Channel declared a $93.4 million dividend on December 3, 2007 payable to shareholders of record on December 31, 2007 and paid on January 15, 2008.
Capital Expenditures
     Capital expenditures were $223.8 million in the year ended December 31, 2009. Capital expenditures on a combined basis for the year ended December 31, 2008 were $430.5 million.

	Year Ended December 31, 2009
		Americas Outdoor	International	Corporate
(In millions)	Radio	Advertising	Outdoor Advertising	and Other	Total
Non-revenue producing	$41.9	$23.3	$23.8	$6.0	$95.0
Revenue producing	—	61.1	67.7	—	128.8

	$41.9	$84.4	$91.5	$6.0	$223.8

Acquisitions
     During 2009, our Americas outdoor segment paid $5.0 million primarily for the acquisition of land and buildings.
     We acquired FCC licenses in our radio segment for $11.7 million in cash during 2008. We acquired outdoor display faces and additional equity interests in international outdoor companies for $96.5 million in cash during 2008. Our national representation business acquired representation contracts valued at $68.9 million during 2008.
Purchases of Additional Equity Interests
     During 2009, our Americas outdoor segment purchased the remaining 15% interest in our consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International outdoor segment acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.
Certain Relationships with the Sponsors
     We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year plus expenses. During the year ended December 31, 2009, we recognized management fees of $15.0 million. For the post-merger period of 2008, we recognized Sponsors’ management fees of $6.3 million.
     In addition, we reimbursed the Sponsors for additional expenses in the amount of $5.5 million for the year ended December 31, 2009.
     In connection with the merger, we paid certain affiliates of the Sponsors $87.5 million in fees and expenses for financial and structural advice and analysis, assistance with due diligence investigations and debt financing negotiations and $15.9 million for reimbursement of escrow and other out-of-pocket expenses. This amount was allocated between merger expenses, deferred loan costs or included in the overall purchase price of the merger.
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
     The scheduled maturities of our senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of December 31, 2009 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Long-term Debt
Senior Secured Debt	$13,928,111	$—	$26,095	$3,315,026	$10,586,990
Senior Cash Pay and Senior Toggle Notes (1)	1,711,450	—	—	—	1,711,450
Clear Channel Senior Notes	3,267,549	356,156	1,082,829	853,564	975,000
Subsidiary Senior Notes	2,500,000	—	—	—	2,500,000
Other Long-term Debt	82,882	47,077	31,769	4,036	—
Interest payments on long-term debt (2)	7,270,202	1,152,658	2,033,704	2,334,780	1,749,060

Non-Cancelable Operating Leases	2,649,573	367,524	588,254	468,144	1,225,651
Non-Cancelable Contracts	2,294,611	541,683	748,929	423,184	580,815
Employment/Talent Contracts	458,903	168,505	179,442	55,689	55,267
Capital Expenditures	136,262	67,372	45,638	19,837	3,415
Other long-term obligations (3)	152,499	1,224	13,077	3,448	134,750

Total (4)	$34,452,042	$2,702,199	$4,749,737	$7,477,708	$19,522,398

(1)	On January 15, 2009, Clear Channel made a permitted election under the indenture governing the senior toggle notes to pay PIK Interest with respect to 100% of the senior toggle notes for the semi-annual interest period commencing February 1, 2009. For subsequent interest periods, Clear Channel must make an election regarding whether the applicable interest payment on the senior toggle notes will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK Interest. In the absence of such an election for any interest period, interest on the senior toggle notes will be payable according to the election for the immediately preceding interest period. As a result, Clear Channel is deemed to have made the PIK Interest election for future interest periods unless and until Clear Channel elects otherwise. Therefore, the interest payments on the senior toggle notes assume that the PIK Interest election remains the default election over the term of the notes. Assuming the PIK Interest election remains in effect over the term of the Notes, we are contractually obligated to make a payment of $486.1 million on August 1, 2013 which is included in “Interest payments on long-term debt” in the table above.

(2)	Interest payments on the senior secured credit facilities, other than the revolving credit facility, assume the obligations are repaid in accordance with the amortization schedule included in the credit agreement and the interest rate is held constant over the remaining term based on the weighted average interest rate at December 31, 2009 on the senior secured credit facilities.

Interest payments related to the revolving credit facility assume the balance and interest rate as of December 31, 2009 is held constant over the remaining term. Interest payments on $6.0 billion of the Term Loan B facility are effectively fixed at interest rates between 2.6% and 4.4%, plus applicable margins, per annum, as a result of an aggregate $6.0 billion notional amount of interest rate swap agreements. $3.5 billion notional amount of interest rate swap agreements mature in October of 2010 with the remaining $2.5 billion maturing in September 2013. Interest expense assumes the rate is fixed through maturity of the swaps, at which point the rate reverts back to the floating rate in effect at December 31, 2009.

(3)	Other long-term obligations consist of $51.3 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $36.1 million of contract payments in our syndicated radio and media representation businesses and $65.1 million of various other long-term obligations.

(4)	Excluded from the table is $672.1 million related to various obligations with no specific contractual commitment or maturity, $308.3 million of which relates to unrecognized tax benefits and accrued interest and penalties recorded pursuant to ASC 740-10 and $237.2 million of which relates to the fair value of our interest rate swap agreements.
Market Risk
Interest Rate Risk
     After the merger a significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At December 31, 2009 we had interest rate swap agreements with a $6.0 billion notional amount that effectively fixes interest at rates between 2.6% and 4.4%, plus applicable margins, per annum. The fair value of these agreements at December 31, 2009 was a liability of $237.2 million. At December 31, 2009, approximately 36% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into pay-fixed rate receive floating rate swap agreements, bears interest at floating rates.
     Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2009 would have changed by approximately $5.6 million.
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
Foreign Currency Exchange Rate Risk
     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $285.8 million for the year ended December 31, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the year ended December 31, 2009 by approximately $28.6 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2009 would change our equity in loss of nonconsolidated affiliates by $2.1 million and would change our net loss by approximately $1.3 million for the year ended December 31, 2009.
     This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The update is to ASC Topic 810, Consolidation. The ASU clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary or group of assets that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, the ASU expands the information an entity is required to disclose upon deconsolidation of a subsidiary. This standard is effective for fiscal years ending on or after December 15, 2009 with retrospective application required for the first period in which the entity adopted Statement of Financial Accounting Standards No. 160. We adopted the amendment upon issuance with no material impact to our financial position or results of operations.
     In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The update is to ASC Topic 810, Consolidation. This standard amends ASC 810-10-25 by requiring consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria will define a controlling financial interest for requiring consolidation as: the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This standard is effective for fiscal years beginning after November 15, 2009. We adopted the amendment on January 1, 2010 with no material impact to our financial position or results of operations.
     In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. We adopted the amendment on October 1, 2009 with no material impact to our financial position or results of operations.
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
     Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We adopted Statement No. 167 on January 1, 2010 with no material impact to our financial position or results of operations.

     Statement of Financial Accounting Standards No. 165, Subsequent Events, codified in ASC 855-10, was issued in May 2009. The provisions of ASC 855-10 are effective for interim and annual periods ending after June 15, 2009 and are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of ASC 855-10, we currently evaluate subsequent events through the date the financial statements are issued.
     FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. We retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. The impact of adopting ASC 260-10-45 decreased previously reported basic earnings per share by $.01 for the pre-merger year ended December 31, 2007.
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
     Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, codified in ASC 815-10-50, was issued in March 2008. ASC 815-10-50 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. We adopted the provisions of ASC 815-10-50 on January 1, 2009. Please refer to Note H in Item 8 of Part II of this Annual Report on Form 10-K for disclosure required by ASC 815-10-50.
     FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, codified in ASC 820-10, was issued in February 2008. ASC 820-10 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We adopted the provisions of ASC 820-10 on January 1, 2009 with no material impact to our financial position or results of operations.
     FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10, was issued in April 2009. ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 820-10 on April 1, 2009 with no material impact to our financial position or results of operations.

     FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10-35, was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-35 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 320-10-35 on April 1, 2009 with no material impact to our financial position or results of operations.
     FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10-50, was issued in April 2009. ASC 825-10-50 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10-50 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the disclosure requirements of ASC 825-10-50 on April 1, 2009.
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
Critical Accounting Estimates
     The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.
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
     If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2009, would have changed by approximately $7.2 million and our net loss for the same period would have changed by approximately $4.4 million.
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
     Using the impairment review described above, we recorded aggregate impairment charges of approximately $87.6 million for the year ended December 31, 2009. For additional information, please refer to the Impairment Charges section included in the beginning of this MD&A.
     If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations. For additional information, please refer to the Impairment Charges section included in the beginning of this MD&A.
Indefinite-lived Assets
     Indefinite-lived assets are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
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
     In accordance with ASC 350-30, we performed an interim impairment test as of December 31, 2008 and again as of June 30, 2009. The estimated fair value of our FCC licenses and permits was below their carrying values at the date of each interim impairment test. As a result, we recognized non-cash impairment charges of $1.7 billion and $935.6 million at December 31, 2008 and June 30, 2009, respectively, related to our indefinite-lived FCC licenses and permits. For additional information, please refer to the Impairment Charges section included in the beginning of this MD&A.
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
     The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. In accordance with ASC 350-20, we performed an interim impairment test on goodwill as of December 31, 2008 and again as of June 30, 2009.
     The estimated fair value of our reporting units was below their carrying values at the date of each interim impairment test, which required us to compare the implied fair value of each reporting unit’s goodwill with its carrying value. As a result, we recognized non-cash impairment charges of $3.6 billion and $3.1 billion at December 31, 2008 and June 30, 2009, respectively, to reduce our goodwill. For additional information, please refer to the Impairment Charges section included in the beginning of this MD&A.
     If our future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Tax Accruals
     The IRS and other taxing authorities routinely examine our tax returns we file as part of the consolidated tax returns filed by us. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.
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
     We have considered these potential changes in accordance with ASC 740-10, which requires us to record reserves for estimates of probable settlements of Federal and state tax audits.
Litigation Accruals
     We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims.
     Management’s estimates used have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.
     It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. During 2009, we recorded a $23.5 million accrual related to an unfavorable outcome of litigation concerning a breach of contract regarding internet advertising and our radio stations.
Insurance Accruals
     We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty. Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims.
     Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2009.
     If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2009, would have affected our net loss by approximately $2.8 million for the year ended December 31, 2009.
Asset Retirement Obligations
     ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition. We record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. When the liability is recorded, the cost is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.
     Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2009 would increase approximately $0.2 million. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would decrease approximately $0.1 million.

Shared-based Payments
     Under the fair value recognition provisions of ASC 718-10, stock based compensation cost is measured at the grant date based on the value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market, performance and service conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
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
President and Chief Executive Officer

/s/ Thomas W. Casey
Chief Financial Officer

/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
CC Media Holdings, Inc.
We have audited the accompanying consolidated balance sheets of CC Media Holdings, Inc. (Holdings) as of December 31, 2009 and 2008, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows of Holdings for the year ended December 31, 2009 and for the period from July 31, 2008 through December 31, 2008, the related consolidated statement of operations, shareholders’ equity, and cash flows of Clear Channel Communications, Inc. (Clear Channel) for the period from January 1, 2008 through July 30, 2008 and for the year ended December 31, 2007. Our audits also include the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holdings at December 31, 2009 and 2008, the consolidated results of Holdings’ operations and cash flows for the year ended December 31, 2009 and for the period from July 31, 2008 through December 31, 2008, the consolidated results of Clear Channel’s operations and cash flows for the period from January 1, 2008 through July 30, 2008 and the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holdings’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
March 16, 2010

CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	December 31,	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$1,883,994	$239,846
Accounts receivable, net of allowance of $71,650 in 2009 and $97,364 in 2008	1,301,700	1,431,304
Income taxes receivable	136,207	46,615
Prepaid expenses	81,669	133,217
Other current assets	255,275	215,573

Total Current Assets	3,658,845	2,066,555

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	633,222	614,811
Structures	2,514,602	2,355,776
Towers, transmitters and studio equipment	381,046	353,108
Furniture and other equipment	234,101	242,287
Construction in progress	88,391	128,739

	3,851,362	3,694,721
Less accumulated depreciation	518,969	146,562

	3,332,393	3,548,159

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,599,244	2,881,720
Indefinite-lived intangibles – licenses	2,429,839	3,019,803
Indefinite-lived intangibles – permits	1,132,218	1,529,068
Goodwill	4,125,005	7,090,621

OTHER ASSETS
Notes receivable	1,465	11,633
Investments in, and advances to, nonconsolidated affiliates	345,349	384,137
Other assets	378,058	560,260
Other investments	44,685	33,507

Total Assets	$18,047,101	$21,125,463

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ DEFICIT
(In thousands, except share data)

	December 31,	December 31,
	2009	2008
CURRENT LIABILITIES
Accounts payable	$132,193	$155,240
Accrued expenses	726,311	793,366
Accrued interest	137,236	181,264
Current portion of long-term debt	398,779	562,923
Deferred income	149,617	153,153

Total Current Liabilities	1,544,136	1,845,946

Long-term debt	20,303,126	18,940,697
Deferred income taxes	2,220,023	2,679,312
Other long-term liabilities	824,554	575,739

Commitments and contingent liabilities (Note J)

SHAREHOLDERS’ DEFICIT
Noncontrolling interest	455,648	426,220
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 23,428,807 and 23,605,923 shares in 2009 and 2008, respectively	23	23
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2009 and 2008	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2009 and 2008	58	58
Additional paid-in capital	2,109,110	2,100,995
Retained deficit	(9,076,084)	(5,041,998)
Accumulated other comprehensive loss	(333,309)	(401,529)
Cost of shares (147,783 in 2009 and 81 in 2008) held in treasury	(185)	(1)

Total Shareholders’ Deficit	(6,844,738)	(2,916,231)

Total Liabilities and Shareholders’ Deficit	$18,047,101	$21,125,463

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

		Period from	Period from
	Year Ended	July 31 through	January 1	Year Ended
	December 31,	December 31,	through July 30,	December 31,
	2009	2008	2008	2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
Revenue	$5,551,909	$2,736,941	$3,951,742	$6,921,202
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,583,263	1,198,345	1,706,099	2,733,004
Selling, general and administrative expenses (excludes depreciation and amortization)	1,466,593	806,787	1,022,459	1,761,939
Depreciation and amortization	765,474	348,041	348,789	566,627
Corporate expenses (excludes depreciation and amortization)	253,964	102,276	125,669	181,504
Merger expenses	—	68,085	87,684	6,762
Impairment charges	4,118,924	5,268,858	—	—
Other operating income (loss) – net	(50,837)	13,205	14,827	14,113

Operating income (loss)	(3,687,146)	(5,042,246)	675,869	1,685,479
Interest expense	1,500,866	715,768	213,210	451,870
Gain (loss) on marketable securities	(13,371)	(116,552)	34,262	6,742
Equity in earnings (loss) of nonconsolidated affiliates	(20,689)	5,804	94,215	35,176
Other income (expense) – net	679,716	131,505	(5,112)	5,326

Income (loss) before income taxes and discontinued operations	(4,542,356)	(5,737,257)	586,024	1,280,853
Income tax benefit (expense):
Current	76,129	76,729	(27,280)	(252,910)
Deferred	417,191	619,894	(145,303)	(188,238)

Income tax benefit (expense)	493,320	696,623	(172,583)	(441,148)

Income (loss) before discontinued operations	(4,049,036)	(5,040,634)	413,441	839,705
Income (loss) from discontinued operations, net	—	(1,845)	640,236	145,833

Consolidated net income (loss)	(4,049,036)	(5,042,479)	1,053,677	985,538
Amount attributable to noncontrolling interest	(14,950)	(481)	17,152	47,031

Net income (loss) attributable to the Company	$(4,034,086)	$(5,041,998)	$1,036,525	$938,507

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	151,422	(382,760)	46,679	105,574
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	1,678	(95,669)	(52,460)	(8,412)
Unrealized holding loss on cash flow derivatives	(74,100)	(75,079)	—	(1,688)
Reclassification adjustment for realized (gain) loss on securities and derivatives included in net income	10,008	102,766	(29,791)	—

Comprehensive income (loss)	(3,945,078)	(5,492,740)	1,000,953	1,033,981
Amount attributable to noncontrolling interest	20,788	(49,212)	19,210	30,369

Comprehensive income (loss) attributable to the Company	$(3,965,866)	$(5,443,528)	$981,743	$1,003,612

Net income (loss) per common share:
Income (loss) attributable to the Company before discontinued operations – basic	$(49.71)	$(62.04)	$.80	$1.59
Discontinued operations – basic	—	(.02)	1.29	.30

Net income (loss) attributable to the Company – basic	$(49.71)	$(62.06)	$2.09	$1.89

Weighted average common shares – basic	81,296	81,242	495,044	494,347
Income (loss) attributable to the Company before discontinued operations – diluted	$(49.71)	$(62.04)	$.80	$1.59
Discontinued operations – diluted	—	(.02)	1.29	.29

Net income (loss) attributable to the Company – diluted	$(49.71)	$(62.06)	$2.09	$1.88

Weighted average common shares – diluted	81,296	81,242	496,519	495,784

Dividends declared per share	$—	$—	$—	$.75
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Controlling Interest
								Accumulated
			Common			Additional		Other
			Shares	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
(In thousands, except share data)			Issued	Interest	Stock	Capital	(Deficit)	Income	Stock	Total
Pre-merger Balances at December 31, 2006			493,982,851	$363,966	$49,399	$26,745,687	$(19,054,365)	$290,401	$(3,355)	$8,391,733
Cumulative effect of FIN 48 adoption							(152)			(152)
Net income				47,031			938,507			985,538
Dividends declared							(373,133)			(373,133)
Subsidiary common stock issued for a business acquisition				5,084						5,084
Exercise of stock options and other			4,092,566	10,780	409	74,827			(1,596)	84,420
Amortization and adjustment of deferred compensation				9,370		37,565				46,935
Other				(2,049)				1		(2,048)
Comprehensive income:
Currency translation adjustment				30,369				75,205		105,574
Unrealized (loss) on cash flow derivatives								(1,688)		(1,688)
Unrealized (loss) on investments								(8,412)		(8,412)

Pre-merger Balances at December 31, 2007			498,075,417	464,551	49,808	26,858,079	(18,489,143)	355,507	(4,951)	9,233,851
Net income				17,152			1,036,525			1,053,677
Exercise of stock options and other			82,645		30	4,963			(2,024)	2,969
Amortization and adjustment of deferred compensation				10,767		57,855				68,622
Other				(39,813)				33,383		(6,430)
Comprehensive income:
Currency translation adjustment				22,367				24,312		46,679
Unrealized (loss) on investments				(3,125)				(49,335)		(52,460)
Reclassification adjustments for realized gain included in net income				(32)				(29,759)		(29,791)

Pre-merger Balances at July 30, 2008			498,158,062	471,867	49,838	26,920,897	(17,452,618)	334,108	(6,975)	10,317,117

Elimination of pre-merger equity			(498,158,062)	(471,867)	(49,838)	(26,920,897)	17,452,618	(334,108)	6,975	(10,317,117)
	Class C	Class B	Class A
	Shares	Shares	Shares

Post-merger Balances at July 31, 2008	58,967,502	555,556	21,718,569	471,867	81	2,089,266	—	—	—	2,561,214
Net (loss)				(481)			(5,041,998)			(5,042,479)
Issuance of restricted stock awards and other			1,887,354		1				(1)	—
Amortization and adjustment of deferred compensation				4,182		11,729				15,911
Other				(136)				1		(135)
Comprehensive income:
Currency translation adjustment				(50,010)				(332,750)		(382,760)
Unrealized (loss) on cash flow derivatives								(75,079)		(75,079)
Unrealized (loss) on investments				(6,856)				(88,813)		(95,669)
Reclassification adjustment for realized loss included in net income				7,654				95,112		102,766

Post-merger Balances at December 31, 2008	58,967,502	555,556	23,605,923	426,220	82	2,100,995	(5,041,998)	(401,529)	(1)	(2,916,231)

			Common		Controlling Interest
			Shares					Accumulated
			Issued			Additional		Other
	Class C	Class B	Class A	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
(In thousands, except share data)	Shares	Shares	Shares	Interest	Stock	Capital	(Deficit)	Income	Stock	Total
Post-merger Balances at December 31, 2008	58,967,502	555,556	23,605,923	$426,220	$82	$2,100,995	$(5,041,998)	$(401,529)	$(1)	$(2,916,231)
Net (loss)				(14,950)			(4,034,086)			(4,049,036)
Issuance (forfeiture) of restricted stock awards and other			(177,116)			4			(184)	(180)
Amortization and adjustment of deferred compensation				12,104		27,682				39,786
Other				11,486		(19,571)				(8,085)
Comprehensive income:
Currency translation adjustment				21,201				130,221		151,422
Unrealized (loss) on cash flow derivatives								(74,100)		(74,100)
Reclassification adjustments for realized loss included in net income				727				9,281		10,008
Unrealized gain (loss) on investments				(1,140)				2,818		1,678

Post-merger Balances at December 31, 2009	58,967,502	555,556	23,428,807	$455,648	$82	$2,109,110	$(9,076,084)	$(333,309)	$(185)	$(6,844,738)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from	Period from
	Year Ended	July 31 through	January 1	Year Ended
	December 31,	December 31,	through July 30,	December 31,
	2009	2008	2008	2007
(In thousands)	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Consolidated net income (loss)	$(4,049,036)	$(5,042,479)	$1,053,677	$985,538
Less: Income (loss) from discontinued operations, net	—	(1,845)	640,236	145,833

Net income (loss) from continuing operations	(4,049,036)	(5,040,634)	413,441	839,705

Reconciling Items:
Depreciation	423,835	197,702	290,454	461,598
Amortization of intangibles	341,639	150,339	58,335	105,029
Impairment charges	4,118,924	5,268,858	—	—
Deferred taxes	(417,191)	(619,894)	145,303	188,238
Provision for doubtful accounts	52,498	54,603	23,216	38,615
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	229,464	102,859	3,530	7,739
Share-based compensation	39,786	15,911	62,723	44,051
(Gain) loss on sale of operating and fixed assets	50,837	(13,205)	(14,827)	(14,113)
Loss on forward exchange contract	—	—	2,496	3,953
(Gain) loss on securities	13,371	116,552	(36,758)	(10,696)
Equity in loss (earnings) of nonconsolidated affiliates	20,689	(5,804)	(94,215)	(35,176)
(Gain) loss on extinguishment of debt	(713,034)	(116,677)	13,484	—
(Gain) loss on other investments and assets	9,595	—	—	—
Increase (decrease) in other, net	36,571	12,089	9,133	(91)

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	99,225	158,142	24,529	(111,152)
Decrease (increase) in prepaid expenses	9,105	6,538	(21,459)	5,098
Decrease (increase) in other current assets	(21,604)	156,869	(29,329)	694
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(27,934)	(130,172)	190,834	27,027
Increase (decrease) in accrued interest	33,047	98,909	(16,572)	(13,429)
Increase (decrease) in deferred income	2,168	(54,938)	51,200	26,013
Increase (decrease) in accrued income taxes	(70,780)	(112,021)	(40,260)	13,325

Net cash provided by operating activities	181,175	246,026	1,035,258	1,576,428
See Notes to Consolidated Financial Statements

		Period from	Period from
	Year Ended	July 31 through	January 1	Years Ended
	December 31,	December 31,	through July 30,	December 31,
	2009	2008	2008	2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Decrease (increase) in notes receivable, net	823	741	336	(6,069)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	(3,811)	3,909	25,098	20,868
Cross currency settlement of interest	—	—	(198,615)	(1,214)
Purchases of investments	(3,372)	(26)	(98)	(726)
Proceeds from sale of other investments	41,627	—	173,467	2,409
Purchases of property, plant and equipment	(223,792)	(190,253)	(240,202)	(363,309)
Proceeds from disposal of assets	48,818	16,955	72,806	26,177
Acquisition of operating assets	(8,300)	(23,228)	(153,836)	(122,110)
Decrease (increase) in other — net	6,258	(47,342)	(95,207)	(38,703)
Cash used to purchase equity	—	(17,472,459)	—	—

Net cash used in investing activities	(141,749)	(17,711,703)	(416,251)	(482,677)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Draws on credit facilities	1,708,625	180,000	692,614	886,910
Payments on credit facilities	(202,241)	(128,551)	(872,901)	(1,705,014)
Proceeds from long-term debt	500,000	557,520	5,476	22,483
Proceeds from issuance of subsidiary senior notes	2,500,000	—	—	—
Payments on long-term debt	(472,419)	(554,664)	(1,282,348)	(343,041)
Payments on senior secured credit facilities	(2,000,000)	—	—	—
Repurchases of long-term debt	(343,466)	(24,425)	—	—
Deferred financing charges	(60,330)	—	—	—
Debt proceeds used to finance the merger	—	15,382,076	—	—
Equity contribution used to finance the merger	—	2,142,830	—	—
Payments on forward exchange contract	—	—	(110,410)	—
Proceeds from exercise of stock options and other	—	—	17,776	80,017
Dividends paid	—	—	(93,367)	(372,369)
Payments for purchase of noncontrolling interest	(25,263)	—	—	—
Payments for purchase of common shares	(184)	(47)	(3,781)	—

Net cash provided by (used in) financing activities	1,604,722	17,554,739	(1,646,941)	(1,431,014)
See Notes to Consolidated Financial Statements

		Period from	Period from
	Year Ended	July 31 through	January 1	Years Ended
	December 31,	December 31,	through July 30,	December 31,
	2009	2008	2008	2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS:

Net cash provided by (used in) operating activities	—	2,429	(67,751)	33,832
Net cash provided by investing activities	—	—	1,098,892	332,579
Net cash provided by financing activities	—	—	—	—

Net cash provided by discontinued operations	—	2,429	1,031,141	366,411

Net increase in cash and cash equivalents	1,644,148	91,491	3,207	29,148

Cash and cash equivalents at beginning of period	239,846	148,355	145,148	116,000
Cash and cash equivalents at end of period	$1,883,994	$239,846	$148,355	$145,148

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for:
Interest	$1,240,322	$527,083	$231,163	$462,181
Income taxes	—	37,029	138,187	299,415
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
As a result of the merger, each issued and outstanding share of Clear Channel, other than shares held by certain principals of the Company that were rolled over and exchanged for Class A common stock of the Company, was either exchanged for (i) $36.00 in cash consideration or (ii) one share of Class A common stock of the Company.
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
The merger is discussed more fully in Note B.
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
The Company commenced a restructuring program in the fourth quarter of 2008 targeting a reduction of fixed costs. The Company recognized approximately $164.4 million and $95.9 million of costs related to its restructuring program during the year ended December 31, 2009 and 2008, respectively.
On February 6, 2009 Clear Channel borrowed the approximately $1.6 billon of remaining availability under its $2.0 billion revolving credit facility. In December of 2009, Clear Channel applied $2.0 billion of the cash proceeds it received from Clear Channel Outdoor, Inc. from the issuance and sale of the Clear Channel Worldwide Holdings Senior Notes to repay an equal amount of indebtedness under its senior secured credit facilities, thereby strengthening the Company’s capital structure meaningfully in the short and long term.

Based on the Company’s current and anticipated levels of operations and conditions in its markets, it believes that cash on hand (including amounts drawn or available under Clear Channel’s senior secured credit facilities) as well as cash flow from operations will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.
The Company expects to be in compliance with the covenants contained in Clear Channel’s material financing agreements, including the subsidiary senior notes, in 2010, including the maximum consolidated senior secured net debt to adjusted EBITDA limitation contained in Clear Channel’s senior secured credit facilities. However, the Company’s anticipated results are subject to significant uncertainty and the Company’s ability to comply with this limitation may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in the financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under the senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If the Company is unable to repay Clear Channel’s obligations under any senior secured credit facilities or the receivables based credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements, including the subsidiary senior notes, could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100 million dollars.
The Company’s and Clear Channel’s current corporate ratings are “CCC+” and “Caa2” by Standard & Poor’s Ratings Services and Moody’s Investors Service, respectively, which are speculative grade ratings. These ratings have been downgraded and then upgraded at various times during the two years ended December 31, 2009. The adjustments had no impact on Clear Channel’s borrowing costs under the credit agreements.
Format of Presentation
The accompanying consolidated statements of operations, statements of cash flows and shareholders’ equity are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:
•	The year ended December 31, 2009 and the period from July 31 through December 31, 2008 reflect the post-merger period of the Company, including the merger of a wholly-owned subsidiary of the Company with and into Clear Channel. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries.

•	The periods from January 1 through July 30, 2008 and the year ended December 31, 2007 reflect the pre-merger period of Clear Channel. Prior to its acquisition of Clear Channel, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for using the equity method of accounting.
The Company holds nontransferable, noncompliant station combinations pursuant to certain FCC rules or, in a few cases, pursuant to temporary waivers. These noncompliant station combinations were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. The Company will have to divest of certain stations in these noncompliant station combinations. The trust will be terminated, with respect to each noncompliant station combination, if at any time the stations may be owned by the Company under the then-current FCC media ownership rules. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
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
Purchase Accounting
The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accounts for these payments in conformity with the provisions of ASC 805-20-30, which establish the requirements related to recognition of certain assets and liabilities arising from contingencies.
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
In the second quarter of 2009, the Company recorded an $8.7 million impairment to street furniture tangible assets in its International segment. Additionally, during the fourth quarter of 2009, the Company recorded a $12.3 million impairment primarily related to street furniture tangible assets in its International segment and an $11.3 million impairment of corporate assets.
Intangible Assets
The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are recorded at cost.
The Company impaired definite-lived intangible assets related to certain street furniture and billboard contract intangible assets in its Americas outdoor and International outdoor segments by $38.8 million as of June 30, 2009. During the fourth quarter of 2009, the Company recorded a $16.5 million impairment related to billboard contract intangible assets in its International segment.
The Company’s indefinite-lived intangibles include broadcast FCC licenses in its radio broadcasting segment and billboard permits in its Americas outdoor advertising segment. The excess cost over fair value of net assets acquired is classified as goodwill. The Company’s indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.
The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed in ASC 805-20-S99. The key assumptions used in the direct valuation method include market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company engages Mesirow Financial Consulting LLC (“Mesirow Financial”), a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits.
The Company performed an interim impairment test as of December 31, 2008 and June 30, 2009, which resulted in non-cash impairment charges of $1.7 billion and $935.6 million, respectively, on its indefinite-lived FCC licenses and permits. See Note D for further discussion.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test. The Company also determined that within its Americas outdoor segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International outdoor segment constitutes a separate reporting unit.
Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company engages Mesirow Financial to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.
The Company performed an interim impairment test as of December 31, 2008 and June 30, 2009, and recognized non-cash impairment charges of $3.6 billion and $3.1 billion, respectively, to reduce its goodwill. See Note D for further discussion.
Nonconsolidated Affiliates
In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations as a component of “equity in earnings (loss) of nonconsolidated affiliates” for any decline in value that is determined to be other-than-temporary.
Other Investments
Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of shareholders’ equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, the Company holds investments that do not have quoted market prices. The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.
The Company periodically assesses the value of its available-for-sale securities. Based on these assessments, the Company concluded that an other-than-temporary impairment existed at December 31, 2008 and September 30, 2009, and recorded non-cash impairment charges of $116.6 million and $11.3 million, respectively, on the statement of operations in “Gain (loss) on marketable securities”. The Company assessed the value of these available-for-sale securities through December 31, 2009 and concluded that no other-than-temporary impairment existed.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2009 and 2008.

Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations. It is not practical to determine the amount of Federal income taxes, if any, that might become due in the event that the earnings were distributed.
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
Barter transactions represent the exchange of advertising spots or display space for merchandise or services. These transactions are generally recorded at the fair market value of the advertising spots or display space or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed. Expenses are recorded ratably over a period that estimates when the merchandise or service received is utilized or the event occurs. Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Barter and trade revenues and expenses from continuing operations were:

		Period from	Period from
	Year ended	July 31 through	January 1 through	Year ended
	December 31,	December 31,	July 30,	December 31,
	2009	2008	2008	2007
(In millions)	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
Barter and trade revenues	$71.9	$33.7	$40.2	$70.7
Barter and trade expenses	86.7	35.0	38.9	70.4
Barter and trade expenses for 2009 include $14.9 million of trade receivables written off as it was determined they no longer had value to the Company.
Share-Based Payments
Under the fair value recognition provisions of ASC 718-10, stock based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market, performance and service conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, the Company’s results of operations could be materially impacted.
Derivative Instruments and Hedging Activities
The provisions of ASC 815-10 require the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value, with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss)”. Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses from continuing operations were:

		Period from July	Period from
	Year ended	31 through	January 1	Year ended
	December 31,	December 31,	through July 30,	December 31,
	2009	2008	2008	2007
(In millions)	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
Advertising expenses	$67.3	$51.8	$56.1	$138.5
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The update is to ASC Topic 810, Consolidation. The ASU clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary or group of assets that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, the ASU expands the information an entity is required to disclose upon deconsolidation of a subsidiary. This standard is effective for fiscal years ending on or after December 15, 2009 with retrospective application required for the first period in which the entity adopted Statement of Financial Accounting Standards No. 160. The Company adopted the amendment upon issuance with no material impact to its financial position or results of operations.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The update is to ASC Topic 810, Consolidation. This standard amends ASC 810-10-25 by requiring consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria will define a controlling financial interest for requiring consolidation as: the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted the amendment on January 1, 2010 with no material impact to its financial position or results of operations.
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. The Company adopted the amendment on October 1, 2009 with no material impact to its financial position or results of operations.
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
Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted Statement No. 167 on January 1, 2010 with no material impact to its financial position or results of operations.
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

FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. The Company retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. The impact of adopting ASC 260-10-45 decreased previously reported basic earnings per share by $.01 for the pre-merger year ended December 31, 2007.
Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, codified in ASC 810-10-45, was issued in December 2007. ASC 810-10-45 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of ASC 810-10-45 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted the provisions of ASC 810-10-45 on January 1, 2009, which resulted in a reclassification of approximately $426.2 million of noncontrolling interests to shareholders’ equity. Adoption of this standard requires retrospective application in the financial statements of earlier periods on January 1, 2009. In connection with the offering of $500.0 million aggregate principal amount of Series A Senior Notes and $2.0 billion aggregate principal amount of Series B Senior Notes by the Company’s subsidiary, the Company filed a Form 8-K filed on December 11, 2009 to retrospectively recast the historical financial statements and certain disclosures included in its Annual Report on Form 10-K for the year ended December 31, 2008 for the adoption of ASC 810-10-45.
Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, codified in ASC 815-10-50, was issued in March 2008. ASC 815-10-50 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. The Company adopted the provisions of ASC 815-10-50 on January 1, 2009. Please refer to Note H for disclosure required by ASC 815-10-50.
FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, codified in ASC 820-10, was issued in February 2008. ASC 820-10 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted the provisions of ASC 820-10 on January 1, 2009 with no material impact to its financial position or results of operations.
FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10-35, was issued in April 2009. ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 820-10 on April 1, 2009 with no material impact to its financial position or results of operations.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10-35, was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-35 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 320-10-35 on April 1, 2009 with no material impact to its financial position or results of operations.
FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10-50, was issued in April 2009. ASC 825-10-50 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10-50 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the disclosure requirements of ASC 825-10-50 on April 1, 2009.
NOTE B — BUSINESS ACQUISITIONS
2009 Purchases of Additional Equity Interests
During 2009, the Company’s Americas outdoor segment purchased the remaining 15% interest in its consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and the Company’s International outdoor segment acquired an additional 5% interest in its consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.
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
Following is a summary of the purchase price allocations:

	Preliminary	2008	2009	Final
(In thousands)	Allocation	Adjustments	Adjustments	Allocation
Consideration paid	$18,082,938			$18,082,938
Debt assumed	5,136,929			5,136,929
Historical carryover basis	(825,647)			(825,647)

	$22,394,220			$22,394,220

Total current assets	2,311,777	5,041	1,234	2,318,052
PP&E — net	3,745,422	125,357	(2,664)	3,868,115
Intangible assets — net	20,634,499	(764,472)	51,293	19,921,320
Long-term assets	1,079,704	44,787	—	1,124,491
Current liabilities	(1,219,033)	(13,204)	26,555	(1,205,682)
Long-term liabilities	(4,158,149)	602,491	(43,036)	(3,598,694)

	22,394,220	—	33,382	22,427,602
Other comprehensive income	—	—	(33,382)	(33,382)

	$22,394,220	$—	$—	$22,394,220

2008 Adjustments
The adjustments to PP&E – net primarily relate to fair value appraisals received for land and buildings. The adjustments to intangible assets – net primarily relate to an aggregate $3.6 billion adjustment to lower the estimated fair value of the Company’s FCC licenses and permits based on appraised values, partially offset by a $1.5 billion fair value adjustment to recognize advertiser relationships and trade names in the Company’s radio segment based on appraised values, a $240.6 million fair value adjustment to advertising contracts in the Company’s Americas and International outdoor segments based on appraised values and an increase of $1.0 billion to goodwill. The adjustment to long-term liabilities primarily relates to the deferred tax effects of the fair value adjustments.
The purchase price allocation adjustments related to the Company’s FCC licenses, permits and goodwill were recorded prior to the Company’s interim impairment test.
2009 Adjustments
During the first seven months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases and other assets and liabilities primarily in its Americas outdoor segment by $116.1 million based on additional information received, which resulted in an increase to goodwill of $71.7 million and a decrease to deferred taxes of $44.4 million. During the third quarter of 2009, the Company increased its deferred tax liability by $44.3 million to true-up its tax rates in certain jurisdictions that were estimated in the initial purchase price allocation. Additionally, the Company increased other comprehensive income by $33.4 million and decreased accrued income taxes by $18.9 million. Other miscellaneous adjustments resulted in an additional increase of $15.0 million to goodwill and a decrease of $8.6 million to other intangible assets. Also, during the third quarter of 2009, the Company recorded a $45.0 million increase to goodwill in its International outdoor segment related to the fair value of certain noncontrolling interests which existed at the merger date, with no related tax effect. This noncontrolling interest was recorded pursuant to ASC 480-10-S99 which determines the classification of redeemable noncontrolling interests. The Company subsequently determined that the increase in goodwill related to these noncontrolling interests should have been included in the impairment charge resulting from the December 31, 2008 interim goodwill impairment test. As a result, during the fourth quarter of 2009, the Company impaired this entire goodwill amount, which after considering the effects of foreign exchange movements, was $41.4 million.
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

(In thousands)	Unaudited	Unaudited
	Period from January	Year ended
	1 through July 30,	December 31,
	2008	2007
(In thousands)	Pre-merger	Pre-merger
Revenue	$3,951,742	$6,921,202
Income (loss) before discontinued operations	$(64,952)	$4,179
Net income (loss)	$575,284	$150,012
Earnings (loss) per share — basic	$7.08	$1.85
Earnings (loss) per share — diluted	$7.05	$1.85

The Company also acquired assets in its operating segments in addition to the merger described above. The Company acquired FCC licenses in its radio segment for $11.7 million in cash during 2008. The Company acquired outdoor display faces and additional equity interests in international outdoor companies for $96.5 million in cash during 2008. The Company’s national representation business acquired representation contracts valued at $68.9 million during 2008.
2007 Acquisitions
Clear Channel acquired domestic outdoor display faces and additional equity interests in international outdoor companies for $69.1 million in cash during 2007. Clear Channel’s national representation business acquired representation contracts for $53.0 million in cash during 2007.
The following is a summary of the assets and liabilities acquired and the consideration given for acquisitions made during 2007:

(In thousands)	2007
Property, plant and equipment	$28,002
Accounts receivable	—
Definite lived intangibles	55,017
Indefinite-lived intangible assets	15,023
Goodwill	41,696
Other assets	3,453

143,191
Other liabilities	(13,081)
Noncontrolling interest	—
Deferred tax	—
Subsidiary common stock issued, net of noncontrolling interest	—

(13,081)

Less: fair value of net assets exchanged in swap	(8,000)

Cash paid for acquisitions	$122,110

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
NOTE C – DISCONTINUED OPERATIONS
Sale of non-core radio stations
The Company determined that each radio station market in Clear Channel’s previously announced non-core radio station sales represents a disposal group consistent with the provisions of ASC 360-10. Consistent with the provisions of ASC 360-10, the Company classified these assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these assets comprised operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

Sale of the television business
On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, Clear Channel recorded a gain of $662.9 million as a component of “Income (loss) from discontinued operations, net” in its consolidated statement of operations during the first quarter of 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and for the year ended December 31, 2007. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Summarized Financial Information of Discontinued Operations
Summarized operating results for the years ended December 31, 2008 and 2007 from these businesses are as follows:

	Period from July 31	Period from January	Year ended
	through December 31,	1 through July 30,	December 31,
	2008	2008	2007
(In thousands)	Post-Merger	Pre-Merger	Pre-Merger
Revenue	$1,364	$74,783	$442,263
Income (loss) before income taxes	$(3,160)	$702,698	$209,882
Included in income (loss) from discontinued operations, net is an income tax benefit of $1.3 million for the period July 31 through December 31, 2008. Included for the period from January 1 through July 30, 2008 is income tax expense of $62.4 million and a gain of $695.8 million related to the sale of Clear Channel’s television business and certain radio stations. The Company estimates utilization of approximately $585.3 million of capital loss carryforwards to offset a portion of the taxes associated with these gains. The Company had approximately $699.6 million, before valuation allowance, in capital loss carryforwards remaining as of December 31, 2008.
Included in income (loss) from discontinued operations, net is income tax expense of $64.0 million for the year ended December 31, 2007. Also included in income (loss) from discontinued operations, net for the year ended December 31, 2007 are gains on the sale of certain radio stations of $144.6 million.
NOTE D — INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, permanent easements that provide the Company access to certain of its outdoor displays, and other contractual rights in its Americas and International outdoor segments. The Company has talent and program right contracts in its radio segment and contracts for non-affiliated radio and television stations in its media representation operations. These definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2009 and 2008:

	Post-Merger		Post-Merger
	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$803,297	$166,803	$883,130	$49,818
Customer / advertiser relationships	1,210,205	169,897	1,210,205	49,970
Talent contracts	320,854	57,825	161,644	7,479
Representation contracts	218,584	54,755	216,955	21,537
Other	550,041	54,457	548,180	9,590

Total	$3,102,981	$503,737	$3,020,114	$138,394

Total amortization expense from continuing operations related to definite-lived intangible assets was:

		Period from July	Period from
	Year ended	31 through	January 1 through	Year ended
	December 31,	December 31,	July 30,	December 31,
	2009	2008	2008	2007
(In millions)	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
Amortization expense	$341.6	$150.3	$58.3	$105.0
Included in amortization expense in 2009 is $32.4 million for amounts since the date of the merger related to a purchase accounting adjustment of $157.7 million to increase the balance of the Company’s talent contracts.
During the first seven months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases, and other assets and liabilities primarily in its Americas segment by $116.1 million based on additional information received.
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$319,967
2011	298,927
2012	289,449
2013	275,033
2014	253,626
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
The Company’s billboard permits are effectively issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically specify the location which allows the Company the right to operate an advertising structure at the specified location. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
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
Interim Impairments to FCC Licenses
The United States and global economies have undergone an economic downturn, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions used in the discounted cash flow models used to value the Company’s FCC licenses since the merger. Therefore, the Company performed an interim impairment test on its FCC licenses as of December 31, 2008, which resulted in a non-cash impairment charge of $936.2 million.
The industry cash flows forecast by BIA Financial Network, Inc. (“BIA”) during the first six months of 2009 were below the BIA forecast used in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed another interim impairment test as of June 30, 2009 on its FCC licenses resulting in an additional non-cash impairment charge of $590.3 million.
The impairment test consisted of a comparison of the fair value of the FCC licenses at the market level with their carrying amount. If the carrying amount of the FCC license exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the FCC license is its new accounting basis. The fair value of the FCC licenses was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial, a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its FCC licenses.
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
Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets.
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
The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market share and profit margin. Management believes that a three-year build-up period is required for a start-up operation to obtain the necessary infrastructure and obtain advertisers. It is estimated that a start-up operation would gradually obtain a mature market revenue share in three years. BIA forecasted industry revenue growth of 1.9% and negative 1.8%, respectively, during the build-up period used in the December 31, 2008 and June 30, 2009 impairment tests. The cost structure is expected to reach the normalized level over three years due to the time required to establish operations and recognize the synergies and cost savings associated with the ownership of the FCC licenses within the market.
The estimated operating margin in the first year of operations was assumed to be 12.5% based on observable market data for an independent start-up radio station for both the December 31, 2008 and June 30, 2009 impairment tests. The estimated operating margin in the second year of operations was assumed to be the mid-point of the first-year operating margin and the normalized operating margin. The normalized operating margin in the third year was assumed to be the industry average margin of 30% and 29%, respectively, based on an analysis of comparable companies for the December 31, 2008 and June 30, 2009 impairment tests. The first and second-year expenses include the non-operating start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 2% beyond the discrete build-up projection period for both the December 31, 2008 and June 30, 2009 impairment tests. The residual cash flow was then capitalized to arrive at the terminal value.
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
The concluded discount rate used in the discounted cash flow models to determine the fair value of the licenses was 10% for the 13 largest markets and 10.5% for all other markets in both the December 31, 2008 and June 30, 2009 impairment models. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the licenses. The initial capital investment represents the fixed assets needed to operate the radio station.

The discount rate used in the December 31, 2008 impairment model increased 150 basis points compared to the discount rate used in the preliminary purchase price allocation as of July 30, 2008 which resulted in a decline in the fair value of the Company’s licenses. As a result, the Company recognized a non-cash impairment charge in approximately one-quarter of its markets, which totaled $936.2 million. The fair value of the Company’s FCC licenses was $3.0 billion at December 31, 2008.
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
Based on this analysis, the stick values were estimated to be the minimum value of a radio license within each market. This value was considered to be the fair value of the license for those markets where the present value of the cash flows and terminal value did not exceed the estimated stick value. Approximately 17% and 23% of the fair value of the Company’s FCC licenses at December 31, 2008 and June 30, 2009, respectively, was determined using the stick method.
Annual Impairment Test to FCC Licenses
The Company performs its annual impairment test on October 1 of each year. The Company engaged Mesirow Financial, a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its FCC licenses. The aggregate fair value of the Company’s FCC licenses on October 1, 2009 increased approximately 11% from the fair value at June 30, 2009. The increase in fair value resulted primarily from an increase of $120.4 million related to improved revenue forecasts and an increase of $195.9 million related to a decline in the discount rate of 50 basis points. The Company calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the radio broadcasting industry. These market driven changes were responsible for the decline in the calculated discount rate.
As a result of the increase in the fair value of the Company’s FCC licenses, no impairment was recorded at October 1, 2009. The fair value of the Company’s FCC licenses at October 1, 2009 was approximately $2.7 billion.

Interim Impairments to Billboard Permits
The Company’s billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically include the location which permits the Company to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in the International segment.
The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions used in the discounted cash flow models used to value the Company’s billboard permits since the merger. Therefore, the Company performed an interim impairment test on its billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million.
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
Management uses its internal forecasts to estimate industry normalized information as it believes these forecasts are similar to what a market participant would expect to generate. This is due to the pricing structure and demand for outdoor signage in a market being relatively constant regardless of the owner of the operation. Management also relied on its internal forecasts because there is little public data available for each of its markets.
The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 9% and negative 16%, respectively, during the build-up period used in the December 31, 2008 and June 30, 2009 interim impairment tests. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.
For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of approximately 46% and 45% based on an analysis of comparable companies in the December 31, 2008 and June 30, 2009 impairment models, respectively. For the first and second-year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin for both the December 31, 2008 and June 30, 2009 impairment models. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).
In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period in both the December 31, 2008 and June 30, 2009 impairment models. The residual cash flow was then capitalized to arrive at the terminal value.

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
The concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 9.5% at December 31, 2008 and 10% at June 30, 2009. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the expenditures required to erect the necessary advertising structures.
The discount rate used in the December 31, 2008 impairment model increased approximately 100 basis points over the discount rate used to value the permits in the preliminary purchase price allocation as of July 30, 2008. Industry revenue forecasts declined 10% through 2013 compared to the forecasts used in the preliminary purchase price allocation as of July 30, 2008. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge which totaled $722.6 million. The fair value of the permits was $1.5 billion at December 31, 2008.
The discount rate used in the June 30, 2009 impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge in all but five of its markets in the United States and Canada, which totaled $345.4 million. The fair value of the permits was $1.1 billion at June 30, 2009.
Annual Impairment Test to Billboard Permits
The Company performs its annual impairment test on October 1 of each year. The Company engaged Mesirow Financial to assist it in the development of the assumptions and the Company’s determination of the fair value of the billboard permits. The aggregate fair value of the Company’s permits on October 1, 2009 increased approximately 8% from the fair value at June 30, 2009. The increase in fair value resulted primarily from an increase of $57.7 million related to improved industry revenue forecasts. The discount rate was unchanged from the June 30, 2009 interim impairment analysis. The Company calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the outdoor advertising industry.
The fair value of the Company’s permits at October 1, 2009 was approximately $1.2 billion.

Interim Impairments to Goodwill
The Company tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions used in the discounted cash flow model used to value the Company’s reporting units since the merger. Therefore, the Company performed an interim impairment test resulting in a non-cash impairment charge of $3.6 billion as of December 31, 2008.
The Company’s cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of the Company’s debt and equity at June 30, 2009 was below the carrying amount of its reporting units at June 30, 2009. As a result of these indicators, the Company performed an interim goodwill impairment test as of June 30, 2009 resulting in a non-cash impairment charge of $3.1 billion.
The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.
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
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments. The provisions of ASC 350-20-50-1 require the disclosure of cumulative impairment. As a result of the merger, a new basis in goodwill was recorded in accordance with ASC 805-10. All impairments shown in the table below have been recorded subsequent to the merger and, therefore, do not include any pre-merger impairment.

(In thousands)		Americas	International
Pre-Merger	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116
Acquisitions	7,051	—	12,341	—	19,392
Dispositions	(20,931)	—	—	—	(20,931)
Foreign currency	—	(293)	28,596	—	28,303
Adjustments	(423)	(970)	—	—	(1,393)

Balance as of July 30, 2008	$6,031,224	$687,073	$515,190	$2,000	$7,235,487

(In thousands)		Americas	International
Post-Merger	Radio	Outdoor	Outdoor	Other	Total
Balance as of July 31, 2008	$—	$—	$—	$—	$—
Preliminary purchase price allocation	6,335,220	2,805,780	603,712	60,115	9,804,827
Purchase price adjustments — net	356,040	438,025	(76,116)	271,175	989,124
Impairment	(1,115,033)	(2,321,602)	(173,435)	—	(3,610,070)
Acquisitions	3,486	—	—	—	3,486
Foreign exchange	—	(29,605)	(63,519)	—	(93,124)
Other	(523)	—	(3,099)	—	(3,622)

Balance as of December 31, 2008	5,579,190	892,598	287,543	331,290	7,090,621
Impairment	(2,420,897)	(390,374)	(73,764)	(211,988)	(3,097,023)
Acquisitions	4,518	2,250	110	—	6,878
Dispositions	(62,410)	—	—	(2,276)	(64,686)
Foreign currency	—	16,293	17,412	—	33,705
Purchase price adjustments — net	47,086	68,896	45,042	(482)	160,542
Other	(618)	(4,414)	—	—	(5,032)

Balance as of December 31, 2009	$3,146,869	$585,249	$276,343	$116,544	$4,125,005

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
The discounted cash flow model indicated that the Company failed the first step of the impairment test for certain of its reporting units as of December 31, 2008 and June 30, 2009, which required it to compare the implied fair value of each reporting unit’s goodwill with its carrying value.
The discounted cash flow approach the Company uses for valuing its reporting units involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.
The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its reporting units. In projecting future cash flows, the Company considers a variety of factors including its historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as Company-specific information. Historically, revenues in its industries have been highly correlated to economic cycles. Based on these considerations, the assumed 2008 and 2009 revenue growth rates used in the December 31, 2008 and June 30, 2009 impairment models were negative followed by assumed revenue growth with an anticipated economic recovery in 2009 and 2010, respectively. To arrive at the projected cash flows and resulting growth rates, the Company evaluated its historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of the operating margin assumptions. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.
The Company calculated the weighted average cost of capital (“WACC”) as of December 31, 2008 and June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of its reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio and outdoor advertising industry. The calculation of the WACC considered both current industry WACCs and historical trends in the industry.

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
In line with advertising industry trends, the Company’s operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of the reporting units in the estimated WACC. Based on this analysis, as of December 31, 2008, company-specific risk premiums of 100 basis points, 300 basis points and 300 basis points were included for the Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 12.5% for each of the reporting units in the Radio, Americas outdoor and International outdoor segments, respectively. As of June 30, 2009, company-specific risk premiums of 100 basis points, 250 basis points and 350 basis points were included for the Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 13.5% for each of the reporting units in the Radio, Americas outdoor and International outdoor segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.
The discount rate utilized in the valuation of the FCC licenses and outdoor permits as of December 31, 2008 and June 30, 2009 excludes the company-specific risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the licenses and billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the licenses and permits are derived from utilizing industry “normalized” information for the existing portfolio of licenses and permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, the cash flow projections for the overall reporting unit are based on internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing license and permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-FCC license and non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.
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
The three variations of the market approach indicated that the fair value determined by the Company’s discounted cash flow model was within a reasonable range of outcomes as of December 31, 2008 and June 30, 2009.
The revenue forecasts for 2009 declined 18%, 21% and 29% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the July 30, 2008 preliminary purchase price allocation primarily as a result of the revenues realized for the year ended December 31, 2008. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $3.6 billion at December 31, 2008.
The revenue forecasts for 2009 declined 8%, 7% and 9% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $3.1 billion at June 30, 2009.
Annual Impairment Test to Goodwill
The Company performs its annual impairment test on October 1 of each year. The Company engaged Mesirow Financial to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units. The fair value of the Company’s reporting units on October 1, 2009 increased from the fair value at June 30, 2009. The increase in fair value of the radio reporting unit was primarily the result of a 50 basis point decline in the WACC as well as a 130 basis point increase in the long-term operating margin. The increase in fair value of the Americas reporting unit was primarily the result of a 150 basis point decline in the WACC. Application of the market approach described above supported lowering the company-specific risk premium used in the discounted cash flow model to fair value the Americas reporting unit. The increase in the aggregate fair value of the reporting units in the Company’s International outdoor segment was primarily the result of an improvement in the long-term revenue forecasts. As discussed in Note B, a certain reporting unit in the International outdoor segment recognized a $41.4 million impairment to goodwill related to the fair value adjustments of certain noncontrolling interests recorded in the merger pursuant to ASC 480-10-S99.
NOTE E – INVESTMENTS
The Company’s most significant investments in nonconsolidated affiliates are listed below:
Australian Radio Network
The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.
Grupo ACIR Comunicaciones
Clear Channel sold a portion of its investment in Grupo ACIR for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in “equity in earnings of nonconsolidated affiliates” during the pre-merger period ended July 30, 2008. Effective January 30, 2009 the Company sold 57% of its remaining 20% interest in Grupo ACIR. The Company sold the remainder of its interest on July 28, 2009.
Summarized Financial Information
The following table summarizes the Company’s investments in nonconsolidated affiliates:

			All
(In thousands)	ARN	Grupo ACIR	Others	Total
At December 31, 2008	$290,808	$41,518	$51,811	$384,137
Reclass to cost method investments and other	—	(17,469)	1,283	(16,186)
Acquisition (disposition) of investments, net	—	(19,153)	(19)	(19,172)
Cash advances (repayments)	(17,263)	3	4,402	(12,858)
Equity in net earnings (loss)	15,191	(4,372)	(31,508)	(20,689)
Foreign currency transaction adjustment	(10,354)	—	—	(10,354)
Foreign currency translation adjustment	42,396	(527)	819	42,688
Fair value adjustments	—	—	(2,217)	(2,217)

At December 31, 2009	$320,778	$—	$24,571	$345,349

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates”. There were no undistributed earnings for the year ended December 31, 2009. Accumulated undistributed earnings included in retained deficit for these investments were $3.6 million and $133.6 million for the years ended December 31, 2008 and 2007, respectively.
Other Investments
Other investments of $44.7 million and $33.5 million at December 31, 2009 and 2008, respectively, include marketable equity securities and other investments classified as follows:

(In thousands)	Fair	Gross Unrealized	Gross Unrealized
Investments	Value	Losses	Gains	Cost
2009
Available-for sale	$38,902	$(12,237)	$32,035	$19,104
Other cost investments	5,783	—	—	5,783

Total	$44,685	$(12,237)	$32,035	$24,887

2008
Available-for sale	$27,110	$—	$—	$27,110
Other cost investments	6,397	—	—	6,397

Total	$33,507	$—	$—	$33,507

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time in 2008 and 2009. As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $11.3 million and $59.8 million in “Gain (loss) on marketable securities” for the year ended December 31, 2009 and 2008, respectively.
In addition, the fair value of the Company’s available-for-sale security, Sirius XM Radio, Inc., was below its cost for an extended period of time in 2008. After considering ASC 320-10-S99 guidance, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $56.7 million in “Gain (loss) on marketable securities” for the year ended December 31, 2008.
Clear Channel sold its American Tower Corporation securities in the second quarter of 2008 and recorded a gain of $30.4 million on the statement of operations in “Gain (loss) on marketable securities”.

Other cost investments include various investments in companies for which there is no readily determinable market value.
NOTE F — ASSET RETIREMENT OBLIGATION
The Company’s asset retirement obligation is reported in “Other long-term liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.
The following table presents the activity related to the Company’s asset retirement obligation:

	Post-Merger	Post-Merger	Pre-Merger
	Year ended	Period ended	Period ended
(In thousands)	December 31, 2009	December 31, 2008	July 30, 2008
Beginning balance	$55,592	$59,278	$70,497
Adjustment due to change in estimate of related costs	(6,721)	(3,123)	1,853
Accretion of liability	5,209	2,233	3,084
Liabilities settled	(2,779)	(2,796)	(2,558)

Ending balance	$51,301	$55,592	$72,876

NOTE G — LONG-TERM DEBT
Long-term debt at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
(In thousands)	Post-Merger	Post-Merger
Senior Secured Credit Facilities:
Term loan A Facility Due 2014 (1)	$1,127,657	$1,331,500
Term loan B Facility Due 2016	9,061,911	10,700,000
Term loan C — Asset Sale Facility Due 2016 (1)	695,879	695,879
Revolving Credit Facility Due 2014	1,812,500	220,000
Delayed Draw Facilities Due 2016	874,432	532,500
Receivables Based Facility Due 2014	355,732	445,609
Other Secured Long-term Debt	5,225	6,604

Total Consolidated Secured Debt	13,933,336	13,932,092

Senior Cash Pay Notes	796,250	980,000
Senior Toggle Notes	915,200	1,330,000
Clear Channel Senior Notes:
4.25% Senior Notes Due 2009	—	500,000
7.65% Senior Notes Due 2010	116,181	133,681
4.5% Senior Notes Due 2010	239,975	250,000
6.25% Senior Notes Due 2011	692,737	722,941
4.4% Senior Notes Due 2011	140,241	223,279
5.0% Senior Notes Due 2012	249,851	275,800
5.75% Senior Notes Due 2013	312,109	475,739
5.5% Senior Notes Due 2014	541,455	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Subsidiary Senior Notes:
9.25% Series A Senior Notes Due 2017	500,000	—
9.25% Series B Senior Notes Due 2017	2,000,000	—
Other long-term debt	77,657	69,260
Purchase accounting adjustments and original issue discount	(788,087)	(1,114,172)

	20,701,905	19,503,620
Less: current portion	398,779	562,923

Total long-term debt	$20,303,126	$18,940,697

(1)	These facilities are subject to an amortization schedule with the final payment on the Term Loan A and Term Loan C due 2014 and 2016, respectively.
The Company’s weighted average interest rate at December 31, 2009 was 6.3%. The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $17.7 billion and $17.2 billion at December 31, 2009 and 2008, respectively.

The Company and its subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and may in the future, as part of various financing and investment strategies it may elect to pursue, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or outstanding equity securities of Clear Channel Outdoor Holdings, Inc., in tender offers, open market purchases, privately negotiated transactions or otherwise. The Company may also sell certain assets or properties and use the proceeds to reduce its indebtedness or the indebtedness of its subsidiaries. These purchases or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in the Company’s leverage or other financial ratios, which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in its debt agreements. These transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Clear Channel is required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is 0.50% per annum, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 4 to 1. Clear Channel is required to pay each delayed draw term facility lender a commitment fee in respect of any undrawn commitments under the delayed draw term facilities, which initially is 1.825% per annum until the delayed draw term facilities are fully drawn or commitments thereunder terminated.
The senior secured credit facilities include two delayed draw term loan facilities. The first is a $589.8 million facility which may be drawn to purchase or redeem Clear Channel’s outstanding 7.65% senior notes due 2010, of which $451.0 million was drawn as of December 31, 2009, and a $423.4 million facility which was drawn to redeem Clear Channel’s outstanding 4.25% senior notes in May 2009.
The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with:

•	50% (which percentage will be reduced to 25% and to 0% based upon the Company’s leverage ratio) of the Company’s annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and revolving credit loans (to the extent accompanied by a permanent reduction of the commitment) and subject to customary credits;

•	100% (which percentage will be reduced to 75% and 50% based upon the Company’s leverage ratio) of the net cash proceeds of sales or other dispositions by the Company or its wholly-owned restricted subsidiaries (including casualty and condemnation events) of assets other than specified assets subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under the senior secured credit facilities.
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
The Company is required to repay the loans under its term loan facilities, after giving effect to the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes discussed elsewhere in Note G, as follows:
•	the term loan A facility will amortize in quarterly installments commencing on the third interest payment date after the fourth anniversary of the closing date of the merger in annual amounts equal to 4.7% of the original funded principal amount of such facility in year four, 10% thereafter, with the balance being payable on the final maturity date (July 2014) of such term loans; and

•	the term loan B facility and delayed draw facilities will be payable in full on the final maturity date (January 2016) of such term loans; and

•	the term loan C facility will amortize in quarterly installments on the first interest payment date after the third anniversary of the closing date of the merger, in annual amounts equal to 2.5% of the original funded principal amount of such facilities in years four and five and 1% thereafter, with the balance being payable on the final maturity date (January 2016) of such term loans.
The Company is required to repay all borrowings under the receivables based facility and the revolving credit facility at their final maturity in July 2014.
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
The senior secured credit facilities contain a financial covenant that requires Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time. Clear Channel’s senior secured debt consists of the senior secured facilities, the receivables based credit facility and certain other secured subsidiary debt. The Company was in compliance with this covenant as of December 31, 2009.
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
Senior Cash Pay Notes and Senior Toggle Notes
Clear Channel has outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $915.2 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.
The senior toggle notes mature on August 1, 2016 and may require a special redemption of up to $30.0 million on August 1, 2015. The Company may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.
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
Subsidiary Senior Notes
In December 2009, Clear Channel Worldwide Holdings, Inc. (“CCWH”), an indirect wholly-owned subsidiary of the Company’s publicly traded subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (collectively, the “Notes”). The Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”), a wholly-owned subsidiary of CCOH, and certain other existing and future domestic subsidiaries of CCOH (collectively, the “Guarantors”).
The Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the Notes will rank pari passu in right of payment to all unsubordinated indebtedness of the Guarantors.
The indentures governing the Notes require the Company to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications, Inc., for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.
In addition, interest on the Notes accrues daily and is payable into an account established by the trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by CCOH or any of its Subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications, Inc. and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the Notes.
The indenture governing the Series A Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:
•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries (other than CCOH) or issue certain preferred stock;

•	create liens on its restricted subsidiaries assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel Communications and its subsidiaries (other than CCOH).
The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.
The indenture governing the Series B Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, repurchase or retire CCOH’s subordinated debt;

•	make certain investments;

•	create liens on its or its restricted subsidiaries’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the Notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries;

•	designate its subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

•	purchase or otherwise effectively cancel or retire any of the Series B Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250. This stipulation ensures, among other things, that as long as the Series A Notes are outstanding, the Series B Notes are outstanding.
The Series B Notes indenture restricts CCOH’s ability to incur additional indebtedness and pay dividends based on an incurrence test. In order to incur additional indebtedness, CCOH’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. Similarly in order for CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales, its debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. If these ratios are not met, CCOH has certain exceptions that allow it to incur additional indebtedness and pay dividends, such as a $500.0 million exception for the payment of dividends. CCOH was in compliance with these covenants as of December 31, 2009.
A portion of the proceeds of the Notes were used to (i) pay the fees and expenses of the Notes offering, (ii) fund $50.0 million of the Liquidity Amount (the $50.0 million liquidity amount of the non-guarantor subsidiaries was satisfied) and (iii) applied $2.0 billion of the cash proceeds (which amount is equal to the aggregate principal amount of the Series B Notes) to repay an equal amount of indebtedness under Clear Channel’s senior secured credit facilities. In accordance with the senior secured credit facilities, the $2.0 billion cash proceeds were applied ratably to the Term Loan A, Term Loan B, both delayed draw term loan facilities, and within each such class, such prepayment was applied to remaining scheduled installments of principal. The Company recorded a loss of $29.3 million in “Other income (expense) – net” related to deferred loan costs associated with the retired senior secured debt.
The balance of the proceeds is available to CCOI for general corporate purposes. In this regard, all of the remaining proceeds could be used to pay dividends from CCOI to CCOH. In turn, CCOH could declare a dividend to its shareholders, of which Clear Channel would receive its proportionate share. Payment of such dividends would not be prohibited by the terms of the Notes or any of the loan agreements or credit facilities of CCOI or CCOH.
Debt Repurchases, Tender Offers, Maturities and Other
During 2009 and 2008, CC Finco, LLC, and CC Finco II, LLC, both indirect wholly-owned subsidiaries of the Company, repurchased certain of Clear Channel’s outstanding senior notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below. Notes repurchased and held by CC Finco, LLC and CC Finco II, LLC are eliminated in consolidation.

	Year Ended December 31,
	2009	2008
(In thousands)	Post-Merger	Post-Merger
CC Finco, LLC
Principal amount of debt repurchased	$801,302	$102,241
Purchase accounting adjustments (1)	(146,314)	(24,367)
Deferred loan costs and other	(1,468)	—
Gain recorded in “Other income (expense) — net” (2)	(368,591)	(53,449)

Cash paid for repurchases of long-term debt	$284,929	$24,425

CC Finco II, LLC
Principal amount of debt repurchased (3)	$433,125	$—
Deferred loan costs and other	(813)	—
Gain recorded in “Other income (expense) — net” (2)	(373,775)	—

Cash paid for repurchases of long-term debt	$58,537	$—

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)	CC Finco, LLC, and CC Finco II, LLC, repurchased certain of Clear Channel’s legacy notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

(3)	CC Finco II, LLC immediately cancelled these notes subsequent to the purchase.
On January 15, 2008, Clear Channel redeemed its 4.625% senior notes at their maturity for $500.0 million with proceeds from its bank credit facility. On June 15, 2008, Clear Channel redeemed its 6.625% Senior Notes at their maturity for $125.0 million with available cash on hand.
Clear Channel terminated its cross currency swaps on July 30, 2008 by paying the counterparty $196.2 million from available cash on hand.
On August 7, 2008, Clear Channel announced that it commenced a cash tender offer and consent solicitation for its outstanding $750.0 million principal amount of 7.65% senior notes due 2010. The tender offer and consent payment expired on September 9, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $363.9 million. Clear Channel recorded a $21.8 million loss in “Other income (expense) — net” during the pre-merger period as a result of the tender.
Clear Channel repurchased $639.2 million aggregate principal amount of the AMFM Operating Inc. 8% senior notes pursuant to a tender offer and consent solicitation in connection with the merger. The remaining 8% senior notes were redeemed at maturity on November 1, 2008. The aggregate loss on the extinguishment of debt recorded in “Other income (expense) — net” in 2008 as a result of the tender offer for the AMFM Operating Inc. 8% notes was $8.0 million.
On November 24, 2008, Clear Channel announced that it commenced another cash tender offer to purchase its outstanding 7.65% Senior Notes due 2010. The tender offer and consent payment expired on December 23, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $252.4 million. The Company recorded an aggregate gain on the extinguishment of debt of $74.7 million in “Other income (expense) — net” during the post-merger period as a result of the tender offer for the 7.65% senior notes due 2010.
During the second quarter of 2009, the Company redeemed the remaining principal amount of Clear Channel’s 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose.

Future maturities of long-term debt at December 31, 2009 are as follows:

(In thousands)
2010	$403,233
2011	873,035
2012	267,658
2013	457,355
2014	3,715,271
Thereafter	15,773,439

Total (1)	$21,489,991

(1)	Excludes a negative purchase accounting fair value adjustment of $788.1 million, which is amortized through interest expense over the life of the underlying debt obligations.
NOTE H — FINANCIAL INSTRUMENTS
Interest Rate Swaps
The Company’s aggregate $6.0 billion notional amount interest rate swap agreements are designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income. Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings. No ineffectiveness was recorded in earnings related to these interest rate swaps.
The Company entered into the swaps to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest rate changes on future interest expense. The Company assesses at inception, and on an ongoing basis, whether its interest rate swap agreements are highly effective in offsetting changes in the interest expense of its floating rate debt. A derivative that is not a highly effective hedge does not qualify for hedge accounting.
The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its interest rate swaps. The Company may be exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps. However, the Company considers this risk to be low. If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive income is recognized currently in income.
Secured Forward Exchange Contracts
Clear Channel terminated its secured forward exchange contracts effective June 13, 2008, receiving net proceeds of $15.2 million. A net gain of $27.0 million was recorded in the pre-merger period in “Gain (loss) on marketable securities” related to terminating the contracts and selling the underlying AMT shares.
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
NOTE I — FAIR VALUE MEASUREMENTS
The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, codified in ASC 820-10, on January 1, 2008 and began to apply its recognition and disclosure provisions to its financial assets and financial liabilities that are remeasured at fair value at least annually. ASC 820-10-35 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company’s marketable equity securities and interest rate swaps are measured at fair value on each reporting date.
The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at December 31, 2009 and 2008 was $38.9 million and $27.1 million, respectively.
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
The table below shows the balance sheet classification and fair value of the Company’s interest rate swaps designated as hedging instruments:

(In thousands)
Classification as of December 31, 2009	Fair Value	Classification as of December 31, 2008	Fair Value

Other long-term liabilities	$237,235	Other long-term liabilities	$118,785
The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

(In thousands)	Accumulated other comprehensive loss
Balance at January 1, 2009	$75,079
Other comprehensive loss	74,100

Balance at December 31, 2009	$149,179

NOTE J — COMMITMENTS AND CONTINGENCIES
The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC Topic 840, Leases.
The Company considers its non-cancelable contracts that enable it to display advertising on buses, taxis, trains, bus shelters, etc. to be leases in accordance with the guidance in ASC 840-10. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis. If the rental increases are not scheduled in the lease, for example an increase based on the CPI, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.

The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 840-10. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
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
As of December 31, 2009, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
(In thousands)	Operating Leases	Contracts	Expenditures
2010	$367,524	$541,683	$67,372
2011	311,768	447,708	32,274
2012	276,486	301,221	13,364
2013	250,836	232,136	9,970
2014	217,308	191,048	9,867
Thereafter	1,225,651	580,815	3,415

Total	$2,649,573	$2,294,611	$136,262

Rent expense charged to continuing operations for the year ended December 31, 2009 was $1.13 billion. Rent expense charged to continuing operations for the post-merger period from July 31, 2008 to December 31, 2008 and the pre-merger period from January 1, 2008 to July 30, 2008 was $526.6 million and $755.4 million, respectively. Rent expense charged to continuing operations for the pre-merger year ended December 31, 2007 was $1.2 billion.
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
Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2009, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2009, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
NOTE K — GUARANTEES
At December 31, 2009, the Company guaranteed $39.9 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of December 31, 2009, no amounts were outstanding under these agreements.
As of December 31, 2009, the Company had outstanding commercial standby letters of credit and surety bonds of $175.7 million and $95.2 million, respectively. Letters of credit in the amount of $67.5 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.
These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.
NOTE L — INCOME TAXES
 Significant components of the provision for income tax expense (benefit) are as follows:

		Period from July 31	Period from January
	Year ended December	through December	1 through July 30,	Year ended December
	31, 2009	31, 2008	2008	31, 2007
(In thousands)	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
Current — Federal	$(104,539)	$(100,578)	$(6,535)	$187,700
Current — foreign	15,301	15,755	24,870	43,776
Current — state	13,109	8,094	8,945	21,434

Total current (benefit) expense	(76,129)	(76,729)	27,280	252,910

Deferred — Federal	(366,024)	(555,679)	145,149	175,524
Deferred — foreign	(30,399)	(17,762)	(12,662)	(1,400)
Deferred — state	(20,768)	(46,453)	12,816	14,114

Total deferred (benefit) expense	(417,191)	(619,894)	145,303	188,238

Income tax (benefit) expense	$(493,320)	$(696,623)	$172,583	$441,148

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	Post-Merger
(In thousands)	2009	2008
Deferred tax liabilities:
Intangibles and fixed assets	$2,074,925	$2,332,924
Long-term debt	530,519	352,057
Foreign	62,661	87,654
Equity in earnings	36,955	27,872
Investments	18,067	15,268
Other	17,310	25,836

Total deferred tax liabilities	2,740,437	2,841,611

Deferred tax assets:
Accrued expenses	117,041	129,684
Unrealized gain in marketable securities	22,126	29,438
Net operating loss/Capital loss carryforwards	365,208	319,530
Bad debt reserves	11,055	28,248
Deferred Income	717	976
Other	27,701	17,857

Total gross deferred tax assets	543,848	525,733
Less: Valuation allowance	3,854	319,530

Total deferred tax assets	539,994	206,203

Net deferred tax liabilities	$2,200,443	$2,635,408

Included in the Company’s net deferred tax liabilities are $19.6 million and $43.9 million of current net deferred tax assets for 2009 and 2008, respectively. The Company presents these assets in “Other current assets” on its consolidated balance sheets. The remaining $2.2 billion and $2.7 billion of net deferred tax liabilities for 2009 and 2008, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.
For the year ended December 31, 2009, the Company recorded certain impairment charges that are not deductible for tax purposes and resulted in a reduction of deferred tax liabilities of approximately $379.6 million. Additional decreases in net deferred tax liabilities are as a result of increases in deferred tax assets associated with current period net operating losses. The Company is able to utilize those losses through either carrybacks to prior years as a result of the November 6, 2009, tax law change and expanded loss carryback provisions provided by the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) or based on our expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back. Increases in 2009 deferred tax liabilities of approximately $338.9 million are as a result of the deferral of certain discharge of indebtedness income, for income tax purposes, resulting from the reacquisition of business indebtedness (see Note G). These gains are allowed to be deferred for tax purposes and recognized in future periods beginning in 2014 through 2019, as provided by the American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009.
At December 31, 2009, net deferred tax liabilities include a deferred tax asset of $23.2 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire tax benefit currently reflected in its balance sheet.
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
The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, permits and tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company no longer amortizes FCC licenses and permits. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits. As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.
The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax expense (benefit) is:

	Post-merger year ended		Post-merger period ended		Pre-merger period ended		Pre-merger year ended
	December 31, 2009		December 31, 2008		July 30, 2008		December 31, 2007
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory rates	$(1,589,825)	35%	$(2,008,040)	35%	$205,108	35%	$448,298	35%
State income taxes, net of Federal tax benefit	(7,660)	0%	(38,359)	1%	21,760	4%	35,548	3%
Foreign taxes	92,648	(2%)	95,478	(2%)	(29,606)	(5%)	(8,857)	(1%)
Nondeductible items	3,317	(0%)	1,591	(0%)	2,464	0%	6,228	0%
Changes in valuation allowance and other estimates	(54,579)	1%	53,877	(1%)	(32,256)	(6%)	(34,005)	(3%)
Impairment charge	1,050,535	(23%)	1,194,182	(21%)	—	—	—	—
Other, net	12,244	(0%)	4,648	(0%)	5,113	1%	(6,064)	(0%)

	$(493,320)	11%	$(696,623)	12%	$172,583	29%	$441,148	34%

A tax benefit was recorded for the post-merger period ended December 31, 2009 of 11%. The effective tax rate for the post-merger period was primarily impacted by the goodwill impairment charges which are not deductible for tax purposes (see Note D). In addition, the Company was unable to benefit tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. These impacts were partially offset by the reversal of valuation allowances on certain net operating losses as a result of the Company’s ability to utilize those losses through either carrybacks to prior years or based on our expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back.
A tax benefit was recorded for the post-merger period ended December 31, 2008 of 12% and reflects the Company’s ability to recover a limited amount of the Company’s prior period tax liabilities through certain net operating loss carrybacks. The effective tax rate for the 2008 post-merger period was primarily impacted by the goodwill impairment charges which are not deductible for tax purposes (see Note D). In addition, the Company recorded a valuation allowance on certain net operating losses generated during the post-merger period that are not able to be carried back to prior years. The effective tax rate for the 2008 pre-merger period was primarily impacted by the tax effect of the disposition of certain radio broadcasting assets and investments.
During 2007, Clear Channel utilized approximately $2.2 million of net operating loss carryforwards, the majority of which were generated by certain acquired companies prior to their acquisition by Clear Channel. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense for the year ended December 31, 2007. Clear Channel’s effective income tax rate for 2007 was 34.4% as compared to 41.2% for 2006. For 2007, the effective tax rate was primarily affected by the recording of current tax benefits of approximately $45.7 million related to the settlement of several tax positions with the Internal Revenue Service (“IRS”) for the 1999 through 2004 tax years and deferred tax benefits of approximately $14.6 million related to the release of valuation allowances for the use of certain capital loss carryforwards. These tax benefits were partially offset by additional current tax expense being recorded in 2007 due to an increase in Income (loss) before income taxes of $139.6 million.
The remaining Federal net operating loss carryforwards of $996.7 million expires in various amounts from 2020 to 2029.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2009 and 2008 was $70.7 million and $53.5 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2009 and 2008 was $308.3 million and $267.8 million, respectively, and is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheets. Of this total, $308.3 million at December 31, 2009 represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods.

	Post-merger year ended	Post-merger period	Pre-merger period ended
	December 31,	ended December 31,	July 30,
Unrecognized Tax Benefits (In thousands)	2009	2008	2008
Balance at beginning of period	$214,309	$207,884	$194,060
Increases for tax position taken in the current year	3,347	35,942	8,845
Increases for tax positions taken in previous years	33,892	3,316	7,019
Decreases for tax position taken in previous years	(4,629)	(20,564)	(1,764)
Decreases due to settlements with tax authorities	(203)	(9,975)	(276)
Decreases due to lapse of statute of limitations	(9,199)	(2,294)	—

Balance at end of period	$237,517	$214,309	$207,884

The Company and its subsidiaries file income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. During 2009, the Company increased its unrecognized tax benefits for issues in prior years as a result of certain ongoing examinations in both the United States and certain foreign jurisdictions. In addition, the Company released certain unrecognized tax benefits in certain foreign jurisdictions as a result of the lapse of the statute of limitations for certain tax years. During 2008, the Company favorably settled certain issues in foreign jurisdictions that resulted in the decrease in unrecognized tax benefits. In addition, as a result of the currency fluctuations during 2008, the balance of unrecognized tax benefits decreased approximately $12.0 million. The Internal Revenue Service (“IRS”) is currently auditing the Company’s 2007 and 2008 pre and post merger periods. The company is currently in appeals with the IRS for the 2005 and 2006 tax years. The Company expects to settle certain state examinations during the next twelve months. The Company has reclassed the estimated amount of such settlements to “Accrued expenses” on the Company’s consolidated balance sheets. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2000.
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

Vesting of certain Clear Channel stock options and restricted stock awards was accelerated upon closing of the merger. As a result, except for certain executive officers and holders of certain options that could not, by their terms, be cancelled prior to their stated expiration date, holders of stock options received cash or, if elected, an amount of Company stock, in each case equal to the intrinsic value of the awards based on a market price of $36.00 per share. Holders of restricted stock awards received $36.00 per share in cash or a share of Company stock per share of Clear Channel restricted stock. Approximately $39.2 million of share-based compensation was recognized in the pre-merger period as a result of the accelerated vesting of the stock options and restricted stock awards.
Dividends
Clear Channel did not declare dividends in 2008 or 2009. The Company has never paid cash dividends on its Class A common stock, and currently does not intend to pay cash dividends on its Class A common stock in the future. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.
Prior to the merger, Clear Channel’s Board of Directors declared a quarterly cash dividend of $93.4 million on December 3, 2007 and paid on January 15, 2008.
Share-Based Payments
Stock Options
The Company has granted options to purchase its Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with the Company or one of its affiliates. Approximately one-third of the options granted vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over five years if certain predetermined performance targets are met. The equity incentive plan contains antidilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10. The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model. Expected volatilities were based on implied volatilities from traded options on peer companies, historical volatility on peer companies’ stock, and other factors. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The Company used historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of these options:

	2009	2008
Expected volatility	58%	58%
Expected life in years	5.5 – 7.5	5.5 –7.5
Risk-free interest rate	2.30% –3.26%	3.46% – 3.83%
Dividend yield	0%	0%

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2009 (“Price” reflects the weighted average exercise price per share):

			Weighted Average
			Remaining	Aggregate
(In thousands, except per share data)	Options	Price	Contractual Term	Intrinsic Value
Outstanding, January 1, 2009	7,751	$35.70
Granted (1)	491	36.00
Exercised	—	n/a
Forfeited	(1,797)	36.00
Expired	(285)	46.01

Outstanding, December 31, 2009 (2)	6,160	35.15	8.5 years	$0

Exercisable	808	29.55	7.3 years	0
Expect to Vest	2,191	36.00	8.7 years	0

(1)	The weighted average grant date fair value of options granted during the year ended December 31, 2009 was $0.12 per share.

(2)	Non-cash compensation expense has not been recorded with respect to 3.4 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.
A summary of the Company’s unvested options and changes during the year ended December 31, 2009 is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Unvested, January 1, 2009	7,354	$21.20
Granted	491	0.12
Vested	(696)	6.38
Forfeited	(1,797)	13.72

Unvested, December 31, 2009	5,352	19.29

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
On July 30, 2008, the Company granted 555,556 shares of restricted stock to each its Chief Executive Officer and Chief Financial Officer under its 2008 Incentive Plan. The aggregate fair value of these awards was $40.0 million, based on the market value of a share of the Company’s Class A common stock on the grant date, or $36.00 per share. These Class A common shares are subject to restrictions on their transferability, which lapse ratably over a term of five years and will be forfeited, except in certain circumstances, in the event the employee terminates his employment or relationship with the Company prior to the lapse of the restriction. The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2009 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding January 1,2009	1,887	$36.00
Granted	—	n/a
Vested (restriction lapsed)	(474)	36.00
Forfeited	(36)	36.00

Outstanding, December 31, 2009	1,377	36.00

Subsidiary Share-Based Awards
Subsidiary Stock Options
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

	Post-Merger		Pre-Merger
		Period from	Period from
		July 31	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	July 30,	December 31,
	2009	2008	2008	2007
Expected volatility	58%	n/a	27%	27%
Expected life in years	5.5 — 7.0	n/a	5.5 — 7.0	5.0 — 7.0
Risk-free interest rate	2.31% — 3.25%	n/a	3.24% — 3.38%	4.76% — 4.89%
Dividend yield	0%	n/a	0%	0%

The following table presents a summary of CCO’s stock options outstanding at and stock option activity during the year ended December 31, 2009 (“Price” reflects the weighted average exercise price per share):

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Post-Merger
Outstanding, January 1, 2009	7,713	$22.03
Granted (1)	2,388	5.92
Exercised (2)	—	n/a
Forfeited	(167)	17.37
Expired	(894)	24.90

Outstanding, December 31, 2009	9,040	17.58	6.0 years	$10,502

Exercisable	3,417	22.82	3.7 years	0
Expect to vest	5,061	14.66	7.4 years	9,095

(1)	The weighted average grant date fair value of CCO options granted during the post-merger year ended December 31, 2009 was $3.38 per share. The weighted average grant date fair value of CCO options granted during the pre-merger prior from January 1, 2008 through July 30, 2008 was $7.10 per share. The weighted average grant date fair value of CCO options granted during the pre-merger year ended December 31, 2007 was $11.05 per share.

(2)	No CCO options exercised during the post-merger year ended December 31, 2009. Cash received from CCO option exercises during the pre-merger period from January 1, 2008 through July 30, 2008, was $4.3 million. Cash received from CCO option exercises during the pre-merger year ended December 31, 2007, was $10.8 million. The total intrinsic value of CCO options exercised during the pre-merger period from January 1, 2008 through July 30, 2008, was $0.7 million. The total intrinsic value of CCO options exercised during the pre-merger year ended December 31, 2007 was $2.0 million.
A summary of CCO’s nonvested options at and changes during the year ended December 31, 2009, is presented below:

		Weighted Average
(In thousands, except per share data)	Options	Grant Date Fair Value
Nonvested, January 1, 2009	4,734	$7.40
Granted	2,388	3.38
Vested (1)	(1,332)	7.43
Forfeited	(167)	6.43

Nonvested, December 31, 2009	5,623	5.71

(1)	The total fair value of CCO options vested during the post-merger year ended December 31, 2009 was $9.9 million. The total fair value of CCO options vested during the pre-merger period from January 1, 2008 through July 30, 2008 was $5.7 million. The total fair value of CCO options vested during the post-merger period from July 31 through December 31, 2008 was $2.3 million. The total fair value of CCO options vested during the pre-merger year ended December 31, 2007 was $2.0 million.
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

The following table presents a summary of CCO’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2009 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Post-Merger
Outstanding, January 1, 2009	351	$24.54
Granted	150	9.03
Vested (restriction lapsed)	(122)	24.90
Forfeited	(14)	22.11

Outstanding, December 31, 2009	365	18.14

Share-Based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the year ended December 31, 2009, five months ended December 31, 2008, the seven months ended July 30, 2008 and the year ended December 31, 2007:

	Post-Merger		Pre-Merger
	Year Ended	July 31 -	January 1 -	Year Ended
	December 31,	December	July 30,	December
(In thousands)	2009	31, 2008	2008	31, 2007
Direct operating expenses	$11,361	$4,631	$21,162	$16,975
Selling, general & administrative expenses	7,304	2,687	21,213	14,884
Corporate expenses	21,121	8,593	20,348	12,192

Total share based compensation expense	$39,786	$15,911	$62,723	$44,051

As of December 31, 2009, there was $83.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over three years. In addition, as of December 31, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Reconciliation of Earnings (Loss) per Share

	Post-Merger		Pre-Merger
		Period from	Period from
	Year ended	July 31 through	January 1	Year ended
	December 31,	December 31,	through July 30,	December
(In thousands, except per share data)	2009	2008	2008	31, 2007
NUMERATOR:
Income (loss) before discontinued operations attributable to the Company — common shares	$(4,034,086)	$(5,041,998)	$1,036,525	$938,507
Less: Participating securities dividends	6,799	—	—	—
Less: Income (loss) from discontinued operations, net	—	(1,845)	640,236	145,833

Net income (loss) from continuing operations attributable to the Company	(4,040,885)	(5,040,153)	396,289	792,674
Less: Income (loss) before discontinued operations attributable to the Company — unvested shares	—	—	2,333	4,786

Net income (loss) before discontinued operations attributable to the Company per common share — basic and diluted	$(4,040,885)	$(5,040,153)	$393,956	$787,888

DENOMINATOR:
Weighted average common shares — basic	81,296	81,242	495,044	494,347

Effect of dilutive securities:
Stock options and common stock warrants (1)	—	—	1,475	1,437

Denominator for net income (loss) per common share — diluted	81,296	81,242	496,519	495,784

Net income (loss) per common share:
Income (loss) attributable to the Company before discontinued operations — basic	$(49.71)	$(62.04)	$.80	$1.59
Discontinued operations — basic	—	(.02)	1.29	.30

Net income (loss) attributable to the Company — basic	$(49.71)	$(62.06)	$2.09	$1.89

Income (loss) attributable to the Company before discontinued operations — diluted	$(49.71)	$(62.04)	$.80	$1.59
Discontinued operations — diluted	—	(.02)	1.29	.29

Net income (loss) attributable to the Company — diluted	$(49.71)	$(62.06)	$2.09	$1.88

(1)	6.2 million, 7.6 million, 7.8 million, and 22.2 million stock options were outstanding at December 31, 2009, July 30, 2008, December 31, 2008, and December 31, 2007 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

NOTE N — EMPLOYEE STOCK AND SAVINGS PLANS
The Company has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and the Company will match a portion of such an employee’s contribution. Employees vest in these Company matching contributions based upon their years of service to the Company. Contributions from continuing operations to these plans of $23.0 million for the year ended December 31, 2009, $12.4 million for the post-merger period ended December 31, 2008 and $17.9 million for the pre-merger period ended July 30, 2008, were charged to expense. Contributions from continuing operations to these plans of $39.1 million were charged to expense for the year ended December 31, 2007. As of April 30, 2009, the Company suspended the matching contribution.
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
Clear Channel offered a non-qualified deferred compensation plan for its highly compensated executives, under which such executives were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. Clear Channel accounted for the plan in accordance with the provisions of ASC 710-10, Compensation—General. Clear Channel terminated this plan upon the closing of the merger and the related asset and liability of approximately $38.4 million were settled.
The Company offers a non-qualified deferred compensation plan for its highly compensated executives, under which such executives are able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company accounts for the plan in accordance with the provisions of ASC 710-10. Matching credits on amounts deferred may be made in the Company’s sole discretion and the Company retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any Company matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan. In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset and liability under the deferred compensation plan at December 31, 2009 was approximately $9.9 million recorded in “Other assets” and $9.9 million recorded in “Other long-term liabilities”, respectively. The asset and liability under the deferred compensation plan at December 31, 2008 were approximately $2.5 million recorded in “Other assets” and $2.5 million recorded in “Other long-term liabilities”, respectively.
NOTE O — OTHER INFORMATION

	Post-Merger		Pre-Merger
		Period from	Period from
	Year ended	July 31 through	January 1	Year ended
	December 31,	December 31,	through July 30,	December 31,
(In thousands)	2009	2008	2008	2007
The following details the components of “Other income (expense) — net”:
Foreign exchange gain (loss)	$(15,298)	$21,323	$7,960	$6,743
Gain (loss) on early redemption of debt, net	713,034	108,174	(13,484)	—
Other	(18,020)	2,008	412	(1,417)

Total other income (expense) — net	$679,716	$131,505	$(5,112)	$5,326

	Post-Merger		Pre-Merger
		Period from
		July 31	Period from
	Year ended	through	January 1	Year ended
	December 31,	December 31,	through July 30,	December 31,
(In thousands)	2009	2008	2008	2007
The following details the deferred income tax (asset) liability on items of other comprehensive income (loss):
Foreign currency translation adjustments	$16,569	$(20,946)	$(24,894)	$(16,233)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	$6,743	$—	$(27,047)	$(5,155)
Unrealized gain (loss) on cash flow derivatives	$(44,350)	$(43,706)	$—	$(1,035)

	Post-Merger
	As of December 31,
(In thousands)	2009	2008
The following details the components of “Other current assets”:
Inventory	$25,838	$28,012
Deferred tax asset	19,581	43,903
Deposits	20,064	7,162
Other prepayments	51,700	53,280
Deferred loan costs	55,479	29,877
Other	82,613	53,339

Total other current assets	$255,275	$215,573

	Post-Merger
	As of December 31,
(In thousands)	2009	2008
The following details the components of “Other assets”:
Prepaid expenses	$988	$125,768
Deferred loan costs	251,938	295,143
Deposits	11,225	27,943
Prepaid rent	87,960	92,171
Other prepayments	16,028	16,685
Non-qualified plan assets	9,919	2,550

Total other assets	$378,058	$560,260

	Post-Merger
	As of December 31,
(In thousands)	2009	2008
The following details the components of “Other long-term liabilities”:
Unrecognized tax benefits	$301,496	$266,852
Asset retirement obligation	51,301	55,592
Non-qualified plan liabilities	9,919	2,550
Interest rate swap	237,235	118,785
Deferred income	17,105	9,346
Other	207,498	122,614

Total other long-term liabilities	$824,554	$575,739

	Post-Merger
	As of December 31,
(In thousands)	2009	2008
The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$(202,529)	$(332,750)
Cumulative unrealized gain (losses) on securities	(85,995)	(88,813)
Reclassification adjustments	104,394	95,113
Cumulative unrealized gain (losses) on cash flow derivatives	(149,179)	(75,079)

Total accumulated other comprehensive income (loss)	$(333,309)	$(401,529)

NOTE P — SEGMENT DATA
The Company’s reportable operating segments, which it believes best reflects how the Company is currently managed, are radio broadcasting, Americas outdoor advertising and international outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of our operations primarily in the United States, Canada and Latin America, with approximately 91% of its 2009 revenue in this segment derived from the United States. The international outdoor segment includes operations in Europe, the U.K., Asia and Australia. The Americas and international display inventory consists primarily of billboards, street furniture displays and transit displays. The other category includes our media representation firm as well as other general support services and initiatives which are ancillary to our other businesses. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

					Corporate
		Americas	International		and other
	Radio	Outdoor	Outdoor		reconciling
(In thousands)	Broadcasting	Advertising	Advertising	Other	items	Eliminations	Consolidated
Post-Merger Year Ended December 31, 2009
Revenue	$2,736,404	$1,238,171	$1,459,853	$200,467	$—	$(82,986)	$5,551,909
Direct operating expenses	901,799	608,078	1,017,005	98,829	—	(42,448)	2,583,263
Selling, general and administrative expenses	933,505	202,196	282,208	89,222	—	(40,538)	1,466,593
Depreciation and amortization	261,246	210,280	229,367	56,379	8,202	—	765,474
Corporate expenses	—	—	—	—	253,964	—	253,964
Impairment charges	—	—	—	—	4,118,924	—	4,118,924
Other operating expense — net	—	—	—	—	(50,837)	—	(50,837)

Operating income (loss)	$639,854	$217,617	$(68,727)	$(43,963)	$(4,431,927)	$—	$(3,687,146)

Intersegment revenues	$31,974	$2,767	$—	$48,245	$—	$—	$82,986
Identifiable assets	$8,601,490	$4,722,975	$2,216,691	$771,346	$1,734,599	$—	$18,047,101
Capital expenditures	$41,880	$84,440	$91,513	$322	$5,637	$—	$223,792
Share-based payments	$8,276	$7,977	$2,412	$—	$21,121	$—	$39,786

					Corporate
		Americas	International		and other
	Radio	Outdoor	Outdoor		reconciling
(In thousands)	Broadcasting	Advertising	Advertising	Other	items	Eliminations	Consolidated
Post-Merger Period from July 31, 2008 through December 31, 2008
Revenue	$1,355,894	$587,427	$739,797	$97,975	$—	$(44,152)	$2,736,941
Direct operating expenses	409,090	276,602	486,102	46,193	—	(19,642)	1,198,345
Selling, general and administrative expenses	530,445	114,260	147,264	39,328	—	(24,510)	806,787
Depreciation and amortization	90,166	90,624	134,089	24,722	8,440	—	348,041
Corporate expenses	—	—	—	—	102,276	—	102,276
Merger expenses	—	—	—	—	68,085	—	68,085
Impairment charges	—	—	—	—	5,268,858	—	5,268,858
Other operating income — net	—	—	—	—	13,205	—	13,205

Operating income (loss)	$326,193	$105,941	$(27,658)	$(12,268)	$(5,434,454)	$—	$(5,042,246)

Intersegment revenues	$15,926	$3,985	$—	$24,241	$—	$—	$44,152
Identifiable assets	$11,905,689	$5,187,838	$2,409,652	$1,016,073	$606,211	$—	$21,125,463
Capital expenditures	$24,462	$93,146	$66,067	$2,567	$4,011	$—	$190,253
Share-based payments	$3,399	$3,012	$797	$110	$8,593	$—	$15,911

Pre-Merger Period from January 1, 2008 through July 30, 2008
Revenue	$1,937,980	$842,831	$1,119,232	$111,990	$—	$(60,291)	$3,951,742
Direct operating expenses	570,234	370,924	748,508	46,490	—	(30,057)	1,706,099
Selling, general and administrative expenses	652,162	138,629	206,217	55,685	—	(30,234)	1,022,459
Depreciation and amortization	62,656	117,009	130,628	28,966	9,530	—	348,789
Corporate expenses	—	—	—	—	125,669	—	125,669
Merger expenses	—	—	—	—	87,684	—	87,684
Other operating income — net	—	—	—	—	14,827	—	14,827

Operating income (loss)	$652,928	$216,269	$33,879	$(19,151)	$(208,056)	$—	$675,869

Intersegment revenues	$23,551	$4,561	$—	$32,179	$—	$—	$60,291
Identifiable assets	$11,667,570	$2,876,051	$2,704,889	$558,638	$656,616	$—	$18,463,764
Capital expenditures	$37,004	$82,672	$116,450	$1,609	$2,467	$—	$240,202
Share-based payments	$34,386	$5,453	$1,370	$1,166	$20,348	$—	$62,723

					Corporate
		Americas	International		and other
	Radio	Outdoor	Outdoor		reconciling
(In thousands)	Broadcasting	Advertising	Advertising	Other	items	Eliminations	Consolidated
Pre-Merger Year Ended December 31, 2007
Revenue	$3,558,534	$1,485,058	$1,796,778	$207,704	$—	$(126,872)	$6,921,202
Direct operating expenses	982,966	590,563	1,144,282	78,513	—	(63,320)	2,733,004
Selling, general and administrative expenses	1,190,083	226,448	311,546	97,414	—	(63,552)	1,761,939
Depreciation and amortization	107,466	189,853	209,630	43,436	16,242	—	566,627
Corporate expenses	—	—	—	—	181,504	—	181,504
Merger expenses	—	—	—	—	6,762	—	6,762
Other operating income — net	—	—	—	—	14,113	—	14,113

Operating income (loss)	$1,278,019	$478,194	$131,320	$(11,659)	$(190,395)	$—	$1,685,479

Intersegment revenues	$44,666	$13,733	$—	$68,473	$—	$—	$126,872
Identifiable assets	$11,732,311	$2,878,753	$2,606,130	$736,037	$345,404	$—	$18,298,635
Capital expenditures	$78,523	$142,826	$132,864	$2,418	$6,678	$—	$363,309
Share-based payments	$22,226	$7,932	$1,701	$—	$12,192	$—	$44,051
Revenue of $1.6 billion, $799.8 million, $1.2 billion, and $1.9 billion derived from the Company’s foreign operations are included in the data above for the year ended December 31, 2009, the post-merger period from July 31, 2008 through December 31, 2008, the pre-merger period January 1, 2008 through July 30, 2008, and the pre-merger year ended December 31, 2007, respectively. Identifiable assets of $2.5 billion, $2.6 billion, $2.9 billion, and $2.9 billion derived from foreign operations are included in the data above for the year ended December 31, 2009, the post-merger five months ended December 31, 2008, the pre-merger seven months ended July 30, 2008, and the pre-merger year ended December 31, 2007, respectively.

NOTE Q — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
(In thousands, except per share data)	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger	Post-Merger	Combined(3)	Post-Merger	Post-Merger
Revenue	$1,207,987	$1,564,207	$1,437,865	$1,831,078	$1,393,973	$1,684,593	$1,512,084	$1,608,805
Operating expenses:
Direct operating expenses	618,349	705,947	637,076	743,485	632,778	730,405	695,060	724,607
Selling, general and administrative expenses	377,536	426,381	360,558	445,734	337,055	441,813	391,444	515,318
Depreciation and amortization	175,559	152,278	208,246	142,188	190,189	162,463	191,480	239,901
Corporate expenses	47,635	46,303	50,087	47,974	79,723	64,787	76,519	68,881
Merger expenses	—	389	—	7,456	—	79,839	—	68,085
Impairment charges (1)	—	—	4,041,252	—	—	—	77,672	5,268,858
Other operating income (expense) — net	(2,894)	2,097	(31,516)	17,354	1,403	(3,782)	(17,830)	12,363

Operating income (loss)	(13,986)	235,006	(3,890,870)	461,595	155,631	201,504	62,079	(5,264,482)
Interest expense	387,053	100,003	384,625	82,175	369,314	312,511	359,874	434,289
Gain (loss) on marketable securities	—	6,526	—	27,736	(13,378)	—	7	(116,552)
Equity in earnings (loss) of nonconsolidated affiliates	(4,188)	83,045	(17,719)	8,990	1,226	4,277	(8)	3,707
Other income (expense) — net	(3,180)	11,787	430,629	(6,086)	222,282	(21,727)	29,985	142,419

Income (loss) before income taxes and discontinued operations	(408,407)	236,361	(3,862,585)	410,060	(3,553)	(128,457)	(267,811)	(5,669,197)

Income tax (expense) benefit (2)	(19,592)	(66,581)	184,552	(125,137)	(89,118)	52,344	417,478	663,414

Income (loss) before discontinued operations	(427,999)	169,780	(3,678,033)	284,923	(92,671)	(76,113)	149,667	(5,005,783)
Income (loss) from discontinued operations, net	—	638,262	—	5,032	—	(4,071)	—	(832)

Consolidated net income (loss)	(427,999)	808,042	(3,678,033)	289,955	(92,671)	(80,184)	149,667	(5,006,615)
Amount attributable to noncontrolling interest	(9,782)	8,389	(4,629)	7,628	(2,816)	10,003	2,277	(9,349)

Net income (loss) attributable to the Company	$(418,217)	$799,653	$(3,673,404)	$282,327	$(89,855)	$(90,187)	$147,390	$(4,997,266)

	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger	Post-Merger	Combined(3)	Post-Merger	Post-Merger
Net income per common share:
Basic:
Income (loss) attributable to the Company before discontinued operations	$(5.15)	$.33	$(45.23)	$.56	$(1.12)	N.A.	$1.71	$(61.50)
Discontinued operations	—	1.29	—	.01	—	N.A.	—	(.01)

Net income (loss) attributable to the Company	$(5.15)	$1.62	$(45.23)	$.57	$(1.12)	N.A.	$1.71	$(61.51)

Diluted:
Income (loss) before discontinued operations	$(5.15)	$.32	$(45.23)	$.56	$(1.12)	N.A.	$1.71	$(61.50)
Discontinued operations	—	1.29	—	.01	—	N.A.	—	(.01)

Net income (loss) attributable to the Company	$(5.15)	$1.61	$(45.23)	$.57	$(1.12)	N.A.	$1.71	$(61.51)

Dividends declared per share	$—	$—	$—	$—	$—	$—	$—	$—
The Company’s Class A common shares are quoted for trading on the OTC Bulletin Board under the symbol CCMO.
(1)	As discussed in Note B, the fourth quarter of 2009 includes a $41.4 million adjustment related to previously recorded impairment charges.
(2)	See Note L for further discussion of the tax benefits recorded in the fourth quarters of 2009 and 2008.
(3)	The third quarter results of operations contain two months of post-merger and one month of pre-merger results, which relate to the period succeeding the merger and the periods preceding the merger, respectively. The Company believes that the presentation on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2009. The following table separates the combined results into the post-merger and pre-merger periods:

	Period from July 31
	through	Period from July 1 through	Three Months ended
	September 30,	July 30,	September 30,
	2008	2008	2008
(In thousands)	Post-Merger	Pre-Merger	Combined
Revenue	$1,128,136	$556,457	$1,684,593
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	473,738	256,667	730,405
Selling, general and administrative expenses (excludes depreciation and amortization)	291,469	150,344	441,813
Depreciation and amortization	108,140	54,323	162,463
Corporate expenses (excludes depreciation and amortization)	33,395	31,392	64,787
Merger expenses	—	79,839	79,839
Gain (loss) on disposition of assets — net	842	(4,624)	(3,782)

Operating income (loss)	222,236	(20,732)	201,504
Interest expense	281,479	31,032	312,511
Equity in earnings of nonconsolidated affiliates	2,097	2,180	4,277
Other income (expense) — net	(10,914)	(10,813)	(21,727)

Income (loss) before income taxes and discontinued operations	(68,060)	(60,397)	(128,457)
Income tax benefit	33,209	19,135	52,344

Income (loss) before discontinued operations	(34,851)	(41,262)	(76,113)
Income (loss) from discontinued operations, net	(1,013)	(3,058)	(4,071)

Consolidated net income (loss)	(35,864)	(44,320)	(80,184)
Amount attributable to noncontrolling interest	8,868	1,135	10,003

Net income (loss) attributable to the Company	$(44,732)	$(45,455)	$(90,187)

Net income (loss) per common share:
Income (loss) attributable to the Company before discontinued operations — Basic	$(.54)	$(.09)
Discontinued operations — Basic	(.01)	—

Net income (loss) attributable to the Company — Basic	$(.55)	$(.09)

Weighted average common shares — Basic	81,242	495,465
Income (loss) attributable to the Company before discontinued operations — Diluted	$(.54)	$(.09)
Discontinued operations — Diluted	(.01)	—

Net income (loss) attributable to the Company — Diluted	$(.55)	$(.09)

Weighted average common shares — Diluted	81,242	495,465

Dividends declared per share	$—	$—

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
The Company is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year. For the year ended December 31, 2009, the Company recognized management fees of $15.0. For the post-merger period ended December 31, 2008, the Company recognized management fees of $6.3 million.
In addition, the Company reimbursed the Sponsors for additional expenses in the amount of $5.5 million for the year ended December 31, 2009.
NOTE S — SUBSEQUENT EVENTS
On January 15, 2010, Clear Channel redeemed its 4.50% senior notes at their maturity for $250.0 million with available cash on hand.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, who joined us effective January 4, 2010, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
CC Media Holdings, Inc.
We have audited CC Media Holdings, Inc.’s (Holdings) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Holdings’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Holdings’ internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Holdings maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holdings as of December 31, 2009 and 2008, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows of Holdings for the year ended December 31, 2009 and for the period from July 31, 2008 through December 31, 2008, the related consolidated statement of operations, shareholders’ equity, and cash flows of Clear Channel Communications, Inc. for the period from January 1, 2008 through July 30, 2008, and for the year ended December 31, 2007, and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
March 16, 2010

ITEM 9B.	Other Information
Not Applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
     The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and all other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

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

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.

ITEM 14.	Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2009, 2008 and 2007 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2007	$56,068	$38,615	$38,711	$3,197	(1)	$59,169

Period from January 1, through July 30, 2008	$59,169	$23,216	$19,679	$2,157	(1)	$64,863

Period from July 31, through December 31, 2008	$64,863	$54,603	$18,703	$(3,399)	(1)	$97,364

Year ended December 31, 2009	$97,364	$52,498	$77,850	$(362)	(1)	$71,650

(1)	Primarily foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance
(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other (1)	Utilization (2)	Adjustments (3)	Period
Year ended December 31, 2007	$553,398	$—	$(77,738)	$41,262	$516,922

Period from January 1, through July 30, 2008	$516,922	$—	$(264,243)	$—	$252,679

Period from July 31, through December 31, 2008	$252,679	$62,114	$3,341	$1,396	$319,530

Year ended December 31, 2009	$319,530	$—	$(7,369)	$(308,307)	$3,854

(1)	During 2008 the Company recorded a valuation allowance on certain net operating losses that are not able to be carried back to prior years.

(2)	During 2007, 2008 and 2009 the Company utilized capital loss carryforwards to offset the capital gains generated in both continuing and discontinued operations from the disposition of primarily broadcast assets and certain investments. The related valuation allowance was released as a result of the capital loss carryforward utilization.

(3)	Related to a valuation allowance for the capital loss carryforward recognized during 2005 as a result of the spin-off of Live Nation and certain net operating loss carryforwards. During 2007 the amount of capital loss carryforward and the related valuation allowance were adjusted due to the impact of settlements of various matters with the Internal Revenue Service for the 1999-2004 tax years. During 2008 the amount of capital loss carryforward and the related valuation allowance were adjusted due to the true up of the amount utilized on the 2007 tax return and the impact certain IRS audit adjustments that were agreed to during the year. During 2009 the Company released all valuation allowances related to its capital loss carryforwards due to the fact the all capital loss carryforwards were utilized or expired as of December 31, 2009. In addition, the Company released valuation allowances related to certain net operating loss carryforwards due to the fact that the Company can now carryback certain losses to prior years as a result of the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) on November 6, 2009 that allowed carryback of certain net operating losses five years. The Company’s expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back will be sufficient for the realization of the deferred tax assets associated with the remaining net operating loss carryforwards.

(a)3. Exhibits.

Exhibit
Number	Description
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

4.16	Fourth Supplemental Indenture, dated as of January 2, 2008, by and among AMFM, The Bank of New York Trust Company, N.A., and the guarantors party thereto (incorporated by reference

Exhibit
Number	Description
to Exhibit 4.2 to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

4.17*
Indenture with respect to 9.25% Series A Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto.

4.18*
Indenture with respect to 9.25% Series B Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto.

10.2**
Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-A Registration Statement filed July 30, 2008).

10.3**
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

10.5§
Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between L. Lowry Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.6§
Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.7§
Amended and Restated Employment Agreement, dated as of April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.8§
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

10.10§
Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.11**§
Employment Agreement, dated as of June 29, 2008, by and between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.8 to the Clear Channel’s Current Report on Form 8-K filed July 30, 2008).

10.12§	Amendment, dated as of January 20, 2009, to the Amended and Restated Employment Agreement of Mark P. Mays, dated as of July 28, 2008, by and among Mark P. Mays, CC

Exhibit
Number	Description
Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.13§
Amendment, dated as of January 20, 2009, to the Amended and Restated Employment Agreement of Randall T. Mays, dated as of July 28, 2008, by and among Randall T. Mays, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.14§
Employment Agreement, dated as of August 5, 2005, by and between Paul Meyer and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel’s Current Report on Form 8-K filed August 10, 2005).

10.15**†
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

10.18**†
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

10.21**
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
10.22**
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

10.25**
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

10.26**§	Clear Channel 2008 Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.27§	Form of Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.28§	Form of Senior Executive Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.29§	Form of Senior Management Option Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.30§	Form of Executive Option Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.31§	Clear Channel 2008 Investment Program (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.32**§	Clear Channel 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed July 30, 2008).

10.33	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed July 30, 2008).

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
10.36*
Purchase Agreement, dated December 18, 2009, by and among Clear Channel Worldwide Holdings, Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Moelis & Company LLC, Banc of America Securities LLC and Barclays Capital Inc.

10.37*
Registration Rights Agreement with respect to 9.25% Series A Senior Notes due 2017, dated December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., certain subsidiaries of Clear Channel Worldwide Holdings, Inc. party thereto, Goldman, Sachs & Co., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Moelis & Company LLC, Banc of America Securities LLC and Barclays Capital Inc.

10.38*
Registration Rights Agreement with respect to 9.25% Series B Senior Notes due 2017, dated December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., certain subsidiaries of Clear Channel Worldwide Holdings, Inc. party thereto, Goldman, Sachs & Co., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Moelis & Company LLC, Banc of America Securities LLC and Barclays Capital Inc.

10.39**§
Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 29, 2009).

10.40**§
Employment Separation Agreement, dated as of July 13, 2009, by and between Andrew W. Levin and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2009).

10.41*
First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc.

10.42*
First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc.

10.43*	Series A Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc.

10.44*	Series B Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc.

10.45§
Employment Separation Agreement, dated as of October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill (Incorporated by reference to Exhibit 10.2 to the Company’s Amendment to Form 10-Q filed November 13, 2009).

10.46§
Amendment, dated as of January 20, 2009, to the Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among Mark P. Mays, CC Media Holdings, Inc. and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.47§
Letter Agreement, dated as of December 22, 2009, by and among Randall T. Mays, CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Lowry Mays, Mark P. Mays and other parties thereto (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 29, 2009).

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries.

23*	Consent of Ernst and Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed and being re-filed herewith solely for the purpose of including certain exhibits and schedules previously omitted.

***	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

†	This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [**].

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

CC MEDIA HOLDINGS, INC.
By:	/s/ Mark P. Mays
Mark P. Mays
President and Chief Executive Officer

Power of Attorney
     Each person whose signature appears below authorizes Mark P. Mays, Thomas W. Casey and Herbert W. Hill, Jr., or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark P. Mays Mark P. Mays	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/s/ Randall T. Mays
Randall T. Mays	Vice Chairman and Director	March 16, 2010

/s/ Thomas W. Casey
Thomas W. Casey	Chief Financial Officer (Principal Financial Officer)	March 16, 2010

/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010

/s/ David Abrams
David Abrams	Director	March 16, 2010

/s/ Steve Barnes
Steve Barnes	Director	March 16, 2010

Name	Title	Date

/s/ Richard J. Bressler
Richard J. Bressler	Director	March 16, 2010

/s/ Charles A. Brizius Charles A. Brizius	Director	March 16, 2010

/s/ John Connaughton John Connaughton	Director	March 16, 2010

/s/ Blair Hendrix Blair Hendrix	Director	March 16, 2010

/s/ Jonathan S. Jacobson Jonathan S. Jacobson	Director	March 16, 2010

/s/ Ian K. Loring Ian K. Loring	Director	March 16, 2010

/s/ Scott M. Sperling Scott M. Sperling	Director	March 16, 2010

/s/ Kent R. Weldon Kent R. Weldon	Director	March 16, 2010