Form 10-Q
period 2010-06-30
CC Media Holdings Inc
filed 2010-08-09
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Class A common stock, $.001 par value	23,418,287
Class B common stock, $.001 par value	555,556
Class C common stock, $.001 par value	58,967,502

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS
CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2010	December 31,
	(Unaudited)	2009
CURRENT ASSETS
Cash and cash equivalents	$1,504,730	$1,883,994
Accounts receivable, net	1,323,697	1,301,700
Other current assets	459,264	473,151

Total Current Assets	3,287,691	3,658,845

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,027,471	2,143,972
Other property, plant and equipment, net	1,142,005	1,188,421

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,423,875	2,599,244
Indefinite-lived intangibles	3,551,918	3,562,057
Goodwill	4,092,443	4,125,005

Other assets	761,379	769,557

Total Assets	$17,286,782	$18,047,101

CURRENT LIABILITIES
Accounts payable and accrued expenses	$943,340	$995,740
Current portion of long-term debt	916,043	398,779
Deferred income	187,470	149,617

Total Current Liabilities	2,046,853	1,544,136

Long-term debt	19,535,311	20,303,126
Deferred income taxes	2,079,500	2,220,023
Other long-term liabilities	834,416	824,554

Commitments and contingent liabilities

SHAREHOLDERS’ DEFICIT
Noncontrolling interest	446,716	455,648
Common stock	82	82
Additional paid-in capital	2,119,138	2,109,110
Retained deficit	(9,337,822)	(9,076,084)
Accumulated other comprehensive loss	(436,495)	(333,309)
Cost of shares held in treasury	(917)	(185)

Total Shareholders’ Deficit	(7,209,298)	(6,844,738)

Total Liabilities and Shareholders’ Deficit	$17,286,782	$18,047,101

See notes to consolidated financial statements.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$1,490,009	$1,437,865	$2,753,787	$2,645,852
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	600,916	637,076	1,198,263	1,255,425
Selling, general and administrative expenses (excludes depreciation and amortization)	376,637	360,558	725,933	738,094
Corporate expenses (excludes depreciation and amortization)	64,109	50,087	128,605	97,722
Depreciation and amortization	184,178	208,246	365,512	383,805
Impairment charges	—	4,041,252	—	4,041,252
Other operating income (expense) — net	3,264	(31,516)	7,036	(34,410)

Operating income (loss)	267,433	(3,890,870)	342,510	(3,904,856)
Interest expense	385,579	384,625	771,374	771,678
Equity in earnings (loss) of nonconsolidated affiliates	3,747	(17,719)	5,618	(21,907)
Other (expense) income— net	(787)	430,629	57,248	427,449

Loss before income taxes	(115,186)	(3,862,585)	(365,998)	(4,270,992)
Income tax benefit	37,979	184,552	109,164	164,960

Consolidated net loss	(77,207)	(3,678,033)	(256,834)	(4,106,032)
Amount attributable to noncontrolling interest	9,117	(4,629)	4,904	(14,411)

Net loss attributable to the Company	$(86,324)	$(3,673,404)	$(261,738)	$(4,091,621)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(74,223)	133,058	(113,672)	85,715
Unrealized (loss) gain on securities and derivatives:
Unrealized holding (loss) gain on marketable securities	(412)	8,551	3,533	(1,610)
Unrealized holding loss on cash flow derivatives	(4,992)	(47,393)	(8,146)	(75,750)
Reclassification adjustment	(1,366)	(513)	(1,141)	3,120

Comprehensive loss	(167,317)	(3,579,701)	(381,164)	(4,080,146)

Amount attributable to noncontrolling interest	(11,572)	19,509	(16,240)	10,337

Comprehensive loss attributable to the Company	$(155,745)	$(3,599,210)	$(364,924)	$(4,090,483)

Net loss per common share:
Basic	$(1.06)	$(45.23)	$(3.23)	$(50.41)
Weighted average common shares outstanding — Basic	81,540	81,224	81,484	81,163
Diluted	$(1.06)	$(45.23)	$(3.23)	$(50.41)
Weighted average common shares outstanding — Diluted	81,540	81,224	81,484	81,163
See notes to consolidated financial statements.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(256,834)	$(4,106,032)

Reconciling items:
Impairment charges	—	4,041,252
Depreciation and amortization	365,512	383,805
Deferred taxes	(135,808)	(194,991)
(Gain) loss on disposal of operating assets	(7,036)	34,410
Gain on extinguishment of debt	(60,289)	(440,338)
Provision for doubtful accounts	7,791	24,206
Share-based compensation	16,624	19,306
Equity in (earnings) loss of nonconsolidated affiliates	(5,618)	21,907
Amortization of deferred financing charges and note discounts, net	105,596	120,352
Other reconciling items — net	3,757	(3,444)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(66,994)	79,415
Increase in deferred income	42,320	45,507
Increase (decrease) in accounts payable, accrued expenses and other liabilities	18,166	(92,683)
Increase (decrease) in accrued interest	45,188	(17,837)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(19,583)	1,212

Net cash provided by (used for) operating activities	52,792	(83,953)

Cash flows from investing activities:
Sales of investments — net	200	23,689
Purchases of property, plant and equipment	(103,409)	(92,623)
Acquisition of operating assets	(10,814)	(6,930)
Proceeds from disposal of assets	11,107	37,332
Change in other — net	(2,637)	6,643

Net cash used for investing activities	(105,553)	(31,889)

Cash flows from financing activities:
Draws on credit facilities	148,304	1,622,444
Payments on credit facilities	(104,541)	(149,376)
Proceeds from delayed draw term loan facility	—	500,000
Proceeds from long-term debt	6,844	—
Payments on long-term debt	(247,807)	(466,812)
Repurchases of long-term debt	(125,000)	(119,684)
Change in other — net	(4,303)	(13,074)

Net cash (used for) provided by financing activities	(326,503)	1,373,498

Net (decrease) increase in cash and cash equivalents	(379,264)	1,257,656

Cash and cash equivalents at beginning of period	1,883,994	239,846

Cash and cash equivalents at end of period	$1,504,730	$1,497,502

See notes to consolidated financial statements.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: BASIS OF PRESENTATION
     Preparation of Interim Financial Statements
The accompanying consolidated financial statements were prepared by CC Media Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
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
Note 2: PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
     Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2010 and December 31, 2009, respectively.

	June 30,	December 31,
(In thousands)	2010	2009
Land, buildings and improvements	$640,306	$633,222
Structures	2,499,110	2,514,602
Towers, transmitters and studio equipment	383,709	381,046
Furniture and other equipment	250,037	234,101
Construction in progress	67,405	88,391

	3,840,567	3,851,362
Less: accumulated depreciation	671,091	518,969

Property, plant and equipment, net	$3,169,476	$3,332,393

     Definite-lived Intangible Assets
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, permanent easements that provide the Company access to certain of its outdoor displays and other contractual rights in its Americas outdoor and International outdoor segments. The Company has talent and program rights contracts and advertiser relationships in its radio broadcasting segment and contracts for non-affiliated radio and television stations in its media representation operations. These definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2010 and December 31, 2009, respectively:

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture and other outdoor contractual rights	$762,912	$194,242	$803,297	$166,803
Customer / advertiser relationships	1,210,205	229,861	1,210,205	169,897
Talent contracts	320,854	78,754	320,854	57,825
Representation contracts	228,802	82,251	218,584	54,755
Other	549,826	63,616	550,041	54,457

Total	$3,072,599	$648,724	$3,102,981	$503,737

Total amortization expense related to definite-lived intangible assets was $87.1 million and $100.3 million for the three months ended June 30, 2010 and 2009, respectively, and $168.2 million and $172.3 million for the six months ended June 30, 2010 and 2009, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2011	$305,648
2012	292,386
2013	276,217
2014	255,179
2015	230,998
     Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits as follows:

	June 30,	December 31,
(In thousands)	2010	2009
FCC broadcast licenses	$2,429,040	$2,429,839
Billboard permits	1,122,878	1,132,218

Total indefinite-lived intangible assets	$3,551,918	$3,562,057

     Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

		Americas	International
	Radio	Outdoor	Outdoor
(In thousands)	Broadcasting	Advertising	Advertising	Other	Total
Balance as of December 31, 2008	$5,579,190	$892,598	$287,543	$331,290	$7,090,621
Impairment	(2,420,897)	(390,374)	(73,764)	(211,988)	(3,097,023)
Acquisitions	4,518	2,250	110	—	6,878
Dispositions	(62,410)	—	—	(2,276)	(64,686)
Foreign currency	—	16,293	17,412	—	33,705
Purchase price adjustments — net	47,086	68,896	45,042	(482)	160,542
Other	(618)	(4,414)	—	—	(5,032)

Balance as of December 31, 2009	3,146,869	585,249	276,343	116,544	4,125,005
Acquisitions	—	—	—	257	257
Dispositions	(2,261)	—	—	—	(2,261)
Foreign currency	—	19	(29,827)	—	(29,808)
Other	(750)	—	—	—	(750)

Balance as of June 30, 2010	$3,143,858	$585,268	$246,516	$116,801	$4,092,443

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The balance at December 31, 2008 is net of cumulative impairments of $1.1 billion, $2.3 billion, and $173.4 million in the Radio broadcasting, Americas outdoor and International outdoor segments, respectively.
NOTE 3: DEBT
Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,885,447	$10,885,447
Revolving Credit Facility Due 2014	1,862,500	1,812,500
Delayed Draw Facilities Due 2016	874,432	874,432
Receivables Based Facility Due 2014	362,732	355,732
Other secured long-term debt	5,926	5,225

Total consolidated secured debt	13,991,037	13,933,336

Senior Cash Pay Notes	796,250	796,250
Senior Toggle Notes	783,783	915,200
Clear Channel Senior Notes	3,027,574	3,267,549
Subsidiary Senior Notes	2,500,000	2,500,000
Other long-term debt	60,332	77,657
Purchase accounting adjustments and original issue discount	(707,622)	(788,087)

	20,451,354	20,701,905
Less: current portion	916,043	398,779

Total long-term debt	$19,535,311	$20,303,126

(1)	The term loan facilities mature at various dates from 2014 through 2016.
The Company’s weighted average interest rate at June 30, 2010 was 6.3%. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $16.6 billion and $17.7 billion at June 30, 2010 and December 31, 2009, respectively.
     Debt Repurchases and Maturities
During the first six months of 2010, Clear Channel Investments, Inc. (“CC Investments”), an indirect wholly-owned subsidiary of the Company, repurchased certain of the outstanding senior toggle notes of the Company’s subsidiary, Clear Channel Communications, Inc. (“Clear Channel”), through an open market purchase as shown in the table below. Notes repurchased and held by CC Investments are eliminated in consolidation.

Six Months Ended
(In thousands)	June 30, 2010
CC Investments
Principal amount of debt repurchased	$185,185
Deferred loan costs and other	104
Gain recorded in “Other (expense) income— net” (1)	(60,289)

Cash paid for repurchases of long-term debt	$125,000

(1)	CC Investments repurchased certain of Clear Channel’s senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the first six months of 2010, the Company repaid Clear Channel’s remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.
Note 4: OTHER DEVELOPMENTS
     Restructuring Program
In the fourth quarter of 2008, the Company initiated a company-wide strategic review of its costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with the Company’s current and long-term business outlook (the “restructuring program”). As of June 30, 2010, the Company had incurred a total of $293.2 million of costs in conjunction with this restructuring program.
No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, the Company may modify or terminate the restructuring program in response to economic conditions or otherwise.
     Share-based Compensation Expense
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation expense recorded during the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Direct operating expenses	$2,999	$2,871	$5,720	$5,878
Selling, general and administrative expenses	1,766	1,837	3,427	3,725
Corporate expenses	3,744	4,827	7,477	9,703

Total share-based compensation expense	$8,509	$9,535	$16,624	$19,306

As of June 30, 2010, there was $75.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately three years.
     Supplemental Disclosures
During the six months ended June 30, 2010, cash paid for interest and income taxes, net of income tax refunds of $5.5 million, was as follows:

Six Months Ended
(In thousands)	June 30, 2010
Interest	$626,813
Income taxes	14,457
     Divestiture Trusts
The Company owns certain radio stations which, under current FCC rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel. The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee. The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three and six months ended June 30, 2010 and 2009, respectively, consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Current tax expense	$(13,987)	$(18,936)	$(26,644)	$(30,031)
Deferred tax benefit	51,966	203,488	135,808	194,991

Income tax benefit	$37,979	$184,552	$109,164	$164,960

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The effective tax rate for the three and six months ended June 30, 2010 was 33.0% and 29.8%, respectively, compared to an effective tax rate of 4.8% and 3.9% for the three and six months ended June 30, 2009, respectively. The 2010 effective rate was impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. The 2009 effective rate was impacted primarily as a result of a deferred tax valuation allowance recorded in 2009 due to the uncertainty of the Company’s ability to utilize Federal tax losses at that time and the impairment charge on goodwill in 2009.
Note 5: FAIR VALUE MEASUREMENTS
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
     Marketable Equity Securities
The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2010 and December 31, 2009, respectively, are as follows:

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
(In thousands)		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
Investments	Cost	Losses	Gains	Value	Cost	Losses	Gains	Value
Available-for-sale	$19,104	$(3,618)	$31,848	$47,334	$19,104	$(12,237)	$32,035	$38,902
     Interest Rate Swap Agreements
The Company’s aggregate $6.0 billion notional amount interest rate swap agreements are designated as a cash flow hedge and the effective portions of the gain or loss on the swaps are reported as a component of other comprehensive income. The Company entered into the swaps to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest-rate changes on future interest expense. These interest rate swap agreements mature at various times through 2013.
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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The fair value of the Company’s interest rate swaps designated as hedging instruments and recorded in “Other long-term liabilities” was $250.3 million and $237.2 million at June 30, 2010 and December 31, 2009, respectively.
The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

Accumulated other
(In thousands)	comprehensive loss
Balance at December 31, 2009	$149,179
Other comprehensive loss	8,146

Balance at June 30, 2010	$157,325

     Other Comprehensive Income (Loss)
The following table discloses the amount of income tax benefit (expense) allocated to each component of other comprehensive income for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Unrealized holding gain (loss) on marketable securities	$3,470	$(10,451)	$(914)	$(12,928)
Unrealized holding gain on cash flow derivatives	2,999	27,787	4,887	44,295

Income tax benefit	$6,469	$17,336	$3,973	$31,367

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
At June 30, 2010, Clear Channel guaranteed $39.8 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of June 30, 2010, no amounts were outstanding under these agreements.
As of June 30, 2010, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $128.3 million and $46.6 million, respectively. Letters of credit in the amount of $15.7 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers.
These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 7: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is a party to a management agreement with certain affiliates of Bain Capital, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year. For the three and six months ended June 30, 2010, the Company recognized management fees of $3.8 million and $7.5 million, respectively. For the three and six months ended June 30, 2009, the Company recognized management fees of $3.8 million and $7.5 million, respectively.
In addition, the Company reimbursed the Sponsors for additional expenses in the amount of $0.6 million and $1.0 million for the three and six months ended June 30, 2010, respectively. The Company reimbursed the Sponsors for additional expenses in the amount of $2.0 million for the three and six months ended June 30, 2009.
Note 8: EQUITY AND COMPREHENSIVE INCOME (LOSS)
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

		Noncontrolling
(In thousands)	The Company	Interests	Consolidated
Balances at December 31, 2009	$(7,300,386)	$455,648	$(6,844,738)
Net income (loss)	(261,738)	4,904	(256,834)
Foreign currency translation adjustments	(98,131)	(15,541)	(113,672)
Unrealized holding gain (loss) on marketable securities	4,101	(568)	3,533
Unrealized holding loss on cash flow derivatives	(8,146)	—	(8,146)
Reclassification adjustment	(1,010)	(131)	(1,141)
Other — net	9,296	2,404	11,700

Balances at June 30, 2010	$(7,656,014)	$446,716	$(7,209,298)

		Noncontrolling
(In thousands)	The Company	Interests	Consolidated
Balances at December 31, 2008	$(3,342,451)	$426,220	$(2,916,231)
Net loss	(4,091,621)	(14,411)	(4,106,032)
Foreign currency translation adjustments	74,332	11,383	85,715
Unrealized holding loss on marketable securities	(564)	(1,046)	(1,610)
Unrealized holding loss on cash flow derivatives	(75,750)	—	(75,750)
Reclassification adjustment	3,120	33,382	36,502
Other — net	3,616	3,577	7,193

Balances at June 30, 2009	$(7,429,318)	$459,105	$(6,970,213)

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9: SEGMENT DATA
The Company has three reportable segments, which it believes best reflect how the Company is currently managed – radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor advertising segment includes operations primarily in Europe, Asia and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.
The following table presents the Company’s operating segment results for the three and six months ended June 30, 2010 and 2009:

					Corporate
		Americas Outdoor	International		and other
(In thousands)	Radio Broadcasting	Advertising	Outdoor Advertising	Other	reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2010
Revenue	$748,738	$323,769	$377,638	$62,773	$—	$(22,909)	$1,490,009
Direct operating expenses	198,894	144,298	241,586	27,213	—	(11,075)	600,916
Selling, general and administrative expenses	238,713	64,075	66,617	19,066	—	(11,834)	376,637
Depreciation and amortization	63,812	55,729	49,570	12,925	2,142	—	184,178
Corporate expenses	—	—	—	—	64,109	—	64,109
Other operating income — net	—	—	—	—	3,264	—	3,264

Operating income (loss)	$247,319	$59,667	$19,865	$3,569	$(62,987)	$—	$267,433

Intersegment revenues	$7,143	$790	$—	$14,976	$—	$—	$22,909
Share-based compensation expense	$1,757	$2,316	$692	$—	$3,744	$—	$8,509

Three Months Ended June 30, 2009
Revenue	$717,567	$315,553	$376,564	$49,335	$—	$(21,154)	$1,437,865
Direct operating expenses	233,585	148,755	243,554	21,755	—	(10,573)	637,076
Selling, general and administrative expenses	226,227	51,398	69,944	23,570	—	(10,581)	360,558
Depreciation and amortization	77,990	57,860	56,948	13,485	1,963	—	208,246
Corporate expenses	—	—	—	—	50,087	—	50,087
Impairment charges	—	—	—	—	4,041,252	—	4,041,252
Other operating expense — net	—	—	—	—	(31,516)	—	(31,516)

Operating income (loss)	$179,765	$57,540	$6,118	$(9,475)	$(4,124,818)	$—	$(3,890,870)

Intersegment revenues	$8,002	$1,145	$—	$12,007	$—	$—	$21,154
Share-based compensation expense	$2,139	$2,028	$613	$(72)	$4,827	$—	$9,535

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

					Corporate
		Americas Outdoor	International		and other
(In thousands)	Radio Broadcasting	Advertising	Outdoor Advertising	Other	reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2010
Revenue	$1,371,937	$594,746	$715,429	$114,819	$—	$(43,144)	$2,753,787
Direct operating expenses	402,654	283,606	481,164	52,041	—	(21,202)	1,198,263
Selling, general and administrative expenses	465,810	108,552	133,497	40,016	—	(21,942)	725,933
Depreciation and amortization	127,744	105,180	101,828	26,521	4,239	—	365,512
Corporate expenses	—	—	—	—	128,605	—	128,605
Other operating income — net	—	—	—	—	7,036	—	7,036

Operating income (loss)	$375,729	$97,408	$(1,060)	$(3,759)	$(125,808)	$—	$342,510

Intersegment revenues	$13,797	$1,847	$—	$27,500	$—	$—	$43,144
Share-based compensation expense	$3,506	$4,346	$1,295	$—	$7,477	$—	$16,624

Six Months Ended June 30, 2009
Revenue	$1,321,189	$585,740	$688,593	$91,133	$—	$(40,803)	$2,645,852
Direct operating expenses	461,767	293,635	478,282	44,281	—	(22,540)	1,255,425
Selling, general and administrative expenses	465,566	100,237	138,869	51,685	—	(18,263)	738,094
Depreciation and amortization	134,822	104,510	112,206	28,332	3,935	—	383,805
Corporate expenses	—	—	—	—	97,722	—	97,722
Impairment charges	—	—	—	—	4,041,252	—	4,041,252
Other operating expense — net	—	—	—	—	(34,410)	—	(34,410)

Operating income (loss)	$259,034	$87,358	$(40,764)	$(33,165)	$(4,177,319)	$—	$(3,904,856)

Intersegment revenues	$17,416	$1,270	$—	$22,117	$—	$—	$40,803
Share-based compensation expense	$4,138	$4,196	$1,269	$—	$9,703	$—	$19,306
Revenue of $413.9 million and $789.5 million derived from non-U.S. operations are included in the data above for the three and six months ended June 30, 2010, respectively. Revenue of $406.1 million and $746.8 million derived from non-U.S. operations is included in the data above for the three and six months ended June 30, 2009, respectively.
Note 10: SUBSEQUENT EVENTS
On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segmented basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which also includes our national syndication business, Americas outdoor advertising (“Americas outdoor” or Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense) — net, Interest expense, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Executive Summary
     The key highlights of our business for the three and six months ended June 30, 2010 are summarized below:
•	Consolidated revenue increased $52.1 million and $107.9 million for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009, including decreases of $6.6 million and increases of $20.4 million from movements in foreign exchange, respectively.
•	Radio revenue increased $31.2 million and $50.7 million for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009, primarily from increases in national advertising.
•	Americas outdoor revenue increased $8.2 million and $9.0 million for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009, primarily driven by increases in revenue across our advertising inventory, particularly digital.
•	International outdoor revenue was relatively flat for the second quarter of 2010 compared to the same period of 2009, with growth across multiple markets being offset by decreases from movements in foreign exchange. Revenue increased $26.8 million for the six months ended June 30, 2010 compared to the same period of 2009, primarily as a result of an increase from movements in foreign exchange.
•	Our subsidiary, Clear Channel Investments, Inc., repurchased $185.2 million aggregate principal amount of Clear Channel’s senior toggle notes for $125.0 million during the first six months of 2010.
•	We repaid $240.0 million upon the maturity of Clear Channel’s 4.50% senior notes due 2010 in the first six months of 2010.
Restructuring Program and Certain Credit Agreement EBITDA Adjustments
     Clear Channel’s senior secured credit facilities allow Clear Channel to adjust the calculation of consolidated adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) for certain charges. These charges include the restructuring costs discussed below. In addition, certain other charges, including costs related to the closure and/or consolidation of facilities, retention charges, systems establishment costs and consulting fees incurred in connection with any of the foregoing, among other items, are also adjustments to the calculation of consolidated adjusted EBITDA. For the three and six months ended June 30, 2010, Clear Channel adjusted the consolidated adjusted EBITDA calculation for an additional $2.0 million and $4.1 million, respectively. See “SOURCES OF CAPITAL” below for a description of the calculation of Clear Channel’s adjusted EBITDA pursuant to the senior secured credit facilities.
     In the fourth quarter of 2008, we initiated a company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook (the “restructuring program”). As of June 30, 2010, we had incurred a total of $293.2 million of costs in conjunction with this restructuring program.
     The following table shows the expenses related to our restructuring program, which are also adjustments to Clear Channel’s consolidated adjusted EBITDA calculation, recognized as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Direct operating expenses	$8,025	$36,484	$19,224	$49,375
SG&A expenses	5,734	6,878	9,985	19,776
Corporate expenses	1,889	13,293	3,653	21,116

Total	$15,648	$56,655	$32,862	$90,267

     No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.
RESULTS OF OPERATIONS
Consolidated Results of Operations
     The comparison of the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009, respectively, is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010	2009	% Change
Revenue	$1,490,009	$1,437,865	4%	$2,753,787	$2,645,852	4%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	600,916	637,076	(6%)	1,198,263	1,255,425	(5%)
SG&A expenses (excludes depreciation and amortization)	376,637	360,558	4%	725,933	738,094	(2%)
Corporate expenses (excludes depreciation and amortization)	64,109	50,087	28%	128,605	97,722	32%
Depreciation and amortization	184,178	208,246	(12%)	365,512	383,805	(5%)
Impairment charges	—	4,041,252		—	4,041,252
Other operating income (expense) — net	3,264	(31,516)		7,036	(34,410)

Operating income (loss)	267,433	(3,890,870)		342,510	(3,904,856)
Interest expense	385,579	384,625		771,374	771,678
Equity in earnings (loss) of nonconsolidated affiliates	3,747	(17,719)		5,618	(21,907)
Other (expense) income– net	(787)	430,629		57,248	427,449

Loss before income taxes	(115,186)	(3,862,585)		(365,998)	(4,270,992)
Income tax benefit	37,979	184,552		109,164	164,960

Consolidated net loss	(77,207)	(3,678,033)		(256,834)	(4,106,032)
Amount attributable to noncontrolling interest	9,117	(4,629)		4,904	(14,411)

Net loss attributable to the Company	$(86,324)	$(3,673,404)		$(261,738)	$(4,091,621)

Consolidated Revenue
     Revenue increased $52.1 million during the second quarter of 2010 compared to the same period of 2009. Our radio broadcasting revenue increased $31.2 million primarily from increases in national advertising and average rate per minute. Americas outdoor revenue increased $8.2 million, primarily from revenue increases across our advertising inventory, particularly digital. Our International outdoor revenue increased $1.1 million, primarily from a strong billboard performance in the U.K. and street furniture performance across most countries, partially offset by decreases from movements in foreign exchange. Other revenue increased $13.4 million primarily from increases in national advertising.
     Consolidated revenue increased $107.9 million during the first six months of 2010 compared to the same period of 2009. Our radio broadcasting revenue increased $50.7 million from increases in national advertising and average rate per minute. Americas outdoor revenue increased $9.0 million, primarily from revenue increases across our advertising inventory, particularly digital. Our International outdoor revenue increased $26.8 million, primarily from a strong billboard performance in the U.K. and street furniture performance across most countries and included $15.9 million from movements in foreign exchange. Other revenue increased $23.7 million primarily from increases in national advertising.

Consolidated Direct Operating Expenses
     Direct operating expenses decreased $36.2 million during the second quarter of 2010 compared to the same period of 2009. Our radio broadcasting direct operating expenses decreased $34.7 million, primarily from a $27.6 million decline in expenses associated with our restructuring program. Americas outdoor direct operating expenses decreased $4.5 million primarily as a result of the disposition of our taxi advertising business. Direct operating expenses in our International outdoor segment decreased $2.0 million and included a $7.1 million decrease from movements in foreign exchange. Other direct operating expenses increased $5.5 million primarily as a result of a $2.9 million increase in bonus expense.
     Direct operating expenses decreased $57.2 million during the first six months of 2010 compared to the same period of 2009. Our radio broadcasting direct operating expenses decreased $59.1 million, primarily from a $23.9 million decline in expenses associated with our restructuring program from which cost savings resulted in a $12.1 million decline in programming expenses and a $13.8 million decline in compensation expense. Americas outdoor direct operating expenses decreased $10.0 million primarily as a result of the disposition of our taxi advertising business. Direct operating expenses in our International outdoor segment increased $2.9 million and included a $10.5 million increase from movements in foreign exchange. Other direct operating expenses increased $7.8 million primarily as a result of a $6.6 million increase in bonus expense.
Consolidated SG&A Expenses
     Consolidated SG&A expenses increased $16.1 million during the second quarter of 2010 compared to the same period of 2009. Our radio broadcasting SG&A expenses increased $12.5 million, primarily as a result of increased bonus and commission expenses associated with the increase in revenue. SG&A expenses increased $12.7 million in our Americas outdoor segment primarily as a result of the unfavorable impact of litigation. SG&A expenses decreased $3.3 million in our International outdoor segment and included a $2.0 million decrease from movements in foreign exchange.
     Consolidated SG&A expenses decreased $12.2 million during the first six months of 2010 compared to the same period of 2009. Our radio broadcasting SG&A expenses were flat as a result of increased selling, marketing and promotional expenses being offset by cost savings from our restructuring program. SG&A expenses increased $8.3 million in our Americas outdoor segment, primarily as a result of the unfavorable impact of litigation. Our International outdoor SG&A expenses decreased $5.4 million, including a $2.9 million increase from movements in foreign exchange, offset by a decrease in bad debt expense and business tax.
Corporate Expenses
     Corporate expenses increased $14.0 million and $30.9 million during the second quarter and first six months of 2010, respectively, compared to the same periods of 2009, primarily due to increases in bonus expense from improved operating performance. Also contributing to the increase were costs associated with centralizing corporate activities.
Depreciation and Amortization
     Depreciation and amortization decreased $24.1 million during the second quarter of 2010 compared to the same period of 2009, primarily as a result of additional amortization expense recorded in connection with the finalization of our purchase price allocation in the second quarter of 2009. In addition, a decrease of $7.4 million in depreciation and amortization in our International outdoor segment in 2010 primarily related to assets that became fully amortized during 2009.
     Depreciation and amortization decreased $18.3 million during the first six months of 2010 compared to the same period of 2009, primarily as a result of additional amortization expense recorded in connection with the finalization of our purchase price allocation in the second quarter of 2009. In addition, a decrease of $10.4 million in depreciation and amortization in our International outdoor segment in 2010 primarily related to assets that became fully amortized during 2009.
Other Operating Income (Expense) — Net
     Other operating expense of $31.5 million and $34.4 million in the second quarter and first six months of 2009, respectively, primarily related to losses on the sale and exchange of radio stations.
Interest Expense
     Interest expense was flat during the second quarter and first six months of 2010, respectively, compared to the same periods of 2009. Declines in indebtedness were partially offset by an increase in the weighted average cost of debt during 2010. Clear Channel’s weighted average cost of debt in the second quarter and for the first six months of 2010 was 6.3%. Clear Channel’s weighted average cost of debt was 5.8% and 5.9% during the second quarter and first six months of 2009, respectively.

Equity in Earnings (Loss) of Nonconsolidated Affiliates
     Included in equity in loss of nonconsolidated affiliates of $17.7 million and $21.9 million in the second quarter and first six months of 2009, respectively, is a $19.7 million impairment of equity investments in our International outdoor segment.
Other Income (Expense) — Net
     Other income of $57.2 million for the first six months of 2010 primarily related to an aggregate gain of $60.3 million on the repurchase of Clear Channel’s senior toggle notes. Please refer to the Debt Repurchases and Maturities section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of the repurchase.
     Other income in the second quarter and first six months of 2009 primarily related to an aggregate gain of $373.7 million on the second quarter repurchase of certain of Clear Channel’s senior toggle notes and senior cash pay notes. In addition, $66.6 million related to the open market repurchase of certain of Clear Channel’s senior notes at a discount.
Income Tax Benefit
     Income tax benefits of $38.0 million and $109.2 million were recorded for the three and six months ended June 30, 2010, respectively, resulting in effective tax rates of 33.0% and 29.8% for those periods, respectively. The effective tax rates for the 2010 periods were impacted primarily as a result of our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.
     Income tax benefits of $184.6 million and $165.0 million were recorded for the three and six months ended June 30, 2009, respectively, resulting in effective tax rates of 4.8% and 3.9% for those periods, respectively. The effective tax rates for the 2009 periods were primarily impacted by the impairment charge on goodwill. In addition, we recorded deferred tax valuation allowances due to the uncertainty of our ability to utilize Federal and foreign tax losses at that time.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting
     Our radio broadcasting operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010	2009	% Change
Revenue	$748,738	$717,567	4%	$1,371,937	$1,321,189	4%
Direct operating expenses	198,894	233,585	(15%)	402,654	461,767	(13%)
SG&A expenses	238,713	226,227	6%	465,810	465,566	0%
Depreciation and amortization	63,812	77,990	(18%)	127,744	134,822	(5%)

Operating income	$247,319	$179,765	38%	$375,729	$259,034	45%

Three Months
     Radio broadcasting revenue increased $31.2 million during the second quarter of 2010 compared to the same period of 2009, driven primarily by a $24.2 million increase in national advertising. We experienced an increase in average rate per minute during the second quarter of 2010 compared to the same period of 2009. Increases occurred across various advertising categories including retail, food and beverage, telecommunications and automotive.
     Direct operating expenses decreased $34.7 million compared to the second quarter of 2009. Direct operating expenses include $0.2 million of expenses associated with our restructuring program in the second quarter of 2010 compared to expenses of $27.8 million for the same period of 2009. Programming expenses declined $11.0 million primarily as a result of cost savings from our restructuring program. Expenses declined further from the non-renewals of sports contracts, offset by the $14.1 million impact of final purchase accounting adjustments related to direct operating expenses for the second quarter of 2009. SG&A expenses increased $12.5 million during the second quarter of 2010 compared to the same period of 2009, primarily as a result of a $6.6 million increase related to commission and bonus expenses associated with the increase in revenue.

     Depreciation and amortization decreased $14.2 million during the second quarter of 2010 compared to the same period of the prior year. The second quarter of 2009 included $14.1 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets.
Six Months
     Radio broadcasting revenue increased $50.7 million during the first six months of 2010 compared to the same period of 2009, driven primarily by a $43.5 million increase in national advertising. We experienced an increase in average rate per minute during the first six months of 2010 compared to the same period of 2009. Increases occurred across various advertising categories including retail, telecommunications, automotive and political.
     Direct operating expenses during the first six months of 2010 decreased $59.1 million compared to the first six months of 2009. Direct operating expenses include $9.0 million of expenses associated with our restructuring program in the first six months of 2010 compared to expenses of $32.9 million for the same period of 2009. Programming expenses and compensation expenses declined $12.1 million and $13.8 million, respectively, primarily as a result of cost savings from our restructuring program. Expenses declined further from the non-renewals of sports contracts, offset by the $8.0 million impact of final purchase accounting adjustments related to direct operating expenses for the second quarter of 2009. SG&A expenses were flat as a result of increases in marketing and promotional expenses and higher commission and bonus expenses associated with increased revenue, offset by decreases in administrative expenses as a result of cost savings from the restructuring program.
     Depreciation and amortization decreased $7.1 million during the first six months of 2010 compared to the same period of the prior year. The first six months of 2009 included $8.0 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets.
Americas Outdoor Advertising
Disposition of Taxi Business
     On December 31, 2009, our subsidiary Clear Channel Outdoor, Inc. disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the three months ended June 30, 2009, Taxis contributed $10.8 million in revenue, $10.3 million in direct operating expenses and $2.7 million in SG&A expenses. For the six months ended June 30, 2009, Taxis contributed $19.7 million in revenue, $19.9 million in direct operating expenses and $5.3 million in SG&A expenses.
     Our Americas outdoor advertising operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010	2009	% Change
Revenue	$323,769	$315,553	3%	$594,746	$585,740	2%
Direct operating expenses	144,298	148,755	(3%)	283,606	293,635	(3%)
SG&A expenses	64,075	51,398	25%	108,552	100,237	8%
Depreciation and amortization	55,729	57,860	(4%)	105,180	104,510	1%

Operating income	$59,667	$57,540	4%	$97,408	$87,358	12%

Three Months
     Americas outdoor revenue increased $8.2 million during the second quarter of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by an increase in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to Taxis.
     Direct operating expenses decreased $4.5 million during the second quarter of 2010 compared to the same period of 2009, primarily as a result of the disposition of Taxis. Partially offsetting the decrease was a $6.4 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $12.7 million during the second quarter of 2010 compared to the same period of 2009 primarily as a result of a $9.5 million increase related to the unfavorable impact of litigation in addition to a $5.7 million increase primarily related to selling and marketing costs associated with the increase in revenue, partially offset by the disposition of Taxis.

Six Months
     Americas outdoor revenue increased $9.0 million during the first six months of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by an increase in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to Taxis.
     Direct operating expenses decreased $10.0 million during the first six months of 2010 compared to the same period of 2009. The decline in direct operating expenses was primarily as a result of the disposition of Taxis, partially offset by an $11.1 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $8.3 million during the first six months of 2010 compared to the same period of 2009 primarily as a result of a $5.7 million increase related to the unfavorable impact of litigation in addition to a $3.5 million increase in selling and marketing costs associated with the increase in revenue, partially offset by the disposition of Taxis.
International Outdoor Advertising
     Our international outdoor operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010	2009	% Change
Revenue	$377,638	$376,564	0%	$715,429	$688,593	4%
Direct operating expenses	241,586	243,554	(1%)	481,164	478,282	1%
SG&A expenses	66,617	69,944	(5%)	133,497	138,869	(4%)
Depreciation and amortization	49,570	56,948	(13%)	101,828	112,206	(9%)

Operating income (loss)	$19,865	$6,118	225%	$(1,060)	$(40,764)	97%

Three Months
     International outdoor revenue increased $1.1 million during the second quarter of 2010 compared to the same period of 2009. Strong revenue performance from billboards in the U.K. as well as street furniture across most countries was partially offset by the exit from transit contracts in Spain and from businesses in Greece and India, as well as a $9.1 million decrease from movements in foreign exchange.
     Direct operating expenses decreased $2.0 million during the second quarter of 2010 compared to the same period of 2009, primarily from a $7.1 million decrease from movements in foreign exchange and a $4.0 million decline in site-lease expenses as a result of cost savings from our restructuring program. Partially offsetting the decrease was an increase of $7.2 million primarily related to severance costs associated with our restructuring program. SG&A expenses decreased $3.3 million during the second quarter of 2010 compared to the same period of 2009 primarily from a $2.0 million decrease from movements in foreign exchange.
     Depreciation and amortization decreased $7.4 million during the second quarter of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.
Six Months
     International outdoor revenue increased $26.8 million during the first six months of 2010 compared to the same period of 2009, primarily as a result of a $15.9 million increase in foreign exchange. Strong revenue performance from billboards in the U.K. as well as street furniture across most countries was partially offset by the exit from transit contracts in Spain and from businesses in Greece, India and the U.K. taxi business.
     Direct operating expenses increased $2.9 million during the first six months of 2010 compared to the same period of 2009. A $10.5 million increase from movements in foreign exchange along with a $3.5 million increase primarily related to severance costs associated with our restructuring program were partially offset by an $11.9 million decline in site-lease expenses associated with cost savings from our restructuring program. SG&A expenses decreased $5.4 million during the first six months of 2010 compared to the same period of 2009. A $2.4 million decline in bad debt expense and a $3.2 million decrease in business tax were partially offset by a $2.9 million increase from movements in foreign exchange.
     Depreciation and amortization decreased $10.4 million during the first six months of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Radio broadcasting	$247,319	$179,765	$375,729	$259,034
Americas outdoor advertising	59,667	57,540	97,408	87,358
International outdoor advertising	19,865	6,118	(1,060)	(40,764)
Other	3,569	(9,475)	(3,759)	(33,165)
Impairment charges	—	(4,041,252)	—	(4,041,252)
Other operating income (expense) — net	3,264	(31,516)	7,036	(34,410)
Corporate expenses (includes depreciation and amortization)	(66,251)	(52,050)	(132,844)	(101,657)

Consolidated operating income (loss)	$267,433	$(3,890,870)	$342,510	$(3,904,856)

Share-Based Compensation Expense
     The following table details amounts related to share-based compensation expense for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Radio broadcasting	$1,757	$2,067	$3,506	$4,137
Americas outdoor advertising	2,316	2,028	4,346	4,196
International outdoor advertising	692	613	1,295	1,269
Corporate	3,744	4,827	7,477	9,704

Total share-based compensation expense	$8,509	$9,535	$16,624	$19,306

LIQUIDITY AND CAPITAL RESOURCES
     The following discussion highlights our cash flow activities from continuing operations during the six months ended June 30, 2010 and 2009, respectively.
Cash Flows

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash provided by (used for):
Operating activities	$52,792	$(83,953)
Investing activities	$(105,553)	$(31,889)
Financing activities	$(326,503)	$1,373,498
     Operating Activities
     The increase in cash flows from operations in the first six months of 2010 compared to the same period of 2009 was primarily driven by improved profitability, including a 4% increase in revenue and a 3% decrease in direct operating and SG&A expenses. Cash flows from operations also increased as a result of a $42.3 million increase in deferred revenue and a $45.2 million increase in accrued interest, partially offset by a $67.0 million increase in accounts receivable.
     Investing Activities
     Cash used for investing activities during the first six months of 2010 primarily reflected capital expenditures of $103.4 million. We spent $11.1 million for capital expenditures in our Radio segment, $39.9 million in our Americas outdoor segment primarily related to the construction of new billboards, and $46.8 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we acquired representation contracts for $10.4 million and received proceeds of $11.1 million primarily related to the sale of a radio station and assets in our Americas and International outdoor segments.
     Cash used for investing activities during the first six months of 2009 primarily reflected capital expenditures of $92.6 million. We spent $23.6 million in our Radio segment. We spent $34.3 million in our Americas outdoor segment primarily related to the construction of new billboards and $32.5 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. We received proceeds of $23.5 million from the sale of our remaining investment in Grupo ACIR Communicaciones and $37.3 million primarily related to the disposition of radio stations and corporate assets.
     Financing Activities
     During the first six months of 2010, our wholly-owned subsidiary, Clear Channel Investments, Inc., repurchased $185.2 million aggregate principal amount of Clear Channel’s senior toggle notes for $125.0 million as discussed in the Debt Repurchases and Maturities section within this MD&A. In addition, we repaid Clear Channel’s remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand. We had a net increase of $43.8 million related to draws on our credit facility.
     Cash provided by financing activities for the first six months of 2009 primarily reflected a draw of remaining availability of $1.6 billion under Clear Channel’s $2.0 billion revolving credit facility. We redeemed Clear Channel’s $500.0 million aggregate principal amount of its 4.25% senior notes with proceeds from our $500.0 million delayed draw term loan facility that was specifically designated for this purpose. Our wholly owned subsidiaries, CC Finco and CC Finco II, together repurchased $86.5 million of certain of Clear Channel’s outstanding senior notes. Financing activities also included payments of $466.8 million and $149.4 million on long-term debt and credit facilities, respectively. In addition, during the first six months of 2009, our Americas outdoor segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million.
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
     We expect to be in compliance with the covenants contained in Clear Channel’s material financing agreements in 2010, including the subsidiary senior notes, and including the financial covenant contained in Clear Channel’s senior credit facilities that limits the ratio of our consolidated senior secured debt, net of cash and cash equivalents, to our consolidated adjusted EBITDA for the preceding four quarters. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements, including the subsidiary senior notes, could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.
SOURCES OF CAPITAL
     As of June 30, 2010 and December 31, 2009, we had the following debt outstanding, net of cash and cash equivalents:

	June 30,	December 31,
(In millions)	2010	2009
Senior Secured Credit Facilities:
Term Loan Facilities	$10,885.4	$10,885.4
Revolving Credit Facility	1,862.5	1,812.5
Delayed Draw Term Loan Facilities	874.4	874.4
Receivables Based Facility	362.7	355.8
Secured Subsidiary Debt	6.0	5.2

Total Secured Debt	13,991.0	13,933.3

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	783.8	915.2
Clear Channel Senior Notes (1)	2,320.0	2,479.5
Subsidiary Senior Notes	2,500.0	2,500.0
Clear Channel Subsidiary Debt	60.3	77.7

Total Debt	20,451.4	20,702.0
Less: Cash and cash equivalents	1,504.7	1,884.0

	$18,946.7	$18,818.0

(1)	Includes $707.6 million and $788.1 million at June 30, 2010 and December 31, 2009, respectively, in unamortized fair value purchase accounting discounts related to the merger.
     We and our subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and we may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or our outstanding equity securities or outstanding equity securities of Clear Channel Outdoor Holdings, Inc., in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness of our subsidiaries. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a financial covenant limiting the ratio of our consolidated secured debt, net of cash and cash equivalents, to our consolidated adjusted EBITDA for the preceding four quarters. Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility and certain other secured subsidiary debt. Clear Channel’s consolidated adjusted EBITDA for the preceding four quarters of $1.7 billion is calculated as our operating income for the period before depreciation, amortization, and other operating income (expense) — net, plus impairment charges and non-cash compensation for the period, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $79.1 million; (ii) an increase of $17.8 million for cash received from nonconsolidated affiliates; (iii) an increase of $51.7 million for non-cash items; (iv) an increase of $111.1 million related to restructuring charges and other costs/expenses; and (v) an increase of $35.2 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At June 30, 2010, our ratio was 7.3:1.
USES OF CAPITAL
Debt Repurchases and Maturities
     During the first six months of 2010, Clear Channel Investments, Inc. (“CC Investments”), our indirect wholly-owned subsidiary, repurchased certain of Clear Channel’s outstanding senior toggle notes through an open market purchase as shown in the table below. Notes repurchased and held by CC Investments are eliminated in consolidation.

Six Months Ended
(In thousands)	June 30, 2010
CC Investments
Principal amount of debt repurchased	$185,185
Deferred loan costs and other	104
Gain recorded in “Other income (expense) — net” (1)	(60,289)

Cash paid for repurchases of long-term debt	$125,000

(1)	CC Investments repurchased certain of Clear Channel’s senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.
     During the first six months of 2010, we repaid Clear Channel’s remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.
Certain Relationships with the Sponsors
     We are party to a management agreement with certain affiliates of Bain Capital, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year plus expenses. For the three and six months ended June 30, 2010, we recognized management fees of $3.8 million and $7.5 million, respectively. For the three and six months ended June 30, 2009, we recognized management fees of $3.8 million and $7.5 million, respectively.
     In addition, we reimbursed the Sponsors for additional expenses in the amount of $0.6 million and $1.0 million for the three and six months ended June 30, 2010, respectively. We reimbursed the Sponsors for additional expenses in the amount of $2.0 million for the three and six months ended June 30, 2009.
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
Seasonality
     Typically, our Radio broadcasting, Americas and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period. Our Radio broadcasting and Americas outdoor segments historically experience consistent performance for the remainder of the calendar year. Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.
MARKET RISK
Interest Rate Risk
     A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At June 30, 2010, we had interest rate swap agreements with a $6.0 billion aggregate notional amount that effectively fixes interest rates on a portion of our floating rate debt. The fair value of these agreements at June 30, 2010 was a liability of $250.3 million. At June 30, 2010, approximately 38% of our aggregate principal amount of long-term debt, taking into consideration debt for which we have entered into pay-fixed-rate-receive-floating-rate swap agreements, bears interest at floating rates.
     Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, our interest expense for the three and six months ended June 30, 2010 would have changed by approximately $2.1 million and $4.2 million, respectively.
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
Foreign Currency Exchange Rate Risk
     We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended June 30, 2010 by approximately $1.1 million and increased our net loss for the six months ended June 30, 2010 by approximately $0.8 million, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have adjusted our net loss by a corresponding amount.
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
     A wide range of factors could materially affect future developments and performance, including:

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger, including the effect of our leverage on our financial position and earnings;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	risks associated with a global economic downturn and its impact on capital markets;

•	other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the risk that our restructuring program may not be entirely successful;

•	the impact of the geopolitical environment;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	legislative or regulatory requirements;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	the outcome of pending and future litigation;

•	changes in interest rates;

•	taxes;

•	shifts in population and other demographics;

•	access to capital markets and borrowed indebtedness;

•	the risk that we may not be able to integrate the operations of recently acquired companies successfully; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed beginning in May 2006 by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets: Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On February 20, 2008, defendants filed a Motion for Reconsideration of the Class Certification Order, which is still pending. Plaintiffs filed a Motion for Approval of the Class Notice Plan on September 25, 2009, but the Court denied the Motion as premature and ordered the entire case stayed until the 9th Circuit issues its en banc opinion in Dukes v. Wal-Mart, 509 F.3d 1168 (9th Cir. 2007), a case that may change the standard for granting class certification in the 9th Circuit. On April 26, 2010, the 9th Circuit issued its opinion adopting a new class certification standard which will require district courts to resolve Rule 23 factual disputes that overlap with the merits of the case. In response, the defendants asked the court to set a hearing date for argument on our Motion for Reconsideration of the Class Certification Order. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the Agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth the Company’s purchases of our Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2010:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average Price	Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
Period	Purchased (1)	Share (2)	Programs	Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	69,732	$10.00	—	—
June 1 through June 30	—	—	—	—

Total	69,732	$10.00	—	—

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended June 30, 2010 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amended and Restated Employment Agreement, dated as of June 23, 2010, by and among Clear Channel Communications, Inc., the Company and Mark P. Mays (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2010).

10.2	Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement dated July 30, 2008 and amended as of October 14, 2008 between Mark P. Mays and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2010).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC MEDIA HOLDINGS, INC.
August 9, 2010	/s/ Scott D. Hamilton
Scott D. Hamilton
Chief Accounting Officer