Form 10-Q
period 2011-03-31
CC Media Holdings Inc
filed 2011-05-06
CIK 1400891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Class A common stock, $.001 par value	23,623,571
Class B common stock, $.001 par value	555,556
Class C common stock, $.001 par value	58,967,502

CC MEDIA HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$1,510,804	$1,920,926
Accounts receivable, net	1,259,912	1,373,880
Other current assets	371,913	308,367

Total Current Assets	3,142,629	3,603,173

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,996,212	2,007,399
Other property, plant and equipment, net	1,121,604	1,138,155

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,219,981	2,288,149
Indefinite-lived intangibles	3,534,415	3,538,241
Goodwill	4,134,629	4,119,326

Other assets	789,175	765,939

Total Assets	$16,938,645	$17,460,382

CURRENT LIABILITIES
Accounts payable and accrued expenses	$881,121	$1,078,066
Current portion of long-term debt	404,555	867,735
Deferred income	212,803	152,778

Total Current Liabilities	1,498,479	2,098,579

Long-term debt	19,999,658	19,739,617
Deferred income taxes	2,000,313	2,050,196
Other long-term liabilities	720,627	776,676

Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ DEFICIT
Noncontrolling interest	500,901	490,920
Common stock	83	83
Additional paid-in capital	2,127,984	2,130,871
Retained deficit	(9,687,005)	(9,555,173)
Accumulated other comprehensive loss	(219,824)	(268,816)
Cost of shares held in treasury	(2,571)	(2,571)

Total Shareholders’ Deficit	(7,280,432)	(7,204,686)

Total Liabilities and Shareholders’ Deficit	$16,938,645	$17,460,382

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$1,320,826	$1,263,778
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	596,255	597,347
Selling, general and administrative expenses (excludes depreciation and amortization)	360,524	349,296
Corporate expenses (excludes depreciation and amortization)	52,347	64,496
Depreciation and amortization	183,711	181,334
Other operating income – net	16,714	3,772

Operating income	144,703	75,077
Interest expense	369,666	385,795
Equity in earnings of nonconsolidated affiliates	2,975	1,871
Other income (expense) – net	(2,036)	58,035

Loss before income taxes	(224,024)	(250,812)
Income tax benefit	92,661	71,185

Consolidated net loss	(131,363)	(179,627)
Less amount attributable to noncontrolling interest	469	(4,213)

Net loss attributable to the Company	$(131,832)	$(175,414)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39,307	(39,449)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain on marketable securities	2,952	3,945
Unrealized holding income (loss) on cash flow derivatives	13,342	(3,154)
Reclassification adjustment	89	225

Comprehensive loss	(76,142)	(213,847)

Less amount attributable to noncontrolling interest	6,698	(4,668)

Comprehensive loss attributable to the Company	$(82,840)	$(209,179)

Net loss attributable to the Company per common share:
Basic	$(1.62)	$(2.17)
Weighted average common shares outstanding – Basic	82,260	81,427
Diluted	$(1.62)	$(2.17)
Weighted average common shares outstanding – Diluted	82,260	81,427

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(131,363)	$(179,627)

Reconciling items:
Depreciation and amortization	183,711	181,334
Deferred taxes	(60,666)	(83,842)
Gain on disposal of operating assets	(16,714)	(3,772)
(Gain) loss on extinguishment of debt	5,721	(60,289)
Provision for doubtful accounts	4,717	2,918
Share-based compensation	2,291	8,115
Equity in earnings of nonconsolidated affiliates	(2,975)	(1,871)
Amortization of deferred financing charges and note discounts, net	56,858	52,704
Other reconciling items – net	4,944	3,055
Changes in operating assets and liabilities:
Decrease in accounts receivable	127,469	89,370
Increase in deferred income	59,231	49,680
Increase (decrease) in accrued expenses	(160,382)	599
Increase (decrease) in accounts payable and other liabilities	(65,334)	198
Decrease in accrued interest	(45,683)	(9,959)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(87,134)	(18,378)

Net cash provided by (used for) operating activities	(125,309)	30,235

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,969)	(55,324)
Purchases of businesses and other operating assets	(11,226)	(10,389)
Proceeds from disposal of assets	42,328	8,140
Change in other – net	99	(14,087)

Net cash used for investing activities	(32,768)	(71,660)

Cash flows from financing activities:
Draws on credit facilities	10,000	75,304
Payments on credit facilities	(137,300)	(66,706)
Proceeds on long-term debt	1,001,604	—
Payments on long-term debt	(1,123,519)	(244,109)
Repurchases of long-term debt	—	(125,000)
Change in other – net	(2,830)	233

Net cash used for financing activities	(252,045)	(360,278)

Net decrease in cash and cash equivalents	(410,122)	(401,703)

Cash and cash equivalents at beginning of period	1,920,926	1,883,994

Cash and cash equivalents at end of period	$1,510,804	$1,482,291

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1:	BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by CC Media Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

Certain prior-period amounts have been reclassified to conform to the 2011 presentation.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805, Business Combinations, to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to the Company’s disclosures.

Note 2:	PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2011 and December 31, 2010, respectively.

(In thousands)	March 31, 2011	December 31, 2010
Land, buildings and improvements	$652,709	$652,575
Structures	2,687,071	2,623,561
Towers, transmitters and studio equipment	380,981	397,434
Furniture and other equipment	308,247	282,385
Construction in progress	68,866	65,173

	4,097,874	4,021,128
Less: accumulated depreciation	980,058	875,574

Property, plant and equipment, net	$3,117,816	$3,145,554

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are recorded at cost.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011		December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$804,167	$268,878	$789,867	$241,461
Customer / advertiser relationships	1,210,269	319,806	1,210,205	289,824
Talent contracts	317,352	108,658	317,352	99,050
Representation contracts	231,623	110,380	231,623	101,650
Other	554,159	89,867	551,197	80,110

Total	$3,117,570	$897,589	$3,100,244	$812,095

Total amortization expense related to definite-lived intangible assets was $79.0 million and $81.0 million for the three months ended March 31, 2011 and 2010, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2012	$296,096
2013	277,195
2014	256,209
2015	234,321
2016	212,512

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits as follows:

(In thousands)	March 31, 2011	December 31, 2010
FCC broadcast licenses	$2,418,986	$2,423,828
Billboard permits	1,115,429	1,114,413

Total indefinite-lived intangible assets	$3,534,415	$3,538,241

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Radio	Americas Outdoor	International Outdoor	Other	Total
Balance as of December 31, 2009	$3,146,869	$585,249	$276,343	$116,544	$4,125,005
Impairment	—	—	(2,142)	—	(2,142)
Acquisitions	—	—	—	342	342
Dispositions	(5,325)	—	—	—	(5,325)
Foreign currency	—	285	3,299	—	3,584
Other	(1,346)	—	(792)	—	(2,138)

Balance as of December 31, 2010	$3,140,198	$585,534	$276,708	$116,886	$4,119,326

Acquisitions	12,246	—	—	177	12,423
Dispositions	(9,210)	—	—	—	(9,210)
Foreign currency	—	227	11,863	—	12,090

Balance as of March 31, 2011	$3,143,234	$585,761	$288,571	$117,063	$4,134,629

Note 3:	DEBT

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,493,847	$10,885,447
Revolving Credit Facility Due 2014	1,780,550	1,842,500
Delayed Draw Facilities Due 2016	976,776	1,013,227
Receivables Based Facility Due 2014	320,732	384,232
Priority Guarantee Notes Due 2021	1,000,000	—
Other Secured Long-term Debt	6,687	4,692

Total Consolidated Secured Debt	14,578,592	14,130,098

Senior Cash Pay Notes	796,250	796,250
Senior Toggle Notes	829,831	829,831
Clear Channel Senior Notes	2,218,656	2,911,393
Subsidiary Senior Notes	2,500,000	2,500,000
Other long-term debt	60,207	63,115
Purchase accounting adjustments and original issue discount	(579,323)	(623,335)

	20,404,213	20,607,352
Less: current portion	404,555	867,735

Total long-term debt	$19,999,658	$19,739,617

(1)	Term Loan Facilities mature at various dates from 2014 through 2016.

The Company’s weighted average interest rate at March 31, 2011 was 6.0%. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $19.1 billion and $18.7 billion at March 31, 2011 and December 31, 2010, respectively.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Refinancing Transactions

During the first quarter of 2011, the Company’s indirect subsidiary, Clear Channel Communications, Inc. (“Clear Channel”), amended its senior secured credit facilities and its receivables based credit facility (the “Amendments”) and issued $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Notes”). The Company capitalized $39.5 million in fees and expenses associated with the offering and is amortizing them through interest expense over the life of the Notes.

Clear Channel used the proceeds of the Notes offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $1.9 billion. The prepayment resulted in the accelerated expensing of $5.7 million of loan fees recorded in “Other income (expense) – net”.

The proceeds from the offering of the Notes, along with available cash on hand, were also used to repay at maturity $692.7 million in aggregate principal amount of the 6.25% senior notes, which matured during the first quarter of 2011.

Clear Channel obtained, concurrent with the offering of the Notes, amendments to its senior secured credit facilities and its receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for Clear Channel’s indirect subsidiary, Clear Channel Outdoor Holdings, Inc., and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Debt Repurchases

During the first quarter of 2010, Clear Channel Investments, Inc. (“CC Investments”), an indirect wholly-owned subsidiary of the Company, repurchased $185.2 million aggregate principal amount of certain of Clear Channel’s outstanding senior toggle notes for $125.0 million through open market purchases. Notes repurchased by CC Investments are eliminated in consolidation.

Note 4:	SUPPLEMENTAL DISCLOSURES

Divestiture Trusts

The Company owns certain radio stations which, under current FCC rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel. The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee. The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary. During the three months ended March 31, 2011, the Company’s Radio segment sold stations from the trust and recorded a gain of $6.8 million included in “Other operating income – net.”

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Income Tax Benefit

The Company’s income tax benefit for the three months ended March 31, 2011 and 2010, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2011	2010
Current tax benefit (expense)	$31,995	$(12,657)
Deferred tax benefit	60,666	83,842

Income tax benefit	$92,661	$71,185

The effective tax rate is the provision for income taxes as a percent of income before income taxes. The effective tax rate for the three months ended March 31, 2011 was 41.4%. The 2011 effective tax rate was primarily impacted by the Company’s settlement of U.S. federal and state tax examinations during the quarter. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $10.2 million to reflect the net tax benefits of the settlements. In addition, the effective rate was impacted by the Company’s ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to taxable income where the losses previously did not provide a benefit.

The effective tax rate for the three months ended March 31, 2010 was 28.4%. The 2010 effective rate was impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

During the quarters ended March 31, 2011 and 2010, cash paid for interest and income taxes, net of income tax refunds of $0.5 million and $3.8 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010
Interest	$345,110	$345,058
Income taxes	30,614	6,214

Note 5:	FAIR VALUE MEASUREMENTS

Marketable Equity Securities

The Company holds marketable equity securities and interest rate swaps that are measured at fair value on each reporting date.

The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1 in accordance with ASC 820-10-35. The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2011 and December 31, 2010 are as follows:

(In thousands)	March 31, 2011				December 31, 2010
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$12,614	$—	$61,181	$73,795	$12,614	$—	$57,945	$70,559

Interest Rate Swap Agreement

The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portions of the gain or loss on the swap are reported as a component of other comprehensive income. The Company entered into the swap to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest-rate changes on future interest expense. The interest rate swap agreement matures in 2013.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The swap agreement is valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreement by using market information available as of the reporting date, including prevailing interest rates and credit spread. Due to the fact that the inputs are either directly or indirectly observable, the Company classified the fair value measurements of its swap agreement as Level 2 in accordance with ASC 820-10-35.

The Company continually monitors its positions with, and credit quality of, the financial institution which is counterparty to its interest rate swap. The Company may be exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap. However, the Company considers this risk to be low. If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive income is recognized currently in income.

In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings related to the interest rate swap.

The fair value of the Company’s interest rate swap designated as a hedging instrument and recorded in “Other long-term liabilities” was $191.8 million and $213.1 million at March 31, 2011 and December 31, 2010, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at January 1, 2011	$134,067
Other comprehensive income	(13,342)

Balance at March 31, 2011	$120,725

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax expense allocated to each component of other comprehensive income for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
(In thousands)	2011	2010
Unrealized holding loss on marketable securities	$(1,129)	$(4,384)
Unrealized holding gain (loss) on cash flow derivatives	(7,964)	1,888

Income tax expense	$(9,093)	$(2,496)

Note 6:	COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

The Company has filed separate petitions to challenge the imposition of this tax against each of its businesses. The Company’s challenge for L&C was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

law judges. On September 27, 2010, the Company received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intends to appeal this ruling to the judicial level. The Company has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $9.6 million in taxes, approximately $19.2 million in penalties and approximately $29.4 million in interest (as of March 31, 2011 at an exchange rate of 0.60). Based on management’s review of the law in and the outcome of similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

The Company’s challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes but reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.9 million in taxes, approximately $5.4 million in penalties and approximately $18.2 million in interest (as of March 31, 2011 at an exchange rate of 0.60). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level rejected that appeal. In late February 2011, the Company filed a writ of mandamus in the 13a lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies to Klimes. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. The Company appealed the decision to the São Paulo State Higher Court, which affirmed in late April 2011. Based on management’s review of the law in and the outcome of similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

At March 31, 2011, Clear Channel guaranteed $39.9 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of March 31, 2011, no amounts were outstanding under these agreements.

As of March 31, 2011, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $160.7 million and $47.5 million, respectively. Letters of credit in the amount of $12.2 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers.

These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

Note 7:	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended March 31, 2011 and 2010, the Company recognized management fees of $3.8 million in each period and reimbursable expenses of $0.1 million and $0.5 million, respectively.

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

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2011	$(7,695,606)	$490,920	$(7,204,686)
Net income (loss)	(131,832)	469	(131,363)
Foreign currency translation adjustments	32,902	6,405	39,307
Unrealized holding gain on marketable securities	2,669	283	2,952
Unrealized holding gain on cash flow derivatives	13,342	—	13,342
Reclassification adjustment	79	10	89
Other - net	(2,887)	2,814	(73)

Balances at March 31, 2011	$(7,781,333)	$500,901	$(7,280,432)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$(7,300,386)	$455,648	$(6,844,738)
Net loss	(175,414)	(4,213)	(179,627)
Foreign currency translation adjustments	(35,056)	(4,393)	(39,449)
Unrealized holding gain (loss) on marketable securities	4,246	(301)	3,945
Unrealized holding loss on cash flow derivatives	(3,154)	—	(3,154)
Reclassification adjustment	199	26	225
Other - net	4,318	3,694	8,012

Balances at March 31, 2010	$(7,505,247)	$450,461	$(7,054,786)

The Company completed a voluntary stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance vesting conditions. We accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

Note 9:	SEGMENT DATA

The Company’s reportable operating segments, which it believes best reflect how the Company is currently managed, are radio broadcasting, Americas outdoor advertising and International outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of operations primarily in the United States, Canada and Latin America. The International outdoor segment primarily includes operations in Europe, Asia and Australia. The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays. The other category includes the Company’s media representation firm as well as other general support services and initiatives which are ancillary to the Company’s other businesses. Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s operating segment results for the three months ended March 31, 2011 and 2010.

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2011
Revenue	$640,345	$289,314	$360,900	$51,263	$—	$(20,996)	$1,320,826
Direct operating expenses	192,108	143,491	247,889	23,888	—	(11,121)	596,255
Selling, general and administrative expenses	226,649	54,367	68,813	20,570	—	(9,875)	360,524
Depreciation and amortization	64,456	51,086	51,244	13,285	3,640	—	183,711
Corporate expenses	—	—	—	—	52,347	—	52,347
Other operating income - net	—	—	—	—	16,714	—	16,714

Operating income (loss)	$157,132	$40,370	$(7,046)	$(6,480)	$(39,273)	$—	$144,703

Intersegment revenues	$7,380	$943	$—	$12,673	$—	$—	$20,996
Capital expenditures	$16,007	$32,401	$13,960	$—	$1,601	$—	$63,969
Share-based compensation expense	$1,554	$2,168	$903	$—	$(2,334)	$—	$2,291

Three Months Ended March 31, 2010
Revenue	$623,199	$270,977	$337,791	$52,046	$—	$(20,235)	$1,263,778
Direct operating expenses	203,760	139,308	239,578	24,828	—	(10,127)	597,347
Selling, general and administrative expenses	227,097	44,477	66,880	20,950	—	(10,108)	349,296
Depreciation and amortization	63,932	49,451	52,258	13,596	2,097	—	181,334
Corporate expenses	—	—	—	—	64,496	—	64,496
Other operating income - net	—	—	—	—	3,772	—	3,772

Operating income (loss)	$128,410	$37,741	$(20,925)	$(7,328)	$(62,821)	$—	$75,077

Intersegment revenues	$6,654	$1,057	$—	$12,524	$—	$—	$20,235
Capital expenditures	$4,589	$24,705	$24,618	$—	$1,412	$—	$55,324
Share-based compensation expense	$1,749	$2,030	$603	$—	$3,733	$—	$8,115

Note 10:	SUBSEQUENT EVENT

On April 29, 2011, Clear Channel Acquisition, LLC, our wholly-owned subsidiary, purchased the traffic business of Westwood One, Inc. (“Westwood One”) for $24.25 million through the acquisition of the stock of certain wholly-owned subsidiaries of Westwood One to increase the growth of our traffic business by adding a complementary traffic operation and to improve the Company’s traffic operations. In addition, after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to Westwood One in the amount of $95.0 million. Clear Channel Acquisition, LLC, simultaneously entered into a Transition Services Agreement by which it will provide certain services to Westwood One.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which also includes our national syndication business, Americas outdoor advertising (“Americas outdoor” or Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income – net, Interest expense, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Executive Summary

The key developments in of our business for the quarter ended March 31, 2011 are summarized below:

•	Consolidated revenue increased $57.0 million compared to the first quarter of 2010.

•	Radio revenue increased $17.1 million compared to the first quarter of 2010 from increases in local advertising.

•	Americas outdoor revenue increased $18.3 million compared to the first quarter of 2010, driven by revenue growth across most of our display types, particularly digital.

•

International outdoor revenue increased $23.1 million compared to the first quarter of 2010, primarily as a result of increased street furniture sales and an increase from movements in foreign exchange.

•

Our indirect subsidiary, Clear Channel Communications, Inc. (“Clear Channel”), issued $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Notes”). Proceeds of the offering of the Notes, along with available cash on hand, were used to repay $500.0 million of the senior secured credit facilities and $692.7 million of the 6.25% notes that matured during the first quarter.

•

We purchased a cloud-based music technology business in the first quarter of 2011 that provides us with state-of-the-art music technology and services. We believe this technology and services will enable us to accelerate the development and growth of the next generation of our iHeartRadio.com digital products.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010 is as follows:

	Three Months Ended March 31,		%
(In thousands)	2011	2010	Change
Revenue	$1,320,826	$1,263,778	5%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	596,255	597,347	(0%)
Selling, general and administrative expenses (excludes depreciation and amortization)	360,524	349,296	3%
Corporate expenses (excludes depreciation and amortization)	52,347	64,496	(19%)
Depreciation and amortization	183,711	181,334	1%
Other operating income – net	16,714	3,772

Operating income	144,703	75,077
Interest expense	369,666	385,795
Equity in earnings of nonconsolidated affiliates	2,975	1,871
Other income (expense) – net	(2,036)	58,035

Loss before income taxes	(224,024)	(250,812)
Income tax benefit	92,661	71,185

Consolidated net loss	(131,363)	(179,627)
Less amount attributable to noncontrolling interest	469	(4,213)

Net loss attributable to the Company	$(131,832)	$(175,414)

Consolidated Revenue

Our consolidated revenue increased $57.0 million during the first quarter of 2011 compared to the same period of 2010. Our radio broadcasting revenue increased $17.1 million driven by increases in local advertising on improved average rates per minute. Americas outdoor revenue increased $18.3 million driven by increases in revenue across most of our display types, particularly digital. Our International outdoor revenue increased $23.1 million, primarily due to $8.7 million from street furniture growth across most of our markets and an $8.0 million increase from movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses remained relatively flat during the first quarter of 2011 compared to the same period of 2010. Our radio broadcasting direct operating expenses decreased $11.7 million, primarily due to an $8.0 million decline in restructuring expenses. Americas outdoor direct operating expenses increased $4.2 million primarily due higher variable costs associated with the increase in revenue. Direct operating expenses in our International outdoor segment increased $8.3 million primarily from a $5.6 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $11.2 million during the first quarter of 2011 compared to the same period of 2010. SG&A expenses increased $9.9 million in our Americas outdoor segment, partially as a result of increased commission expenses associated with the increase in revenue during 2011. In addition, 2010 Americas outdoor SG&A included a $3.8 million favorable litigation settlement. Our International outdoor SG&A expenses increased $1.9 million primarily due to a $2.8 million increase in administrative costs. Our radio broadcasting SG&A expenses were flat with increased administrative expenses offset by lower restructuring expenses.

Corporate Expenses

Corporate expenses decreased $12.1 million during the first quarter of 2011 compared to the same period of 2010. We experienced an increase in the first quarter of 2011of $4.5 million related to general corporate infrastructure support services and initiatives. The increase in general corporate infrastructure support services and initiatives was offset by the impact of the reversal of $6.6 million of share-based compensation expense related to the cancellation of a portion of an executive’s stock options, and the impact of the timing and amounts recorded under our variable compensation plans. In addition, we recorded $2.9 million less restructuring expenses in the current year.

Other Operating Income - Net

Other income of $16.7 million in the first quarter of 2011 primarily related to gains on sales of radio stations, towers and proceeds received from condemnations of bulletins.

Interest Expense

Interest expense decreased $16.1 million during the first quarter of 2011 compared to the same period of 2010, primarily due to a decline in the weighted average cost of debt. Clear Channel’s weighted average cost of debt during the quarter ending March 31, 2011 was 5.9% compared to 6.2% at March 31, 2010.

Other Income (Expense) - Net

Other expense of $2.0 million in the first quarter of 2011 related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of the senior secured credit facilities in connection with the Notes offering described above. This expense was partially offset by a $3.3 million foreign exchange gain on short term intercompany accounts.

Income Tax Benefit

Our effective tax rate for the first quarter of 2011 was 41.4%. The effective rate was primarily impacted by our settlement of U.S. federal and state tax examinations during the quarter. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $10.2 million to reflect the net tax benefits of the settlements. In addition, the effective rate was impacted by our ability to benefit from certain tax loss carryforwards in foreign jurisdictions as a result of increased taxable income during 2011, where the losses previously did not provide a benefit.

Our effective tax rate for the first quarter of 2010 was 28.4%. The effective rate was impacted by tax losses in certain foreign jurisdictions for which benefits could not be recorded due to the uncertainty of the ability to utilize those losses in future years.

Radio Results of Operations

Our radio broadcasting operating results were as follows:

	Three Months Ended March 31,		%
(In thousands)	2011	2010	Change
Revenue	$640,345	$623,199	3%
Direct operating expenses	192,108	203,760	(6%)
SG&A expenses	226,649	227,097	0%
Depreciation and amortization	64,456	63,932	1%

Operating income	$157,132	$128,410	22%

Radio broadcasting revenue increased $17.1 million during the first quarter of 2011 compared to the same period of 2010, driven primarily by increases of $10.6 million in local advertising and $7.4 million from digital, traffic and other revenues. The increases were partially offset by a slight decline in national advertising. The increase in local advertising revenue was primarily a result of increased average rates per minute. Increases in advertising occurred across various markets and advertising categories including automotive, entertainment and financial services.

Direct operating expenses decreased $11.7 million during the first quarter of 2011 compared to the same period of 2010, primarily from an $8.0 million decline in expenses incurred in connection with our restructuring program as well as lower programming costs. SG&A expenses were relatively flat with increases in legal and professional costs primarily related to our digital player initiative offset by a $3.7 million decline in restructuring expenses.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2011	2010
Revenue	$289,314	$270,977	7%
Direct operating expenses	143,491	139,308	3%
SG&A expenses	54,367	44,477	22%
Depreciation and amortization	51,086	49,451	3%

Operating income	$40,370	$37,741	7%

Our Americas outdoor revenue increased $18.3 million compared to the first quarter of 2010, driven by revenue growth across most of our display types. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays. Airport and shelter revenues increased due to higher average rates as a result of improved economic conditions.

Direct operating expenses increased $4.2 million during the first quarter of 2011 compared to the same period of 2010. The increase was primarily a result of increased site-lease costs driven by the increase in revenue. We also experienced an increase related to structure maintenance and electricity for new digital bulletins as well as existing displays. SG&A expenses increased $9.9 million in our Americas outdoor segment from an increase in commission costs associated with the increase in revenue during 2011 and an increase in other administrative expenses. The first quarter of 2010 included a $3.8 million favorable litigation settlement.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2011	2010
Revenue	$360,900	$337,791	7%
Direct operating expenses	247,889	239,578	3%
SG&A expenses	68,813	66,880	3%
Depreciation and amortization	51,244	52,258	(2%)

Operating loss	$(7,046)	$(20,925)	(66%)

International outdoor revenue increased $23.1 million compared to the first quarter of 2010, primarily as a result of growth in street furniture across most of our markets, particularly China and Sweden, as a result of improved economic conditions. Revenue growth was partially offset by lower revenues in France. Movements in foreign exchange resulted in an $8.0 million increase in revenues.

Direct operating expenses increased $8.3 million primarily attributable to higher direct production costs associated with the increase in revenue, and including a $5.6 million increase from movements in foreign exchange. SG&A expenses increased $1.9 million primarily due to increased administrative costs and a $1.6 million increase from movements in foreign exchange. These SG&A increases were partially offset by a $2.1 million reduction in restructuring expenses and business tax related to a change in French tax law.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months Ended March 31,
(In thousands)	2011	2010
Radio broadcasting	$157,132	$128,410
Americas outdoor advertising	40,370	37,741
International outdoor advertising	(7,046)	(20,925)
Other	(6,480)	(7,328)
Other operating income - net	16,714	3,772
Corporate expenses[1]	(55,987)	(66,593)

Consolidated operating income	$144,703	$75,077

[1]	Corporate expenses include expenses related to radio broadcasting, Americas outdoor, International outdoor and our other segment.

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively:

(In thousands)	Three Months Ended March 31,
	2011	2010
Radio broadcasting	$1,554	$1,749
Americas outdoor advertising	2,168	2,030
International outdoor advertising	903	603
Corporate[1]	(2,334)	3,733

Total share-based compensation expense	$2,291	$8,115

[1]	Included in corporate share-based compensation in 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

We completed a voluntary stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance conditions. We accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

As of March 31, 2011, there was $61.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over approximately three years. In addition, as of March 31, 2011, there was $14.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights our cash flow activities during the three months ended March 31, 2011 and 2010.

Cash Flows

(In thousands)	Three Months Ended March 31,
	2011	2010
Cash provided by (used for):
Operating activities	$(125,309)	$30,235
Investing activities	$(32,768)	$(71,660)
Financing activities	$(252,045)	$(360,278)

Operating Activities

Our net loss, adjusted for $173.9 million of non-cash items, provided positive cash flows of $46.5 million during the first quarter of 2011. Our net loss, adjusted for $101.9 million of non-cash items, resulted in cash used of $81.3 million in the first quarter of 2010. Cash used for operating activities during the three months ended March 31, 2011 was $125.3 million compared to $30.2 million cash provided by operating activities during the three months ended March 31, 2010. Cash generated by higher operating income compared to the prior year as a result of improved operating performance was offset by higher variable compensation payments in the first quarter of 2011 associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating assets, (gain) loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts - net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first quarter of 2011 primarily reflected capital expenditures of $64.0 million. We spent $16.0 million for capital expenditures in our Radio segment, $32.4 million in our Americas outdoor segment primarily related to the construction of new billboards, and $14.0 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we received proceeds of $42.3 million primarily related to the sale of a radio stations, towers and other assets in our Radio broadcasting, Americas outdoor, and International outdoor segments.

Cash used for investing activities during the first quarter of 2010 primarily reflected capital expenditures of $55.3 million. We spent $4.6 million for capital expenditures in our Radio segment, $24.7 million in our Americas outdoor segment primarily related to the construction of new billboards, and $24.6 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, Katz Media acquired representation contracts for $10.4 million and we received proceeds of $8.1 million primarily related to the sale of a radio station and Americas outdoor assets.

Financing Activities

Cash used for financing activities during the first quarter of 2011 primarily reflects the issuance of the Notes and the use of proceeds from the offering of the Notes, as well as cash on hand, to prepay a portion of the senior secured credit facilities and repay at maturity the 6.25% senior notes that matured in the first quarter of 2011 as discussed in the “Refinancing Transactions” section within this MD&A.

Cash used for financing activities during the first quarter of 2010 included draws and repayments on our credit facilities of $75.3 million and $66.7 million, respectively. Our wholly-owned subsidiary, CC Investments, repurchased $185.2 million aggregate principal amount of Clear Channel’s senior toggle notes for $125.0 million as discussed in the “Uses of Capital” section within this MD&A. In addition, Clear Channel repaid its remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including any amounts that may in the future be available under Clear Channel’s senior secured credit facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

We expect to be in compliance with the covenants contained in Clear Channel’s material financing agreements in 2011, including the maximum consolidated senior secured net debt to consolidated EBITDA limitations contained in Clear Channel’s senior secured credit facilities. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

SOURCES OF CAPITAL

As of March 31, 2011 and December 31, 2010, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2011	December 31, 2010
Senior Secured Credit Facilities:
Term Loan Facilities	$10,493.8	$10,885.5
Revolving Credit Facility (1)	1,780.6	1,842.5
Delayed Draw Term Loan Facilities	976.8	1,013.2
Receivables Based Facility	320.7	384.2
Priority Guarantee Notes	1,000.0	—
Secured Subsidiary Debt	6.7	4.7

Total Secured Debt	14,578.6	14,130.1

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes (2)	1,639.3	2,288.1
Subsidiary Senior Notes	2,500.0	2,500.0
Clear Channel Subsidiary Debt	60.2	63.1

Total Debt	20,404.2	20,607.4
Less: Cash and cash equivalents	1,510.8	1,920.9

	$18,893.4	$18,686.5

(1)	We had $46.0 million of availability under the Revolving Credit Facility as of March 31, 2011.
(2)	Reflects $579.3 million and $623.3 million at March 31, 2011 and December 31, 2010, respectively, in unamortized fair value purchase accounting discounts related to the merger.

We and our subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and we may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or our outstanding equity securities or outstanding equity securities of Clear Channel Outdoor Holdings, Inc. (“CCOH”), in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters. Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility and certain other secured subsidiary debt. Clear Channel’s consolidated EBITDA for the preceding four quarters of $1.8 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $0.0 million; (ii) an increase of $10.0 million for cash received from nonconsolidated affiliates; (iii) an increase of $39.5 million for non-cash items; (iv) an increase of $37.7 million related to expenses incurred associated with our cost savings program; and (v) an increase of $31.9 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At March 31, 2011, our ratio was 7.2:1.

Refinancing Transactions

During the first quarter of 2011 Clear Channel amended its senior secured credit facilities and its receivables based credit facility (the “Amendments”) and issued $1.0 billion aggregate principal amount of Notes. We capitalized $39.5 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the Notes.

The Notes were issued pursuant to an indenture, dated as of February 23, 2011 (the “Indenture”), among Clear Channel, the guarantors named therein (the “Guarantors”), Wilmington Trust FSB, as trustee, and the other agents named therein. The Notes mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2011. The Notes are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Guarantors. The Notes and the Guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

Clear Channel may redeem the Notes at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 1, 2014, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The Indenture contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The Indenture contains covenants that limit Clear Channel Capital’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Notes. The Indenture also provides for customary events of default.

Clear Channel used the proceeds of the Notes offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $1.9 billion. The prepayment resulted in the accelerated expensing of $5.7 million of loan fees recorded in “Other income (expense) – net”.

The proceeds from the offering of the Notes, along with available cash on hand, were also used to repay at maturity $692.7 million in aggregate principal amount of the 6.25% senior notes, which matured during the first quarter of 2011.

Clear Channel obtained, concurrent with the offering of the Notes, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for Clear Channel’s indirect subsidiary, CCOH, and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

As a result of the prepayment of $500.0 million of indebtedness under Clear Channel’s senior secured credit facilities, the scheduled repayment of term loans is revised as set forth below:

(In millions) Year	Tranche A Term Loan Amortization*	Tranche B Term Loan Amortization**	Tranche C Term Loan Amortization**	Delayed Draw 1 Term Loan Amortization**	Delayed Draw 2 Term Loan Amortization**
2012	—	—	$1.0	—	—
2013	$88.5	—	$12.2	—	—
2014	$998.6	—	$7.0	—	—
2015	—	—	$3.4	—	—
2016	—	$8,735.9	$647.2	$568.6	$408.2

Total	$1,087.1	$8,735.9	$670.8	$568.6	$408.2

*	Balance of Tranche A Term Loan is due July 30, 2014
**	Balance of Tranche B Term Loan, Tranche C Term Loan, Delayed Draw 1 Term Loan and Delayed Draw 2 Term Loan are due January 29, 2016

USES OF CAPITAL

During the first quarter of 2010, CC Investments, our indirect wholly-owned subsidiary, repurchased $185.2 million aggregate principal amount of certain of Clear Channel’s outstanding senior toggle notes for $125.0 million through open market purchases. Notes repurchased by CC Investments are eliminated in consolidation.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended March 31, 2011 and 2010, we recognized management fees of $3.8 million in each period and reimbursable expenses of $0.1 million and $0.5 million, respectively.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. Future results of operations could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

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

MARKET RISK

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at March 31, 2011 by $14.8 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At March 31, 2011 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum. The fair value of this agreement at March 31, 2011 was a liability of $191.8 million. At March 31, 2011, approximately 53% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, our interest expense for the three months ended March 31, 2011 would have changed by approximately $8.1 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $5.1 million for the three months ended March 31, 2011. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2011 by approximately $0.5 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805, Business Combinations, to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to the Company’s disclosures.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including:

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	risks associated with a global economic downturn and its impact on capital markets;

•

other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	industry conditions, including competition;

•	legislative or regulatory requirements;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	the outcome of pending and future litigation;

•	changes in interest rates;

•	taxes;

•	shifts in population and other demographics;

•	access to capital markets and borrowed indebtedness;

•	the risk that we may not be able to integrate the operations of acquired companies successfully;

•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Office of the Chief Executive Officer (performing the functions of principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Office of the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Office of the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Certain of our subsidiaries are co-defendants with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country beginning in May 2006. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets: Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. In September 2009, the Court stayed the case pending the issuance of a decision by an en banc panel of the United States Court of Appeals for the Ninth Circuit in Dukes v. Wal-Mart, 509 F.3d 1168, which was expected to clarify the standard for class certification. On April 26, 2010, the Ninth Circuit issued its opinion in Dukes, and on October 13, 2010 the district court granted plaintiffs’ request to lift the stay and denied defendants’ motion to reconsider the decision to grant class certification. On January 4, 2011, the court denied our request for leave to appeal its refusal to reconsider class certification. Discovery is underway, and the deadline for completing fact discovery is May 23, 2011.

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

On or about July 12, 2006 and April 12 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that our businesses fall within the definition of “communication services” and as such are subject to the VAT.

We have filed separate petitions to challenge the imposition of this tax against each of our businesses. Our challenge for L&C was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, we received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intend to appeal this ruling to the judicial level. We have filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against us. The amounts allegedly owed by L&C are approximately $9.6 million in taxes, approximately $19.2 million in penalties and approximately $29.4 million in interest (as of March 31, 2011 at an exchange rate of 0.60). Based on our review of the law in and the outcome of similar cases in other Brazilian states, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Our challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes but reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.9 million in taxes, approximately $5.4 million in penalties and approximately $18.2 million in interest (as of March 31, 2011 at an exchange rate of 0.60). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level rejected that appeal. In late February 2011, we filed a writ of mandamus in the 13a lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies to Klimes. On that same day, we filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. We appealed the decision to the São Paulo State Higher Court, which affirmed in late April 2011. Based on our review of the law in and the outcome of similar cases in other Brazilian states, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Item 1A. Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. There have not been any material changes in the risk factors disclosed in the 2010 Annual Report on Form 10-K.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Cautionary Statement Concerning Forward-Looking Statements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended March 31, 2011 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	—	—	(1)
February 1 through February 28	—	—	—	(1)
March 1 through March 31	—	—	—	(1)

Total	—	—	—	$100,000,000 (1)

(1)	On August 9, 2010, Clear Channel Communications, Inc., an indirect subsidiary of the Company, announced that its board of directors approved a stock purchase program under which Clear Channel Communications, Inc. or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of Clear Channel Outdoor Holdings, Inc., an indirect subsidiary of Clear Channel Communications, Inc. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications, Inc.’s discretion. No shares were purchased under the stock purchase program during the three months ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of February 23, 2011, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to Clear Channel Communications, Inc.’s Current Report on Form 8-K filed on February 24, 2011).

4.2	Exchange and Registration Rights Agreement, dated February 23, 2011, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, certain subsidiary guarantors named therein and the initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to Clear Channel Communications, Inc.’s Current Report on Form 8-K filed on February 24, 2011).

10.1	Amendment and Restatement Agreement, dated as of February 15, 2011, to the Credit Agreement, dated as of May 13, 2008, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers and foreign subsidiary borrowers named therein, Citibank, N.A., as Administrative Agent, and the lender from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to Clear Channel Communications, Inc.’s Current Report on Form 8-K filed on February 18, 2011).

10.2	Amendment No. 3, dated as of February 15, 2011, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.2 to Clear Channel Communications, Inc.’s Current Report on Form 8-K filed on February 18, 2011).

10.3	Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Clear Channel Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to Clear Channel Communications, Inc.’s Current Report on Form 8-K filed on February 24, 2011).

10.4	Form of Executive Replacement Option Agreement between John Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99(a)(1)(iv) to CC Media Holdings, Inc.’s Schedule TO filed on February 18, 2011).

11*	Statement re: Computation of Per Share Earnings (Loss).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC MEDIA HOLDINGS, INC.

May 6, 2011	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary