Form 10-K
period 2011-12-31
CC Media Holdings Inc
filed 2012-02-21
CIK 1400891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011, or

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

Act.     YES   [    ]   NO   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   [X]   NO   [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   [X]   NO   [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [    ] Accelerated filer [X] Non-accelerated filer [    ] Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     YES   [    ]   NO   [X]

As of June 30, 2011, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $137.0 million based on the closing sales price of the Class A common stock as reported on the Over-the-Counter Bulletin Board.

On January 31, 2012, there were 23,575,195 outstanding shares of Class A common stock (excluding 530,944 shares held in treasury), 555,556 outstanding shares of Class B common stock and 58,967,502 outstanding shares of Class C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2012 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CC MEDIA HOLDINGS, INC.

PART I

ITEM 1.BUSINESS

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

Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

Our Business Segments

We are a diversified media and entertainment company with three reportable business segments: Media and Entertainment (“CCME,” formerly known as Radio); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”). Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business. Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Our “Other” segment includes our full-service media representation business, Katz Media Group (“Katz Media”), as well as other general support services and initiatives, which are ancillary to our other businesses. Approximately half of our revenue is generated from our CCME segment. The remaining half is comprised of our Americas outdoor and our International outdoor advertising segments, as well as Katz Media and other support services and initiatives.

We are a leading global media and entertainment company specializing in radio, digital, out-of-home, mobile and on-demand entertainment and information services for national audiences and local communities and providing premiere opportunities for advertisers. Through our strong capabilities and unique collection of assets, we have the ability to deliver compelling content as well as innovative, effective marketing campaigns for advertisers and marketing, creative and strategic partners in communities across the Americas and internationally.

We are focused on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities. We continue to invest strategically in our digital platforms, including the development of the next generation of iHeartRadio, our integrated digital radio platform, and the ongoing deployment of digital outdoor displays. We intend to continue to execute our strategies while closely managing expenses and focusing on achieving operating efficiencies across our businesses. We share best practices across our businesses and markets in an attempt to replicate our successes throughout the markets in which we operate.

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 13 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

CCME

Our CCME operations include radio broadcasting, online and mobile services and products, program syndication, entertainment, traffic data distribution and music research services. Our radio stations and content can be heard on AM/FM stations, HD radio stations, satellite radio, the Internet at iHeartRadio.com and our radio stations’ websites, through our iHeartRadio mobile application on iPads and smart phones, and via navigation systems.

As of December 31, 2011, we owned 866 domestic radio stations servicing approximately 150 U.S. markets, including 45 of the top 50 markets and 86 of the top 100 markets. Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, news/talk, sports, urban and oldies, among others.

In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents approximately 90 syndicated radio programs and serves nearly 5,800 radio station affiliates. We also deliver real-time traffic information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic Network.

Strategy

Our CCME strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, mobile and digital. We strive to serve our listeners by providing the content they desire on the platform they prefer, while supporting advertisers, strategic partners, music labels and artists with a diverse platform of creative marketing opportunities designed to effectively reach and engage target audiences. Our CCME strategy also focuses on continuing to improve the operations of our stations by providing valuable programming and promotions, as well as sharing best practices across our stations in marketing, distribution, sales and cost management.

Promote Local and National Advertising. We intend to grow our CCME businesses by continuing to develop effective programming, creating new solutions for our advertisers and agencies, fostering key relationships with advertisers and improving our national sales team. We intend to leverage our diverse collection of assets, as well as our programming and creative strengths and our consumer relationships, to create special events such as one-of-a-kind local and national promotions for our listeners, and develop new, innovative technologies and products with which we can promote our advertisers. We seek to maximize revenue by closely managing our advertising opportunities and pricing to compete effectively in local markets. We operate price and yield information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.

Continue to Enhance the Listener Experience. We intend to continue enhancing the listener experience by offering a wide variety of compelling content and methods of delivery. We will continue to provide the content our listeners desire on the platform they prefer. Our investments over time have created a collection of leading on-air talent. For example, Premiere offers more than 90 syndicated radio programs and services for nearly 5,800 radio station affiliates across the United States, including popular programs such as Rush Limbaugh, Jim Rome, Steve Harvey, Ryan Seacrest, Elvis Duran and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across many stations.

Deliver Content via Multiple Distribution Technologies. We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic and other content using an array of distribution technologies, including: broadcast radio and HD radio channels; satellite radio; online applications via iHeartRadio and our stations’ hundreds of websites; mobile via smart phones, iPads and other tablets as well as in-vehicle entertainment and navigation systems. Some examples of our recent initiatives are as follows:

•

Streaming. We provide streaming content via the Internet, mobile and other digital platforms. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”). AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•

Websites and Mobile Applications. We have developed mobile and Internet applications such as the iHeartRadio smart phone application and website. These mobile and Internet applications allow listeners to use their smart phones or other digital devices to interact directly with stations, find titles/artists, request songs and create custom stations while providing an additional method for advertisers to reach consumers. To date, our iHeartRadio mobile application has been downloaded more than 48 million times. iHeartRadio provides a unique digital music experience by offering access to more than 800 live broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration. Through our digital platforms, we estimate that we had more than 30 million unique digital visitors for the month of December 2011. In addition, for the month of December 2011, we estimate that our audience spent, on average, 77 hours listening via our websites and mobile applications.

Sources of Revenue

Our CCME segment generated 48% of our revenue in each of 2011, 2010 and 2009. The primary source of revenue in our CCME segment is the sale of commercials on our radio stations for local, regional and national advertising. Our iHeartRadio mobile application and website, our station websites and our traffic business (Total Traffic Network) also provide additional means for our advertisers to reach consumers.

Our advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive and media. Our contracts with our advertisers generally provide for a term that extends for less than a one-year period. We also generate additional revenues from network compensation, our online services, our traffic business, special events and other miscellaneous transactions. These other sources of revenue supplement our traditional advertising revenue without increasing on-air-commercial time.

Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies. Our ability to produce commercials that respond to the specific needs of our advertisers helps to build local direct advertising relationships. Regional advertising sales are also generally realized by our local sales staff. To generate national advertising sales, we leverage national sales teams and engage our Katz Media unit, which specializes in soliciting radio advertising sales on a national level for us and other radio and television companies. National sales representatives such as Katz Media obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold.

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

Radio Stations

As of December 31, 2011, we owned 866 radio stations, including 249 AM and 617 FM domestic radio stations, of which 148 stations were in the top 25 markets. Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

Radio broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). As described in “Regulation of Our Media and Entertainment Business” below, the FCC grants us licenses in order to operate our radio stations. The following table provides the number of owned radio stations in the top 25 Arbitron-ranked markets within our CCME segment.

Arbitron Market Rank (1)	Market	Number of Stations
1	New York, NY	5
2	Los Angeles, CA	8
3	Chicago, IL	7
4	San Francisco, CA	7
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Philadelphia, PA	6
8	Washington, DC	5
9	Atlanta, GA	6
10	Boston, MA	4
11	Detroit, MI	7
12	Miami-Ft. Lauderdale-Hollywood, FL	7
13	Seattle-Tacoma, WA	7

Arbitron Market Rank (1)	Market	Number of Stations
14	Puerto Rico	0
15	Phoenix, AZ	8
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Nassau-Suffolk (Long Island), NY	2
19	Tampa-St. Petersburg-Clearwater, FL	8
20	Denver-Boulder, CO	8
21	Baltimore, MD	4
22	St. Louis, MO	6
23	Portland, OR	7
24	Charlotte-Gastonia-Rock Hill, NC-SC	5
25	Pittsburgh, PA	6

	Total Top 25 Markets (2)	148

(1)	Source: Fall 2011 Arbitron Radio Market Rankings.
(2)	Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. We have divested certain of these stations in the past and will continue to divest these stations as required.

Premiere Networks

We operate Premiere, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,800 radio station affiliates. Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs include Rush Limbaugh, Jim Rome, Steve Harvey, Ryan Seacrest, Elvis Duran and Delilah. We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic Network

Our traffic business, Total Traffic Network, delivers real-time traffic data to vehicles via in-car and portable navigation systems, broadcast media, wireless and Internet-based services to thousands of radio and television stations across America. Our goal is to save time, fuel resources and alleviate roadway stress by providing accurate, relevant, and timely information to help motorists navigate their routes more intelligently.

Competition

Our broadcast radio stations, as well as our mobile and digital applications and our traffic business, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including broadcast and cable television, online, print media, outdoor advertising, satellite radio, direct mail and other forms of advertisement. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as Internet-based media and satellite-based digital radio services. Such services reach national and regional audiences with multi-channel, multi-format, digital radio services.

Our broadcast radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners.

Americas Outdoor Advertising

We are the largest outdoor advertising company in the Americas (based on revenues), which includes the United States, Canada and Latin America. Approximately 89%, 89% and 91% of our revenue in our Americas outdoor advertising segment was derived from the United States for the years ended December 31, 2011, 2010 and 2009, respectively. We own or operate approximately 125,000 display structures in our Americas outdoor segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas outdoor assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in other markets in which we operate. Our outdoor strategy focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending. Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising’s share of total media spending by utilizing our dedicated national sales team to highlight the value of outdoor advertising relative to other media. Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2010. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising. For example, we have implemented the EYES ON audience measurement system which: (1) separately reports audiences for each of the nearly 400,000 units of inventory across the industry in the United States, (2) reports those audiences using the same demographics available and used by other media permitting reach and frequency measures, (3) provides the same audience measures across more than 200 markets, and (4) reports which advertisement is most likely to be seen. We believe that measurement systems such as EYES ON will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers and further foster outdoor media spending growth.

Continue to Deploy Digital Displays. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more slots to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2011, we have deployed more than 850 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas outdoor generated 21%, 22% and 22% of our revenue in 2011, 2010 and 2009, respectively. Americas outdoor revenue is derived from the sale of advertising copy placed on our digital displays and our traditional displays. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2011	2010	2009
Billboards:
Bulletins	53%	53%	51%
Posters	13%	14%	14%
Street furniture displays	7%	6%	5%
Transit displays	16%	15%	17%
Other displays (1)	11%	12%	13%

Total	100%	100%	100%

(1)	Includes spectaculars, mall displays and wallscapes.

Our Americas outdoor segment generates revenues from local, regional and national sales. Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time. For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display. “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.

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

•

Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed. Because of their greater size, impact, high-frequency and 24-hour advertising changes, we typically receive our highest rates for digital bulletins. Almost all of the advertising copy displayed on traditional bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins, either traditional or digital, generally have terms ranging from four weeks to one year.

•

Posters. Digital posters are available in addition to the traditional 30-sheet or 8-sheet displays. Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. The traditional 30-sheet posters are approximately 11 feet high by 23 feet wide, and the traditional 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for traditional 30-sheet posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces. Advertising copy for traditional 8-sheet posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

Street Furniture Displays

Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both traditional and digital formats, and are primarily located in major metropolitan areas and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both traditional and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Generally, these contracts have terms ranging up to nine years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Inventory

The balance of our display inventory consists of spectaculars, wallscapes and mall displays. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square and the Gardiner Expressway in Toronto, Fashion Show Mall in Las Vegas, Miracle Mile Shops in Las Vegas and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

Advertising Inventory and Markets

As of December 31, 2011, we owned or operated approximately 125,000 display structures in our Americas outdoor advertising segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets. Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations. During 2011, we conformed our methodology for counting airport displays to be consistent with the remainder of our domestic inventory.

Our displays are located on owned land, leased land or land for which we have acquired permanent easements. The majority of the advertising structures on which our displays are mounted require permits. Permits are granted for the right to operate an advertising structure as long the structure is used in compliance with the laws and regulations of the applicable jurisdiction.

Competition

The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.

International Outdoor Advertising

Our International outdoor business segment includes our operations in Asia, Australia and Europe, with approximately 34%, 37% and 39% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we owned or operated more than 630,000 displays across 30 countries.

Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, Smartbike schemes, wallscapes and other spectaculars, which we own or operate under lease agreements. Our International business is focused on metropolitan areas with dense populations.

Strategy

Similar to our Americas outdoor advertising, we believe International outdoor advertising has attractive industry fundamentals including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media. Our International business focuses on the following strategies:

Promote Overall Outdoor Media Spending. Our strategy is to promote growth in outdoor advertising’s share of total media spending by leveraging our international scale and local reach. We are focusing on developing and implementing better and improved outdoor audience delivery measurement systems to provide advertisers with tools to determine how effectively their message is reaching the desired audience.

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

Continue to Deploy Digital Display Networks. Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally. Through our new international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences. With digital network launches in Sweden, Belgium and the U.K. accelerating our expansion program during 2011, we had more than 2,900 digital displays in twelve countries across Europe and Asia as of December 31, 2011.

Sources of Revenue

Our International outdoor segment generated 27%, 25% and 26% of our revenue in 2011, 2010 and 2009, respectively. International outdoor advertising revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays. Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2011	2010	2009
Street furniture displays	43%	42%	40%
Billboards (1)	27%	30%	32%
Transit displays	9%	8%	8%
Other (2)	21%	20%	20%

Total	100%	100%	100%

(1)	Includes revenue from posters and neon displays.

(2)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike schemes and production revenue.

Our International outdoor segment generates revenues worldwide from local, regional and national sales. Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.

Street Furniture Displays

Our International street furniture displays, available in traditional and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our International street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks. Client contracts are also available with terms of up to one year.

Billboards

The sizes of our International billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas outdoor business (30-sheet and 8-sheet displays). Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include posters and our neon displays, and are available in traditional and digital formats. Defi Group SAS, our International neon subsidiary, is a global provider of neon signs with approximately 296 displays in 16 countries worldwide. Client contracts for International neon displays typically have terms of approximately five years.

Transit Displays

Our International transit display contracts are substantially similar to their Americas transit display counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays, either traditional or digital, generally have terms ranging from one week to one year, or longer.

Other International Inventory and Services

The balance of our revenue from our International outdoor segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for periods up to six months. Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue. We also have a Smartbike bicycle rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, or fees from the local municipalities. In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality.

Advertising Inventory and Markets

As of December 31, 2011, we owned or operated more than 630,000 displays in our International outdoor segment, with operations across 30 countries. Our International outdoor display count includes display faces, which may include multiple faces on a single structure. As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays. No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

Competition

The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as JCDecaux and CBS, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Other

Our Other segment includes our 100%-owned media representation firm, Katz Media, as well as other general support services and initiatives which are ancillary to our other businesses.

Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2011, Katz Media represents approximately 3,900 radio stations, approximately one-fifth of which are owned by us, as well as approximately 950 digital properties. Katz Media also represents approximately 700 television and digital multicast stations.

Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees

As of January 31, 2012, we had approximately 15,400 domestic employees and approximately 5,800 international employees, of which approximately 18,000 were in direct operations and 2,700 were in corporate related activities. Approximately 840 of our employees in the United States and approximately 265 of our employees outside the United States are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

Seasonality

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

Regulation of our Media and Entertainment Business

General

The following is a brief summary of certain statutes, regulations, policies and proposals affecting our media and entertainment business. For example, radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act. The Communications Act permits the operation of a radio broadcast station only under a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. Among other things, the Communications Act empowers the FCC to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands for broadcasting; determine stations’ frequencies, locations, power and other technical parameters; impose penalties for violation of its regulations, including monetary forfeitures and, in extreme cases, license revocation; impose annual regulatory and application processing fees; and adopt and implement regulations and policies affecting the ownership, program content, employment practices and many other aspects of the operation of broadcast stations.

This summary does not comprehensively cover all current and proposed statutes, regulations and policies affecting our media and entertainment business. Reference should be made to the Communications Act and other relevant statutes, regulations, policies and proceedings for further information concerning the nature and extent of regulation of our media and entertainment business. Finally, several of the following matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our media and entertainment business.

License Assignments

The Communications Act prohibits the assignment of a license or the transfer of control of an FCC licensee without prior FCC approval. Applications for license assignments or transfers involving a substantial change in ownership are subject to a 30-day period for public comment, during which petitions to deny the application may be filed and considered by the FCC.

License Renewal

The FCC grants broadcast licenses for a term of up to eight years. The FCC will renew a license for an additional eight-year term if, after consideration of the renewal application and any objections thereto, it finds that the station has served the public interest, convenience and necessity and that, with respect to the station seeking renewal, there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee and no other such violations which, taken together, constitute a pattern of abuse. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than eight years. The vast majority of radio licenses are renewed by the FCC for the full eight-year term. While we cannot guarantee the grant of any future renewal application, our stations’ licenses historically have been renewed for the full eight-year term.

Ownership Regulation

FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations and other specified mass media entities. Under these rules, attributable interests generally include: (1) officers and directors of a licensee or of its direct or indirect parent; (2) general partners, limited partners and limited liability company members, unless properly “insulated” from management activities; (3) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (4) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable broadcast or newspaper interest in the same market (the “EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% per week of the advertising time, on a radio station in the same market is generally deemed to have an attributable interest in that station.

Debt instruments, non-voting corporate stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule. To the best of our knowledge at present, none of our officers, directors or 5% or greater shareholders holds an interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules.

The FCC is required to conduct periodic reviews of its media ownership rules. In 2003, the FCC, among other actions, modified the radio ownership rules and adopted new cross-media ownership limits. The U.S. Court of Appeals for the Third Circuit initially stayed implementation of the new rules. Later, it lifted the stay as to the radio ownership rules, allowing the modified rules to go into effect. It retained the stay on the cross-media ownership limits and remanded them to the FCC for further justification (leaving in effect separate pre-existing FCC rules governing newspaper-broadcast and radio-television cross-ownership). In 2007, the FCC adopted a decision that revised the newspaper-broadcast cross-ownership rule but made no changes to the radio ownership or radio-television cross-ownership rules. In 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s revisions to the newspaper-broadcast cross-ownership rule and otherwise upheld the FCC’s decision to retain the current radio ownership and radio-television cross-ownership rules. Litigants, including Clear Channel, have sought review by the U.S. Supreme Court of the Third Circuit’s decision. The FCC began its next periodic review of its media ownership rules in 2010, and has issued a notice of proposed rulemaking. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

Irrespective of the FCC’s radio ownership rules, the Antitrust Division of the U.S. Department of Justice (“DOJ”) and the U.S. Federal Trade Commission (“FTC”) have the authority to determine that a particular transaction presents antitrust concerns. In particular, where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in that market, the DOJ has, in some cases, obtained consent decrees requiring radio station divestitures.

The current FCC ownership rules relevant to our business are summarized below.

•

Local Radio Ownership Rule. The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market. In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same service (AM or FM). In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service. In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service. In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market. To apply these ownership tiers, the FCC relies on Arbitron Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist. An FCC rulemaking is pending to determine how to define radio markets for stations located outside Arbitron Metro Survey Areas.

•

Newspaper-Broadcast Cross-Ownership Rule. FCC rules generally prohibit an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market.

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

Alien Ownership Restrictions

The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly and more than 25% indirectly (i.e., through a parent company). Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.

Indecency Regulation

Federal law regulates the broadcast of obscene, indecent or profane material. Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act. Several judicial appeals of FCC indecency enforcement actions are currently pending. In July 2010, the Second Circuit Court of Appeals issued a ruling in one of those appeals, in which it held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment, and in November 2010 denied a petition for rehearing of that decision. In January 2011, the Second Circuit vacated the agency decision at issue in another appeal, relying on its July 2010 and November 2010 decisions. In January 2012, the U.S. Supreme Court heard oral arguments in its review of the Second Circuit’s actions, setting the stage for a Supreme Court decision on indecency regulation in 2012. The outcome of this proceeding, and of other pending indecency cases, will affect future FCC policies in this area. We have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning complaints that programming aired on our stations contains indecent or profane language. FCC action on these complaints will be directly impacted by the outcome of the indecency court proceedings and subsequent FCC action in response thereto.

Equal Employment Opportunity

The FCC’s rules require broadcasters to engage in broad equal opportunity employment recruitment efforts, retain data concerning such efforts and report much of this data to the FCC and to the public via stations’ public files and websites. Broadcasters could be sanctioned for noncompliance.

Technical Rules

Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations. Changes to these rules could negatively affect the operation of our stations. For example, in January 2011 a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted, which could lead to increased interference between our stations and low-power FM stations. In March 2011 the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.

Content, Licenses and Royalties

We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performance rights organizations to negotiate so-called “blanket” licenses with copyright users, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performance rights organizations in the United States known as the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc., or SESAC.

To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay performance rights royalties to copyright owners of sound recordings (typically, performing artists and recording companies). Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of statutory licenses and pay the applicable royalty rates to SoundExchange, the non-profit organization designated by the Copyright Royalty Board to collect and distribute royalties under these statutory licenses. In addition, we have business arrangements directly with some copyright owners to receive deliveries of their sound recordings for use in our Internet operations.

The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. Increased royalty rates could significantly increase our expenses, which could adversely affect our business.

Privacy

As a company conducting business on the Internet, we are subject to a number of laws and regulations relating to information security, data protection and privacy, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of personally identifiable information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. Further, any failure by us to adequately protect the privacy or security of our listeners’ information could result in a loss of confidence in us among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

We collect and use certain types of information from our listeners in accordance with the privacy policies posted on our websites. We collect personally identifiable information directly from listeners when they register to use our services, fill out their listener profiles, post comments, use our social networking features, participate in polls and contests and sign up to receive email newsletters. We also may obtain information about our listeners from other listeners and third parties. Our policy is to use the collected information to customize and personalize advertising and content for listeners and to enhance the listener experience. We have implemented commercially reasonable physical and electronic security measures to protect against the loss, misuse, and alteration of personally identifiable information. However, no security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to our listeners’ personally identifiable information. Any failure to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business.

Other

Congress, the FCC and other government agencies and regulatory bodies may in the future adopt new laws, regulations and policies that could affect, directly or indirectly, the operation, profitability and ownership of our broadcast stations and Internet-based audio music services. In addition to the regulations and other arrangements noted above, such matters include, for example: proposals to impose spectrum use or other fees on FCC licensees; legislation that would provide for the payment of sound recording royalties to artists and musicians whose music is played on our broadcast stations; changes to the political broadcasting rules, including the adoption of proposals to provide free air time to candidates; restrictions on the advertising of certain products, such as beer and wine; frequency allocation, spectrum reallocations and changes in technical rules; and the adoption of significant new programming and operational requirements designed to increase local community-responsive programming, and enhance public interest reporting requirements.

Regulation of our Americas and International Outdoor Advertising Businesses

The outdoor advertising industry in the United States is subject to governmental regulation at the Federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, international regulations have a significant impact on the outdoor advertising industry. International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have already imposed such taxes as a percentage of our outdoor advertising revenue in that jurisdiction. In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies. While these taxes have not had a material impact on our business and financial results to date, we expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue. In recent years, outdoor advertising also has become the subject of targeted taxes and fees. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

In the United States, Federal law, principally the Highway Beautification Act (“HBA”), regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

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

U.S. Federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads. In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using Federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards. Thus far, we have been able to obtain satisfactory compensation for our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the U.S. and across some international jurisdictions that restrict or prohibit these types of digital displays. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, and is in the process of being introduced more broadly in our international markets, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions

Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. The global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Although we believe that global economic conditions are improving, economic conditions remain uncertain. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2011 and 2010 and recorded non-cash impairment charges of $7.6 million and $15.4 million, respectively. Additionally, we performed impairment tests in 2008 and 2009 on our indefinite-lived assets and goodwill and, as a result of the global economic downturn and the corresponding reduction in our revenues, we recorded non-cash impairment charges of $5.3 billion and $4.1 billion, respectively. Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures will require a significant amount of cash. Our primary source of liquidity is cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital needs, debt service and other obligations and to comply with the financial covenant under Clear Channel’s financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part. Adverse securities and credit market conditions, such as those experienced during 2008 and 2009, could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of Clear Channel’s financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

Our financial performance may be adversely affected by many factors beyond our control

Certain factors that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, or profit margins include:

•	unfavorable economic conditions, which may cause companies to reduce their expenditures on advertising;
•

an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;
•

technological changes and innovations that we are unable to successfully adopt or are late in adopting that offer more attractive advertising or listening alternatives than what we offer, which may lead to a loss of advertising customers or to lower advertising rates;

•	the impact of potential new royalties charged for terrestrial radio broadcasting, which could materially increase our expenses;
•

other changes in governmental regulations and policies and actions of regulatory bodies, which could increase our taxes or other costs, restrict the advertising media that we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media or from advertising at all;

•

unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective; and

•	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

We face intense competition in our media and entertainment and our outdoor advertising businesses

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our media and entertainment and our outdoor advertising businesses compete for audiences and advertising revenues with other media and entertainment businesses and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, iPods, smart mobile phones, satellite radio and Internet-based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

New technologies may increase competition with our broadcasting operations

Our terrestrial radio broadcasting operations face increasing competition from new technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and Internet-based audio music services, as well as new consumer products, such as portable digital audio players, smart mobile phones and other mobile applications. These new technologies and alternative media platforms, including the new technologies and media platforms used by us, compete with our radio stations for audience share and advertising revenues. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement these or other new technologies could be substantial. We cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns. Other companies employing such new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.

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

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals. A number of key individuals have joined us over the past two years, including Robert W. Pittman, who became our Chief Executive Officer on October 2, 2011. Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Extensive current government regulation, and future regulation, may limit our radio broadcasting and other media and entertainment operations or adversely affect our business and financial results

Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry. For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming. Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations. Nor can we be assured that our licenses will be renewed without conditions and for a full term. The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses, could have a materially adverse impact on our operations. Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. For example, in January 2011 a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted, which could lead to increased interference between our stations and low-power FM stations. In March 2011 the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage. In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance. In particular, Congress is considering legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for use of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers). We cannot predict whether this or other legislation affecting our media and entertainment business will be adopted. Such legislation could have a material impact on our operations and financial results. Finally, various regulatory matters relating to our media and entertainment business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. Federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems’ roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Amortization is the attempted forced removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, court rulings have upheld regulations in the City of New York that have impacted our displays in certain areas within the city. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. From time to time, legislation also has been introduced in foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. In addition, a number of jurisdictions, including the City of Los Angeles, have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of new digital billboards. While these measures have not had a material impact on our business and financial results to date, we expect these efforts to continue. The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays. In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

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

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the U.S. in the future, including alcohol products. Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and legislation regulating alcohol advertising has been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

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

Doing business in foreign countries exposes us to certain risks not found when doing business in the United States

Doing business in foreign countries carries with it certain risks that are not found when doing business in the United States. These risks could result in losses against which we are not insured. Examples of these risks include:

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;
•	hostility from local populations;
•	the adverse effect of foreign exchange controls;
•	government policies against businesses owned by foreigners;
•	investment restrictions or requirements;
•	expropriations of property without adequate compensation;
•	the potential instability of foreign governments;
•	the risk of insurrections;
•	risks of renegotiation or modification of existing agreements with governmental authorities;
•	difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;
•	withholding and other taxes on remittances and other payments by subsidiaries;
•	changes in tax structure and level; and
•	changes in laws or regulations or the interpretation or application of laws or regulations.

In addition, because we own assets in foreign countries and derive revenues from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Our International operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

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

Future acquisitions and other strategic transactions could pose risks

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material. Our acquisition strategy involves numerous risks, including:

•	our acquisitions may prove unprofitable and fail to generate anticipated cash flows;
•	to successfully manage our large portfolio of media and entertainment, outdoor advertising and other businesses, we may need to:
•

recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that any of our recruiting efforts will succeed, and

•

expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•	we may enter into markets and geographic areas where we have limited or no experience;
•	we may encounter difficulties in the integration of operations and systems; and
•	our management’s attention may be diverted from other business concerns.

Additional acquisitions by us of media and entertainment businesses and outdoor advertising businesses may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from acquiring additional media and entertainment businesses or outdoor advertising businesses in any market where we already have a significant position. The DOJ actively reviews proposed acquisitions of media and entertainment businesses and outdoor advertising businesses. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international outdoor or media and entertainment businesses. Further, radio acquisitions by us are subject to FCC approval. Such acquisitions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast facilities in which a person or entity may have an ownership or attributable interest, in a given local market, and the level of interest that may be held by a foreign individual or entity. The FCC’s media ownership rules remain subject to ongoing agency and court proceedings. Future changes could restrict our ability to acquire new radio assets or businesses.

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

There is no assurance that holders of our Class A common stock will ever receive cash dividends

We have never paid cash dividends on our Class A common stock, and there is no guarantee that we will ever pay cash dividends on our Class A common stock in the future. The terms of our credit facilities and other debt restrict our ability to pay cash dividends on our Class A common stock. In addition to those restrictions, under Delaware law, we are permitted to pay cash dividends on our capital stock only out of our surplus, which in general terms means the excess of our net assets over the original aggregate par value of our stock. In the event we have no surplus, we are permitted to pay these cash dividends out of our net profits for the year in which the dividend is declared or in the immediately preceding year. Accordingly, there is no guarantee that, if we wish to pay cash dividends, we would be able to do so pursuant to Delaware law. Also, even if we are not prohibited from paying cash dividends by the terms of our debt or by law, other factors such as the need to reinvest cash back into our operations may prompt our Board of Directors to elect not to pay cash dividends.

Significant equity investors control us and may have conflicts of interest with us in the future

Private equity funds sponsored by or co-investors with Bain Capital and THL currently indirectly control us through their ownership of all of our outstanding shares of Class B common stock and Class C common stock, which collectively represent approximately 72% of the voting power of all of our outstanding capital stock. As a result, Bain Capital and THL have the power to elect all but two of our directors (and, in addition, the Company has agreed that each of Mark P. Mays and Randall T. Mays shall serve as directors of the Company pursuant to the terms of their respective amended and restated employment agreements), appoint new management and approve any action requiring the approval of the holders of our capital stock, including adopting any amendments to our third amended and restated certificate of incorporation, and approving mergers or sales of substantially all of our capital stock or assets. The directors elected by Bain Capital and THL will have significant authority to make decisions affecting us, including the issuance of additional capital stock, change in control transactions, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.

In addition, Bain Capital and THL are lenders under Clear Channel’s term loan credit facilities. It is possible that their interests in some circumstances may conflict with our interests and the interests of other stockholders.

Additionally, Bain Capital and THL are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the entities advised by or affiliated with Bain Capital and/or THL may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as entities advised by or affiliated with Bain Capital and THL directly or indirectly own a significant amount of the voting power of our capital stock, even if such amount is less than 50%, Bain Capital and THL will continue to be able to strongly influence or effectively control our decisions.

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

Risks Related to Our Indebtedness

Our subsidiary, Clear Channel, may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful

We have a substantial amount of indebtedness. At December 31, 2011, we had $20.2 billion of total indebtedness outstanding, including: (1) $11.5 billion aggregate principal amount outstanding under Clear Channel’s term loan credit facilities and delayed draw credit facilities, which obligations mature at various dates from 2014 through 2016; (2) $1.3 billion aggregate principal amount outstanding under Clear Channel’s revolving credit facility, which will be available through July 2014, at which time all outstanding principal amounts under the revolving credit facility will be due and payable; (3) $1.7 billion aggregate principal amount outstanding of Clear Channel’s priority guarantee notes, net of $44.6 million of unamortized discounts, which mature March 2021; (4) $31.0 million aggregate principal amount of other secured debt; (5) $796.3 million and $829.8 million outstanding of Clear Channel’s senior cash pay notes and senior toggles notes, respectively, which mature August 2016; (6) $1.5 billion aggregate principal amount outstanding of Clear Channel’s senior notes, net of unamortized purchase accounting discounts of $469.8 million, which mature at various dates from 2012 through 2027; (7) $2.5 billion aggregate principal amount outstanding of subsidiary senior notes; and (8) other long-term obligations of $19.9 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

•

requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•

limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing economic, business and competitive conditions;
•	requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;
•	limiting our ability to refinance any of the indebtedness or increasing the cost of any such financing in any downturn in our operating performance or decline in general economic conditions;
•	making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic or industry conditions; and
•	making us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

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

Clear Channel’s ability to make scheduled payments on its debt obligations depends on its financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its or our control. In addition, because Clear Channel derives a substantial portion of its operating income from its subsidiaries, Clear Channel’s ability to repay its debt depends upon the performance of its subsidiaries and their ability to dividend or distribute funds to Clear Channel. Clear Channel may not be able to maintain a level of cash flows sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

For the year ended December 31, 2011, Clear Channel’s earnings were not sufficient to cover fixed charges by $402.4 million and, for the year ended December 31, 2010, Clear Channel’s earnings were not sufficient to cover fixed charges by $617.5 million.

If Clear Channel’s cash flows and capital resources are insufficient to fund its debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance the indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit Clear Channel to meet the scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of existing or future debt agreements.

The ability to restructure or refinance Clear Channel’s debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of the debt could be at higher interest rates and increase Clear Channel’s debt service obligations and may require us and Clear Channel to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us or Clear Channel to meet scheduled debt service obligations. If we or Clear Channel cannot make scheduled payments on indebtedness, it will be in default under one or more of the debt agreements and, as a result we could be forced into bankruptcy or liquidation.

The documents governing Clear Channel’s indebtedness contain restrictions that limit our flexibility in operating our business

Clear Channel’s material financing agreements, including its credit agreements and indentures, contain various covenants restricting, among other things, our ability to:

•	make acquisitions or investments;
•	make loans or otherwise extend credit to others;
•	incur indebtedness or issue shares or guarantees;
•	create liens;
•	sell, lease, transfer or dispose of assets;
•	merge or consolidate with other companies; and
•	make a substantial change to the general nature of our business.

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

•	industry conditions, including competition;
•	the level of expenditures on advertising;
•	legislative or regulatory requirements;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions, including on-air talent, program hosts and management;
•	capital expenditure requirements;
•	risks of doing business in foreign countries;
•	fluctuations in exchange rates and currency values;
•	the outcome of pending and future litigation;
•	changes in interest rates;
•	taxes and tax disputes;
•	shifts in population and other demographics;
•	access to capital markets and borrowed indebtedness;
•	our ability to implement our business strategies;
•	the risk that we may not be able to integrate the operations of acquired businesses successfully;
•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist; and
•	certain other factors set forth in our other filings with the Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate

Our corporate headquarters and executive offices are located in San Antonio, Texas, where we own an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center. In addition, certain of our executive and other operations are located in New York, New York.

CCME

Our CCME executive operations are located in our corporate headquarters in San Antonio, Texas and in New York, New York. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. We either own or lease our transmitter and antenna sites. These leases generally have expiration dates that range from five to 15 years. A radio station’s studios are generally housed with its offices in downtown or business districts. A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

Americas Outdoor and International Outdoor Advertising

The headquarters of our Americas outdoor operations is in Phoenix, Arizona, and the headquarters of our International outdoor operations is in London, England. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial or warehouse district.

With respect to each of the Americas outdoor and International outdoor segments, we primarily lease our outdoor display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our leases generally range from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options.

There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

Consolidated

The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned facilities. These leases generally have expiration dates that range from one to 40 years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We own substantially all of the equipment used in our CCME and outdoor advertising businesses. For additional information regarding our CCME and outdoor properties, see “Item 1. Business.”

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

Certain of our subsidiaries are co-defendants with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country beginning in May 2006. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. The district court has certified classes in five “template” cases involving five regional markets: Los Angeles, Boston, New York City, Chicago and Denver. Discovery has closed, and dispositive motions have been filed.

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

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.6 million in taxes, approximately $4.3 million in penalties and approximately $18.4 million in interest (as of December 31, 2011 at an exchange rate of 0.534). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, L&C filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion on January 30, 2012. L&C filed a motion for reconsideration, and in early February 2012, the court granted that motion and issued an injunction.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.7 million in taxes, approximately $4.8 million in penalties and approximately $20.1 million in interest (as of December 31, 2011 at an exchange rate of 0.534). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing a general amnesty to sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, in late 2011, the State of São Paulo decided not to pursue the general amnesty, but it has indicated that it would be willing to consider a special amnesty for the out-of-home industry. Klimes and L&C are actively exploring this opportunity but do not know whether the State ultimately will offer a special amnesty or what the terms of any special amnesty might be. Accordingly, the businesses continue to vigorously pursue their appeals in the lower public treasury court.

At December 31, 2011, the range of reasonably possible loss is from zero to approximately $31.2 million in the L&C matter and is from zero to approximately $34.6 million in the Klimes matter. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information with respect to our executive officers is presented as of February 15, 2012:

Name	Age	Position
Robert W. Pittman	58	Chief Executive Officer and Director
Thomas W. Casey	49	Executive Vice President and Chief Financial Officer
C. William Eccleshare	56	Chief Executive Officer—Outdoor
Scott D. Hamilton	42	Senior Vice President, Chief Accounting Officer and Assistant Secretary
John E. Hogan	55	Chairman and Chief Executive Officer—Clear Channel Media and Entertainment
Robert H. Walls, Jr.	51	Executive Vice President, General Counsel and Secretary

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

Robert W. Pittman was appointed as our Chief Executive Officer and a director, as Chief Executive Officer and a director of Clear Channel and as Executive Chairman and a director of Clear Channel Outdoor Holdings, Inc. on October 2, 2011. Prior thereto, Mr. Pittman served as Chairman of Media and Entertainment Platforms for us and Clear Channel since November 2010. He has been a member of, and an investor in, Pilot Group Manager, LLC, Pilot Group GP, LLC, and Pilot Group LP, a private equity partnership, since April 2003, and Pilot Group II GP, LLC, and Pilot Group II LP, a private equity partnership, since 2006. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the New York City Ballet, Public Theater, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman.

Thomas W. Casey was appointed as our Executive Vice President and Chief Financial Officer, and as Executive Vice President and Chief Financial Officer of Clear Channel and Clear Channel Outdoor Holdings, Inc., effective as of January 4, 2010. On March 31, 2011, Mr. Casey was appointed to serve in the newly-created Office of the Chief Executive Officer of CC Media Holdings, Inc., Clear Channel and Clear Channel Outdoor Holdings, Inc., in addition to his existing offices. Mr. Casey served in the Office of the Chief Executive Officer of CC Media Holdings, Inc. and Clear Channel until October 2, 2011, and served in the Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc. until January 24, 2012. Prior to January 4, 2010, Mr. Casey served as Executive Vice President and Chief Financial Officer of Washington Mutual, Inc. from November 2002 until October 2008. Washington Mutual, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2008. Prior to November 2002, Mr. Casey served as Vice President of General Electric Company and Senior Vice President and Chief Financial Officer of GE Financial Assurance since 1999.

C. William Eccleshare was appointed as Chief Executive Officer – Outdoor of CC Media Holdings, Inc. and Clear Channel and as Chief Executive Officer of Clear Channel Outdoor Holdings, Inc. on January 24, 2012. Prior thereto, he served as Chief Executive Officer—Clear Channel Outdoor—International of CC Media Holdings, Inc. and Clear Channel since February 17, 2011 and served as Chief Executive Officer—International of Clear Channel Outdoor Holdings, Inc. since September 1, 2009. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

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

John E. Hogan was appointed as Chairman and Chief Executive Officer – Clear Channel Media and Entertainment of CC Media Holdings, Inc. and Clear Channel on February 16, 2012. Previously, he served as President and Chief Executive Officer—Clear Channel Media and Entertainment (formerly known as Clear Channel Radio) of CC Media Holdings, Inc. and Clear Channel since July 30, 2008. Prior thereto, he served as the Senior Vice President and President and CEO of Radio for Clear Channel since August 2002.

Robert H. Walls, Jr. was appointed as our Executive Vice President, General Counsel and Secretary, and as Executive Vice President, General Counsel and Secretary of Clear Channel and Clear Channel Outdoor Holdings, Inc., on January 1, 2010. On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer of CC Media Holdings, Inc., Clear Channel and Clear Channel Outdoor Holdings, Inc., in addition to his existing offices. Mr. Walls served in the Office of the Chief Executive Officer of CC Media Holdings, Inc. and Clear Channel until October 2, 2011, and served in the Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc. until January 24, 2012. Prior to January 1, 2010, Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009, and remains an advisor to and a partner of Post Oak Energy Capital, LP. Prior thereto, Mr. Walls was Executive Vice President and General Counsel of Enron Corp., and a member of its Chief Executive Office since 2002. Prior thereto, he was Executive Vice President and General Counsel of Enron Global Assets and Services, Inc. and Deputy General Counsel of Enron Corp.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common shares are quoted for trading on the Over-The-Counter (“OTC”) Bulletin Board under the symbol “CCMO”. There were 343 shareholders of record as of January 31, 2012. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following quotations obtained from the OTC Bulletin Board reflect the high and low bid prices for our Class A common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Class A Common Stock Market Price			Class A Common Stock Market Price
	High	Low		High	Low
2011			2010
First Quarter	$9.00	$7.25	First Quarter	$4.95	$2.60
Second Quarter	9.83	6.00	Second Quarter	16.00	4.20
Third Quarter	8.50	5.00	Third Quarter	8.00	5.00
Fourth Quarter	6.50	4.00	Fourth Quarter	11.00	6.00

There is no established public trading market for our Class B and Class C common stock. There were 555,556 Class B common shares and 58,967,502 Class C common shares outstanding on January 31, 2012. All of our outstanding shares of Class B common stock are held by Clear Channel Capital IV, LLC and all of our outstanding shares of Class C common stock are held by Clear Channel Capital V, L.P.

Dividend Policy

We currently do not intend to pay regular quarterly cash dividends on the shares of our common stock. We have not declared any dividend on our common stock since our incorporation. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Sources of Capital” and Note 5 to the Consolidated Financial Statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2011 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2011 by us or on our behalf or by or on behalf of an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	—	—	—	(1)
November 1 through November 30	—	—	—	(1)
December 1 through December 31	—	—	—	(1)

Total	—	—	—	$ 83,627,310 (1)

(1)

On August 9, 2010, Clear Channel announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of Clear Channel Outdoor Holdings, Inc., an indirect subsidiary of Clear Channel. No shares of our Class A common stock were purchased under the stock purchase program during the three months ended December 31, 2011. However, during the three months ended December 31, 2011, a subsidiary of Clear Channel purchased $5,749,343 of the Class A common stock of Clear Channel Outdoor Holdings, Inc. (555,721 shares) through open market purchases, which, together with previous purchases under the program, leaves an aggregate of $83,627,310 available under the stock purchase program to purchase our Class A common stock and/or the Class A common stock of Clear Channel Outdoor Holdings, Inc. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2011 presentation. Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

(In thousands)	For the Years Ended December 31,
	2011 Post-Merger	2010 Post-Merger	2009 Post-Merger	2008 Combined	2007 (1) Pre-Merger
Results of Operations Data:
Revenue	$6,161,352	$5,865,685	$5,551,909	$6,688,683	$6,921,202
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,504,036	2,381,647	2,529,454	2,836,082	2,672,852
Selling, general and administrative expenses (excludes depreciation and amortization)	1,617,258	1,570,212	1,520,402	1,897,608	1,822,091
Corporate expenses (excludes depreciation and amortization)	227,096	284,042	253,964	227,945	181,504
Depreciation and amortization	763,306	732,869	765,474	696,830	566,627
Merger expenses	—	—	—	155,769	6,762
Impairment charges(2)	7,614	15,364	4,118,924	5,268,858	—
Other operating income (expense) – net	12,682	(16,710)	(50,837)	28,032	14,113

Operating income (loss)	1,054,724	864,841	(3,687,146)	(4,366,377)	1,685,479
Interest expense	1,466,246	1,533,341	1,500,866	928,978	451,870
Gain (loss) on marketable securities	(4,827)	(6,490)	(13,371)	(82,290)	6,742
Equity in earnings (loss) of nonconsolidated affiliates	26,958	5,702	(20,689)	100,019	35,176
Other income (expense) – net	(4,616)	46,455	679,716	126,393	5,326

Income (loss) before income taxes and discontinued operations	(394,007)	(622,833)	(4,542,356)	(5,151,233)	1,280,853
Income tax benefit (expense)	125,978	159,980	493,320	524,040	(441,148)

Income (loss) before discontinued operations	(268,029)	(462,853)	(4,049,036)	(4,627,193)	839,705
Income from discontinued operations, net (3)	—	—	—	638,391	145,833

Consolidated net income (loss)	(268,029)	(462,853)	(4,049,036)	(3,988,802)	985,538
Less amount attributable to noncontrolling interest	34,065	16,236	(14,950)	16,671	47,031

Net income (loss) attributable to the Company	$(302,094)	$(479,089)	$(4,034,086)	$(4,005,473)	$938,507

	$ 000,000	$ 000,000	$ 000,000	$ 000,000	$ 000,000	$ 000,000
	Post-Merger				Pre-Merger
	For the Years Ended December 31,			For the Five Months Ended December 31,	For the Seven Months Ended July 30,	For the Year Ended December 31,
	2011	2010	2009	2008	2008	2007 (1)
Net income (loss) per common share:
Basic:
Income (loss) attributable to the Company before discontinued operations	$(3.70)	$(5.94)	$(49.71)	$(62.04)	$0.80	$1.59
Discontinued operations	—	—	—	(0.02)	1.29	0.30

Net income (loss) attributable to the Company	$(3.70)	$(5.94)	$(49.71)	$(62.06)	$2.09	$1.89

Diluted:
Income (loss) attributable to the Company before discontinued operations	$(3.70)	$(5.94)	$(49.71)	$(62.04)	$0.80	$1.59
Discontinued operations	—	—	—	(0.02)	1.29	0.29

Net income (loss) attributable to the Company	$(3.70)	$(5.94)	$(49.71)	$(62.06)	$2.09	$1.88

Dividends declared per share	$—	$—	$—	$—	$—	$0.75

(In thousands)	As of December 31,
Balance Sheet Data:	2011 Post-Merger	2010 Post-Merger	2009 Post-Merger	2008 Post-Merger	2007 (1) Pre-Merger
Current assets	$2,985,285	$3,603,173	$3,658,845	$2,066,555	$2,294,583
Property, plant and equipment – net, including discontinued operations	3,063,327	3,145,554	3,332,393	3,548,159	3,215,088
Total assets	16,542,039	17,460,382	18,047,101	21,125,463	18,805,528
Current liabilities	1,428,962	2,098,579	1,544,136	1,845,946	2,813,277
Long-term debt, net of current maturities	19,938,531	19,739,617	20,303,126	18,940,697	5,214,988
Shareholders’ equity (deficit)	(7,471,941)	(7,204,686)	(6,844,738)	(2,916,231)	9,233,851

(1)	Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, codified in ASC 740-10. In accordance with the provisions of ASC 740-10, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption. The adoption of ASC 740-10 resulted in a decrease of $0.2 million to the January 1, 2007 balance of “Retained deficit”, an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $123.0 million in “Deferred income taxes”.

(2)	We recorded non-cash impairment charges of $7.6 million and $15.4 million during 2011 and 2010, respectively. We also recorded non-cash impairment charges of $4.1 billion in 2009 and $5.3 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Includes the results of operations of our television business, which we sold on March 14, 2008, and certain of our non-core radio stations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Media and Entertainment (“CCME”, formerly known as our Radio segment), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business. Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income (expense) — net, Interest expense, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) — net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2011 presentation.

CCME

Our revenue is derived primarily from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. We also provide streaming content via the Internet, mobile and other digital platforms which reach national, regional and local audiences and derive revenues primarily from selling advertising time with advertising contracts similar to those used by our radio stations.

CCME management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically priced the highest. Management monitors yield per available minute in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

Management monitors macro-level indicators to assess our CCME operations’ performance. Due to the geographic diversity and autonomy of our markets, we have a multitude of market-specific advertising rates and audience demographics. Therefore, management reviews average unit rates across each of our stations.

Management looks at our CCME operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio station’s sales staff while national advertising is sold, for the most part, through our national representation firm. Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately because these revenue streams have different sales forces and respond differently to changes in the economic environment. We periodically review and refine our selling structures in all markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

Management also looks at CCME revenue by market size. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of CCME advertising revenues in markets where such information is available, as well as our share of target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and retaining listeners.

A portion of our CCME segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as commissions and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. We incur discretionary costs in our marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share. Lastly, we have incentive systems in each of our departments which provide for bonus payments based on specific performance metrics, including ratings, sales levels, pricing and overall profitability.

Outdoor Advertising

Our outdoor advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays. Part of our long-term strategy for our outdoor advertising businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets, both domestically and internationally.

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

The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs, electricity costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

Americas Outdoor Advertising

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

Client contract terms typically range from four weeks to one year for the majority of our display inventory in the United States. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture and transit displays and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law or are negotiated with private transit operators. Generally, these contracts have terms ranging from 10 to 20 years.

International Outdoor Advertising

Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. In addition, because our International outdoor advertising operations are conducted in foreign markets, primarily Europe and Asia, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well. Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging from three to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business. As a result, our margins are typically lower in our International business than in the Americas.

Macroeconomic Indicators

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2011 was 1.7%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key highlights of our business for the year ended December 31, 2011 are summarized below:

•	Consolidated revenue increased $295.7 million during 2011 compared to 2010.
•

CCME revenue increased $117.6 million during 2011 compared to 2010, due primarily to increased revenue resulting from our April 2011 addition of a complementary traffic operation to our existing traffic business, Total Traffic Network, through our acquisition of the traffic business of Westwood One, Inc. (the “Traffic acquisition”). We also purchased a cloud-based music technology business in the first quarter of 2011 that has enabled us to accelerate the development and growth of the next generation of our iHeartRadio digital products.

•

Americas outdoor revenue increased $46.6 million during 2011 compared to 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays. During 2011, we deployed 242 digital billboards in the United States, compared to 158 for 2010. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2012.

•

International outdoor revenue increased $159.3 million during 2011 compared to 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange. The weakening of the U.S. Dollar throughout 2011 has significantly contributed to revenue growth in our International outdoor advertising business. The revenue increase attributable to movements in foreign exchange was $82.0 million for 2011.

•

Our indirect subsidiary, Clear Channel Communications, Inc. (“Clear Channel”), issued $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 during 2011, consisting of $1.0 billion aggregate principal amount issued in February (the “February 2011 Offering”) and an additional $750.0 million aggregate principal amount issued in June (the “June 2011 Offering”). Proceeds of the February 2011 Offering, along with available cash on hand, were used to repay $500.0 million of the senior secured credit facilities and $692.7 million of Clear Channel’s 6.25% senior notes at maturity in March 2011. Please refer to the “Refinancing Transactions” section within this MD&A for further discussion of the offerings, including the use of the proceeds of the June 2011 Offering.

•

During 2011, CC Finco, LLC (“CC Finco”), our indirect subsidiary, repurchased $80.0 million aggregate principal amount of Clear Channel’s outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through open market purchases.

•

During 2011, CC Finco purchased 1,553,971 shares of our indirect subsidiary, Clear Channel Outdoor Holdings, Inc.’s (“CCOH”), Class A common stock through open market purchases for approximately $16.4 million.

•

During 2011, Clear Channel repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to a subsidiary of Clear Channel), plus accrued interest.

The key highlights of our business for the year ended December 31, 2010 are summarized below:

•	Consolidated revenue increased $313.8 million during 2010 compared to 2009, primarily as a result of improved economic conditions.
•	CCME revenue increased $163.9 million during 2010 compared to 2009, primarily as a result of increased average rates per minute driven by increased demand for both national and local advertising.
•	Americas outdoor revenue increased $51.9 million during 2010 compared to 2009, driven by revenue growth across our advertising inventory, particularly digital.
•

International outdoor revenue increased $48.1 million during 2010 compared to 2009, primarily as a result of increased revenue from street furniture across most countries, partially offset by a decrease from movements in foreign exchange of $10.3 million.

•	Our subsidiary, Clear Channel Investments, Inc. (“CC Investments”), repurchased $185.2 million aggregate principal amount of Clear Channel’s senior toggle notes for $125.0 million during 2010.
•	Clear Channel repaid $240.0 million upon the maturity of its 4.5% senior notes during 2010.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2011 to the year ended December 31, 2010 is as follows:

	$0,000,000,000	$0,000,000,000	$0,000,000,000
(In thousands)	Years Ended December 31,		% Change
	2011	2010

Revenue	$6,161,352	$5,865,685	5%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,504,036	2,381,647	5%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,617,258	1,570,212	3%
Corporate expenses (excludes depreciation and amortization)	227,096	284,042	(20%)
Depreciation and amortization	763,306	732,869	4%
Impairment charges	7,614	15,364
Other operating income (expense) – net	12,682	(16,710)

Operating income	1,054,724	864,841
Interest expense	1,466,246	1,533,341
Loss on marketable securities	(4,827)	(6,490)
Equity in earnings of nonconsolidated affiliates	26,958	5,702
Other income (expense) – net	(4,616)	46,455

Loss before income taxes	(394,007)	(622,833)
Income tax benefit	125,978	159,980

Consolidated net loss	(268,029)	(462,853)
Less amount attributable to noncontrolling interest	34,065	16,236

Net loss attributable to the Company	$(302,094)	$(479,089)

Consolidated Revenue

Our consolidated revenue increased $295.7 million during 2011 compared to 2010. Our CCME revenue increased $117.6 million, driven primarily by a $107.1 million increase due to our Traffic acquisition and higher advertising revenues from our digital radio services primarily as a result of improved rates and increased volume. Americas outdoor revenue increased $46.6 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International outdoor revenue increased $159.3 million, primarily from increased street furniture revenue across our markets and an $82.0 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $122.4 million during 2011 compared to 2010. Our CCME direct operating expenses increased $40.7 million, primarily due to an increase of $56.6 million related to our Traffic acquisition offset by a decline in music license fees related to a settlement of prior year license fees. Americas outdoor direct operating expenses increased $18.6 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays. Direct operating expenses in our International outdoor segment increased $60.2 million, primarily from a $52.0 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $47.0 million during 2011 compared to 2010. Our CCME SG&A expenses increased $17.1 million, primarily due to an increase of $41.0 million related to our Traffic acquisition, partially offset by declines in compensation expense. SG&A expenses increased $6.4 million in our Americas outdoor segment, which was primarily as a result of increased commission expense associated with the increase in revenue. Our International outdoor SG&A expenses increased $39.8 million primarily due to a $15.9 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and increased selling and marketing expenses associated with the increase in revenue.

Corporate Expenses

Corporate expenses decreased $56.9 million during 2011 compared to 2010, primarily as a result of a decrease in bonus expense related to our variable compensation plans and decreased expense related to employee benefits. Also contributing to the decline was a decrease in share-based compensation related to the shares tendered by Mark P. Mays to us in the third quarter of 2010 pursuant to a put option included in his amended employment agreement and the cancellation of certain of his options during 2011, and a decrease in restructuring expenses. Partially offsetting the decreases was an increase in general corporate infrastructure support services and initiatives.

Depreciation and Amortization

Depreciation and amortization increased $30.4 million during 2011 compared to 2010, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards. Increases in depreciation and amortization related to our Traffic acquisition of $7.5 million also contributed to the increase. In addition, movements in foreign exchange contributed an increase of $7.4 million during 2011.

Impairment Charges

We performed our annual impairment tests on October 1, 2011 and 2010 on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $7.6 million and $15.4 million, respectively. Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income (Expense) — Net

Other operating income of $12.7 million in 2011 primarily related to a gain on the sale of a tower and proceeds received from condemnations of bulletins.

Other operating expense of $16.7 million for 2010 primarily related to a $25.3 million loss recorded as a result of the transfer of our subsidiary’s interest in its Branded Cities business, partially offset by a $6.2 million gain on the sale of representation contracts.

Interest Expense

Interest expense decreased $67.1 million during 2011 compared to 2010. Higher interest expense associated with the 2011 issuances of Clear Channel’s 9.0% Priority Guarantee Notes was offset by decreased expense on term loan facilities due to the prepayment of $500.0 million of Clear Channel’s senior secured credit facilities made in connection with the February 2011 Offering and the paydown of Clear Channel’s receivables-based credit facility made prior to, and in connection with, the June 2011 Offering. Also contributing to the decline in interest expense was the timing of repurchases and repayments at maturity of certain of Clear Channel’s senior notes. Clear Channel’s weighted average cost of debt during both 2011 and 2010 was 6.1%.

Loss on Marketable Securities

The loss on marketable securities of $4.8 million and $6.5 million during 2011 and 2010, respectively, primarily related to the impairment of Independent News & Media PLC (“INM”). The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer. After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates of $5.7 million for 2010 included an $8.3 million impairment related to an equity investment in our International outdoor segment.

Other Income (Expense) — Net

Other expense of $4.6 million for 2011 primarily related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of Clear Channel’s senior secured credit facilities in connection with the February 2011 Offering described elsewhere in this MD&A, partially offset by an aggregate gain of $4.3 million on the repurchase of Clear Channel’s 5.5% senior notes due 2014.

Other income of $46.5 million in 2010 primarily related to an aggregate gain of $60.3 million on the repurchase of Clear Channel’s senior toggle notes partially offset by $12.8 million in foreign exchange transaction losses on short-term intercompany accounts. Please refer to the “Debt Repurchases, Maturities and Other” section within this MD&A for additional discussion of the 2011 and 2010 repurchases.

Income Tax Benefit

The effective tax rate for the year ended December 31, 2011 was 32.0% as compared to 25.7% for the year ended December 31, 2011. The effective tax rate for 2011 was favorably impacted by our settlement of U.S. Federal and state tax examinations during the year. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $16.3 million to reflect the net tax benefits of the settlements. This benefit was partially offset by additional tax recorded during 2011 related to the write-off of deferred tax assets associated with the vesting of certain equity awards and our inability to benefit from certain tax loss carryforwards in foreign jurisdictions.

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,
	2011	2010	% Change
Revenue	$2,986,828	$2,869,224	4%
Direct operating expenses	849,265	808,592	5%
SG&A expenses	980,960	963,853	2%
Depreciation and amortization	268,245	256,673	5%

Operating income	$888,358	$840,106	6%

CCME revenue increased $117.6 million during 2011 compared to 2010, primarily driven by a $107.1 million increase due to our Traffic acquisition. We experienced increases in our digital radio services revenue as a result of improved rates, increased volume and revenues related to our iHeartRadio Music Festival. Offsetting the increases were slight declines in local and national advertising across various markets and advertising categories including telecommunication, travel and tourism and, most notably, political.

Direct operating expenses increased $40.7 million during 2011 compared to 2010, primarily due to an increase of $56.6 million from our Traffic acquisition and an increase in expenses related to our digital initiatives, including our iHeartRadio Player and iHeartRadio Music Festival. These increases were partially offset by a $19.0 million decline in music license fees related to a settlement of 2011 and 2010 license fees. In addition, included in our 2011 results are restructuring expenses of $8.9 million, which represents a decline of $4.8 million compared to 2010. SG&A expenses increased $17.1 million, primarily due to an increase of $41.0 million related to our Traffic acquisition, which was partially offset by a decline of $21.9 million in compensation expense primarily related to reduced salaries and commission.

Depreciation and amortization increased $11.6 million, primarily due to our Traffic acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

	$0,000,000,00	$0,000,000,00	$0,000,000,00
(In thousands)	Years Ended December 31,
	2011	2010	% Change
Revenue	$1,336,592	$1,290,014	4%
Direct operating expenses	607,210	588,592	3%
SG&A expenses	225,217	218,776	3%
Depreciation and amortization	222,554	209,127	6%

Operating income	$281,611	$273,519	3%

Our Americas outdoor revenue increased $46.6 million during 2011 compared to 2010, driven primarily by revenue increases from bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased primarily on higher average rates.

Direct operating expenses increased $18.6 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays. SG&A expenses increased $6.4 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $13.4 million, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

	$0,000,000,00	$0,000,000,00	$0,000,000,00
(In thousands)	Years Ended December 31,
	2011	2010	% Change
Revenue	$1,667,282	$1,507,980	11%
Direct operating expenses	1,031,591	971,380	6%
SG&A expenses	315,655	275,880	14%
Depreciation and amortization	208,410	204,461	2%

Operating income	$111,626	$56,259	98%

International outdoor revenue increased $159.3 million during 2011 compared to 2010, primarily as a result of increased street furniture revenue across most of our markets. Improved yields and additional displays contributed to the revenue increase in China, and improved yields in combination with a new contract drove the revenue increase in Sweden. The increases from street furniture were partially offset by declines in billboard revenue across several of our markets, primarily Italy and the U.K. Foreign exchange movements resulted in an $82.0 million increase in revenue.

Direct operating expenses increased $60.2 million, attributable to a $52.0 million increase from movements in foreign exchange. In addition, increased site lease expense of $10.7 million associated with the increase in revenue was partially offset by an $8.8 million decline in restructuring expenses. SG&A expenses increased $39.8 million primarily due to a $15.9 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and higher selling expenses associated with the increase in revenue.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2010 to the year ended December 31, 2009 is as follows:

	$0,000,000,00	$0,000,000,00	$0,000,000,00
(In thousands)	Years Ended December 31,		% Change
	2010	2009
Revenue	$5,865,685	$5,551,909	6%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,381,647	2,529,454	(6%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,570,212	1,520,402	3%
Corporate expenses (excludes depreciation and amortization)	284,042	253,964	12%
Depreciation and amortization	732,869	765,474	(4%)
Impairment charges	15,364	4,118,924
Other operating expense – net	(16,710)	(50,837)

Operating income (loss)	864,841	(3,687,146)
Interest expense	1,533,341	1,500,866
Loss on marketable securities	(6,490)	(13,371)
Equity in earnings (loss) of nonconsolidated affiliates	5,702	(20,689)
Other income– net	46,455	679,716
Loss before income taxes	(622,833)	(4,542,356)

Income tax benefit	159,980	493,320
Consolidated net loss	(462,853)	(4,049,036)
Less amount attributable to noncontrolling interest	16,236	(14,950)

Net loss attributable to the Company	$(479,089)	$(4,034,086)

Consolidated Revenue

Consolidated revenue increased $313.8 million during 2010 compared to 2009. Our CCME revenue increased $163.9 million driven by increases in both national and local advertising from average rates per minute. Americas outdoor revenue increased $51.9 million, driven by revenue increases across most of our advertising inventory, particularly digital. Our International outdoor revenue increased $48.1 million, primarily due to revenue growth from street furniture across most countries, partially offset by a $10.3 million decrease from the effects of movements in foreign exchange. Other revenue increased $61.0 million, primarily from stronger national advertising in our media representation business.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $147.8 million during 2010 compared to 2009. Our CCME direct operating expenses decreased $77.3 million, primarily from a $29.9 million decline in expenses incurred in connection with our restructuring program from which cost savings resulted in declines of $26.7 million and $11.0 million in programming expenses and compensation expenses, respectively. Americas outdoor direct operating expenses decreased $19.5 million, primarily as a result of the disposition of our taxi advertising business (as described in the “Disposition of Taxi Business” section within this MD&A), partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International outdoor segment decreased $45.6 million, primarily as a result of a $20.4 million decline in expenses incurred in connection with our restructuring program in addition to decreased site lease expenses associated with cost savings from our restructuring program, and included an $8.2 million decrease from movements in foreign exchange.

Consolidated SG&A Expenses

SG&A expenses increased $49.8 million during 2010 compared to 2009. Our CCME SG&A expenses increased $45.5 million, primarily as a result of increased bonus and commission expense associated with the increase in revenue. SG&A expenses increased $16.6 million in our Americas outdoor segment, primarily as a result of increased selling and marketing costs associated with the increase in revenue in addition to the unfavorable impact of litigation. Our International outdoor SG&A expenses decreased $6.3 million, primarily as a result of a decrease in business tax related to a change in French tax law, and included a $2.3 million decrease from movements in foreign exchange.

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

Depreciation and Amortization

Depreciation and amortization decreased $32.6 million during 2010 compared to 2009, primarily as a result of assets in our International outdoor segment that became fully amortized during 2009. Additionally, 2009 included $8.0 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets in our CCME segment.

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

A rollforward of our goodwill balance from December 31, 2008 through December 31, 2009 by reporting unit is as follows:

	$ 000,00000	$ 000,00000	$ 000,00000	$ 000,00000	$ 000,00000	$ 000,00000	$ 000,00000
(In thousands)	Balances as of December 31, 2008	Acquisitions	Dispositions	Foreign Currency	Impairment	Adjustments	Balances as of December 31, 2009
United States Radio Markets	$5,579,190	$4,518	$(62,410)	$—	$(2,420,897)	$46,468	$3,146,869
United States Outdoor Markets	824,730	2,250	—	—	(324,892)	69,844	571,932
Switzerland	56,885	—	—	1,276	(7,827)	—	50,334
Ireland	14,285	—	—	223	(12,591)	—	1,917
Baltics	10,629	—	—	—	(10,629)	—	—
Americas Outdoor – Mexico	8,729	—	—	7,440	(10,085)	(442)	5,642
Americas Outdoor – Chile	3,964	—	—	4,417	(8,381)	—	—
Americas Outdoor – Peru	45,284	—	—	—	(37,609)	—	7,675
Americas Outdoor – Brazil	4,971	—	—	4,436	(9,407)	—	—
Americas Outdoor – Canada	4,920	—	—	—	—	(4,920)	—
All Others – International Outdoor	205,744	110	—	15,913	(42,717)	45,042	224,092
Other	331,290	—	(2,276)	—	(211,988)	(482)	116,544

	$7,090,621	$6,878	$(64,686)	$33,705	$(3,097,023)	$155,510	$4,125,005

Other Operating Expense - Net

Other operating expense of $16.7 million for 2010 primarily related to a $25.3 million loss recorded as a result of the transfer of our subsidiary’s interest in its Branded Cities business, partially offset by a $6.2 million gain on the sale of representation contracts.

Other operating expense of $50.8 million for 2009 primarily related to a $42.0 million loss on the sale and exchange of radio stations and a $20.9 million loss on the sale of our taxi advertising business. The losses were partially offset by a $10.1 million gain on the sale of Americas and International outdoor assets.

Interest Expense

Interest expense increased $32.5 million during 2010 compared to 2009, primarily as a result of the issuance of $2.5 billion in subsidiary senior notes in December 2009. This increase was partially offset by decreased interest expense due to maturities of Clear Channel’s 4.5% senior notes due January 2010, repurchases of Clear Channel’s senior toggle notes during the first quarter of 2010, repurchases of Clear Channel’s senior notes during the fourth quarter of 2009 and prepayment of $2.0 billion of term loans in December 2009. Clear Channel’s weighted average cost of debt for 2010 and 2009 was 6.1% and 5.8%, respectively.

Loss on Marketable Securities

The loss on marketable securities of $6.5 million and $13.4 million in 2010 and 2009, respectively, related primarily to the impairment of INM. The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM as noted above.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates in 2010 included an $8.3 million impairment of an equity investment in our International outdoor segment.

Equity in loss of nonconsolidated affiliates for 2009 included a $22.9 million impairment of equity investments in our International outdoor segment in addition to a $4.0 million loss on the sale of a portion of our investment in Grupo ACIR Communicaciones (“Grupo ACIR”).

Other Income – Net

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

Income Tax Benefit

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,
	2010	2009	% Change
Revenue	$2,869,224	$2,705,367	6%
Direct operating expenses	808,592	885,870	(9%)
SG&A expenses	963,853	918,397	5%
Depreciation and amortization	256,673	261,246	(2%)

Operating income	$840,106	$639,854	31%

CCME revenue increased $163.9 million during 2010 compared to 2009, driven primarily by a $79.5 million increase in national advertising and a $51.0 million increase in local advertising. Average rates per minute increased during 2010 compared to 2009 as a result of improved economic conditions. Increases occurred across various advertising categories including automotive, political, food and beverage and healthcare.

Direct operating expenses decreased $77.3 million during 2010 compared to 2009, primarily from a $29.9 million decline in expenses incurred in connection with our restructuring program. Cost savings from our restructuring program resulted in declines of $26.7 million and $11.0 million in programming expenses and compensation expenses, respectively. Direct operating expenses declined further from the non-renewals of sports contracts, offset by the impact of $8.0 million associated with the finalization of purchase accounting during 2009. SG&A expenses increased $45.5 million, primarily as a result of a $26.6 million increase in bonus and commission expense associated with the increase in revenue in addition to a $24.1 million increase in selling and marketing expenses.

Depreciation and amortization decreased $4.6 million during 2010 compared to 2009. The 2009 results included $8.0 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets.

Americas Outdoor Advertising Results of Operations

Disposition of Taxi Business

On December 31, 2009, our subsidiary, Clear Channel Outdoor, Inc. (“CCOI”), disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the year ended December 31, 2009, Taxis contributed $41.5 million in revenue, $39.8 million in direct operating expenses and $10.5 million in SG&A expenses.

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

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,
	2010	2009	% Change
Revenue	$1,507,980	$1,459,853	3%
Direct operating expenses	971,380	1,017,005	(4%)
SG&A expenses	275,880	282,208	(2%)
Depreciation and amortization	204,461	229,367	(11%)

Operating income (loss)	$56,259	$(68,727)	182%

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

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Years Ended December 31,
	2011	2010	2009
CCME	$888,358	$840,106	$639,854
Americas outdoor advertising	281,611	273,519	217,617
International outdoor advertising	111,626	56,259	(68,727)
Other	9,427	20,716	(43,963)
Impairment charges	(7,614)	(15,364)	(4,118,924)
Other operating income (expense) - net	12,682	(16,710)	(50,837)
Corporate expenses (1)	(241,366)	(293,685)	(262,166)

Consolidated operating income (loss)	$1,054,724	$864,841	$(3,687,146)

[1]	Corporate expenses include expenses related to CCME, Americas outdoor, International outdoor and our Other segment, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

As of December 31, 2011, there was $42.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years. In addition, as of December 31, 2011, there was $15.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

The following table indicates non-cash compensation costs related to share-based payments for the years ended December 31, 2011, 2010 and 2009, respectively:

	$00,00000	$00,00000	$00,00000
(In thousands)	Years Ended December 31,
	2011	2010	2009
CCME	$4,606	$7,152	$8,276
Americas outdoor advertising	7,601	9,207	7,977
International outdoor advertising	3,165	2,746	2,412
Corporate [1]	5,295	15,141	21,121

Total share-based compensation expense	$20,667	$34,246	$39,786

[1]	Included in corporate share-based compensation for year ended December 31, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights cash flow activities during the years ended December 31, 2011, 2010 and 2009.

Cash Flows

	$000,0000	$000,0000	$000,0000
(In thousands)	Year ended December 31,
	2011	2010	2009
Cash provided by (used for):
Operating activities	$373,958	$582,373	$181,175
Investing activities	$(368,086)	$(240,197)	$(141,749)
Financing activities	$(698,116)	$(305,244)	$1,604,722

Operating Activities

2011

The decrease in cash flows from operations in 2011 compared to 2010 was primarily driven by declines in working capital partially offset by improved profitability, including a 5% increase in revenue. Our net loss of $268.0 million, adjusted for $832.2 million of non-cash items, provided positive cash flows of $564.1 million in 2011. Cash generated by higher operating income in 2011 compared to 2010 was offset by the decrease in accrued expenses in 2011 as a result of higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance. In addition, in 2010 we received $132.3 million in U.S. Federal income tax refunds that increased cash flow from operations in 2010.

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

2010

The increase in cash flows from operations in 2010 compared to 2009 was primarily driven by improved profitability, including a 6% increase in revenue and a 2% decrease in direct operating and SG&A expenses. Our net loss, adjusted for $792.7 million of non-cash items, provided positive cash flows of $329.8 million in 2010. We received $132.3 million in Federal income tax refunds during the third quarter of 2010. Working capital, excluding taxes, provided $120.3 million to cash flows from operations in the current year.

2009

The decline in cash flow from operations in 2009 compared to 2008 was primarily driven by a 17% decline in consolidated revenues associated with the weak economy and challenging advertising markets and a 62% increase in interest expense to service our debt obligations. Our net loss, adjusted for non-cash items of $4.2 billion, provided positive cash flows of $157.9 million. Changes in working capital provided an additional $23.2 million in operating cash flows for 2009.

Investing Activities

2011

Cash used for investing activities during 2011 primarily reflected capital expenditures of $362.3 million. We spent $61.4 million for capital expenditures in our CCME segment, $131.1 million in our Americas outdoor segment primarily related to the construction of new digital billboards, and $160.0 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. Cash paid for purchases of businesses primarily related to our Traffic acquisition and the cloud-based music technology business we purchased during 2011. In addition, we received proceeds of $54.3 million primarily related to the sale of radio stations, a tower and other assets in our CCME, Americas outdoor, and International outdoor segments.

2010

Cash used for investing activities during 2010 primarily reflected capital expenditures of $241.5 million. We spent $35.5 million for capital expenditures in our CCME segment, $96.7 million in our Americas outdoor segment primarily related to the construction of new digital billboards, and $98.6 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we acquired representation contracts for $14.1 million and received proceeds of $28.6 million primarily related to the sale of radio stations, assets in our Americas outdoor and International outdoor segments and representation contracts.

2009

Cash used for investing activities during 2009 primarily reflected capital expenditures of $223.8 million. We spent $41.9 million for capital expenditures in our CCME segment, $84.4 million in our Americas outdoor segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $91.5 million in our International outdoor segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We received proceeds of $41.6 million primarily related to the sale of our remaining investment in Grupo ACIR. In addition, we received proceeds of $48.8 million primarily related to the disposition of radio stations and corporate assets.

Financing Activities

2011

Cash used for financing activities during 2011 primarily reflected debt issuances in the February 2011 Offering and the June 2011 Offering, and the use of proceeds from the February 2011 Offering, as well as cash on hand, to prepay $500.0 million of Clear Channel’s senior secured credit facilities and repay at maturity Clear Channel’s 6.25% senior notes that matured in 2011 as discussed in the “Refinancing Transactions” section within this MD&A. Clear Channel also repaid all outstanding amounts under its receivables based facility prior to, and in connection with, the June 2011 Offering. Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed by acquired Westwood One subsidiaries repaid immediately after the closing of the Traffic acquisition. Clear Channel repaid its 4.4% senior notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of its revolving credit facility on June 27, 2011. Additionally, CC Finco repurchased $80.0 million aggregate principal amount of Clear Channel’s 5.5% senior notes for $57.1 million, including accrued interest, as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A.

2010

During 2010, CC Investments repurchased $185.2 million aggregate principal amount of Clear Channel’s senior toggle notes for $125.0 million as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A. Clear Channel repaid its remaining 7.65% senior notes upon maturity for $138.8 million with proceeds from its delayed draw term loan facility that was specifically designated for this purpose. In addition, Clear Channel repaid its remaining 4.5% senior notes upon maturity for $240.0 million with available cash on hand.

2009

Cash provided by financing activities during 2009 primarily reflected a draw of remaining availability of $1.6 billion under Clear Channel’s revolving credit facility and $2.5 billion of proceeds from the issuance of subsidiary senior notes, offset by the $2.0 billion paydown of Clear Channel’s senior secured credit facilities. Clear Channel also repaid the remaining principal amount of its 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that was specifically designated for this purpose as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A. Our wholly-owned subsidiaries, CC Finco and Clear Channel Acquisition, LLC (formerly CC Finco II, LLC), together repurchased certain of Clear Channel’s outstanding senior notes for $343.5 million as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A. In addition, during 2009, our Americas outdoor segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International outdoor segment acquired an additional 5% interest in our fully consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand and cash flow from operations and borrowings under Clear Channel’s revolving credit facility and receivables based credit facility. We have a large amount of indebtedness, and a substantial portion of our cash flows are used to service debt. At December 31, 2011, we had $1.2 billion of cash on our balance sheet, with $542.7 million held by our subsidiary, CCOH, and its subsidiaries. We have debt maturities totaling $275.6 million and $420.5 million in 2012 and 2013, respectively.

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

We expect to be in compliance with the covenants contained in Clear Channel’s material financing agreements in 2012, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in Clear Channel’s senior secured credit facilities. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities and receivables based facility is $100.0 million.

Sources of Capital

As of December 31, 2011 and 2010, we had the following debt outstanding, net of cash and cash equivalents:

	$00,000000	$00,000000
(In millions)	As of December 31,
	2011	2010
Senior Secured Credit Facilities:
Term Loan A Facility	$1,087.1	$1,127.7
Term Loan B Facility	8,735.9	9,061.9
Term Loan C – Asset Sale Facility	670.8	695.9
Revolving Credit Facility(1)	1,325.6	1,842.5
Delayed Draw Term Loan Facilities	976.8	1,013.2
Receivables Based Facility(2)	—	384.2
Priority Guarantee Notes	1,750.0	—
Other Secured Subsidiary Debt	30.9	4.7

Total Secured Debt	14,577.1	14,130.1

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	1,998.4	2,911.4
Subsidiary Senior Notes	2,500.0	2,500.0
Other Clear Channel Subsidiary Debt	19.9	63.1
Purchase accounting adjustments and original issue discount	(514.3)	(623.3)

Total Debt	20,207.2	20,607.4
Less: Cash and cash equivalents	1,228.7	1,920.9

	$18,978.5	$18,686.5

(1)	We had $536.0 million of availability under the Revolving Credit Facility as of December 31, 2011.
(2)	As of December 31, 2011, we had available under the Receivables Based Facility the lesser of $625 million (the revolving credit commitment) or the borrowing base amount, as defined under the Receivables Based Facility.

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

Senior Secured Credit Facilities

As of December 31, 2011, Clear Channel had a total of $12,796 million outstanding under its senior secured credit facilities, consisting of:

•	a $1,087 million term loan A facility which matures in July 2014;
•	an $8,736 million term loan B facility which matures in July 2016;
•	a $670.8 million term loan C—asset sale facility, subject to reduction as described below, which matures in January 2016;
•	two delayed draw term loan facilities, of which $568.6 million and $408.2 million was drawn as of December 31, 2011, respectively, and which mature in January 2016; and
•

a $1,928 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility, of which $1,326 million was drawn as of December 31, 2011, which matures in July 2014.

Clear Channel may raise incremental term loans or incremental commitments under the revolving credit facility of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans or revolving credit commitments is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

Clear Channel is the primary borrower under the senior secured credit facilities, except that certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities. Clear Channel also has the ability to designate one or more of its foreign restricted subsidiaries in certain jurisdictions as borrowers under the revolving credit facility, subject to certain conditions and sublimits and have so designated certain subsidiaries in the Netherlands and the United Kingdom.

Interest Rate and Fees

Borrowings under Clear Channel’s senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

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

Amortization of Term Loans

Clear Channel is required to repay the loans under the term loan facilities, after giving effect to (1) the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes discussed elsewhere in this MD&A and, (2) the February 2011 prepayment of $500.0 million of revolving credit facility and term loans with the proceeds of the February 2011 Offering discussed elsewhere in this MD&A as follows:

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

*Balance of Tranche A Term Loan is due July 30, 2014

**Balance of Tranche B Term Loan, Tranche C Term Loan, Delayed Draw 1 Term Loan and Delayed Draw 2 Term Loan are due January 29, 2016

Collateral and Guarantees

The senior secured credit facilities are guaranteed by Clear Channel and each of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

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

Certain Covenants and Events of Default

The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters. Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt. Clear Channel’s consolidated EBITDA for the preceding four quarters of $2.0 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $18.5 million for cash received from nonconsolidated affiliates; (ii) an increase of $31.5 million for non-cash items; (iii) an increase of $40.1 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iv) an increase of $31.6 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At December 31, 2011, our ratio was 6.9:1.

In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit our ability and the ability of the restricted subsidiaries to, among other things:

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

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of Clear Channel’s subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

Receivables Based Credit Facility

As of December 31, 2011, Clear Channel had no borrowings outstanding under Clear Channel’s receivables based credit facility. On June 8, 2011, Clear Channel made a voluntary paydown of all amounts outstanding under this facility using cash on hand. Clear Channel’s voluntary paydown did not reduce its commitments under this facility and Clear Channel may reborrow under this facility at any time.

The receivables based credit facility provides revolving credit commitments of $625.0 million, subject to a borrowing base. The borrowing base at any time equals 85% of Clear Channel’s and certain of Clear Channel’s subsidiaries’ eligible accounts receivable. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility. The maturity of the receivables based credit facility is July 2014.

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

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

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

Clear Channel may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments Clear Channel makes will not reduce its commitments under this facility.

Collateral and Guarantees

The receivables based credit facility is guaranteed by, subject to certain exceptions, the guarantors of the senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of Clear Channel’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof, that is senior to the security interest of the senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing the Clear Channel senior notes, and certain exceptions.

The receivables based credit facility includes negative covenants, representations, warranties, events of default, and termination provisions substantially similar to those governing our senior secured credit facilities.

Priority Guarantee Notes

As of December 31, 2011, Clear Channel had outstanding $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021.

The Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2011. The Priority Guarantee Notes are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

Clear Channel may redeem the Priority Guarantee Notes at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 1, 2014, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit Clear Channel Capital I, LLC’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes. The indenture also provides for customary events of default.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2011, Clear Channel had outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $829.8 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by Clear Channel Capital I, LLC and all of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions. The senior toggle notes mature on August 1, 2016 and may require a special redemption of up to $30.0 million on August 1, 2015. Clear Channel may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time prior to August 1, 2012, at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an “applicable premium,” as described in the indenture governing such notes. Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time on or after August 1, 2012 at the redemption prices set forth in the indenture governing such notes. If Clear Channel undergoes a change of control, sells certain of its assets, or issues certain debt, it may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of Clear Channel’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility and the priority guarantee notes guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility and the priority guarantee notes to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to the Clear Channel senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to Clear Channel’s existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. Assuming the cash interest election remains in effect for the remaining term of the notes, Clear Channel will be contractually obligated to make a payment to bondholders of $57.4 million on August 1, 2013. This amount is included in “Interest payments on long-term debt” in the “Contractual Obligations” table of this MD&A.

Clear Channel Senior Notes

As of December 31, 2011, Clear Channel’s senior notes (the “senior notes”) represented approximately $2.0 billion of aggregate principal amount of indebtedness outstanding.

The senior notes were the obligations of Clear Channel prior to the merger. The senior notes are senior, unsecured obligations that are effectively subordinated to Clear Channel’s secured indebtedness to the extent of the value of Clear Channel’s assets securing such indebtedness and are not guaranteed by any of Clear Channel’s subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of Clear Channel’s subsidiaries. The senior notes rank equally in right of payment with all of Clear Channel’s existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness. The senior notes are not guaranteed by Clear Channel’s subsidiaries.

Subsidiary Senior Notes

As of December 31, 2011, we had outstanding $2.5 billion aggregate principal amount of subsidiary senior notes, which consisted of $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes” and, collectively with the Series A Notes, the “subsidiary senior notes”). The subsidiary senior notes were issued by Clear Channel Worldwide Holdings, Inc. (“CCWH”) and are guaranteed by CCOH, CCOI and certain of CCOH’s direct and indirect subsidiaries. The subsidiary senior notes bear interest on a daily basis and contain customary provisions, including covenants requiring CCWH to maintain certain levels of credit availability and limitations on incurring additional debt.

The subsidiary senior notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the subsidiary senior notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.

The indentures governing the subsidiary senior notes require CCWH to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel, for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

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

The indenture governing the Series A Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;
•	create liens on its restricted subsidiaries assets to secure such debt;
•	create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;
•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH); and
•

purchase or otherwise effectively cancel or retire any of the Series A Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250.

In addition, the indenture governing the Series A Notes provides that if CCWH (i) makes an optional redemption of the Series B Notes or purchases or makes an offer to purchase the Series B Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A Notes or (ii) makes an asset sale offer under the indenture governing the Series B Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A Notes.

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

The Series A Notes indenture and Series B Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit CCOH’s ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow CCOH to incur additional indebtedness and pay dividends, including a $500.0 million exception for the payment of dividends. CCOH was in compliance with these covenants as of December 31, 2011.

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

Clear Channel obtained, concurrent with the offering of the Initial Notes, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

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

The Additional Notes were issued as additional notes under the indenture, dated as of February 23, 2011 (the “Indenture”), among Clear Channel, the guarantors named therein, Wilmington Trust FSB, as trustee (the “Trustee”), and the other agents named therein, under which Clear Channel previously issued the Initial Notes. The Additional Notes were issued pursuant to a supplemental indenture to the Indenture, dated as of June 14, 2011, between Clear Channel and the Trustee. The Initial Notes and the Additional Notes have identical terms and are treated as a single class.

Dispositions and Other

During 2011, we divested and exchanged 27 radio stations for approximately $22.7 million and recorded a loss of $0.5 million in “Other operating income (expense) – net.”

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

Uses of Capital

Debt Repurchases, Maturities and Other

Between 2009 and 2011, our indirect wholly-owned subsidiaries, CC Investments, CC Finco and Clear Channel Acquisition, LLC (“CC Acquisition”), repurchased certain of Clear Channel’s outstanding senior notes, senior cash pay and senior toggle notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below. Notes repurchased and held by CC Investments, CC Finco and CC Acquisition are eliminated in consolidation.

(In thousands)	Years Ended December 31,
	2011	2010	2009
CC Investments
Principal amount of debt repurchased	$—	$185,185	$—
Deferred loan costs and other	—	104	—
Gain recorded in “Other income (expense) – net” (2)	—	(60,289)	—

Cash paid for repurchases of long-term debt	$—	$125,000	$—

CC Finco
Principal amount of debt repurchased	$80,000	$—	$801,302
Purchase accounting adjustments (1)	(20,476)	—	(146,314)
Deferred loan costs and other	—	—	(1,468)
Gain recorded in “Other income (expense) – net” (2)	(4,274)	—	(368,591)

Cash paid for repurchases of long-term debt	$55,250	$—	$284,929

CC Acquisition
Principal amount of debt repurchased (3)	$—	$—	$433,125
Deferred loan costs and other	—	—	(813)
Gain recorded in “Other income (expense) – net” (2)	—	—	(373,775)

Cash paid for repurchases of long-term debt	$—	$—	$58,537

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.
(2)	CC Investments, CC Finco and CC Acquisition repurchased certain of Clear Channel’s senior notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.
(3)	CC Acquisition immediately cancelled these notes subsequent to the purchase.

During 2011, Clear Channel repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to a subsidiary of Clear Channel), plus accrued interest, with available cash on hand.

As noted in the “Refinancing Transactions” section of MD&A above, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 (net of $57.3 million principal amount held by and repaid to a subsidiary of Clear Channel) with proceeds from the February 2011 Offering.

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

During 2010, Clear Channel repaid its remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from its delayed draw term loan facility that was specifically designated for this purpose. Also during 2010, Clear Channel repaid its remaining 4.5% senior notes upon maturity for $240.0 million with available cash on hand.

During 2009, Clear Channel repaid the remaining principal amount of its 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that was specifically designated for this purpose.

Capital Expenditures

Capital expenditures for the years ended December 31, 2011, 2010 and 2009 were as follows:

(In millions)	Years Ended December 31,
	2011	2010	2009
CCME	$61.4	$35.5	$41.9
Americas outdoor advertising	131.1	96.7	84.4
International outdoor advertising	160.0	98.6	91.5
Corporate and Other	9.8	10.7	6.0

Total capital expenditures	$362.3	$241.5	$223.8

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and recurring maintenance.

Dividends

We have never paid cash dividends on our Class A common stock, and we currently do not intend to pay cash dividends on our Class A common stock in the future. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay dividends.

Acquisitions

On April 29, 2011, we completed our Traffic acquisition for $24.3 million to add a complementary traffic operation to our existing traffic business. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to Westwood One, Inc. in the amount of $95.0 million.

During 2011, we also acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

Stock Purchases

On August 9, 2010, Clear Channel announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.

Purchases of Additional Equity Interests

During 2009, our Americas outdoor segment purchased the remaining 15% interest in our consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International outdoor segment acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Certain Relationships with the Sponsors and Management

Clear Channel is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. During the years ended December 31, 2011, 2010 and 2009, we recognized management fees and reimbursable expenses of $15.7 million, $17.1 million and $20.5 million, respectively.

As part of the employment agreement for our new Chief Executive Officer, we agreed to provide the Chief Executive Officer an aircraft for his personal and business use during the term of his employment. Subsequently, one of our subsidiaries entered into a six-year aircraft lease with Yet Again Inc., a company controlled by the Chief Executive Officer, to lease an airplane for use by the Chief Executive Officer in exchange for a one-time upfront lease payment of $3.0 million. Our subsidiary also is responsible for all related taxes, insurance, and maintenance costs during the lease term (other than discretionary upgrades, capital improvements or refurbishment). If the lease is terminated prior to the expiration of its term, Yet Again Inc. will be required to refund a pro rata portion of the lease payment and a pro rata portion of the tax associated with the amount of the lease payment refunded, based upon the period remaining in the term.

Additionally, subsequent to December 31, 2011, Clear Channel is in the process of negotiating a sublease with Pilot Group Manager, LLC, an entity that our Chief Executive Officer is a member of and an investor in, to rent space in Rockefeller Plaza in New York City through July 29, 2014. Fixed rent is expected to be approximately $0.6 million annually plus a proportionate share of building expenses. Pending finalization of the sublease, Clear Channel reimbursed Pilot Group Manager, LLC $40,000 per month for the use of its office space in Rockefeller Plaza in New York City.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Please refer to Item 3. Legal Proceedings within Part I of this Annual Report on

Form 10-K.

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

The scheduled maturities of Clear Channel’s senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of December 31, 2011 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term Debt:
Secured Debt	$14,577,149	$5,938	$2,456,703	$10,363,454	$1,751,054
Senior Cash Pay and Senior Toggle Notes (1)	1,626,081	—	—	1,626,081	—
Clear Channel Senior Notes	1,998,415	249,851	773,564	500,000	475,000
Subsidiary Senior Notes	2,500,000	—	—	—	2,500,000
Other Long-term Debt	19,860	19,860	—	—	—
Interest payments on long-term debt (2)	6,446,889	1,279,981	2,395,966	1,625,771	1,145,171

Non-cancelable operating leases	2,808,273	383,456	629,185	507,752	1,287,880
Non-cancelable contracts	2,472,542	548,830	803,639	599,712	520,361
Employment/talent contracts	222,620	83,455	81,672	57,493	—
Capital expenditures	148,878	67,879	39,220	34,858	6,921
Unrecognized tax benefits (3)	217,172	4,500	—	—	212,672
Other long-term obligations (4)	147,735	71	10,625	28,824	108,215

Total (5)	$33,185,614	$2,643,821	$7,190,574	$15,343,945	$8,007,274

(1)	On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. Clear Channel is deemed to have made the cash interest election for future interest periods unless and until Clear Channel elects otherwise. Assuming the cash interest election remains in effect for the term of the notes, Clear Channel is contractually obligated to make a payment of $57.4 million on August 1, 2013 which is included in “Interest payments on long-term debt” in the table above.

(2)	Interest payments on the senior secured credit facilities, other than the revolving credit facility, assume the obligations are repaid in accordance with the amortization schedule (after giving effect to the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes and the $500.0 million repayment of revolving credit facility and term loans associated with the priority guarantee notes, both discussed elsewhere in this MD&A) and the interest rate is held constant over the remaining term.

Interest payments related to the revolving credit facility assume the balance and interest rate as of December 31, 2011 is held constant over the remaining term.

Interest payments on $2.5 billion of the Term Loan B facility are effectively fixed at an interest rate of 4.4%, plus applicable margins, per annum, as a result of an aggregate $2.5 billion interest rate swap agreement maturing in September 2013. Interest expense assumes the rate is fixed through maturity of the remaining swap, at which point the rate reverts back to the floating rate in effect at December 31, 2011.

(3)	The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time. For additional information, see Note 10 included in Item 8 of Part II of this Annual Report on Form 10-K.

(4)	Other long-term obligations consist of $51.0 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $31.8 million of contract payments in our syndicated radio and media representation businesses and $65.0 million of various other long-term obligations.

(5)	Excluded from the table is $347.4 million related to various obligations with no specific contractual commitment or maturity, $159.1 million of which relates to the fair value of our interest rate swap agreement.

SEASONALITY

Typically, our CCME, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period. Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.

MARKET RISK

We are exposed to market risk arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive loss at December 31, 2011 by approximately $14.6 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At December 31, 2011 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum. The fair value of this agreement at December 31, 2011 was a liability of $159.1 million. At December 31, 2011, approximately 50% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2011 would have changed by approximately $9.1 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $59.5 million for the year ended December 31, 2011. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the year ended December 31, 2011 by approximately $5.9 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We do not expect the provisions of ASU 2011-04 to have a material effect on our financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted the provisions of this ASU as of October 1, 2011 with no material impact to our financial position or results of operations. Please refer to Note 2 included in Item 8 of Part II of this Annual Report on Form 10-K for a further discussion of our impairment testing.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement in response to requests from some investors for greater clarity about the impact of reclassification adjustments on net income. The guidance in ASU 2011-05 called for reclassification adjustments from other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. All other requirements in ASU 2011-05 are not affected by this Update. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the provisions of ASU 2011-12 to have a material effect on our financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

If our agings were to improve or deteriorate resulting in a10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2011 would have changed by approximately $6.3 million and our net loss for the same period would have changed by approximately $3.9 million.

Long-lived Assets

Long-lived assets, such as property, plant and equipment and definite-lived intangibles, are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

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

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35.Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On October 1, 2011, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $6.5 million related to permits in one of our markets.

In determining the fair value of our FCC licenses, the following key assumptions were used:

▪	Market revenue growth, forecast and published by BIA Financial Network, Inc. (“BIA”), of 4.5% was used for the initial four-year period;
▪	2% revenue growth was assumed beyond the initial four-year period;
▪	Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;
▪	Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 30%, depending on market size by year 3; and
▪	Assumed discount rates of 9% for the 13 largest markets and 9.5% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

▪	Industry revenue growth forecast at 7.8% was used for the initial four-year period;
▪	3% revenue growth was assumed beyond the initial four-year period;
▪	Revenue was grown over a build-up period, reaching maturity by year 2;
▪	Operating margins gradually climb to the industry average margin of up to 52%, depending on market size, by year 3; and
▪	Assumed discount rate of 10%.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the change in the fair value of our indefinite-lived intangible assets that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
FCC licenses	$(403,470)	$(164,040)	$(511,440)
Billboard permits	$(596,200)	$(129,200)	$(603,700)

The estimated fair value of our FCC licenses and billboard permits at October 1, 2011 was $3.4 billion and $2.1 billion, respectively, while the carrying value was $2.4 billion and $1.1 billion, respectively.

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

The discounted cash flow approach we use for valuing goodwill as part of the two-step impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

On October 1, 2011, we performed our annual impairment test in accordance with ASC 350-20-35 and recognized an impairment charge of $1.1 million related to one country in our International outdoor segment. We utilized the option to assess qualitative factors to determine whether it was more likely than not that the fair value of our reporting units was less than their carrying amounts, including goodwill. As part of our qualitative assessment, we considered the following factors:

▪	macroeconomic characteristics of the environment in which the reporting unit operates;
▪	any significant changes in the business’ products, operating model or laws or regulations;
▪	any significant changes in the business’ cost structure and/or margin trends;
▪	comparisons of current and prior year operating performance and forecast trends for future operating performance;
▪	changes in management, business strategy or customer base during the current year;
▪	sustained decreases in share price relative to our peers; and
▪	the excess of fair value over carrying value and the significance of recorded goodwill as of October 1, 2010.

Generally, the qualitative factors for our reporting units indicated stable or improving margins despite economic conditions, new contracts, no adverse business or management changes, favorable or stable forecasted economic conditions and the existence of excess fair value over carrying value for the majority of our reporting units. Based on our annual assessment using the qualitative factors described above, we determined that it was not more likely than not that the fair value of our CCME reporting unit was less than its carrying amount. As a result, further testing of goodwill for impairment was not required for this reporting unit. Our assessment for the reporting units within our Americas outdoor segment required further testing of goodwill for impairment in one country while our assessment for the reporting units within our International outdoor segment required further testing for three countries. Further testing indicated that goodwill was impaired by $1.1 million in one country within our International outdoor segment in 2011.

We believe we have made reasonable estimates and utilized appropriate assumptions to evaluate whether it was more likely than not that the fair value of our reporting units was less than their carrying values. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.

Tax Accruals

Our estimates of income taxes and the significant items giving rise to the deferred tax assets and liabilities are shown in the notes to our consolidated financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by Federal, state or foreign tax authorities.

We use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits (UTBs) in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our UTBs may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash.

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

Insurance Accruals

We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty. Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2011.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2011 would have affected our net loss by approximately $2.3 million for the year ended December 31, 2011.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2011 would not be materially impacted. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

/s/ Robert W. Pittman
Chief Executive Officer

/s/Thomas W. Casey
Executive Vice President and Chief Financial Officer

/s/Scott D. Hamilton
Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CC Media Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CC Media Holdings, Inc. (the Company) as of December 31, 2011 and 2010, the related consolidated statements of comprehensive loss, changes in shareholders’ deficit, and cash flows of the Company for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 21, 2012

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$1,228,682	$1,920,926
Accounts receivable, net of allowance of $63,098 in 2011 and $74,660 in 2010	1,404,674	1,373,880
Prepaid expenses	161,317	124,114
Other current assets	190,612	184,253

Total Current Assets	2,985,285	3,603,173

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,950,437	2,007,399
Other property, plant and equipment, net	1,112,890	1,138,155

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,017,760	2,288,149
Indefinite-lived intangibles – licenses	2,411,367	2,423,828
Indefinite-lived intangibles – permits	1,105,704	1,114,413
Goodwill	4,186,718	4,119,326
OTHER ASSETS
Other assets	771,878	765,939

Total Assets	$16,542,039	$17,460,382

CURRENT LIABILITIES
Accounts payable	$134,576	$127,263
Accrued expenses	722,151	829,604
Accrued interest	160,361	121,199
Current portion of long-term debt	268,638	867,735
Deferred income	143,236	152,778

Total Current Liabilities	1,428,962	2,098,579

Long-term debt	19,938,531	19,739,617
Deferred income taxes	1,938,599	2,050,196
Other long-term liabilities	707,888	776,676
Commitments and contingent liabilities (Note 7)

SHAREHOLDERS’ DEFICIT
Noncontrolling interest	521,794	490,920
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 24,106,139 and 24,118,358 shares in 2011 and 2010, respectively	24	24
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2011 and 2010	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2011 and 2010	58	58
Additional paid-in capital	2,132,368	2,130,871
Retained deficit	(9,857,267)	(9,555,173)
Accumulated other comprehensive loss	(266,043)	(268,816)
Cost of shares (530,944 in 2011 and 487,126 in 2010) held in treasury	(2,876)	(2,571)

Total Shareholders’ Deficit	(7,471,941)	(7,204,686)

Total Liabilities and Shareholders’ Deficit	$16,542,039	$17,460,382

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
Revenue	$6,161,352	$5,865,685	$5,551,909
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,504,036	2,381,647	2,529,454
Selling, general and administrative expenses (excludes depreciation and amortization)	1,617,258	1,570,212	1,520,402
Corporate expenses (excludes depreciation and amortization)	227,096	284,042	253,964
Depreciation and amortization	763,306	732,869	765,474
Impairment charges	7,614	15,364	4,118,924
Other operating income (expense) - net	12,682	(16,710)	(50,837)

Operating income (loss)	1,054,724	864,841	(3,687,146)
Interest expense	1,466,246	1,533,341	1,500,866
Loss on marketable securities	(4,827)	(6,490)	(13,371)
Equity in earnings (loss) of nonconsolidated affiliates	26,958	5,702	(20,689)
Other income (expense) – net	(4,616)	46,455	679,716

Loss before income taxes	(394,007)	(622,833)	(4,542,356)
Income tax benefit	125,978	159,980	493,320

Consolidated net loss	(268,029)	(462,853)	(4,049,036)
Less amount attributable to noncontrolling interest	34,065	16,236	(14,950)

Net loss attributable to the Company	$(302,094)	$(479,089)	$(4,034,086)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29,647)	26,301	151,422
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(224)	17,187	1,678
Unrealized holding gain (loss) on cash flow derivatives	33,775	15,112	(74,100)
Reclassification adjustment for realized loss on securities included in net income and other	3,787	14,750	10,008

Other comprehensive income	7,691	73,350	89,008

Comprehensive loss	(294,403)	(405,739)	(3,945,078)
Less amount attributable to noncontrolling interest	4,324	8,857	20,788

Comprehensive loss attributable to the Company	(298,727)	$(414,596)	$(3,965,866)

Net loss attributable to the Company per common share:
Basic	$(3.70)	$(5.94)	$(49.71)
Weighted average common shares outstanding	82,487	81,653	81,296

Diluted	$(3.70)	$(5.94)	$(49.71)
Weighted average common shares outstanding	82,487	81,653	81,296

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ DEFICIT

					Controlling Interest
(In thousands, except share data)	Class C Shares	Class B Shares	Common Shares Issued	Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2008	58,967,502	555,556	23,605,923	$426,220	$82	$2,100,995	$(5,041,998)	$(401,529)	$(1)	$(2,916,231)
Net loss				(14,950)			(4,034,086)			(4,049,036)
Issuance (forfeiture) of restricted stock			(177,116)			4			(184)	(180)
Amortization of share-based compensation				12,104		27,682				39,786
Other				11,486		(19,571)				(8,085)
Other comprehensive income				20,788				68,220		89,008

Balances at December 31, 2009	58,967,502	555,556	23,428,807	$455,648	$82	$2,109,110	$(9,076,084)	$(333,309)	$(185)	$(6,844,738)
Net income (loss)				16,236			(479,089)			(462,853)
Shares issued through stock purchase agreement			706,215		1	4,999				5,000
Issuance (forfeiture) of restricted stock			(16,664)	792		478			(2,386)	(1,116)
Amortization of share-based compensation				12,046		22,200				34,246
Other				(2,659)		(5,916)				(8,575)
Other comprehensive income				8,857				64,493		73,350

Balances at December 31, 2010	58,967,502	555,556	24,118,358	$490,920	$83	$2,130,871	$(9,555,173)	$(268,816)	$(2,571)	$(7,204,686)
Net income (loss)				34,065			(302,094)			(268,029)
Issuance (forfeiture) of restricted stock			(12,219)	735					(305)	430
Amortization of share-based compensation				10,705		9,962				20,667
Purchases of additional noncontrolling interest				(14,428)		(5,492)		(594)		(20,514)
Other				(4,527)		(2,973)				(7,500)
Other comprehensive income				4,324				3,367		7,691

Balances at December 31, 2011	58,967,502	555,556	24,106,139	$521,794	$83	$2,132,368	$(9,857,267)	$(266,043)	$(2,876)	$(7,471,941)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(268,029)	$(462,853)	$(4,049,036)

Reconciling Items:
Impairment charges	7,614	15,364	4,118,924
Depreciation and amortization	763,306	732,869	765,474
Deferred taxes	(143,944)	(211,180)	(417,191)
Provision for doubtful accounts	13,723	23,118	52,498
Amortization of deferred financing charges and note discounts, net	188,034	214,950	229,464
Share-based compensation	20,667	34,246	39,786
(Gain) loss on disposal of operating and fixed assets	(12,682)	16,710	50,837
Loss on marketable securities	4,827	6,490	13,371
Equity in (earnings) loss of nonconsolidated affiliates	(26,958)	(5,702)	20,689
(Gain) loss on extinguishment of debt	1,447	(60,289)	(713,034)
Other reconciling items, net	16,120	26,090	46,166
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(7,835)	(119,860)	99,225
Decrease in Federal income taxes receivable	—	132,309	75,939
Increase (decrease) in accrued expenses	(127,242)	117,432	(51,970)
Increase (decrease) in accounts payable and other liabilities	(15,131)	(6,924)	24,036
Increase (decrease) in accrued interest	39,170	87,053	33,047
Increase (decrease) in deferred income	(10,776)	796	2,168
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(68,353)	41,754	(159,218)

Net cash provided by operating activities	373,958	582,373	181,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	6,894	1,200	41,627
Purchases of businesses	(46,356)	—	—
Purchases of property, plant and equipment	(362,281)	(241,464)	(223,792)
Proceeds from disposal of assets	54,270	28,637	48,818
Purchases of other operating assets	(20,995)	(16,110)	(8,300)
Change in other - net	382	(12,460)	(102)

Net cash used for investing activities	(368,086)	(240,197)	(141,749)

CASH FLOWS FROM FINANCING ACTIVITIES:

Draws on credit facilities	55,000	198,670	1,708,625
Payments on credit facilities	(960,332)	(152,595)	(202,241)
Proceeds from long-term debt	1,731,266	145,639	500,000
Proceeds from issuance of subsidiary senior notes	—	—	2,500,000
Payments on long-term debt	(1,398,299)	(369,372)	(2,472,419)
Repurchases of long-term debt	(55,250)	(125,000)	(343,466)
Deferred financing charges	(46,659)	—	(60,330)
Change in other - net	(23,842)	(2,586)	(25,447)

Net cash provided by (used for) financing activities	(698,116)	(305,244)	1,604,722

Net increase (decrease) in cash and cash equivalents	(692,244)	36,932	1,644,148

Cash and cash equivalents at beginning of period	1,920,926	1,883,994	239,846

Cash and cash equivalents at end of period	$1,228,682	$1,920,926	$1,883,994

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$1,260,767	$1,235,755	$1,240,322
Income taxes	81,162	—	—

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

The Company’s reportable operating segments are Media and Entertainment (“CCME”, formerly known as the Radio segment), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”). The CCME segment provides media and entertainment services via broadcast and digital delivery. The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are the Company’s media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to its other businesses.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for using the equity method of accounting. All significant intercompany accounts have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the 2011 presentation.

The Company owns certain radio stations which, under current Federal Communications Commission (“FCC”) rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel. The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee. The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

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

Land Leases and Other Structure Licenses

Most of the Company’s outdoor advertising structures are located on leased land. Americas outdoor land leases are typically paid in advance for periods ranging from one to 12 months. International outdoor land leases are paid both in advance and in arrears, for periods ranging from one to 12 months. Most International street furniture display faces are operated through contracts with municipalities for up to 20 years. The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

Intangible Assets and Goodwill

Definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are recorded at cost.

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

The Company impaired certain definite-lived intangible assets primarily related to a talent contract in its CCME segment by $3.9 million during 2010. The Company impaired definite-lived intangible assets related to certain street furniture and billboard contract intangible assets in its Americas outdoor and International outdoor segments by $55.3 million during 2009.

The Company’s indefinite-lived intangible assets include FCC broadcast licenses in its CCME segment and billboard permits in its Americas outdoor advertising segment. The Company’s indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

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

The Company performed its annual impairment test on its indefinite-lived intangible assets as of October 1, 2011, which resulted in a non-cash impairment charge of $6.5 million related to permits in one specific market. The Company performed impairment tests during 2010 and 2009, which resulted in non-cash impairment charges of $5.3 million and $935.6 million, respectively, related to its indefinite-lived FCC licenses and permits. See Note 2 for further discussion.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill. Beginning with its annual impairment testing in the fourth quarter of 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill. The Company has identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test. The Company also determined that within its Americas outdoor segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International outdoor segment constitutes a separate reporting unit.

If, after the qualitative approach, further testing is required, the Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company recognized a non-cash impairment charge of $1.1 million to reduce goodwill in one country within its International outdoor segments for 2011, which is further discussed in Note 2.

The Company performed its annual goodwill impairment test during 2010, and recognized a non-cash impairment charge of $2.1 million related to a specific reporting unit in its International outdoor segment. See Note 2 for further discussion. The Company performed its impairment tests during 2009 and recognized non-cash impairment charges of $3.1 billion. See Note 2 for further discussion.

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

For 2010 and 2009, the Company recorded non-cash impairment charges of $8.3 million and $22.9 million, respectively, related to certain equity investments in its International outdoor segment.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company periodically assesses the value of its available-for-sale securities. Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2011, 2010 and September 30, 2009 and recorded non-cash impairment charges of $4.8 million, $6.5 million and $11.3 million, respectively, during each of these years. Such charges are recorded on the statement of operations in “Loss on marketable securities”.

Derivative Instruments and Hedging Activities

The provisions of ASC 815-10 require the Company to recognize its interest rate swap agreement as either an asset or liability in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swap is designated and qualifies as a hedging instrument, and is characterized as a cash flow hedge. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2011 and 2010.

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

Revenue Recognition

CCME revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising contracts typically cover periods of a few weeks up to one year and are generally billed monthly. Revenue for outdoor advertising is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting and outdoor operations. Payments received in advance of being earned are recorded as deferred income.

Barter transactions represent the exchange of advertising spots or display space for merchandise or services. These transactions are recorded at the estimated fair market value of the advertising spots or display space or the fair value of the merchandise or services received, whichever is most readily determinable. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed. Expenses are recorded ratably over a period that estimates when the merchandise or service received is utilized, or when the event occurs. Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Barter and trade revenues and expenses from continuing operations were as follows:

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	$000.000	$000.000	$000.000
(In millions)	Years Ended December 31,
	2011	2010	2009
Barter and trade revenues	$61.2	$67.0	$71.9
Barter and trade expenses	63.4	66.4	86.7

Barter and trade expenses for 2009 include $14.9 million of trade receivables written off as it was determined they no longer had value to the Company.

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses were $92.2 million, $82.0 million and $67.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted the provisions of this ASU as of October 1, 2011 with no material impact to its financial position or results of operations. Please refer to Note 2 for additional discussion.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement in response to requests from some investors for greater clarity about the impact of reclassification adjustments on net income. The guidance in ASU 2011-05 called for reclassification adjustments from other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. All other requirements in ASU 2011-05 are not affected by this Update. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-12 to have a material effect on its financial position or results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

On April 29, 2011, a wholly owned subsidiary of the Company purchased the traffic business of Westwood One, Inc. for $24.3 million. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to Westwood One, Inc. in the amount of $95.0 million. The acquisition resulted in an increase of $17.2 million to property, plant and equipment, $35.0 million to intangible assets and $70.6 million to goodwill.

During 2011, a subsidiary of the Company acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2011 and 2010, respectively:

	$0,000,000,00	$0,000,000,00
(In thousands)	December 31,	December 31,
	2011	2010
Land, buildings and improvements	$657,346	$652,575
Structures	2,783,434	2,623,561
Towers, transmitters and studio equipment	400,832	397,434
Furniture and other equipment	365,137	282,385
Construction in progress	68,658	65,173

	4,275,407	4,021,128
Less: accumulated depreciation	1,212,080	875,574

Property, plant and equipment, net	$3,063,327	$3,145,554

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Definite-lived Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2011 and 2010, respectively:

	$0,000,000,00	$0,000,000,00	$0,000,000,00	$0,000,000,00
(In thousands)	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other outdoor contractual rights	$773,238	$329,563	$789,867	$256,685
Customer / advertiser relationships	1,210,269	409,794	1,210,205	289,824
Talent contracts	347,489	139,154	317,352	99,050
Representation contracts	237,451	137,058	231,623	101,650
Other	560,978	96,096	551,197	64,886

Total	$3,129,425	$1,111,665	$3,100,244	$812,095

Total amortization expense related to definite-lived intangible assets was $328.3 million, $332.3 million, and $341.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

$000000000
(In thousands)
2012	$302,374
2013	282,921
2014	259,860
2015	232,293
2016	217,248

Indefinite-lived Intangible Assets and Goodwill

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

The Company’s billboard permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International outdoor segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International outdoor segment.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial, a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The application of the direct valuation method attempts to isolate the income that is properly attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasts revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the licenses in each market.

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

The aggregate fair value of the Company’s FCC licenses on October 1, 2011 and 2010 increased approximately 10% and 14% from the fair value at October 1, 2010 and 2009, respectively. The increase in fair value for both years resulted primarily from improvements to general market conditions leading to increased advertising spending, which results in higher revenues for the industry. The aggregate fair value of the Company’s permits on October 1, 2011 and 2010 increased approximately 12% and 58% from the fair value at October 1, 2010 and 2009, respectively. The increase in fair value resulted primarily from improvements to general market conditions leading to increased advertising spending and results in higher revenues for the industry.

During 2011, the Company recognized a $6.5 million impairment charge related to billboard permits in one market due to significant declines in permit value resulting from flat revenues, a slight decline in margin and increased capital expenditures within the market. During 2010, although the aggregate fair values of FCC licenses and billboard permits increased, certain markets experienced continuing declines. As a result, impairment charges were recorded in 2010 for FCC licenses and billboard permits of $0.5 million and $4.8 million, respectively.

Interim Impairment to FCC Licenses

The Company performed an interim impairment test on its FCC licenses as of June 30, 2009 as a result of the poor economic environment during the period. In determining the fair value of the Company’s FCC licenses, the following key assumptions were used:

▪	Industry revenue forecast by BIA Financial Network, Inc. (“BIA”) of 1.8% were used during the three year build-up period;
▪	Operating margin of 12.5% in the first year gradually climbs to the industry average margin in year three of 29%;
▪	2% revenue growth was assumed beyond the discrete build-up projection; and
▪	Assumed discount rates of 10% for the 13 largest markets and 10.5% for all other markets.

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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interim Impairment to Billboard Permits

The Company performed an interim impairment test on its billboard permits as June 30, 2009 as a result of the poor economic environment during the period. In determining the fair value of the Company’s billboard permits, the following key assumptions were used:

▪	Industry revenue growth of negative 16% during the one year build-up period;
▪	Cost structure reached a normalized level over a three year period and the operating margins gradually grew over that period to the industry average margins of 45%. The margin in year three was the lower of the industry average margin or the actual margin for the market;
▪	Industry average revenue growth of 3% beyond the discrete build-up projection; and
▪	A discount rate of 10%.

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

Beginning with its annual impairment testing in the fourth quarter of 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill. Based on a qualitative assessment, the Company concluded that no further testing of goodwill for impairment was required for its CCME reporting unit and for all of the reporting units within its Americas outdoor segment, with the exception of one country, for which further testing was required. Further testing was also required for three of the countries within its International outdoor segment.

If further testing of goodwill for impairment is required after assessing qualitative factors, the Company follows the two-step impairment testing approach in accordance with ASC 350-20-35. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

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

For the year ended December 31, 2011, the Company recognized a non-cash impairment charge to goodwill of $1.1 million due to a decline in the fair value of one country within the Company’s International outdoor segment.

The fair value of the Company’s reporting units on October 1, 2010 increased from the fair value at October 1, 2009. The increase in the fair value of the Company’s CCME reporting unit was primarily the result of a 50 basis point decline in the discount rate and a $210.0 million increase related to industry projections. The increase in the fair value of the Company’s Americas outdoor reporting unit was primarily the result of a $638.6 million increase related to forecast revenues and operating margins. As a result of increase in fair value across the CCME and Americas outdoor reporting units, no goodwill impairments were recognized in these segments. Within the Company’s International outdoor segment, one country experienced a decline in fair value which resulted in a $2.1 million non-cash impairment to goodwill recorded for the year ended December 31, 2010.

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

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2009	$3,146,869	$585,249	$276,343	$116,544	$4,125,005
Impairment	—	—	(2,142)	—	(2,142)
Acquisitions	—	—	—	342	342
Dispositions	(5,325)	—	—	—	(5,325)
Foreign currency	—	285	3,299	—	3,584
Other	(1,346)	—	(792)	—	(2,138)

Balance as of December 31, 2010	$3,140,198	$585,534	$276,708	$116,886	$4,119,326
Impairment	—	—	(1,146)	—	(1,146)
Acquisitions	82,844	—	2,995	212	86,051
Dispositions	(10,542)	—	—	—	(10,542)
Foreign currency	—	(670)	(6,228)	—	(6,898)
Other	(73)	—	—	—	(73)

Balance as of December 31, 2011	$3,212,427	$584,864	$272,329	$117,098	$4,186,718

The balance at December 31, 2009 is net of cumulative impairments of $3.5 billion, $2.7 billion, $247.2 million and $212.0 million in the Company’s CCME, Americas outdoor, International outdoor and Other segments, respectively.

Interim Impairment Test to Goodwill

The discounted cash flow model indicated that the Company failed the first step of the impairment test for certain of its reporting units as of June 30, 2009, which required it to compare the implied fair value of each reporting unit’s goodwill with its carrying value.

As of June 30, 2009, the Company calculated the weighted average cost of capital (“WACC”) of 11%, 12.5% and 13.5% for each of the reporting units in the CCME, Americas outdoor and International outdoor segments, respectively. The Company also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach can be estimated through the quoted market price method, the market comparable method, and the market transaction method. The three variations of the market approach indicated that the fair value determined by the Company’s discounted cash flow model was within a reasonable range of outcomes.

The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its reporting units. The revenue forecasts for 2009 declined 8%, 7% and 9% for CCME, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $3.1 billion at June 30, 2009.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.

Summarized Financial Information

The following table summarizes the Company’s investments in nonconsolidated affiliates:

	$000,00000	$000,00000	$000,00000
(In thousands)	ARN	All Others	Total
Balance at December 31, 2009	$320,778	$24,571	$345,349
Reclass to cost method investments and other	—	1,574	1,574
Dispositions of investments, net	—	(987)	(987)
Cash advances	—	2,556	2,556
Equity in net earnings (loss)	15,685	(9,983)	5,702
Foreign currency transaction adjustment	(6,881)	—	(6,881)
Foreign currency translation adjustment	21,589	(434)	21,155
Distributions received	(8,386)	(2,331)	(10,717)

Balance at December 31, 2010	$342,785	$14,966	$357,751
Cash advances (repayments)	—	(929)	(929)
Dispositions of investments, net	—	(6,316)	(6,316)
Equity in earnings	20,958	6,000	26,958
Foreign currency transaction adjustment	(153)	—	(153)
Foreign currency translation adjustment	(1,125)	290	(835)
Distributions received	(15,088)	(1,701)	(16,789)
Other	—	—	—

Balance at December 31, 2011	$347,377	$12,310	$359,687

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates”.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2011	2010
Beginning balance	$52,099	$51,301
Adjustment due to change in estimate of related costs	(3,174)	(1,839)
Accretion of liability	5,001	5,202
Liabilities settled	(2,631)	(2,565)

Ending balance	$51,295	$52,099

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	$00,000,000,00	$00,000,000,00
(In thousands)	As of December 31,
	2011	2010
Senior Secured Credit Facilities:
Term Loan A Facility Due 2014 (1)	$1,087,090	$1,127,657
Term Loan B Facility Due 2016	8,735,912	9,061,911
Term Loan C - Asset Sale Facility Due 2016 (1)	670,845	695,879
Revolving Credit Facility Due 2014	1,325,550	1,842,500
Delayed Draw Term Loan Facilities Due 2016	976,776	1,013,227
Receivables Based Facility Due 2014	—	384,232
Priority Guarantee Notes Due 2021	1,750,000	—
Other Secured Subsidiary Debt	30,976	4,692

Total Consolidated Secured Debt	14,577,149	14,130,098

Senior Cash Pay Notes Due 2016	796,250	796,250
Senior Toggle Notes Due 2016	829,831	829,831
Clear Channel Senior Notes:
6.25% Senior Notes Due 2011	—	692,737
4.4% Senior Notes Due 2011	—	140,241
5.0% Senior Notes Due 2012	249,851	249,851
5.75% Senior Notes Due 2013	312,109	312,109
5.5% Senior Notes Due 2014	461,455	541,455
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Subsidiary Senior Notes:
9.25% Series A Senior Notes Due 2017	500,000	500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Other Clear Channel Subsidiary Debt	19,860	63,115
Purchase accounting adjustments and original issue discount	(514,336)	(623,335)

	20,207,169	20,607,352
Less: current portion of long-term debt	268,638	867,735

Total long-term debt	$19,938,531	$19,739,617

(1)	These facilities are subject to an amortization schedule with the final payment on the Term Loan A and Term Loan C due 2014 and 2016, respectively.

The Company’s weighted average interest rate at December 31, 2011 was 6.2%. The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $16.2 billion and $18.7 billion at December 31, 2011 and 2010, respectively.

The Company and its subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and outstanding equity securities of Clear Channel Outdoor Holdings, Inc. (“CCOH”), and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or the Company’s outstanding equity securities or outstanding equity securities of CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. The Company or its subsidiaries may also sell certain assets or properties and use the proceeds to reduce its indebtedness. These purchases or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obligations or changes in the Company’s leverage or other financial ratios, which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in Clear Channel’s debt agreements. These transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2011, Clear Channel had a total of $12,796 million outstanding under its senior secured credit facilities, consisting of:

•	a $1,087 million term loan A facility which matures in July 2014;
•	an $8,736 million term loan B facility which matures in July 2016;
•	a $670.8 million term loan C—asset sale facility, subject to reduction as described below, which matures in January 2016;
•	two delayed draw term loan facilities, of which $568.6 million and $408.2 million was drawn as of December 31, 2011, respectively, and which mature in January 2016; and
•

a $1,928 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility, of which $1,326 million was drawn as of December 31, 2011, which matures in July 2014.

Clear Channel may raise incremental term loans or incremental commitments under the revolving credit facility of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans or revolving credit commitments is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

Clear Channel is the primary borrower under the senior secured credit facilities, except that certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities. Clear Channel also has the ability to designate one or more of its foreign restricted subsidiaries in certain jurisdictions as borrowers under the revolving credit facility, subject to certain conditions and sublimits and have so designated certain subsidiaries in the Netherlands and the United Kingdom.

Interest Rate and Fees

Borrowings under Clear Channel’s senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Amortization of Term Loans

Clear Channel is required to repay the loans under the term loan facilities, after giving effect to (1) the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes discussed elsewhere in this Note 5 and, (2) the February 2011 prepayment of $500.0 million of revolving credit facility and term loans with the proceeds of the February 2011 Offering discussed elsewhere in this Note 5, as follows:

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

Collateral and Guarantees

The senior secured credit facilities are guaranteed by Clear Channel and each of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Certain Covenants and Events of Default

The senior secured credit facilities contain a financial covenant that requires Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to consolidated EBITDA ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time. Clear Channel’s senior secured debt consists of the senior secured facilities, the receivables based credit facility, the priority guarantee notes and certain other secured subsidiary debt. Clear Channel was in compliance with this covenant as of December 31, 2011.

In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things:

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

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of Clear Channel’s subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

Receivables Based Credit Facility

As of December 31, 2011, Clear Channel had no borrowings outstanding under Clear Channel’s receivables based credit facility. On June 8, 2011, Clear Channel made a voluntary paydown of all amounts outstanding under this facility using cash on hand. Clear Channel’s voluntary paydown did not reduce its commitments under this facility and Clear Channel may reborrow under this facility at any time.

The receivables based credit facility provides revolving credit of $625.0 million, subject to a borrowing base. The borrowing base at any time equals 85% of Clear Channel’s and certain of Clear Channel’s subsidiaries’ eligible accounts receivable. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility. The maturity of the receivables based credit facility is July 2014.

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

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

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

Clear Channel may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments Clear Channel makes will not reduce its commitments under this facility.

Collateral and Guarantees

The receivables based credit facility is guaranteed by, subject to certain exceptions, the guarantors of the senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of Clear Channel’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof, that is senior to the security interest of the senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing the Clear Channel senior notes, and certain exceptions.

The receivables based credit facility includes negative covenants, representations, warranties, events of default, and termination provisions substantially similar to those governing the senior secured credit facilities.

Priority Guarantee Notes

As of December 31, 2011, Clear Channel had outstanding $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021.

The Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2011. The Priority Guarantee Notes are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Clear Channel may redeem the Priority Guarantee Notes at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 1, 2014, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit Clear Channel Capital I, LLC’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes. The indenture also provides for customary events of default.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2011, Clear Channel had outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $829.8 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by Clear Channel Capital I, LLC and each of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions. The senior toggle notes mature on August 1, 2016 and may require a special redemption of up to $30.0 million on August 1, 2015. Clear Channel may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time prior to August 1, 2012, at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an “applicable premium,” as described in the indenture governing such notes. Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time on or after August 1, 2012 at the redemption prices set forth in the indenture governing such notes. If Clear Channel undergoes a change of control, sells certain its assets, or issues certain debt, it may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of Clear Channel’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility and the priority guarantee notes guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility and the priority guarantee notes to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to the Clear Channel senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to Clear Channel’s existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. Assuming the cash interest election remains in effect for the remaining term of the notes, Clear Channel will be contractually obligated to make a payment to bondholders of $57.4 million on August 1, 2013.

Clear Channel Senior Notes

As of December 31, 2011, Clear Channel’s senior notes (the “senior notes”) represented approximately $2.0 billion of aggregate principal amount of indebtedness outstanding.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The senior notes were the obligations of Clear Channel prior to the merger. The senior notes are senior, unsecured obligations that are effectively subordinated to Clear Channel’s secured indebtedness to the extent of the value of Clear Channel’s assets securing such indebtedness and are not guaranteed by any of Clear Channel’s subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of Clear Channel’s subsidiaries. The senior notes rank equally in right of payment with all of Clear Channel’s existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness. The senior notes are not guaranteed by Clear Channel’s subsidiaries.

Subsidiary Senior Notes

As of December 31, 2011, the Company had outstanding $2.5 billion aggregate principal amount of subsidiary senior notes, which consisted of $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes” and, collectively with the Series A Notes, the “subsidiary senior notes”). The subsidiary senior notes were issued by Clear Channel Worldwide Holdings, Inc. (“CCWH”) and are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The subsidiary senior notes bear interest on a daily basis and contain customary provisions, including covenants requiring CCWH to maintain certain levels of credit availability and limitations on incurring additional debt.

The subsidiary senior notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the subsidiary senior notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.

The indentures governing the subsidiary senior notes require CCWH to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel, for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

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

The indenture governing the Series A Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;
•	create liens on its restricted subsidiaries’ assets to secure such debt;
•	create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;
•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH); and
•

purchase or otherwise effectively cancel or retire any of the Series A Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250.

In addition, the indenture governing the Series A Notes provides that if CCWH (i) makes an optional redemption of the Series B Notes or purchases or makes an offer to purchase the Series B Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A Notes or (ii) makes an asset sale offer under the indenture governing the Series B Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A Notes.

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

The Series A Notes indenture and Series B Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit CCOH’s ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow CCOH to incur additional indebtedness and pay dividends, including a $500.0 million exception for the payment of dividends. CCOH was in compliance with these covenants as of December 31, 2011.

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

Refinancing Transactions

During the first quarter of 2011, Clear Channel amended its senior secured credit facilities and its receivables based credit facility and issued $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Initial Notes”). The Company capitalized $39.5 million in fees and expenses associated with the offering of the Initial Notes and is amortizing them through interest expense over the life of the Initial Notes.

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

Clear Channel obtained, concurrent with the offering of the Initial Notes, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

In June 2011, Clear Channel issued an additional $750.0 million in aggregate principal amount of its 9.0% Priority Guarantee Notes due 2021 (the “Additional Notes”) at an issue price of 93.845% of the principal amount of the Additional Notes. Interest on the Additional Notes accrued from February 23, 2011, and accrued interest was paid by the purchaser at the time of delivery of the Additional Notes on June 14, 2011. The Initial Notes and the Additional Notes have identical terms and are treated as a single class. Of the $703.8 million of proceeds from the issuance of the Additional Notes ($750.0 million aggregate principal amount net of $46.2 million of discount), Clear Channel used $500 million for general corporate purposes (to replenish cash on hand that Clear Channel previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and intends to use the remaining $203.8 million to repay at maturity a portion of Clear Channel’s 5% senior notes which mature in March 2012.

The Company capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Notes and is amortizing them through interest expense over the life of the Additional Notes.

Debt Repurchases, Maturities and Other

Between 2009 and 2011, CC Investments, Inc. (“CC Investments”), CC Finco, LLC and Clear Channel Acquisition, LLC (previously known as CC Finco II, LLC), indirect wholly-owned subsidiaries of the Company, repurchased certain of Clear Channel’s outstanding senior notes, senior cash pay notes and senior toggle notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below. Notes repurchased and held by CC Investments, CC Finco, LLC and Clear Channel Acquisition, LLC are eliminated in consolidation.

(In thousands)	Years Ended December 31,
	2011	2010	2009

CC Investments
Principal amount of debt repurchased	$—	$185,185	$—
Deferred loan costs and other	—	104	—
Gain recorded in “Other income (expense) – net” (2)	—	(60,289)	—

Cash paid for repurchases of long-term debt	$—	$125,000	$—

CC Finco, LLC

Principal amount of debt repurchased	$80,000	$—	$801,302
Purchase accounting adjustments (1)	(20,476)	—	(146,314)
Deferred loan costs and other	—	—	(1,468)
Gain recorded in “Other income (expense) – net” (2)	(4,274)	—	(368,591)

Cash paid for repurchases of long-term debt	$55,250	$—	$284,929

Clear Channel Acquisition, LLC
Principal amount of debt repurchased (3)	$—	$—	$433,125
Deferred loan costs and other	—	—	(813)
Gain recorded in “Other income (expense) – net” (2)	—	—	(373,775)

Cash paid for repurchases of long-term debt	$—	$—	$58,537

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.
(2)	CC Investments, CC Finco, LLC and Clear Channel Acquisition, LLC, repurchased certain of Clear Channel’s senior notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.
(3)	Clear Channel Acquisition, LLC immediately cancelled these notes subsequent to the purchase.

During 2011, Clear Channel repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to a subsidiary of Clear Channel), plus accrued interest, with available cash on hand.

As noted in the “Refinancing Transactions” section above, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 (net of $57.3 million principal amount held by and repaid to a subsidiary of Clear Channel) with proceeds from the February 2011 Offering.

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

Future maturities of long-term debt at December 31, 2011are as follows:

(In thousands)
2012	$275,649
2013	420,495
2014	2,809,772
2015	253,535
2016	12,236,000
Thereafter	4,726,054

Total (1)	$20,721,505

(1)	Excludes purchase accounting adjustments and original issue discount of $514.3 million, which is amortized through interest expense over the life of the underlying debt obligations.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at December 31, 2011 and 2010 are as follows:

(In thousands)		Gross Unrealized	Gross Unrealized	Fair
Investments	Cost	Losses	Gains	Value
2011
Available-for sale	$7,786	$—	$65,214	$73,000
Other cost investments	4,766	—	—	4,766

Total	$12,552	$—	$65,214	$77,766

2010
Available-for sale	$12,614	$—	$57,945	$70,559
Other cost investments	4,773	—	—	$4,773

Total	$17,387	$—	$57,945	$75,332

Other cost investments include various investments in companies for which there is no readily determinable market value.

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time throughout 2009 through 2011. As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $4.8 million, $6.5 million and $11.3 million in “Loss on marketable securities” for the years ended December 31, 2011, 2010 and 2009, respectively.

Interest Rate Swap

The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income (loss). Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings. In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings.

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

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other long-term liabilities” was $159.1 million and $213.1 million at December 31, 2011 and 2010, respectively.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2009	$149,179
Other comprehensive income	15,112

Balance at December 31, 2010	134,067
Other comprehensive income	33,775

Balance at December 31, 2011	$100,292

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, bus shelters, trains, etc. to be leases in accordance with the guidance in ASC 840-10. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis. If the rental increases are not scheduled in the lease, such as an increase based on subsequent changes in the index or rate, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.

The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 840-20-25. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

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

In addition, the Company has commitments relating to required purchases of property, plant and equipment under certain street furniture contracts. Certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures. Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2011, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $32.5 million. As the contingencies have not been met or resolved as of December 31, 2011, these amounts are not recorded.

As of December 31, 2011, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditure Commitments
2012	$383,456	$548,830	$67,879
2013	334,200	427,703	26,472
2014	294,985	375,936	12,748
2015	284,647	333,130	16,402
2016	223,105	266,582	18,456
Thereafter	1,287,880	520,361	6,921

Total	$2,808,273	$2,472,542	$148,878

Rent expense charged to operations for the years ended December 31, 2011, 2010 and 2009 was $1.16 billion, $1.10 billion and $1.13 billion, respectively.

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

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.6 million in taxes, approximately $4.3 million in penalties and approximately $18.4 million in interest (as of December 31, 2011 at an exchange rate of 0.534). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, L&C filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion on January 30, 2012. L&C filed a motion for reconsideration, and in early February 2012, the court granted that motion and issued an injunction.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.7 million in taxes, approximately $4.8 million in penalties and approximately $20.1 million in interest (as of December 31, 2011 at an exchange rate of 0.534). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing a general amnesty to sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, in late 2011, the State of São Paulo decided not to pursue the general amnesty, but it has indicated that it would be willing to consider a special amnesty for the out-of-home industry. Klimes and L&C are actively exploring this opportunity but do not know whether the State ultimately will offer a special amnesty or what the terms of any special amnesty might be. Accordingly, the businesses continue to vigorously pursue their appeals in the lower public treasury court.

At December 31, 2011, the range of reasonably possible loss is from zero to approximately $31.2 million in the L&C matter and is from zero to approximately $34.6 million in the Klimes matter. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on the Company’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

NOTE 8 – GUARANTEES

At December 31, 2011, Clear Channel guaranteed $39.5 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of December 31, 2011, no amounts were outstanding under these agreements.

As of December 31, 2011, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $48.3 million and $136.5 million, respectively, of which $67.5 million of letters of credit were cash secured. Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of December 31, 2011, Clear Channel had outstanding bank guarantees of $56.2 million. Bank guarantees in the amount of $4.3 million are backed by cash collateral.

NOTE 9 – INCOME TAXES

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2011	2010	2009
Current - Federal	$18,608	$(4,534)	$104,539
Current - foreign	(51,293)	(41,388)	(15,301)
Current - state	14,719	(5,278)	(13,109)

Total current benefit (expense)	(17,966)	(51,200)	76,129

Deferred - Federal	126,078	211,137	366,024
Deferred - foreign	13,708	(3,859)	30,399
Deferred - state	4,158	3,902	20,768

Total deferred benefit (expense)	143,944	211,180	417,191

Income tax benefit (expense)	125,978	$159,980	$493,320

Current tax expense of $18.0 million was recorded for 2011 as compared to current tax expenses of $51.2 million for 2010 primarily due to the Company’s settlement of U.S. Federal and state tax examinations during 2011. Pursuant to the settlements, the Company recorded a reduction to current income tax expense of approximately $51.1 million during 2011 to reflect the net current tax benefits of the settlements.

Deferred tax benefits of $143.9 million for 2011, primarily relate to future benefits of net operating loss carryforwards, and were lower when compared with deferred tax benefits of $211.2 million for 2010. The decrease in deferred tax benefits in 2011 is primarily due to a decrease in Federal tax losses. Additional decreases are a result of the deferred tax impacts from the Company’s settlement of U.S. Federal and state tax examinations during 2011 along with the write-off of deferred tax assets associated with the 2011 vesting of certain equity awards.

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

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011and 2010 are as follows:

(In thousands)	2011	2010
Deferred tax liabilities:
Intangibles and fixed assets	$2,381,177	$2,202,702
Long-term debt	465,201	523,846
Foreign	43,305	55,102
Investments in nonconsolidated affiliates	46,502	48,880
Other investments	7,068	7,012
Other	25,834	18,488

Total deferred tax liabilities	2,969,087	2,856,030
Deferred tax assets:
Accrued expenses	92,038	123,225
Unrealized gain in marketable securities	6,833	22,229
Net operating losses	917,078	658,352
Bad debt reserves	10,767	12,244
Deferred Income	590	700
Other	33,931	32,241

Total gross deferred tax assets	1,061,237	848,991
Less: Valuation allowance	14,177	17,434

Total deferred tax assets	1,047,060	831,557

Net deferred tax liabilities	$1,922,027	$2,024,473

Included in the Company’s net deferred tax liabilities are $ 16.6 million and $25.7 million of current net deferred tax assets for 2011 and 2010, respectively. The Company presents these assets in “Other current assets” on its consolidated balance sheets. The remaining $1.9 billion and $2.0 billion of net deferred tax liabilities for 2011 and 2010, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.

At December 31, 2011, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of $917.1 million, expiring in various amounts through 2031. The Company expects to realize the benefits of the majority of net operating losses based on its expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period and therefore the Company has not recorded a valuation allowance against those losses.

At December 31, 2011, net deferred tax liabilities include a deferred tax asset of $27.5 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.

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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit (expense) is:

	Years Ended December 31,
(In thousands)	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$137,903	35%	$217,991	35%	$1,589,825	35%
State income taxes, net of Federal tax benefit	18,877	5%	(1,376)	0%	7,660	0%
Foreign taxes	(4,683)	(1%)	(30,967)	(5%)	(92,648)	(2%)
Nondeductible items	(3,154)	(1%)	(3,165)	(0%)	(3,317)	(0%)
Changes in valuation allowance and other estimates	(15,816)	(4%)	(16,263)	(3%)	54,579	1%
Impairment charge	—	0%	—	0%	(1,050,535)	(23%)
Other, net	(7,149)	(2%)	(6,240)	(1%)	(12,244)	(0%)

Income tax benefit (expense)	$125,978	32%	$159,980	26%	$493,320	11%

A tax benefit was recorded for the year ended December 31, 2011 of 32%. The effective tax rate for 2011 was impacted by the Company’s settlement of U.S. Federal and state tax examinations during the year. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $16.3 million to reflect the net tax benefits of the settlements. This benefit was partially offset by additional tax recorded during 2011 related to the write-off of deferred tax assets associated with the vesting of certain equity awards and the inability to benefit from certain tax loss carryforwards in foreign jurisdictions. Foreign income before income taxes was approximately $94.0 million for 2011.

A tax benefit was recorded for the year ended December 31, 2010 of 26%. The effective tax rate for 2010 was impacted by the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the Company recorded a valuation allowance of $13.6 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods. Foreign income before income taxes was approximately $40.8 million for 2010.

A tax benefit was recorded for the year ended December 31, 2009 of 11%. The effective tax rate for 2009 was primarily impacted by the goodwill impairment charges which are not deductible for tax purposes (see Note 2). In addition, the Company was unable to benefit tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. These impacts were partially offset by the reversal of valuation allowances on certain net operating losses as a result of the Company’s ability to utilize those losses through either carrybacks to prior years or based on our expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2011 and 2010 was $61.0 million and $87.5 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2011 and 2010 was $236.8 million and $312.9 million, respectively, of which $212.7 million and $269.3 million is included in “Other long-term liabilities”, and $4.5 million and $35.3 million is included in “Accrued Expenses” on the Company’s consolidated balance sheets, respectively. In addition, $19.6 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2011. The total amount of unrecognized tax benefits at December 31, 2011 and 2010 that, if recognized, would impact the effective income tax rate is $146.0 million and $204.6 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2011	2010
Balance at beginning of period	$225,469	$237,517
Increases for tax position taken in the current year	5,373	5,222
Increases for tax positions taken in previous years	12,115	22,990
Decreases for tax position taken in previous years	(37,677)	(20,705)
Decreases due to settlements with tax authorities	(29,443)	(14,462)
Decreases due to lapse of statute of limitations	(55)	(5,093)

Balance at end of period	$175,782	$225,469

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company and its subsidiaries file income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. During 2011, the Company reached a settlement with the Internal Revenue Service (“IRS”) related to the examination of the tax years 2003 and 2004. As a result of the settlement the Company paid approximately $22.4 million, inclusive of interest to the IRS and reversed the excess liabilities related to the settled tax years. During 2010, the Company reached a settlement with the IRS related to the examination of the tax years 2005 and 2006. As a result of the settlement the Company paid approximately $14.3 million, inclusive of interest, to the IRS and reversed the excess liabilities related to the settled tax years. The IRS is currently auditing the Company’s 2007 and 2008 pre and post merger periods. In addition, the Company effectively settled several state and foreign tax examinations during 2010 and 2011 that resulted in a reduction to our net tax liabilities to reflect the tax benefits of the settlements. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2003.

NOTE 10 - SHAREHOLDERS’ EQUITY

The Company has issued approximately 24.1 million shares of Class A common stock, approximately 0.6 million shares of Class B common stock and approximately 59.0 million shares of Class C common stock. Every holder of shares of Class A common stock is entitled to one vote for each share of Class A common stock. Every holder of shares of Class B common stock is entitled to a number of votes per share equal to the number obtained by dividing (a) the sum of the total number of shares of Class B common stock outstanding as of the record date for such vote and the number of shares of Class C common stock outstanding as of the record date for such vote by (b) the number of shares of Class B common stock outstanding as of the record date for such vote. Except as otherwise required by law, the holders of outstanding shares of Class C common stock are not entitled to any votes upon any matters presented to our stockholders.

Except with respect to voting as described above, and as otherwise required by law, all shares of Class A common stock, Class B common stock and Class C common stock have the same powers, privileges, preferences and relative participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, and are identical to each other in all respects.

Dividends

Clear Channel did not declare dividends in 2011, 2010 or 2009. The Company has never paid cash dividends on its Class A common stock, and currently does not intend to pay cash dividends on its Class A common stock in the future. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.

Share-Based Compensation

Stock Options

The Company has granted options to purchase its shares of Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with the Company or one of its affiliates. Approximately one-third of the options granted vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over a period of up to five years if certain predetermined performance targets are met. The equity incentive plan contains antidilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10. The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model. Expected volatilities were based on historical volatility on peer companies’ stock, including the Company, over the expected life of the options. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The Company used historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of these options:

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2011	2010	2009
Expected volatility	67%	58%	58%
Expected life in years	6.3 – 6.5	5.0 – 7.0	5.5 – 7.5
Risk-free interest rate	1.22% – 2.37%	2.03% – 2.74%	2.30% – 3.26%
Dividend yield	0%	0%	0%

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2011(“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	6,320	$32.93
Granted (1)	2,948	17.32
Exercised	—
Forfeited	(3,824)	34.33
Expired	(402)	36.00

Outstanding, December 31, 2011 (2)	5,042	22.49	8.2 years	$ —

Exercisable	994	25.04	6.3 years	—
Expected to Vest	2,050	25.05	8.8 years	—

(1)	The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $2.69, $4.79, and $0.12 per share, respectively.
(2)	Non-cash compensation expense has not been recorded with respect to 2.0 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of the Company’s unvested options and changes during the year ended December 31, 2011is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2011	5,234	$ 18.32
Granted	2,948	2.69
Vested (1)	(310)	12.11
Forfeited	(3,824)	18.65

Unvested, December 31, 2011	4,048	7.10

(1)	The total fair value of the options vested during the years ended December 31, 2011, 2010 and 2009 was $3.8 million, $4.5 million and $4.4 million, respectively.

Restricted Stock Awards

The Company has granted restricted stock awards to its employees and affiliates under its equity incentive plan. These common shares are restricted in transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee terminated his or her employment or relationship with the Company prior to the lapse of the restriction. Recipients of the restricted stock awards were entitled to all cash dividends as of the date the award was granted.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2011 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)
	Awards	Price
Outstanding January 1, 2011	895	$36.00
Granted	—
Vested (restriction lapsed)	(438)	36.00
Forfeited	(12)	36.00

Outstanding, December 31, 2011	445	36.00

CCOH Share-Based Awards

CCOH Stock Options

The Company’s subsidiary, CCOH, has granted options to purchase shares of its Class A common stock to employees and directors of CCOH and its affiliates under its equity incentive plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCOH or one of its affiliates. These options vest solely on continued service over a period of up to five years. The equity incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCOH’s common stock represented by each option for any change in capitalization.

The fair value of each option awarded on CCOH common stock is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of CCOH’s stock over the expected life of the options. The expected life of options granted represents the period of time that options granted are expected to be outstanding. CCOH uses historical data to estimate option exercises and employee terminations within the valuation model. CCOH includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of CCOH’s options on the date of grant:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	57%	58%	58%
Expected life in years	6.3	5.5 – 7.0	5.5 – 7.0
Risk-free interest rate	1.26% – 2.75%	1.38% – 3.31%	2.31% – 3.25%
Dividend yield	0%	0%	0%

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2011(“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	9,041	$15.55
Granted (1)	1,908	14.69
Exercised (2)	(220)	6.39
Forfeited	(834)	11.71
Expired	(904)	24.08

Outstanding, December 31, 2011	8,991	15.10	6.0 years	$14,615

Exercisable	4,998	17.64	4.3 years	5,725
Expected to Vest	3,638	11.88	8.2 years	8,320

(1)	The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2011, 2010 and 2009 was $8.30, $5.65 and $3.38 per share, respectively.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Cash received from option exercises during the years ended December 31, 2011 and 2010 was $1.4 million and $0.9 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2011 and 2010 was $1.5 million and $1.1 million, respectively. No options were exercised during the year ended December 31, 2009.

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2011 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2011	4,389	$5.31
Granted	1,908	8.30
Vested (1)	(1,470)	5.59
Forfeited	(834)	6.15

Unvested, December 31, 2011	3,993	6.41

(1)	The total fair value of CCOH options vested during the years ended December 31, 2011, 2010 and 2009 was $8.2 million, $15.9 million and $9.9 million, respectively.

Restricted Stock Awards

CCOH has also granted both restricted stock and restricted stock unit awards to its employees and affiliates under its equity incentive plan. The restricted stock awards represent shares of Class A common stock that hold a legend which restricts their transferability for a term of up to five years. The restricted stock units represent the right to receive shares upon vesting, which is generally over a period of up to five years. Both restricted stock awards and restricted stock units are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCOH prior to the lapse of the restriction.

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2011 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)
	Awards	Price
Outstanding, January 1, 2011	180	$15.36
Granted	—
Vested (restriction lapsed)	(88)	19.44
Forfeited	(9)	29.03

Outstanding, December 31, 2011	83	8.69

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the years ended December 31, 2011, 2010 and 2009:

(In thousands)	Years Ended December 31,
	2011	2010	2009
Direct operating expenses	$10,013	$11,996	$11,361
Selling, general &administrative expenses	5,359	7,109	7,304
Corporate expenses	5,295	15,141	21,121

Total share based compensation expense	$20,667	$34,246	$39,786

The tax benefit related to the share-based compensation expense for the years ended December 31, 2011, 2010, and 2009 was $7.9 million, $13.0 million, and $15.1 million, respectively.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2011, there was $42.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over two years. In addition, as of December 31, 2011, there was $15.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Included in corporate share-based compensation for the year ended December 31, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options. Additionally, the Company completed a voluntary stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance conditions. The Company accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

During the year ended December 31, 2010, the Company recorded additional share-based compensation expense of $6.0 million in “Corporate expenses” related to shares tendered by Mark P. Mays to the Company on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

Reconciliation of Loss per Share

(In thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
NUMERATOR:
Net loss attributable to the Company – common shares	$(302,094)	$(479,089)	$(4,034,086)
Less: Participating securities dividends	2,972	5,916	6,799
Less: Income (loss) attributable to the Company – unvested shares	—	—	—

Net loss attributable to the Company per common share – basic and diluted	$(305,066)	$(485,005)	$(4,040,885)

DENOMINATOR:
Weighted average common shares outstanding - basic	82,487	81,653	81,296
Effect of dilutive securities:
Stock options and common stock warrants (1)	—	—	—

Weighted average common shares outstanding - diluted	82,487	81,653	81,296

Net loss attributable to the Company per common share:
Basic	$(3.70)	$(5.94)	$(49.71)
Diluted	$(3.70)	$(5.94)	$(49.71)

(1)	5.5 million, 7.2 million and 7.6 million stock options and restricted shares were outstanding at December 31, 2011, 2010, and 2009, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

NOTE 11 – EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and the Company will match a portion of such an employee’s contribution. Employees vest in these Company matching contributions based upon their years of service to the Company. Contributions of $27.8 million, $29.8 million and $23.0 million to these plans for the years ended December 31, 2011, 2010 and 2009, respectively, were expensed. The Company suspended the matching contribution as of April 30, 2009 and reinstated the matching contribution effective April 1, 2010 retroactive to January 1, 2010.

The Company offers a non-qualified deferred compensation plan for its highly compensated executives, under which such executives are able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company accounts for the plan in accordance with the provisions of ASC 710-10. Matching credits on amounts deferred may be made in the Company’s sole discretion and the Company retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any Company matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan. In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset and liability under the deferred compensation plan at December 31, 2011 was approximately $10.5 million recorded in “Other assets” and $10.5 million recorded in “Other long-term liabilities”, respectively. The asset and liability under the deferred compensation plan at December 31, 2010 was approximately $11.3 million recorded in “Other assets” and $11.3 million recorded in “Other long-term liabilities”, respectively.

NOTE 12 – OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2011, 2010 and 2009, respectively:

(In thousands)	Years Ended December 31,
	2011	2010	2009
Foreign exchange gain (loss)	$(234)	$(12,783)	$(15,298)
Gain (loss) on debt extinguishment	(1,447)	60,289	713,034
Other	(2,935)	(1,051)	(18,020)

Total other income (expense) – net	$(4,616)	$46,455	$679,716

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009, respectively:

(In thousands)	Years Ended December 31,
	2011	2010	2009
Foreign currency translation adjustments	$(449)	$5,916	$16,569
Unrealized holding gain on marketable securities	2,667	14,475	6,743
Unrealized holding gain (loss) on cash flow derivatives	20,157	9,067	(44,350)

Total income tax benefit (expense)	$22,375	$29,458	$(21,038)

The following table discloses the components of “Other current assets” as of December 31, 2011 and 2010, respectively:

(In thousands)	As of December 31,
	2011	2010
Inventory	$21,157	$22,517
Deferred tax asset	16,573	25,724
Deposits	15,167	30,966
Deferred loan costs	53,672	50,133
Other	84,043	54,913

Total other current assets	$190,612	$184,253

The following table discloses the components of “Other assets” as of December 31, 2011 and 2010, respectively:

(In thousands)	As of December 31,
	2011	2010
Investments in, and advances to, nonconsolidated affiliates	$359,687	$357,751
Other investments	77,766	75,332
Notes receivable	512	761
Prepaid expenses	600	794
Deferred loan costs	188,823	204,772
Deposits	17,790	13,804
Prepaid rent	79,244	79,683
Other	36,917	21,723
Non-qualified plan assets	10,539	11,319

Total other assets	$771,878	$765,939

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Other long-term liabilities” as of December 31, 2011 and 2010, respectively:

	$000,000,00	$000,000,00
(In thousands)	As of December 31,
	2011	2010
Unrecognized tax benefits	$212,672	$269,347
Asset retirement obligation	50,983	52,099
Non-qualified plan liabilities	10,539	11,319
Interest rate swap	159,124	213,056
Deferred income	15,246	13,408
Redeemable noncontrolling interest	57,855	57,765
Deferred rent	81,599	61,650
Employee related liabilities	40,145	34,551
Other	79,725	63,481

Total other long-term liabilities	$707,888	$776,676

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2011 and 2010, respectively:

	$000,000,00	$000,000,00
(In thousands)	As of December 31,
	2011	2010
Cumulative currency translation adjustment	$(212,761)	$(179,639)
Cumulative unrealized gain (losses) on securities	41,302	36,698
Cumulative other adjustments	5,708	8,192
Cumulative unrealized gain (losses) on cash flow derivatives	(100,292)	(134,067)

Total accumulated other comprehensive loss	$(266,043)	$(268,816)

NOTE 13 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are CCME, Americas outdoor advertising and International outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The CCME segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business. The Americas outdoor advertising segment consists of operations primarily in the United States, Canada and Latin America, with approximately 89% of its 2011 revenue in this segment derived from the United States. The international outdoor segment primarily includes operations in Europe, Asia and Australia. The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays. The Other category includes the Company’s media representation firm as well as other general support services and initiatives which are ancillary to the Company’s other businesses. Corporate includes infrastructure and support including, information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the Company’s operating segment results for the years ended December 31, 2011, 2010 and 2009.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2011
Revenue	$2,986,828	$1,336,592	$1,667,282	$234,542	$—	$(63,892)	$6,161,352
Direct operating expenses	849,265	607,210	1,031,591	27,807	—	(11,837)	2,504,036
Selling, general and administrative expenses	980,960	225,217	315,655	147,481	—	(52,055)	1,617,258
Depreciation and amortization	268,245	222,554	208,410	49,827	14,270	—	763,306
Corporate expenses	—	—	—	—	227,096	—	227,096
Impairment charges	—	—	—	—	7,614	—	7,614
Other operating income – net	—	—	—	—	12,682	—	12,682

Operating income (loss)	$888,358	$281,611	$111,626	$9,427	$(236,298)	$—	$1,054,724

Intersegment revenues	$—	$4,141	$—	$59,751	$—	$—	$63,892
Segment assets	$8,364,246	$4,036,584	$2,015,687	$809,212	$1,316,310	$—	$16,542,039
Capital expenditures	$61,434	$132,770	$159,973	$—	$9,797	$—	$363,974
Share-based compensation expense	$4,606	$7,601	$3,165	$—	$5,295	$—	$20,667

Year Ended December 31, 2010
Revenue	$2,869,224	$1,290,014	$1,507,980	$261,461	$—	$(62,994)	$5,865,685
Direct operating expenses	808,592	588,592	971,380	27,953	—	(14,870)	2,381,647
Selling, general and administrative expenses	963,853	218,776	275,880	159,827	—	(48,124)	1,570,212
Depreciation and amortization	256,673	209,127	204,461	52,965	9,643	—	732,869
Corporate expenses	—	—	—	—	284,042	—	284,042
Impairment charges	—	—	—	—	15,364	—	15,364
Other operating expense – net	—	—	—	—	(16,710)	—	(16,710)

Operating income (loss)	$840,106	$273,519	$56,259	$20,716	$(325,759)	$—	$864,841

Intersegment revenues	$—	$4,173	$—	$58,821	$—	$—	$62,994
Segment assets	$8,411,953	$4,578,130	$2,059,892	$812,189	$1,598,218	$—	$17,460,382
Capital expenditures	$35,463	$96,720	$98,553	$—	$10,728	$—	$241,464
Share-based compensation expense	$7,152	$9,207	$2,746	$—	$15,141	$—	$34,246

Year Ended December 31, 2009
Revenue	$2,705,367	$1,238,171	$1,459,853	$200,467	$—	$(51,949)	$5,551,909
Direct operating expenses	885,870	608,078	1,017,005	29,912	—	(11,411)	2,529,454
Selling, general and administrative expenses	918,397	202,196	282,208	158,139	—	(40,538)	1,520,402
Depreciation and amortization	261,246	210,280	229,367	56,379	8,202	—	765,474
Corporate expenses	—	—	—	—	253,964	—	253,964
Impairment charges	—	—	—	—	4,118,924	—	4,118,924
Other operating expense – net	—	—	—	—	(50,837)	—	(50,837)

Operating income (loss)	$639,854	$217,617	$(68,727)	$(43,963)	$(4,431,927)	$—	$(3,687,146)

Intersegment revenues	$937	$2,767	$—	$48,245	$—	$—	$51,949
Segment assets	$8,601,490	$4,722,975	$2,216,691	$771,346	$1,734,599	$—	$18,047,101
Capital expenditures	$41,880	$84,440	$91,513	$—	$5,959	$—	$223,792
Share-based compensation expense	$8,276	$7,977	$2,412	$—	$21,121	$—	$39,786

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue of $1.8 billion, $1.7 billion and $1.6 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue of $4.3 billion, $4.2 billion and $4.0 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively.

Identifiable long-lived assets of $797.7 million, $802.4 million and $863.8 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively. Identifiable long-lived assets of $2.3 billion, $2.3 billion and $2.5 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	$0,000,000,00	$0,000,000,00	$0,000,000,00	$0,000,000,00	$0,000,000,00	$0,000,000,00	$0,000,000,00	$0,000,000,00
	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$1,320,826	$1,263,778	$1,604,386	$1,490,009	$1,583,352	$1,477,347	$1,652,788	$1,634,551
Operating expenses:
Direct operating expenses	584,069	584,213	630,015	584,852	654,163	583,301	635,789	629,281
Selling, general and administrative expenses	372,710	362,430	420,436	392,701	402,160	378,794	421,952	436,287
Corporate expenses	52,347	64,496	56,486	64,109	54,247	80,518	64,016	74,919
Depreciation and amortization	183,711	181,334	189,641	184,178	197,532	184,079	192,422	183,278
Impairment charges	—	—	—	—	—	—	7,614	15,364
Other operating income (expense) – net	16,714	3,772	3,229	3,264	(6,490)	(29,559)	(771)	5,813

Operating income	144,703	75,077	311,037	267,433	268,760	221,096	330,224	301,235
Interest expense	369,666	385,795	358,950	385,579	369,233	389,197	368,397	372,770
Loss on marketable securities	—	—	—	—	—	—	(4,827)	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	2,975	1,871	5,271	3,747	5,210	2,994	13,502	(2,910)
Other income (expense) – net	(2,036)	58,035	(4,517)	(787)	7,307	(5,700)	(5,370)	(5,093)

Loss before income taxes	(224,024)	(250,812)	(47,159)	(115,186)	(87,956)	(170,807)	(34,868)	(86,028)
Income tax benefit	92,661	71,185	9,184	37,979	20,665	20,415	3,468	30,401

Consolidated net loss	(131,363)	(179,627)	(37,975)	(77,207)	(67,291)	(150,392)	(31,400)	(55,627)
Less amount attributable to noncontrolling interest	469	(4,213)	15,204	9,117	6,765	4,293	11,627	7,039

Net loss attributable to the Company	$(131,832)	$(175,414)	$(53,179)	$(86,324)	$(74,056)	$(154,685)	$(43,027)	$(62,666)

Net loss attributable to the Company per common share:
Basic:	$(1.62)	$(2.17)	$(0.65)	$(1.06)	$(0.91)	$(1.91)	$(0.53)	$(0.80)
Diluted:	$(1.62)	$(2.17)	$(0.65)	$(1.06)	$(0.91)	$(1.91)	$(0.53)	$(0.80)

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company’s Class A common shares are quoted for trading on the OTC Bulletin Board under the symbol CCMO. Clear Channel is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the years ended December 31, 2011, 2010 and 2009, the Company recognized management fees and reimbursable expenses of $15.7 million, $17.1 million and $20.5 million, respectively.

As part of the employment agreement for the Company’s new Chief Executive Officer, the Company agreed to provide the Chief Executive Officer an aircraft for his personal and business use during the term of his employment. Subsequently, a subsidiary of the Company entered into a six-year aircraft lease with Yet Again Inc., a company controlled by the Chief Executive Officer, to lease an airplane for use by the Chief Executive Officer in exchange for a one-time upfront lease payment of $3.0 million. The Company’s subsidiary also is responsible for all related taxes, insurance, and maintenance costs during the lease term (other than discretionary upgrades, capital improvements or refurbishment). If the lease is terminated prior to the expiration of its term, Yet Again Inc. will be required to refund a pro rata portion of the lease payment and a pro rata portion of the tax associated with the amount of the lease payment refunded, based upon the period remaining in the term.

Additionally, subsequent to December 31, 2011, Clear Channel is in the process of negotiating a sublease with Pilot Group Manager, LLC, an entity that the Company’s Chief Executive Officer is a member of and an investor in, to rent space in Rockefeller Plaza in New York City through July 29, 2014. Fixed rent is expected to be approximately $0.6 million annually plus a proportionate share of building expenses. Pending finalization of the sublease, Clear Channel reimbursed Pilot Group Manager, LLC $40,000 per month for the use of its office space in Rockefeller Plaza in New York City.

Stock Purchases

On August 9, 2010, Clear Channel announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CC Media Holdings, Inc.

We have audited CC Media Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, the related consolidated statements of comprehensive loss, changes in shareholders’ deficit, and cash flows of the Company for each of the three years in the period ended December 31, 2011 and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 21, 2012

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2011 relating to our equity compensation plan pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,250,811	$21.11	4,418,145
Equity compensation plans not approved by security holders	—	—	—

Total (2)	5,250,811	$21.11	4,418,145

(1)	Represents the Clear Channel 2008 Executive Incentive Plan.
(2)	Does not include options to purchase an aggregate of 235,393 shares, at a weighted average exercise price of $10.99, granted under plans assumed in connection with acquisition transactions. No additional options may be granted under these assumed plans.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Shareholders’ Deficit for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2011, 2010 and 2009 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other	Write-off of Accounts Receivable	Other		Balance at End of Period

Year ended December 31, 2009	$97,364	$52,498	$77,850	$(362	) (1)	$71,650

Year ended December 31, 2010	$71,650	$23,023	$20,731	$718	(1)	$74,660

Year ended December 31, 2011	$74,660	$13,723	$27,345	$2,060	(1)	$63,098

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other (1)	Utilization (2)	Adjustments (3)	Balance at end of Period

Year ended December 31, 2009	$319,530	$—	$(7,369)	$(308,307)	$3,854

Year ended December 31, 2010	$3,854	$13,580	$—	$—	$17,434

Year ended December 31, 2011	$17,434	$—	$—	$(3,257)	$14,177

(1)	During 2010, the Company recorded a valuation allowance on certain capital allowance deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods.

(2)	During 2009 the Company utilized capital loss carryforwards to offset the capital gains generated in continuing operations from the disposition of primarily broadcast assets and certain investments. The related valuation allowance was released as a result of the capital loss carryforward utilization.

(3)	Related to a valuation allowance for the capital loss carryforward recognized during 2005 as a result of the spin-off of Live Nation and certain net operating loss carryforwards. During 2009 the Company released all valuation allowances related to its capital loss carryforwards due to the fact the all capital loss carryforwards were utilized or expired as of December 31, 2009. In addition, the Company released valuation allowances related to certain net operating loss carryforwards due to the fact that the Company can now carryback certain losses to prior years as a result of the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) on November 6, 2009 that allowed carryback of certain net operating losses five years. The Company’s expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back will be sufficient for the realization of the deferred tax assets associated with the remaining net operating loss carryforwards. During 2011, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and changes to the net deferred tax liabilities.

(a)3. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed April 19, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed May 18, 2007).

2.4	Amendment No. 3, dated May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed May 14, 2008).

2.5	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed April 26, 2007).

3.1	Third Amended and Restated Certificate of Incorporation of CC Media Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

3.2	Amended and Restated Bylaws of CC Media Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

4.1	Form of Specimen Class A Common Stock certificate of CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.3 to the CC Media Holdings, Inc. Form 8-A Registration Statement filed July 30, 2008).

4.2	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.3	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed August 28, 1998).

4.4	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.17 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description

4.5	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed May 22, 2003).

4.6	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 10, 2003).

4.7	Seventeenth Supplemental Indenture dated September 20, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed September 21, 2004).

4.8	Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 17, 2004).

4.9	Indenture, dated July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger) (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.10	Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

4.11	Supplemental Indenture, dated December 9, 2008, by and among CC Finco Holdings, LLC, a subsidiary of Clear Channel Communications, Inc. and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.12	Indenture, dated as of February 23, 2011, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.13	Supplemental Indenture, dated as of June 14, 2011, among Clear Channel Communications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.14	Indenture with respect to 9.25% Series A Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.17 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.15	Indenture with respect to 9.25% Series B Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.18 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description

10.1+	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.15 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.2	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.3	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.4	Amendment and Restatement Agreement, dated as of February 15, 2011, to the Credit Agreement, dated as of May 13, 2008, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers and foreign subsidiary borrowers named therein, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 18, 2011).

10.5	Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.6+	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.18 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.7	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.13 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.8	Amendment No. 2, dated as of July 28 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.14 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.9	Amendment No. 3, dated as of February 15, 2011, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 18, 2011).

Exhibit Number	Description
10.10	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.11	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.41 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.42 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.14	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.16	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

10.17	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. And Riva Capital Partners, LP (Incorporated by reference to Annex F to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

10.18§	Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.19§	Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.20	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the CC Media Holdings, Inc. Form 8-A Registration Statement filed July 30, 2008).

Exhibit Number	Description
10.21§	Side Letter Agreement, dated as of December 22, 2009, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the CC Media Holdings, Inc. Current Report on Form 8-K filed December 29, 2009).

10.22§	Stock Purchase Agreement dated as of November 15, 2010 by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23*§	Aircraft Lease Agreement dated as of November 16, 2011 by and between Yet Again Inc. and Clear Channel Broadcasting, Inc.

10.24§	Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.25§	Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.26§	Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.27§	Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.28§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.29§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.30§	CC Media Holdings, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.31§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed April 30, 2007).

10.32§	First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.33*§	Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011).

10.34§	Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.35§	Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.36§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed April 30, 2007).

Exhibit Number	Description
10.37§	Relocation Policy – Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed October 12, 2010).

10.38§	Relocation Policy – Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed October 12, 2010).

10.39§	Relocation Policy – Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Current Report on Form 8-K filed October 12, 2010).

10.40§	Form of CC Media Holdings, Inc. and Clear Channel Communications, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.41§	Form of Clear Channel Outdoor Holdings, Inc. Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

10.42§	Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

10.43§	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.44§	Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.45§	Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed June 24, 2010).

10.46§	Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.47§	Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed January 5, 2010).

10.48§	Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed January 5, 2010).

10.49§	Amended and Restated Employment Agreement, dated as of November 15, 2010, between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed November 18, 2010).

10.50§	Contract of Employment between C. William Eccleshare and Clear Channel Outdoor Ltd dated August 31, 2009 (Incorporated by reference to Exhibit 10.23 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description

10.51§	Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed December 11, 2009).

10.52§	Employment Agreement, dated as of December 10, 2009, between Ronald Cooper and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holding, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.53*§	Severance Agreement and General Release, dated January 20, 2012, between Ronald Cooper and Clear Channel Outdoor Holdings, Inc.

10.54§	Employment Agreement, dated as of July 19, 2010, by and among Joseph Bagan and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.55§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of July 30, 2008, between John Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.40 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.56*§	Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008.

10.57§	Second Amendment, dated as of December 22, 2009, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Randall T. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed December 29, 2009).

10.58§	Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Mark P. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed June 24, 2010).

10.59§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Tom Casey and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.43 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.60§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between John Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.44 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.61§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.45 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.62§	Form of Executive Replacement Option Agreement under the CC Executive Incentive Plan between John Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99(a)(1)(iv) to the CC Media Holdings, Inc. Schedule TO filed on February 18, 2011).

10.63*§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott Hamilton and CC Media Holdings, Inc.

Exhibit Number	Description
10.64§	Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.65§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.66§	Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.67§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.68§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

11*	Statement re: Computation of Per Share Earnings (Loss).

21*	Subsidiaries.

23*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files.

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
+	This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [**].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2012.

CC MEDIA HOLDINGS, INC.

By:	/s/ ROBERT W. PITTMAN
Robert W. Pittman
Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Robert W. Pittman, Thomas W. Casey and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert W. Pittman	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2012
Robert W. Pittman

/s/ Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2012
Thomas W. Casey

/s/ Scott D. Hamilton	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 21, 2012
Scott D. Hamilton

/s/ Mark P. Mays	Chairman of the Board and Director	February 21, 2012
Mark P. Mays

/s/ Randall T. Mays	Vice Chairman and Director	February 21, 2012
Randall T. Mays

Name	Title	Date

/s/ David C. Abrams	Director	February 21, 2012
David C. Abrams

/s/ Irving L. Azoff	Director	February 21, 2012
Irving L. Azoff

/s/ Steven W. Barnes	Director	February 21, 2012
Steven W. Barnes

/s/ Richard J. Bressler	Director	February 21, 2012
Richard J. Bressler

/s/ Charles A. Brizius	Director	February 21, 2012
Charles A. Brizius

/s/ John P. Connaughton	Director	February 21, 2012
John P. Connaughton

/s/ Blair E. Hendrix	Director	February 21, 2012
Blair E. Hendrix

/s/ Jonathon S. Jacobson	Director	February 21, 2012
Jonathon S. Jacobson

/s/ Ian K. Loring	Director	February 21, 2012
Ian K. Loring

/s/ Scott M. Sperling	Director	February 21, 2012
Scott M. Sperling