Form 10-Q/A
period 2012-06-30
CC Media Holdings Inc
filed 2012-08-03
CIK 1400891

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

                         (1) Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

Explanatory Note

This Amendment No. 1(“the Amendment”) to the CC Media Holdings, Inc. Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) filed with the Securities and Exchange Commission on August 1, 2012 (the “Filing Date”) is filed solely to correct the net loss attributable to the Company per common share amounts included in the financial statements in Part I, Item 1 and included in Exhibit 11 thereto and to make corresponding changes to Exhibit 101 to the Form 10-Q, which contains the XBRL (Extensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.  Due to an administrative error, the adjustment for participating securities dividends was incorrect, resulting in net loss attributable to the Company per common share being overstated by $0.09 per share and $0.09 per share for the three months and six months ended June 30, 2012, respectively.  This error had no impact on any other items presented on the Company’s Consolidated Statements of Comprehensive Income (Loss) including Revenue, Operating Income, Net income (loss) and Net income (loss) attributable to the Company.  The calculation error had no impact on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or any disclosures included in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.  No other changes to our Form 10-Q are made in this Amendment.  This Amendment speaks as of the Filing Date, does not reflect events that may have occurred subsequent to the Filing Date, and, other than as set forth below, does not modify or update the disclosures made in the Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Form 10-Q.

2

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

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$1,602,494	$1,604,386	$2,963,217	$2,925,212
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	607,095	630,015	1,221,529	1,214,084
Selling, general and administrative expenses (excludes depreciation and
amortization)	398,123	420,436	821,751	793,146
Corporate expenses (excludes depreciation and amortization)	71,158	56,486	140,356	108,833
Depreciation and amortization	181,839	189,641	357,205	373,352
Other operating income - net	1,917	3,229	5,041	19,943
Operating income	346,196	311,037	427,417	455,740
Interest expense	385,867	358,950	759,883	728,616
Equity in earnings of nonconsolidated affiliates	4,696	5,271	8,251	8,246
Other expense - net	(1,397)	(4,517)	(17,670)	(6,553)
Loss before income taxes	(36,372)	(47,159)	(341,885)	(271,183)
Income tax benefit	8,663	9,184	166,061	101,845
Consolidated net loss	(27,709)	(37,975)	(175,824)	(169,338)
Less amount attributable to noncontrolling interest	11,316	15,204	6,830	15,673
Net loss attributable to the Company	$(39,025)	$(53,179)	$(182,654)	$(185,011)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(40,380)	36,565	(3,291)	75,872
Unrealized gain on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(11,317)	11,057	731	14,009
Unrealized holding gain (loss) on cash flow derivatives	15,935	(1,399)	24,514	11,943
Reclassification adjustment	91	59	154	148
Other comprehensive income (loss)	(35,671)	46,282	22,108	101,972
Comprehensive loss	(74,696)	(6,897)	(160,546)	(83,039)
Less amount attributable to noncontrolling interest	(5,738)	6,435	(2,083)	13,133
Comprehensive loss attributable to the Company	$(68,958)	$(13,332)	$(158,463)	$(96,172)

Net loss attributable to the Company per common share:
Basic	$(0.48)	$(0.65)	$(2.31)	$(2.27)
Weighted average common shares outstanding – Basic	82,543	82,375	82,598	82,317
Diluted	$(0.48)	$(0.65)	$(2.31)	$(2.27)
Weighted average common shares outstanding – Diluted	82,543	82,375	82,598	82,317

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

August 3, 2012

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary