Form 10-Q
period 2013-09-30
CC Media Holdings Inc
filed 2013-11-07
CIK 1400891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                           Class                                                                                               Outstanding at October 31, 2013

            ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~                                                              ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~

             Class A Common Stock, $.001 par value                                                                                    28,224,422   (1)

             Class B Common Stock, $.001 par value                                                                                       555,556

             Class C Common Stock, $.001 par value                                                                                    58,967,502

(1)        Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

CC MEDIA HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2013
	(Unaudited)	December 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$711,052	$1,225,010
Accounts receivable, net	1,424,367	1,440,169
Prepaid expenses	185,693	187,639
Other current assets	158,633	134,935
Total Current Assets	2,479,745	2,987,753
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,778,064	1,890,693
Other property, plant and equipment, net	1,103,206	1,146,161
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,423,953	2,423,979
Indefinite-lived intangibles - permits	1,070,135	1,070,720
Other intangibles, net	1,527,736	1,740,792
Goodwill	4,212,381	4,216,085
OTHER ASSETS
Other assets	635,961	816,530
Total Assets	$15,231,181	$16,292,713

CURRENT LIABILITIES
Accounts payable	$121,274	$133,226
Accrued expenses	767,285	776,055
Accrued interest	132,114	180,572
Deferred income	193,589	172,672
Other current liabilities	45,080	137,889
Current portion of long-term debt	433,458	381,728
Total Current Liabilities	1,692,800	1,782,142
Long-term debt	19,977,777	20,365,369
Deferred income taxes	1,473,869	1,689,876
Other long-term liabilities	457,487	450,517
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS' DEFICIT
Noncontrolling interest	266,890	303,997
Common stock	89	87
Additional paid-in capital	2,147,758	2,141,921
Accumulated deficit	(10,579,402)	(10,281,746)
Accumulated other comprehensive loss	(200,354)	(153,284)
Cost of shares held in treasury	(5,733)	(6,166)
Total Shareholders' Deficit	(8,370,752)	(7,995,191)
Total Liabilities and Shareholders' Deficit	$15,231,181	$16,292,713

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$1,587,522	$1,587,331	$4,548,677	$4,550,548
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	623,872	617,221	1,840,121	1,826,917
Selling, general and administrative expenses (excludes depreciation and amortization)	433,595	424,050	1,257,224	1,253,290
Corporate expenses (excludes depreciation and amortization)	92,204	73,921	253,524	218,621
Depreciation and amortization	177,330	182,350	539,246	539,555
Other operating income, net	6,186	42,118	9,694	47,159
Operating income	266,707	331,907	668,256	759,324
Interest expense	438,404	388,210	1,231,437	1,148,093
Gain on marketable securities	31	-	130,929	-
Equity in earnings of nonconsolidated affiliates	3,983	3,663	13,595	11,914
Loss on extinguishment of debt	-	-	(3,888)	(15,167)
Other income (expense), net	1,709	824	(17,389)	(1,679)
Loss before income taxes	(165,974)	(51,816)	(439,934)	(393,701)
Income tax benefit	73,802	13,232	158,650	179,293
Consolidated net loss	(92,172)	(38,584)	(281,284)	(214,408)
Less amount attributable to noncontrolling interest	9,683	11,977	16,372	18,807
Net loss attributable to the Company	$(101,855)	$(50,561)	$(297,656)	$(233,215)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	40,502	21,219	(28,526)	17,928
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	13	16,668	15,619	17,399
Unrealized holding gain on cash flow derivatives	17,114	11,808	48,180	36,322
Other adjustments to comprehensive income (loss)	-	(688)	(998)	(534)
Reclassification adjustment for realized gains on securities included in net income (loss)	(1,433)	-	(83,753)	-
Other comprehensive income (loss)	56,196	49,007	(49,478)	71,115
Comprehensive loss	(45,659)	(1,554)	(347,134)	(162,100)
Less amount attributable to noncontrolling interest	9,169	2,960	(2,408)	877
Comprehensive loss attributable to the Company	$(54,828)	$(4,514)	$(344,726)	$(162,977)
Net loss attributable to the Company per common share:
Basic	$(1.22)	$(0.61)	$(3.61)	$(2.92)
Weighted average common shares outstanding - Basic	83,455	82,765	83,264	82,654
Diluted	$(1.22)	$(0.61)	$(3.61)	$(2.92)
Weighted average common shares outstanding - Diluted	83,455	82,765	83,264	82,654

See Notes to Consolidated Financial Statements

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(281,284)	$(214,408)
Reconciling items:
Depreciation and amortization	539,246	539,555
Deferred taxes	(195,356)	(157,962)
Provision for doubtful accounts	13,710	11,009
Amortization of deferred financing charges and note discounts, net	93,258	124,262
Share-based compensation	14,093	20,090
Gain on disposal of operating and fixed assets	(9,694)	(47,159)
Gain on marketable securities	(130,929)	-
Equity in earnings of nonconsolidated affiliates	(13,595)	(11,914)
Loss on extinguishment of debt	3,888	15,167
Other reconciling items, net	18,591	18,420
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,705	(24,803)
Increase in deferred income	28,176	37,945
Decrease in accrued expenses	(15,314)	(11,301)
Increase (decrease) in accounts payable	(12,128)	1,561
Decrease in accrued interest	(46,716)	(83,180)
Changes in other operating assets and liabilities	(10,808)	(62,604)
Net cash provided by (used for) operating activities	(1,157)	154,678
Cash flows from investing activities:
Purchases of property, plant and equipment	(197,260)	(260,481)
Purchases of other operating assets	(2,587)	(33,738)
Proceeds from sale of investment securities	135,571	-
Proceeds from disposal of assets	39,797	58,915
Change in other, net	(3,507)	(9,832)
Net cash used for investing activities	(27,986)	(245,136)
Cash flows from financing activities:
Draws on credit facilities	272,252	604,563
Payments on credit facilities	(23,844)	(1,919,973)
Proceeds from long-term debt	575,051	2,200,000
Payments on long-term debt	(1,223,336)	(438,422)
Payments to repurchase noncontrolling interests	(61,143)	(7,040)
Dividends and other payments to noncontrolling interests	(13,862)	(247,764)
Deferred financing charges	(10,222)	(40,002)
Change in other, net	2,003	5,564
Net cash provided by (used for) financing activities	(483,101)	156,926
Effect of exchange rate changes on cash	(1,714)	1,493
Net increase (decrease) in cash and cash equivalents	(513,958)	67,961
Cash and cash equivalents at beginning of period	1,225,010	1,228,682
Cash and cash equivalents at end of period	$711,052	$1,296,643

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

Adoption of New Accounting Standards

During the first quarter of 2013, the Company adopted the Financial Accounting Standards Board's (“FASB”) ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2012 and sets requirements for presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. Substantially all of the information required to be disclosed under this amendment are required to be disclosed elsewhere in the financial statements under GAAP. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

During the first quarter of 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  Early adoption is permitted.  The Company plans to adopt the standard on a retrospective basis for the first quarter of 2014 for any existing obligations within the scope of this update. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

During the first quarter of 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under the current GAAP. Early adoption is permitted.  The Company plans to adopt the standard for the first quarter of 2014. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

During the third quarter of 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  Early adoption is permitted.  The Company plans to adopt the standard for the first quarter of 2014.  The Company does not expect any material impact upon adopting the standard.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2013 and December 31, 2012, respectively.

(In thousands)	September 30, 2013	December 31, 2012
Land, buildings and improvements	$696,753	$685,431
Structures	3,008,298	2,949,458
Towers, transmitters and studio equipment	439,603	427,679
Furniture and other equipment	456,260	431,757
Construction in progress	112,640	105,394
	4,713,554	4,599,719
Less: accumulated depreciation	1,832,284	1,562,865
Property, plant and equipment, net	$2,881,270	$3,036,854

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at September 30, 2013 and December 31, 2012, respectively:

(In thousands)	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor
contractual rights	$775,701	$(450,211)	$785,303	$(403,955)
Customer / advertiser relationships	1,212,745	(616,138)	1,210,245	(526,197)
Talent contracts	342,816	(203,873)	344,255	(177,527)
Representation contracts	243,861	(193,051)	243,970	(171,069)
Permanent easements	173,757	-	173,374	-
Other	387,664	(145,535)	387,973	(125,580)
Total	$3,136,544	$(1,608,808)	$3,145,120	$(1,404,328)

Total amortization expense related to definite-lived intangible assets was $70.2 million and $74.3 million for the three months ended September 30, 2013 and 2012, respectively, and $213.2 million and $225.8 million for the nine months ended September 30, 2013 and 2012, respectively.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2014	$257,198
2015	238,328
2016	219,683
2017	193,684
2018	124,643

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	24,842	-	-	51	24,893
Dispositions	(489)	-	(2,729)	-	(3,218)
Foreign currency	-	-	7,784	-	7,784
Other	(92)	-	-	-	(92)
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Acquisitions	-	-	-	97	97
Foreign currency	-	-	(1,952)	-	(1,952)
Other	(1,849)	-	-	-	(1,849)
Balance as of September 30, 2013	$3,234,839	$571,932	$288,364	$117,246	$4,212,381

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at September 30, 2013 and December 31, 2012, respectively, consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Senior Secured Credit Facilities (1)	$8,227,494	$9,075,465
Receivables Based Facility due 2017	247,000	-
9.0% Priority Guarantee Notes due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	575,000	-
Subsidiary senior revolving credit facility due 2018	-	-
Other secured subsidiary long-term debt (2)	22,348	25,507
Total consolidated secured debt	12,821,657	12,850,787

Senior Cash Pay Notes due 2016	448,128	796,250
Senior Toggle Notes due 2016 (3)	340,009	829,831
Senior Notes due 2021 (4)	781,748	-
Clear Channel Senior Notes (5)	1,436,455	1,748,564
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other subsidiary debt due 2013	3,455	5,586
Purchase accounting adjustments and original issue discount	(345,217)	(408,921)
	20,411,235	20,747,097
Less: current portion	433,458	381,728
Total long-term debt	$19,977,777	$20,365,369

(1)        Term Loan A would have matured during 2014.  The outstanding balance was prepaid during the first quarter of 2013.  Term Loan B matures 2016.  Term Loan C is subject to an amortization schedule with required payments at various dates from 2013 through 2016.  Term Loan D, as discussed below, matures 2019.

(2)        Other secured subsidiary long-term debt matures at various dates from 2013 through 2028.

(3)        Senior Toggle Notes are subject to required payments at various dates from 2013 through 2016.

(4)        The Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.

(5)        Clear Channel’s Senior Notes mature at various dates from 2014 through 2027.

The Company’s weighted average interest rate at September 30, 2013 and December 31, 2012 were 7.2% and 6.7%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $19.9 billion and $18.6 billion at September 30, 2013 and December 31, 2012, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 2.

Senior Secured Credit Facility Amendment

During the second quarter of 2013, Clear Channel Communications, Inc., an indirect subsidiary of the Company (“Clear Channel”), amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted Clear Channel to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D and any notes issued in connection with Clear Channel’s exchange of its outstanding 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 discussed below.

As of September 30, 2013, Clear Channel’s senior secured credit facility consisted of a $3.0 billion Term Loan B, which matures on January 30, 2016, a $197.2 million Term Loan C, which matures on January 30, 2016, and a $5.0 billion Term Loan D, which matures on January 30, 2019.

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The new Term Loan D has the same security and guarantee package as the outstanding Term Loans B and C and borrowings under the new Term Loan D bear interest at a rate equal to, at Clear Channel’s option, adjusted LIBOR plus 6.75% or a base rate plus 5.75%.

Senior Notes Exchange

During the second quarter of 2013, Clear Channel completed an exchange offer (the “Note Exchange”) with certain holders of its 10.75% Senior Cash Pay Notes due 2016 (the “Outstanding Cash Pay Notes”) and 11.00%/11.75% Senior Toggle Notes due 2016 (the “Outstanding Toggle Notes” and collectively with the Outstanding Cash Pay Notes, the “Outstanding Notes”) pursuant to which Clear Channel issued $1.2 billion aggregate principal amount (including $421.0 million principal amount issued to, and held by, a subsidiary of Clear Channel) of 14.00% Senior Notes due 2021 (the “Senior Notes due 2021”).  In the Note Exchange, $348.1 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of Outstanding Toggle Notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the Note Exchange.  The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of Clear Channel’s senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

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

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of the Company, entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At September 30, 2013, there were no amounts outstanding under the revolving credit facility, and $32.6 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Debt Repayments, Maturities and Other

During the third quarter of 2013, Clear Channel made a $25.3 million scheduled applicable high-yield discount obligation payment to the holders of the Outstanding Toggle Notes as of the payment date.

During the second quarter of 2013, Clear Channel exchanged $348.1 million aggregate principal amount of Outstanding Cash Pay Notes for $348.0 million aggregate principal amount of the Senior Notes due 2021 and $917.2 million aggregate principal amount of Outstanding Toggle Notes (including $452.7 million aggregate principal amount held by a subsidiary of Clear Channel) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of Clear Channel) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of Clear Channel), pursuant to the Note Exchange.  In connection with the Note Exchange and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, the Company incurred expenses of $17.9 million which are included in “Other expenses”.

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

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Divestiture Trusts

Clear Channel owns certain radio stations which, under current FCC rules, are not permitted to be owned or transferred to another Clear Channel entity. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel.  Clear Channel is the beneficial owner of the trust, but the radio stations are managed by an independent trustee.  Clear Channel will have to divest all of these radio stations unless any stations may be owned by Clear Channel under then-current FCC rules, in which case the trust will be terminated with respect to such stations.  The

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

trust agreement stipulates that Clear Channel must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to Clear Channel.  Clear Channel is also the beneficiary of proceeds from the sale of stations held in the trust.  The Company consolidates the trust in accordance with ASC 810-10-05, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company (through its subsidiary, Clear Channel) is its primary beneficiary.

Income Tax Benefit

The Company’s income tax benefit for the three and nine months ended September 30, 2013 and 2012, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current tax benefit (expense)	$2,088	$(21,148)	$(36,706)	$21,331
Deferred tax benefit	71,714	34,380	195,356	157,962
Income tax benefit	$73,802	$13,232	$158,650	$179,293

The effective tax rates for the three and nine months ended September 30, 2013 were 44.5% and 36.1%, respectively.  The effective tax rate for the three months ended September 30, 2013 was primarily impacted by the settlement of tax examinations during the period that resulted in a reduction of tax expense of approximately $13.4 million during the period.  The effective tax rate for the nine months ended September 30, 2013 was primarily impacted by the settlement of tax examinations mentioned above as well as the cancellation of indebtedness income recognized during the period.

The effective tax rates for the three and nine months ended September 30, 2012 were 25.5% and 45.5%, respectively.  The effective tax rate for the three months ended September 30, 2012 was primarily impacted by additional tax expense recorded related to uncertain tax positions, the effects of which were partially offset by reduced non-U.S. tax rates of financial reporting gains resulting from the disposition of certain foreign subsidiaries. The effective tax rate for the nine months ended September 30, 2012 was primarily impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

Supplemental Cash Flow Information

During the nine months ended September 30, 2013 and 2012, cash paid for interest and income taxes, net of income tax refunds of $1.4 million and $4.1 million, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2013	2012
Interest	$1,189,876	$1,110,139
Income taxes	38,366	44,989

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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Cost	$625	$5,207
Gross unrealized losses	-	-
Gross unrealized gains	334	106,220
Fair value	$959	$111,427

During the second quarter of 2013, the Company sold shares of Sirius XM Radio, Inc. held by it for $135.5 million, recognizing a gain on the sale of securities of $130.9 million.

Interest Rate Swap Agreement

The Company previously entered into a $2.5 billion notional amount interest rate swap agreement to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreement matured on September 30, 2013. The swap was designated as a cash flow hedge with the effective portion of the gain or loss on the swap reported as a component of other comprehensive income (loss).  Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings.  In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings for the three and nine months ended September 30, 2013.

The swap agreement was valued using a discounted cash flow model taking into account the present value of the future cash flows under the terms of the agreement by using market information available as of the reporting date, including prevailing interest rates and credit spread.  Due to the fact that the inputs were either directly or indirectly observable, the Company classified the fair value measurements of its swap agreement as Level 2 in accordance with ASC 820-10-35.

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other current liabilities” was $76.9 million at December 31, 2012.  There was no liability at September 30, 2013 because the swap matured on September 30, 2013.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2012	$48,180
Other comprehensive income	(48,180)
Balance at September 30, 2013	$-

Other Comprehensive Income (Loss)

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency translation adjustments and other	$3,742	$1,659	$(12,385)	$3,009
Unrealized holding gain (loss) on marketable securities	28,199	10,599	(11,010)	11,028
Unrealized holding gain on cash flow derivatives	10,254	7,048	28,759	20,648
Total increase in deferred tax liabilities	$42,195	$19,306	$5,364	$34,685

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH.  The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel’s and CCOH’s current and former directors and Clear Channel, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  CCOH also was named as a nominal defendant.  The complaints alleged, among other things, that in December 2009 Clear Channel breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by Clear Channel to CCOH (the “Note”) to extend the maturity date of the Note and to amend the interest rate payable on the Note. According to the complaints, the terms of the amended Note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further alleged that Clear Channel was unjustly enriched as a result of that transaction.  The complaints also alleged that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste.   On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the litigation.  The Company, CCOH and Clear Channel filed the MOU with the SEC as an exhibit to their respective Current Reports on Form 8-K filed on April 3, 2013.  On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  The Company, CCOH and Clear Channel filed the Stipulation of Settlement with the SEC as an exhibit to their respective Current Reports on Form 8-K filed on July 9, 2013.  On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.  On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors (i) notified Clear Channel of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013, (ii) declared a dividend of $200 million, which is conditioned upon Clear Channel having satisfied such demand, to be paid on November 8, 2013, and (iii) established a committee of the board of directors for the specific purpose of monitoring the Note.  On October 23, 2013, Clear Channel and CCOH amended the Note in accordance with the terms of the settlement. The Company, CCOH and Clear Channel announced CCOH’s intent to make a demand for repayment of $200 million outstanding under the Note and CCOH’s declaration of the dividend in their respective Current Reports on Form 8-K filed on October 21, 2013, and filed a copy of the amendment to the Note as an exhibit to their respective Current Reports on Form 8-K filed on October 23, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California

Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue.  Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement.  At a hearing held on September 16, 2013 the Court ordered Clear Channel Outdoor, Inc. to produce evidence on a sign-by-sign basis of the permitting history of each sign.  This evidentiary hearing is scheduled for November 8, 2013.  Additionally, Summit Media, LLC has filed a motion for attorney’s fees under a private attorney general theory.  That motion currently is scheduled to be heard on December 11, 2013.

Guarantees

As of September 30, 2013, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $53.1 million and $121.0 million, respectively, of which $36.3 million of letters of credit were cash secured.  Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of September 30, 2013, Clear Channel had outstanding bank guarantees of $51.4 million related to international subsidiaries, of which $13.7 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2013 and 2012, the Company recognized management fees and reimbursable expenses of $3.8 million and $3.9 million, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recognized management fees and reimbursable expenses of $11.9 million and $11.9 million, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholders’ deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(297,656)	16,372	(281,284)
Dividends and other payments to noncontrolling interests (1)	-	(58,942)	(58,942)
Foreign currency translation adjustments	(26,374)	(2,152)	(28,526)
Unrealized holding gain on marketable securities	15,594	25	15,619
Unrealized holding gain on cash flow derivatives	48,180	-	48,180
Other adjustments to comprehensive loss	(884)	(114)	(998)
Other, net	6,271	7,872	14,143
Reclassifications	(83,585)	(168)	(83,753)
Balances at September 30, 2013	$(8,637,642)	$266,890	$(8,370,752)

Balances at January 1, 2012	$(7,993,735)	$521,794	$(7,471,941)
Net income (loss)	(233,215)	18,807	(214,408)
Dividends and other payments to noncontrolling interests	-	(247,764)	(247,764)
Foreign currency translation adjustments	16,867	1,061	17,928
Unrealized holding gain (loss) on marketable securities	17,522	(123)	17,399
Unrealized holding gain on cash flow derivatives	36,322	-	36,322
Other adjustments to comprehensive loss	(473)	(61)	(534)
Other, net	2,204	13,457	15,661
Balances at September 30, 2012	$(8,154,508)	$307,171	$(7,847,337)

(1)        Included in “Dividends and other payments to noncontrolling interests” are $45.1 million in dividends declared but not yet paid by an entity for which the Company has a controlling financial interest and whose results are consolidated in the Company’s financial statements.  This amount will be paid by that entity during the fourth quarter of 2013 and, therefore, is accrued in “Other current liabilities” at September 30, 2013.

Changes in Accumulated Other Comprehensive Loss by Component

In connection with the sale of shares of Sirius XM Radio, Inc. as discussed in Note 5, a realized gain of $130.9 million and income tax expense of $48.6 million were reclassified out of accumulated other comprehensive loss into “Gain on marketable securities” and “Income tax benefit,” respectively.  The net difference of $82.3 million is reported as a reduction of “Other comprehensive income (loss).”

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

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2013 and 2012.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2013
Revenue	$823,863	$331,346	$391,667	$57,460	$-	$(16,814)	$1,587,522
Direct operating expenses	224,213	140,972	255,122	5,718	-	(2,153)	623,872
Selling, general and administrative expenses	282,505	55,739	75,698	34,314	-	(14,661)	433,595
Depreciation and amortization	64,745	48,530	49,090	9,925	5,040	-	177,330
Corporate expenses	-	-	-	-	92,204	-	92,204
Other operating income, net	-	-	-	-	6,186	-	6,186
Operating income (loss)	$252,400	$86,105	$11,757	$7,503	$(91,058)	$-	$266,707

Intersegment revenues	$-	$1,110	$-	$15,704	$-	$-	$16,814
Capital expenditures	$22,171	$13,838	$19,983	$2,070	$6,518	$-	$64,580
Share-based compensation expense	$-	$-	$-	$-	$2,754	$-	$2,754

Three Months Ended September 30, 2012
Revenue	$798,759	$335,021	$396,120	$76,067	$-	$(18,636)	$1,587,331
Direct operating expenses	225,233	144,721	245,918	6,529	-	(5,180)	617,221
Selling, general and administrative expenses	264,962	54,225	82,357	35,962	-	(13,456)	424,050
Depreciation and amortization	67,956	50,177	49,740	10,663	3,814	-	182,350
Corporate expenses	-	-	-	-	73,921	-	73,921
Other operating income, net	-	-	-	-	42,118	-	42,118
Operating income (loss)	$240,608	$85,898	$18,105	$22,913	$(35,617)	$-	$331,907

Intersegment revenues	$-	$314	$-	$18,322	$-	$-	$18,636
Capital expenditures	$16,885	$25,633	$30,238	$2,812	$10,621	$-	$86,189
Share-based compensation expense	$-	$-	$-	$-	$7,378	$-	$7,378

CC MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Revenue	$2,286,040	$952,832	$1,187,262	$167,778	$-	$(45,235)	$4,548,677
Direct operating expenses	646,111	419,676	762,167	18,535	-	(6,368)	1,840,121
Selling, general and administrative expenses	786,517	165,232	238,786	105,556	-	(38,867)	1,257,224
Depreciation and amortization	200,615	144,256	150,013	29,797	14,565	-	539,246
Corporate expenses	-	-	-	-	253,524	-	253,524
Other operating income, net	-	-	-	-	9,694	-	9,694
Operating income (loss)	$652,797	$223,668	$36,296	$13,890	$(258,395)	$-	$668,256

Intersegment revenues	$-	$1,253	$-	$43,982	$-	$-	$45,235
Capital expenditures	$58,335	$43,489	$68,683	$6,765	$19,988	$-	$197,260
Share-based compensation expense	$-	$-	$-	$-	$14,093	$-	$14,093

Nine Months Ended September 30, 2012
Revenue	$2,263,308	$935,850	$1,207,900	$191,909	$-	$(48,419)	$4,550,548
Direct operating expenses	630,043	429,989	757,682	18,855	-	(9,652)	1,826,917
Selling, general and administrative expenses	757,920	150,658	270,019	113,460	-	(38,767)	1,253,290
Depreciation and amortization	202,935	141,702	149,485	34,871	10,562	-	539,555
Corporate expenses	-	-	-	-	218,621	-	218,621
Other operating income, net	-	-	-	-	47,159	-	47,159
Operating income (loss)	$672,410	$213,501	$30,714	$24,723	$(182,024)	$-	$759,324

Intersegment revenues	$-	$1,084	$-	$47,335	$-	$-	$48,419
Capital expenditures	$43,711	$84,749	$97,147	$11,817	$23,057	$-	$260,481
Share-based compensation expense	$-	$-	$-	$-	$20,090	$-	$20,090

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

Executive Summary

The key developments in our business for the three and nine months ended September 30, 2013 are summarized below:

•         Consolidated revenue was relatively flat including an increase of $0.4 million from movements in foreign exchange during the three months ended September 30, 2013, and decreased $1.9 million including an increase of $1.3 million from movements in foreign exchange during the first nine months of 2013 compared to the same periods of 2012. Excluding foreign exchange impacts and the $2.9 million and $20.4 million impact of our divestiture of our international neon business for the three month and nine month periods of 2012, respectively, consolidated revenue increased $2.7 million and $17.2 million, respectively, over the comparable three-month and nine-month periods of 2012.

•         CCME revenue increased $25.1 million during the three months ended September 30, 2013 compared to the same period of 2012 driven by increased local, national and digital sales.  CCME revenue increased $22.7 million during the nine months ended September 30, 2013 compared to the same period of 2012 driven by increased digital and national sales partially offset by lower traffic revenues.

•         Americas outdoor revenue decreased $3.7 million during the three months ended September 30, 2013 compared to the same period of 2012 due primarily to lower airport revenues resulting from contract losses partially offset by increased rates and occupancy from our bulletins. Americas outdoor revenue increased $17.0 million during the nine months ended September 30, 2013 compared to the same period of 2012 due primarily to increases in occupancy, capacity and rates in our digital and traditional product lines.

•         International outdoor revenue decreased $4.5 million and $20.6 million including increases of $1.0 million and $2.1 million from movements in foreign exchange during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012.  Excluding foreign exchange impacts and the $2.9 million and $20.4 million impact of our divestiture of our international neon business for the three and nine month periods of 2012, respectively, revenue decreased $2.6 million and $2.3 million, respectively, over the comparable three-month and nine-month periods of 2012. Continued weakened macro-economic conditions in Europe were partially offset by growth in other markets.

•         Revenues in our Other category declined $18.6 million and $24.1 million during the three months and nine months ended September 30, 2013, respectively, compared to the same periods of 2012 primarily due to reduced political advertising revenue in our media representation business.

•         During the third quarter of 2013, we spent $17.5 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—a decrease of $0.3 million compared to the third quarter of 2012.  For the nine months ended September 30, 2013, we spent $40.4 million on strategic revenue and cost-saving initiatives—a decrease of $8.0 million compared to the same period of 2012.

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

•         During the second quarter of 2013, Clear Channel amended its senior secured credit facility by extending $5.0 billion aggregate principal amount of Term Loan B loans and Term Loan C loans under Clear Channel’s senior secured credit facility through the creation of a new Term Loan D due January 30, 2019.

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

•         During the second quarter of 2013, we sold our shares of Sirius XM Radio, Inc. for $135.5 million, recognizing a gain on the sale of securities of $130.9 million.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$1,587,522	$1,587,331	0.0%	$4,548,677	$4,550,548	(0.0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	623,872	617,221	1.1%	1,840,121	1,826,917	0.7%
Selling, general and administrative expenses (excludes depreciation and amortization)	433,595	424,050	2.3%	1,257,224	1,253,290	0.3%
Corporate expenses (excludes depreciation and amortization)	92,204	73,921	24.7%	253,524	218,621	16.0%
Depreciation and amortization	177,330	182,350	(2.8%)	539,246	539,555	(0.1%)
Other operating income, net	6,186	42,118	(85.3%)	9,694	47,159	(79.4%)
Operating income	266,707	331,907	(19.6%)	668,256	759,324	(12.0%)
Interest expense	438,404	388,210		1,231,437	1,148,093
Gain on marketable securities	31	-		130,929	-
Equity in earnings of nonconsolidated affiliates	3,983	3,663		13,595	11,914
Loss on extinguishment of debt	-	-		(3,888)	(15,167)
Other income (expense), net	1,709	824		(17,389)	(1,679)
Loss before income taxes	(165,974)	(51,816)		(439,934)	(393,701)
Income tax benefit	73,802	13,232		158,650	179,293
Consolidated net loss	(92,172)	(38,584)		(281,284)	(214,408)
Less amount attributable to noncontrolling interest	9,683	11,977		16,372	18,807
Net loss attributable to the Company	$(101,855)	$(50,561)		$(297,656)	$(233,215)

Consolidated Revenue

Our consolidated revenue during the third quarter of 2013 increased $0.2 million including an increase of $0.4 million from movements in foreign exchange compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $2.9 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue increased $2.7 million.  Our CCME revenue increased $25.1 million, primarily due to increased local, national, and digital advertising.  Americas outdoor revenue decreased $3.7 million driven primarily by airport contract losses, partially offset by increased rates and occupancy for bulletins.  Our International outdoor revenue decreased $4.5 million including positive movements in foreign exchange of $1.0 million compared to the same period of 2012. Excluding the impact of foreign exchange movements and the $2.9 million impact of our divestiture of our international neon business during the third quarter of 2012, International outdoor revenue decreased $2.6 million.  Declines in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by revenue growth in street furniture in other countries.  Other revenues declined by $18.6 million primarily as a result of reduced political advertising through our media representation business.

Our consolidated revenue decreased $1.9 million including an increase of $1.3 million from movements in foreign exchange during the first nine months of 2013 compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $20.4 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue increased $17.2 million.  Our CCME revenue increased $22.7 million, driven by increased digital and national sales partially offset by declining traffic revenues.  Americas outdoor revenue increased $17.0 million, driven primarily by increased capacity and occupancy of our digital displays and increased occupancy and rates of our traditional displays.  Our International outdoor revenue decreased $20.6 million including positive movements in foreign exchange of $2.1 million compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $20.4 million impact of our divestiture of our international neon business during the third quarter of 2012, revenue decreased $2.3 million.  Declines in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by growth in street furniture and transit revenue in other countries.  Other revenues declined by $24.1 million primarily as a result of reduced political advertising through our media representation business.

Consolidated Direct Operating Expenses

Direct operating expenses increased $6.7 million including an increase of $1.3 million from movements in foreign exchange during the third quarter of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.9 million impact of our divestiture of our international neon business during 2012, consolidated direct operating expenses increased $7.3 million.  Our CCME direct operating expenses decreased $1.0 million compared to the third quarter of 2012, primarily resulting from declining expenses during 2013 in our traffic business resulting from the impact of our strategic cost initiatives.  Direct operating expenses in our Americas outdoor segment decreased $3.7 million primarily due to reduced variable site lease expenses as a result of lower revenues from our airports business.  Direct operating expenses in our International outdoor segment increased $9.2 million including an increase of $1.7 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.9 million impact of our divestiture of our international neon business during 2012, direct operating expenses increased $9.4 million primarily from higher variable costs in certain countries where revenues have increased, partially offset by lower site lease and other expenses as a result of declining sales in other countries.

Direct operating expenses increased $13.2 million including an increase of $2.5 million from movements in foreign exchange during the first nine months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $13.0 million impact of our divestiture of our international neon business in 2012, consolidated direct operating expenses increased $23.7 million.  Our CCME direct operating expenses increased $16.1 million, primarily resulting from a $20.7 million credit received during the first nine months of 2012 from one of our performance rights organizations reducing our 2012 music licensing fees as well as increases during the first nine months of 2013 in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees.  These increases were partially offset by declining expenses during 2013 in our traffic business resulting from the impact of lower sales and our strategic cost initiatives.  Americas outdoor direct operating expenses decreased $10.3 million, primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  Direct operating expenses in our International outdoor segment increased $4.5 million including an increase of $3.1 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $13.0 million impact of our divestiture of our international neon business during 2012, direct operating expenses increased $14.4 million primarily driven by higher site lease and other expenses as a result of increased sales in certain countries, partially offset by lower variable costs in other countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $9.5 million both on a reported basis and excluding offsetting impacts from movements in foreign exchange and our divestiture of our international neon business during 2012.  Our CCME SG&A expenses increased $17.5 million, primarily due to compensation expenses and amounts related to our variable compensation plans including commissions, which were higher for the 2013 period in connection with increasing our digital and national revenues, as well as higher promotional and sponsorship costs for special events such as the iHeartRadio Music Festival.  SG&A expenses increased $1.5 million in our Americas outdoor segment primarily due to small increases across a variety of expenses.  Our International outdoor SG&A expenses decreased $6.7 million both on a reported basis and excluding offsetting impacts of the effects of movements in foreign exchange and our divestiture of our international neon business during 2012, primarily due to the benefits in 2013 resulting from our previous strategic cost initiatives in certain countries.

SG&A expenses increased $3.9 million including an increase of $1.1 million from movements in foreign exchange during the first nine months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, consolidated SG&A expenses increased $7.0 million.  Our CCME SG&A expenses increased $28.6 million, primarily due to compensation expenses and amounts related to our variable compensation plans including commissions, which were higher for the 2013 period in connection with increasing our digital and national revenues, as well as higher promotional and sponsorship costs for special events such as the iHeart Radio Music Festival, iHeartRadio Ultimate Pool Party, Coca Cola 600, and the Target Justin Timberlake 20/20 Experience.  SG&A expenses increased $14.6 million in our Americas outdoor segment primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q as well as compensation expenses including commissions and amounts related to our variable compensation plans, which were higher for the 2013 period in connection with increasing our revenues.  Our International outdoor SG&A expenses decreased $31.2 million including a $1.2 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $28.2 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during the first nine months of 2013.

Corporate Expenses

Corporate expenses increased $18.3 million and $34.9 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012, driven by increases in compensation expenses including amounts related to our variable compensation plans as well as $7.8 million in executive transition costs and legal costs related to the stockholder litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $17.5 million and $40.4 million incurred in connection with our strategic revenue and cost initiatives during the three and nine months ended September 30, 2013, respectively.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with streamlining our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs during the third quarter of 2013, $6.4 million are reported within direct operating expenses, $3.4 million are reported within SG&A and $7.7 million are reported within corporate expense.  In the third quarter of 2012, such costs totaled $1.5 million, $13.6 million, and $2.7 million, respectively. Of these costs during the nine months ended September 30, 2013, $11.1 million are reported within direct operating expenses, $14.3 million are reported within SG&A and $15.0 million are reported within corporate expense compared to $8.0 million, $31.2 million, and $9.2 million, respectively, in the same period of 2012.

Depreciation and Amortization

Depreciation and amortization decreased $5.0 million and $0.3 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012.  The decrease during the three months ended September 30, 2013 was due to assets becoming fully depreciated during the quarter.  For the first nine months of 2013, depreciation and amortization was relatively flat.

Other Operating Income, Net

Other operating income of $6.2 million and $9.7 million for the three and nine months ended September 30, 2013, respectively, primarily related to proceeds from the disposal of operating and fixed assets.

Other operating income of $42.1 million and $47.2 million for the three and nine months ended September 30, 2012, respectively, primarily related to the gain on the sale of our international neon business during the third quarter of 2012.

Interest Expense

Interest expense increased $50.2 million and $83.3 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012, primarily due to the weighted average cost of debt increasing as a result of debt refinancings that occurred during the first nine months of 2013, as described under “Sources of Capital” below.

Gain on Marketable Securities

The gain on marketable securities of $130.9 million for the nine months ended September 30, 2013 resulted from the sale of the shares we held in Sirius XM Radio, Inc. during the second quarter of 2013.

Loss on Extinguishment of Debt

In connection with the prepayment of Term Loan A of Clear Channel’s senior secured credit facilities during the nine months ended September 30, 2013, we recognized a loss of $3.9 million due to the write-off of deferred loan costs.

For the nine months ended September 30, 2012, we recognized a loss related to the accelerated expensing of $15.2 million of loan fees upon the prepayment of $2,096.2 million of Clear Channel’s senior secured credit facilities in connection with CCWH’s issuance of Senior Subordinated Notes due 2020.

Other Income (Expenses), Net

In connection with the Note Exchange of a portion of the 10.75% Senior Cash Notes and 11.00%/11.75% Senior Toggle Notes for newly-issued Senior Notes due 2021 and in connection with the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt, we incurred expenses of $17.9 million.

Income Tax Benefit

Our effective tax rates for the three and nine months ended September 30, 2013 were 44.5% and 36.1%, respectively.  The effective tax rate for the three months ended September 30, 2013 was primarily impacted by the settlement of tax examinations during the period that resulted in a reduction of tax expense of approximately $13.4 million during the period.  Our effective tax rate for the nine months ended September 30, 2013 was primarily impacted by the settlement of tax examinations mentioned above as well as the cancellation of indebtedness income recognized during the period.

Our effective tax rates for the three and nine months ended September 30, 2012 were 25.5% and 45.5%, respectively. The effective tax rate for the three months ended September 30, 2012 was primarily impacted by additional tax expense related to uncertain tax position, the effects of which were partially offset by reduced non-U.S. tax rates on financial reporting gains resulting from the disposition of certain foreign subsidiaries. Our effective tax rate for the nine months ended September 30, 2012 was primarily impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$823,863	$798,759	3%	$2,286,040	$2,263,308	1%
Direct operating expenses	224,213	225,233	(0%)	646,111	630,043	3%
SG&A expenses	282,505	264,962	7%	786,517	757,920	4%
Depreciation and amortization	64,745	67,956	(5%)	200,615	202,935	(1%)
Operating income	$252,400	$240,608	5%	$652,797	$672,410	(3%)

Three Months

CCME revenue increased $25.1 million during the third quarter of 2013 compared to the same period of 2012.  Revenue increased primarily due to local and national advertising revenue increases across various markets and advertising categories, including telecommunications, automotive, and retail, as well as growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform, with total listening hours increasing 30%.

Direct operating expenses decreased $1.0 million during the third quarter of 2013, primarily resulting from reductions in costs in 2013 related to our traffic business as a result of the benefit of our previous strategic cost initiatives.  SG&A expenses increased $17.5 million during the third quarter of 2013 primarily due to compensation expenses and amounts related to our variable compensation plans including commissions, which were higher in connection with our increased local, national, and digital revenues, as well as promotional and marketing costs for special events such as the iHeartRadio Music Festival.

Nine Months

CCME revenue increased $22.7 million during the first nine months of 2013 compared to the same period of 2012, primarily due to national advertising revenue increases across various markets and advertising categories, including telecommunications, retail, and entertainment, as well as growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform, with total listening hours increasing 33%.  Partially offsetting those increases were declines in our traffic business as a result of certain contract losses and lower sales resulting from integration activities.

Direct operating expenses increased $16.1 million during the first nine months of 2013, primarily resulting from a $20.7 million credit received during the first nine months of 2012 from one of our performance rights organizations reducing our 2012 music licensing fees, as well as higher streaming expenses during the first nine months of 2013 due to increased listenership partially offset by reductions in costs related to our traffic business as a result of lower revenues, the benefit of our previous strategic cost initiatives and reductions in spending on strategic revenue and cost initiatives.  SG&A expenses increased $28.6 million primarily due to compensation expenses and amounts related to our variable compensation plans including commissions, which were higher for the 2013 period in connection with our increased digital and national revenues as well as promotional and sponsorship costs for special events such as the iHeart Radio Music Festival, iHeartRadio Ultimate Pool Party, Coca Cola 600, and the Target Justin Timberlake 20/20 Experience.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$331,346	$335,021	(1%)	$952,832	$935,850	2%
Direct operating expenses	140,972	144,721	(3%)	419,676	429,989	(2%)
SG&A expenses	55,739	54,225	3%	165,232	150,658	10%
Depreciation and amortization	48,530	50,177	(3%)	144,256	141,702	2%
Operating income	$86,105	$85,898	0%	$223,668	$213,501	5%

Three Months

Our Americas outdoor revenue decreased $3.7 million during the third quarter of 2013 compared to the same period of 2012, driven primarily by the loss of one of our U.S. airport contracts and other revenue declines in our airport business.  Partially offsetting these declines in revenues were increases in revenues from our traditional bulletins, particularly driven by increased occupancy and rates.  Increased occupancy and rates of our digital displays were offset by declines in revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Direct operating expenses decreased $3.7 million primarily due to reduced variable site lease expenses related to our airports business resulting from the lost airport contract and related revenue as well as the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  SG&A expenses increased $1.5 million primarily due to incremental increases in a variety of expense categories.

Nine Months

Our Americas outdoor revenue increased $17.0 million during the nine months ended September 30, 2013 compared to the same period of 2012, driven primarily by increases in bulletins and posters.  Traditional bulletins and posters had increases in occupancy and rates, while digital displays increased in occupancy.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012 that did not recur during 2013.

Direct operating expenses decreased $10.3 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as reduced variable costs associated with the favorable mix of higher margin products. SG&A expenses increased $14.6 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q as well as compensations expenses including commissions and amounts related to our variable compensation plans, which were higher for the 2013 period in connection with increasing our revenues.

International Outdoor Advertising Results of Operations

Our International outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$391,667	$396,120	(1%)	$1,187,262	$1,207,900	(2%)
Direct operating expenses	255,122	245,918	4%	762,167	757,682	1%
SG&A expenses	75,698	82,357	(8%)	238,786	270,019	(12%)
Depreciation and amortization	49,090	49,740	(1%)	150,013	149,485	0%
Operating income	$11,757	$18,105	(35%)	$36,296	$30,714	18%

Three Months

International outdoor revenue decreased $4.5 million during the third quarter of 2013 compared to the same period of 2012, including an increase of $1.0 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $2.9 million in revenues in the three months ended September 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues decreased $2.6 million.  The decrease was driven by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.  These declines were partially offset by revenue growth in other countries including China, the UK, and Australia primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway.

Direct operating expenses increased $9.2 million including an increase of $1.7 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $1.9 million in direct operating expenses in the three months ended September 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $9.4 million.  Increases in variable costs in certain markets such as Norway and China resulting from increased revenues were partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $6.7 million on a reported basis and excluding the impact from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, primarily due to the benefits in 2013 resulting from our previous strategic revenue and cost initiative expenses in certain countries.

Nine Months

International outdoor revenue decreased $20.6 million during the nine months ended September 30, 2013 compared to the same period of 2012, including an increase of $2.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $20.4 million in revenues for the nine months ended September 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues decreased $2.3 million.  Lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by increases in revenue resulting from revenue growth in other countries including China, Latin America, Australia and the UK primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway.

Direct operating expenses increased $4.5 million including an increase of $3.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $13.0 million in direct operating expenses for the nine months ended September 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $14.4 million driven by increases in variable costs in certain markets such as China, Norway and Latin America resulting from increased revenues partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $31.2 million including an increase of $1.2 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $4.2 million in SG&A expenses for the nine months ended September 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $28.2 million primarily due to the absence in 2013 of $22.7 million in expenses incurred during the first nine months of 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
CCME	$252,400	$240,608	$652,797	$672,410
Americas outdoor advertising	86,105	85,898	223,668	213,501
International outdoor advertising	11,757	18,105	36,296	30,714
Other	7,503	22,913	13,890	24,723
Other operating income, net	6,186	42,118	9,694	47,159
Corporate expenses (1)	(97,244)	(77,735)	(268,089)	(229,183)
Consolidated operating income	$266,707	$331,907	$668,256	$759,324

(1)        Corporate expenses include infrastructure support expenses related to CCME, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions and share-based compensation expense.

Share-Based Compensation Expense

Share-based compensation payments are recorded in corporate expenses and were $2.8 million and $7.4 million for the three months ended September 30, 2013 and 2012, respectively, and $14.1 million and $20.1 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $25.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2013, there was $19.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2013 and 2012, respectively.

(In thousands)	Nine Months Ended September 30,
	2013	2012
Cash provided by (used for):
Operating activities	$(1,157)	$154,678
Investing activities	$(27,986)	$(245,136)
Financing activities	$(483,101)	$156,926

Operating Activities

Our consolidated net loss, adjusted for $333.2 million of non-cash items resulted in positive cash flows of $51.9 million during the nine months ended September 30, 2013.  Our consolidated net loss, adjusted for $511.5 million of non-cash items, provided positive cash flows of $297.1 million during the nine months ended September 30, 2012.  Cash used for operating activities during the nine months ended September 30, 2013 was $1.2 million compared to $154.7 million of cash provided during the nine months ended September 30, 2012.  Cash paid for interest was $79.7 million higher in the nine months ended September 30, 2013 compared to the prior year due to the timing of accrued interest with the issuance of CCWH’s Subordinated Notes during the first quarter of 2012 and Clear Channel’s 9.0% Priority Guarantee Notes due 2019 during the fourth quarter of 2012.

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

Investing Activities

Cash used for investing activities of $28.0 million during the nine months ended September 30, 2013 reflected our capital expenditures of $197.3 million as well as proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.5 million.  We spent $58.3 million for capital expenditures in our CCME segment primarily related to leasehold improvements, $43.5 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $68.7 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $6.8 million in our Other category related to our national representation business, and $20.0 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $39.8 million of proceeds from sales of other operating and fixed assets.

Cash used for investing activities during the first nine months of 2012 primarily reflected capital expenditures of $260.5 million.  We spent $43.7 million for capital expenditures in our CCME segment, $84.7 million in our Americas outdoor segment primarily related to the construction of new billboards, $97.1 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts and $11.8 million in our Other segment related to our national representation business. Partially offsetting cash used for investing activities were $58.9 million of proceeds from the divestiture of our international neon business and the sales of other operating assets.

Financing Activities

Cash used for financing activities of $483.1 million during the nine months ended September 30, 2013 primarily reflected payments on long-term debt. Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of Clear Channel) using cash on hand. Clear Channel prepaid $846.9 million outstanding under its Term Loan A under its senior secured credit facilities using the proceeds from the issuance of Clear Channel’s 11.25% Priority Guarantee Notes, borrowings under its receivables based credit facility, and cash on hand.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Cash provided by financing activities of $156.9 million during the nine months ended September 30, 2012 primarily reflected the issuance of the Subordinated Notes by CCWH and the use of proceeds distributed to Clear Channel in connection with a special cash dividend paid by CCOH, in addition to cash on hand, to repay $2,096.2 million of indebtedness under Clear Channel’s senior secured credit facilities. Our financing activities also reflect a $244.7 million reduction in noncontrolling interest as a result of the special cash dividend from CCOH paid in connection with the Subordinated Notes issuance, which represents the portion paid to parties other than our subsidiaries that own CCOH common stock. In addition, Clear Channel repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from Clear Channel’s February 2011 issuance of $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes along with available cash on hand.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under Clear Channel’s domestic receivables based credit facility, subject to certain limitations contained in Clear Channel’s material financing agreements. At September 30, 2013, we had debt maturities totaling $5.9 million, $484.9 million, and $261.2 million in 2013, 2014, and 2015, respectively.  At September 30, 2013, we had $711.1 million of cash on our balance sheet including $295.9 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenants under Clear Channel’s financing agreements, depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. In connection with Clear Channel’s financing transactions completed in the second quarter of 2013, the average interest rate on our outstanding debt has increased.  We anticipate paying cash interest of approximately $325 million during the fourth quarter of 2013.  Future financing transactions may further increase interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and make us more vulnerable to changes in operating performance or economic downturns generally.  There can be no assurance that additional financing, if permitted under the terms of Clear Channel’s financing agreements, will be available on terms acceptable to us or at all. The inability to generate sufficient cash or obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations.

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

We were in compliance with the covenants contained in Clear Channel’s material financing agreements as of September 30, 2013, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in Clear Channel’s senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of September 30, 2013 and December 31, 2012, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2013	December 31, 2012
Senior Secured Credit Facilities	$8,227.5	$9,075.5
Receivables Based Facility (1)	247.0	-
Priority Guarantee Notes	4,324.8	3,749.8
Subsidiary senior revolving credit facility	-	-
Other Secured Subsidiary Debt	22.3	25.5
Total Secured Debt	12,821.6	12,850.8

Senior Cash Pay Notes	448.1	796.3
Senior Toggle Notes	340.0	829.8
Senior Notes	781.7	-
Clear Channel Senior Notes	1,436.5	1,748.6
Subsidiary Senior Notes	2,725.0	2,725.0
Subsidiary Senior Subordinated Notes	2,200.0	2,200.0
Other Clear Channel Subsidiary Debt	3.5	5.6
Purchase accounting adjustments and original issue discount	(345.2)	(409.0)
Total Debt	20,411.2	20,747.1
Less: Cash and cash equivalents	711.1	1,225.0
	$19,700.1	$19,522.1

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

The following table reflects a reconciliation of consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2013:

Four Quarters Ended
(In Millions)	September 30, 2013
Consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities)	$1,966.6
Less adjustments to consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(80.4)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in Clear Channel’s senior secured credit facilities)	(55.4)
Non-cash charges	(29.5)
Cash received from nonconsolidated affiliates	(20.4)
Other items	(23.4)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(778.5)
Operating income	979.0
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	778.5
Less: Interest expense	(1,632.4)
Less: Current income tax benefit	(54.4)
Plus: Other income (expense), net	(15.5)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	162.0
Change in assets and liabilities, net of assets acquired and liabilities assumed	112.1
Net cash provided by operating activities	$329.3

The maximum ratio under this financial covenant is currently set at 9.25:1 and reduces to 9.00:1 and 8.75:1 for the four quarters ended December 31, 2013 and December 31, 2014, respectively.  At September 30, 2013, our ratio was 6.3:1.

Senior Secured Credit Facility Amendment

During the second quarter of 2013, Clear Channel amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted Clear Channel to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D and any notes issued in connection with Clear Channel’s exchange of its outstanding 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 discussed later.

As of September 30, 2013, Clear Channel’s senior secured credit facility consisted of a $3.0 billion Term Loan B, which matures on January 30, 2016, a $197.2 million Term Loan C, which matures on January 30, 2016, and a $5.0 billion Term Loan D, which matures on January 30, 2019.

The new Term Loan D has the same security and guarantee package as the outstanding Term Loans B and C and borrowings under the new Term Loan D bear interest at a rate equal to, at Clear Channel’s option, adjusted LIBOR plus 6.75% or a base rate plus 5.75%.

Senior Notes Exchange

During the second quarter of 2013 Clear Channel completed the Note Exchange with certain holders of the Outstanding Cash Pay Notes and Outstanding Toggle Notes resulting in the issuance of $1.2 billion aggregate principal amount (including

$421.0 million principal amount issued to, and held by, a subsidiary of Clear Channel) of the Senior Notes due 2021.  In the Note Exchange, $348.1 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of Outstanding Toggle Notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the Note Exchange.  The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of Clear Channel’s senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

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

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At September 30, 2013, there were no amounts outstanding under the revolving credit facility, and $32.6 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Uses of Capital

Debt Repayments, Maturities and Other

During the third quarter of 2013, Clear Channel made a $25.3 million scheduled applicable high-yield discount obligation payment to the holders of the Outstanding Toggle Notes as of the payment date.

During the second quarter of 2013, Clear Channel exchanged $348.1 million aggregate principal amount of Outstanding Cash Pay Notes for $348.0 million aggregate principal amount of the Senior Notes due 2021 and $917.2 million aggregate principal amount of Outstanding Toggle Notes (including $452.7 million aggregate principal amount held by a subsidiary of Clear Channel) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of Clear Channel) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of Clear Channel), pursuant to the Note Exchange.  In connection with the Note Exchange and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, we incurred expenses of $17.9 million which are included in “Other expenses”.

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

Certain Relationships with the Sponsors

Clear Channel is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2013 and 2012, we recognized management fees and reimbursable expenses of $3.8 million and $3.9 million, respectively.  For the nine months ended September 30, 2013 and 2012, we recognized management fees and reimbursable expenses of $11.9 million and $11.9 million, respectively.

Settlement of CCOH Stockholder Litigation

In connection with the cash management arrangements for CCOH, Clear Channel maintains an intercompany revolving promissory note payable by Clear Channel to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by Clear Channel to CCOH.  As of September 30, 2013, the balance of the Note was $944.6 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.  The Note was the subject of derivative litigation filed in the Delaware Court of Chancery by stockholders of CCOH.  On March 28, 2013, legal counsel for the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the derivative litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q for additional information about the settlement.

On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors notified Clear Channel of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013 and declared a dividend of $200 million, which is conditioned upon Clear Channel having satisfied such demand, to be paid on November 8, 2013.  As the indirect parent of CCOH, Clear Channel will be entitled to approximately 88% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $24 million, will be paid to the public stockholders of CCOH.  Clear Channel will fund the net payment of this $24 million with cash on hand, which will reduce the amount of cash Clear Channel has available to fund its working capital needs, debt service obligations and other obligations.

On October 19, 2013, CCOH also established a committee of its board of directors for the specific purpose of monitoring the Note.  If notice of a demand for repayment is made pursuant to the terms of the committee charter in the future, CCOH would declare a simultaneous dividend equal to the amount so demanded, and a pro rata portion of that dividend would be paid to the public stockholders of CCOH.  Based on its current and anticipated levels of operations and conditions in its markets, we currently expect that Clear Channel would fund the dividends to be paid to the public stockholders of CCOH if and when demands are made using its existing sources of capital.

On October 23, 2013, Clear Channel and CCOH amended the Note in accordance with the terms of the settlement.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At September 30, 2013, approximately 41% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 30% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2013 would have changed by $4.6 million.

In the event of an adverse change in interest rates, management may take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions.  Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $6.4 million and $16.2 million for the three and nine months ended September 30, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended September 30, 2013 by $0.6 million and we estimate that our net income for the nine months ended September 30, 2013 would have decreased $1.6 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2013 would have increased our net income by a corresponding amount.

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

•         our ability to generate sufficient cash from operations or other liquidity-generating transactions and our need to allocate significant amounts of our cash to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of Clear Channel, which is, in turn, an indirect wholly owned subsidiary of ours. The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel’s and CCOH’s current and former directors and Clear Channel, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  CCOH also was named as a nominal defendant.  The complaints alleged, among other things, that in December 2009 Clear Channel breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by Clear Channel to CCOH (the “Note”) to extend the maturity date of the Note and to amend the interest rate payable on the Note. According to the complaints, the terms of the amended Note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further alleged that Clear Channel was unjustly enriched as a result of that transaction.  The complaints also alleged that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the litigation.  We, CCOH, and Clear Channel filed the MOU with the SEC as an exhibit to our respective Current Reports on Form 8-K filed on April 3, 2013.  On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  We, CCOH and Clear Channel filed the Stipulation of Settlement with the SEC as an exhibit to our respective Current Reports on Form 8-K filed on July 9, 2013.  On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.  On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors (i) notified Clear Channel of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013, (ii) declared a dividend of $200 million, which is conditioned upon Clear Channel having satisfied such demand, to be paid on November 8, 2013, and (iii) established a committee of the board of directors for the specific purpose of monitoring the Note.  On October 23, 2013, Clear Channel and CCOH amended the Note in accordance with the terms of the settlement. We, CCOH and Clear Channel announced CCOH’s intent to make a demand for repayment of $200 million outstanding under the Note and CCOH’s declaration of the dividend in our respective Current Reports on Form 8-K filed on October 21, 2013, and filed a copy of the amendment to the Note as an exhibit to our respective Current Reports on Form 8-K filed on October 23, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue.  Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement.  At a hearing held on September 16, 2013 the Court ordered Clear Channel Outdoor, Inc. to produce evidence on a sign-by-sign basis of the permitting history of each sign. This evidentiary hearing is scheduled for November 8, 2013.  Additionally, Summit Media, LLC has filed a motion for attorney’s fees under a private attorney general theory.  That motion currently is scheduled to be heard on December 11, 2013.

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On September 13, 2013, we issued and sold 184,800 shares of our Class A common stock to Lerer Investments II LLC, a Delaware limited liability company, for $693,000 in cash.  The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder, as the offering was not a public offering.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended September 30, 2013 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	61,950	$4.85	-		(2)
August 1 through August 31	-	-	-		(2)
September 1 through September 30	-	-	-		(2)
Total	61,950	$4.85	-	$82,934,423	(2)

(1)        The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2013 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

(2)        On August 9, 2010, Clear Channel, an indirect subsidiary of ours, announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CCOH, an indirect subsidiary of Clear Channel.  No shares of our Class A common stock or CCOH’s Class A common stock were purchased under the stock purchase program during the quarter ended September 30, 2013.  During 2011, a subsidiary of Clear Channel purchased $16,372,690 of the Class A common stock of CCOH (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of Clear Channel purchased $692,887 of our Class A common stock (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of our Class A common stock and CCOH’s Class A common stock, an aggregate of $82,934,423 remains available under the stock purchase program to purchase our Class A common stock and/or the Class A common stock of CCOH.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Amendment No. 1 to the Clear Channel 2008 Executive Incentive Plan, effective as of July 1, 2013.
10.2*	Second Amendment to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John Hogan, dated September 4, 2013.
10.3

Employment Agreement by and between CC Media Holdings, Inc. and Richard J. Bressler, dated July 29, 2013 (incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.4

Severance Agreement and General Release by and between Clear Channel Communications, Inc. and Thomas W. Casey, dated September 11, 2013 (incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on September 13, 2013).

11*	Statement re: Computation of Loss Per Share.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC MEDIA HOLDINGS, INC.

November 7, 2013

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary