Form 10-Q/A
period 2014-09-30
iHeartMedia, Inc.
filed 2014-10-30
CIK 1400891

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

(1)        Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

Explanatory Note

This Amendment No. 1 to iHeartMedia, Inc.’s Quarterly Report on Form 10−Q for the quarter ended September 30, 2014, is being filed to correct errors set forth in Exhibit 11 caused by an administrative error. Certain present and prior year information was incorrectly reported in Exhibit 11 only (but not in any of the other financial statements included in the Form 10−Q as initially filed). This Amendment No. 1 speaks as of the original filing date of the Form 10−Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the original Form 10−Q.