Form 10-Q
period 2015-06-30
iHeartMedia, Inc.
filed 2015-07-30
CIK 1400891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

                             incorporation or organization)

                           200 East Basse Road, Suite 100

                                      San Antonio, Texas                                                                                                    78209

                     (Address of principal executive offices)                                                                               (Zip Code)

(210) 822-2828

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [X]  Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                     Class Outstanding at July 28, 2015

            ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~                                                              ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~

           Class A Common Stock, $.001 par value                                                                                 28,952,320  (1)

           Class B Common Stock, $.001 par value                                                                                    555,556

           Class C Common Stock, $.001 par value                                                                                 58,967,502

IHEARTMEDIA, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30,
	2015	December 31,
	(Unaudited)	2014
CURRENT ASSETS
Cash and cash equivalents	$387,449	$457,024
Accounts receivable, net of allowance of $32,560 in 2015 and $32,396 in 2014	1,434,232	1,395,248
Prepaid expenses	223,044	191,572
Other current assets	141,111	136,299
Total Current Assets	2,185,836	2,180,143
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,542,361	1,614,199
Other property, plant and equipment, net	862,565	1,084,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,411,294	2,411,071
Indefinite-lived intangibles - permits	1,065,978	1,066,748
Other intangibles, net	1,083,979	1,206,727
Goodwill	4,177,772	4,187,424
OTHER ASSETS
Other assets	297,160	289,065
Total Assets	$13,626,945	$14,040,242
CURRENT LIABILITIES
Accounts payable	$122,424	$132,258
Accrued expenses	730,216	799,475
Accrued interest	286,892	252,900
Deferred income	227,042	176,048
Current portion of long-term debt	2,725	3,604
Total Current Liabilities	1,369,299	1,364,285
Long-term debt	20,371,803	20,322,414
Deferred income taxes	1,562,081	1,563,888
Other long-term liabilities	564,538	454,863
Commitments and contingent liabilities (Note 4)
SHAREHOLDERS' DEFICIT
Noncontrolling interest	197,477	224,140
Class A Common Stock, par value $.001 per share, authorized 400,000,000
shares, issued 29,101,656 and 29,307,583 shares in 2015 and 2014, respectively	29	29
Class B Common Stock, par value $.001 per share, authorized 150,000,000
shares, issued 555,556 shares in 2015 and 2014	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000
shares, issued 58,967,502 shares in 2015 and 2014	59	59
Additional paid-in capital	2,067,661	2,102,789
Accumulated deficit	(12,121,822)	(11,682,390)
Accumulated other comprehensive loss	(382,712)	(308,590)
Cost of shares (260,627 in 2015 and 227,638 in 2014) held in treasury	(1,469)	(1,246)
Total Shareholders' Deficit	(10,240,776)	(9,665,208)
Total Liabilities and Shareholders' Deficit	$13,626,945	$14,040,242

See Notes to Consolidated Financial Statements

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,599,859	$1,630,154	$2,944,423	$2,972,702
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	615,265	644,870	1,193,784	1,242,558
Selling, general and administrative expenses (excludes depreciation and amortization)	424,163	418,928	840,351	833,564
Corporate expenses (excludes depreciation and amortization)	80,592	82,197	157,880	154,902
Depreciation and amortization	168,394	174,062	338,847	348,933
Impairment charges	-	4,902	-	4,902
Other operating income (expense), net	100,754	(1,628)	91,780	(1,463)
Operating income	412,199	303,567	505,341	386,380
Interest expense	452,957	440,605	894,728	871,719
Gain on marketable securities	-	-	579	-
Equity in loss of nonconsolidated affiliates	(690)	(16)	(359)	(13,343)
Loss on extinguishment of debt	-	(47,503)	(2,201)	(51,419)
Other income, net	16,211	12,157	36,102	13,698
Loss before income taxes	(25,237)	(172,400)	(355,266)	(536,403)
Income tax benefit (expense)	(22,077)	621	(78,682)	(67,766)
Consolidated net loss	(47,314)	(171,779)	(433,948)	(604,169)
Less amount attributable to noncontrolling interest	7,152	14,852	5,484	6,651
Net loss attributable to the Company	$(54,466)	$(186,631)	$(439,432)	$(610,820)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,278	(12,232)	(79,881)	(14,449)
Unrealized gain on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(133)	(405)	689	679
Other adjustments to comprehensive loss	-	-	(1,154)	-
Reclassification adjustment for realized gains on securities included in net loss	-	-	-	3,309
Other comprehensive income (loss)	2,145	(12,637)	(80,346)	(10,461)
Comprehensive loss	(52,321)	(199,268)	(519,778)	(621,281)
Less amount attributable to noncontrolling interest	(4,287)	(1,979)	(10,640)	(4,942)
Comprehensive loss attributable to the Company	$(48,034)	$(197,289)	$(509,138)	$(616,339)

Net loss attributable to the Company per common share:
Basic	$(0.65)	$(2.22)	$(5.22)	$(7.28)
Weighted average common shares outstanding - Basic	84,238	83,916	84,178	83,858
Diluted	$(0.65)	$(2.22)	$(5.22)	$(7.28)
Weighted average common shares outstanding - Diluted	84,238	83,916	84,178	83,858

See Notes to Consolidated Financial Statements

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(433,948)	$(604,169)
Reconciling items:
Impairment charges	-	4,902
Depreciation and amortization	338,847	348,933
Deferred taxes	14,988	32,179
Provision for doubtful accounts	12,848	7,767
Amortization of deferred financing charges and note discounts, net	31,494	57,622
Share-based compensation	4,927	5,818
(Gain) loss on disposal of operating and fixed assets	(101,473)	1,463
Gain on marketable securities	(579)	-
Equity in loss of nonconsolidated affiliates	359	13,343
Loss on extinguishment of debt	2,201	51,419
Other reconciling items, net	(36,546)	(14,037)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(73,764)	9,714
Decrease in accrued expenses	(61,342)	(15,820)
Decrease in accounts payable	(6,126)	(19,928)
Increase in accrued interest	50,620	31,816
Increase in deferred income	56,230	67,696
Changes in other operating assets and liabilities	(38,342)	(24,922)
Net cash used in operating activities	(239,606)	(46,204)
Cash flows from investing activities:
Proceeds from sale of other investments	579	220,830
Purchases of property, plant and equipment	(124,877)	(141,421)
Proceeds from disposal of assets	393,637	5,899
Purchases of other operating assets	(3,970)	(1,733)
Change in other, net	(28,994)	(2,009)
Net cash provided by investing activities	236,375	81,566
Cash flows from financing activities:
Draws on credit facilities	120,000	820
Payments on credit facilities	(122,638)	(248,675)
Proceeds from long-term debt	950,000	1,059,975
Payments on long-term debt	(931,324)	(731,254)
Payments to purchase noncontrolling interests	(42,564)	-
Dividends and other payments to noncontrolling interests	(28,099)	(9,673)
Deferred financing charges	(10,021)	(15,526)
Change in other, net	2,602	(165)
Net cash provided by (used for) financing activities	(62,044)	55,502
Effect of exchange rate changes on cash	(4,300)	(577)
Net increase (decrease) in cash and cash equivalents	(69,575)	90,287
Cash and cash equivalents at beginning of period	457,024	708,151
Cash and cash equivalents at end of period	$387,449	$798,438
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$808,354	$756,322
Cash paid for taxes	24,465	19,233

See Notes to Consolidated Financial Statements

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries.  The Company’s reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).

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

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2015 presentation.

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

The Company was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of iHeartCommunications Inc. (“iHeartCommunications”).

New Accounting Pronouncements

During the first quarter of 2015, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update provides guidance for the recognition, measurement and disclosure of discontinued operations. The update is effective for annual periods beginning on or after 15 December 2014 and interim periods within those years.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This new standard eliminates the deferral of FAS 167, which has allowed entities with interest in certain investment funds to follow the previous consolidation guidance in FIN 46(R) and makes other changes to both the variable interest model and the voting model. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – Property, plant and equipment, INTANGIBLE ASSETS AND GOODWILL

Dispositions

During the first quarter of 2015, the Company sold two office buildings located in San Antonio, Texas for $34.3 million.  Concurrently with the sale of these properties, the Company entered into lease agreements for the continued use of the buildings, pursuant to which the Company will have annual lease payments of $2.6 million.  The Company recognized a gain of $8.1 million on the sale of one of the buildings, which is being recognized over the term of the lease.

On December 11, 2014, the Company announced that its subsidiary had entered into an agreement with Vertical Bridge Holdings, LLC (“Vertical Bridge”) for the sale of up to 411 of our broadcast communications tower sites.  On April 3, 2015, the Company’s affiliate and certain of the Company’s subsidiaries completed the first closing for the sale of 367 of the Company’s broadcast communications tower sites and related assets for $369.2 million. Simultaneous with the sale, the Company entered into lease agreements for the continued use of 360 of the towers sold.  The Company incurred $5.1 million in relation to these lease agreements in the three months ended June 30, 2015.  Upon completion of the transaction, the Company realized a net gain of $207.2 million, of which $108.1 million will be deferred and recognized over the lease term.  On July 16, 2015, the Company and certain of the Company’s subsidiaries completed the second closing for the sale of an additional nine of the Company’s broadcast communication tower sites and related assets for approximately $5.9 million. Simultaneous with the sale, the Company entered into lease agreements for the continued use of seven of the towers, pursuant to which the Company will have annual lease payments of $0.3 million.  The leases entered into as a part of these transactions are for a term of fifteen years and include three optional five-year renewal periods.

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2015 and December 31, 2014, respectively:

(In thousands)	June 30,	December 31,
	2015	2014
Land, buildings and improvements	$626,050	$731,925
Structures	3,005,159	2,999,582
Towers, transmitters and studio equipment	341,815	453,044
Furniture and other equipment	563,168	536,255
Construction in progress	70,953	95,671
	4,607,145	4,816,477
Less: accumulated depreciation	2,202,219	2,117,413
Other property, plant and equipment, net	$2,404,926	$2,699,064

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its iHM segment and billboard permits in its Americas outdoor advertising segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor advertising segment and in Latin America are subject to long-term, finite contracts, unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International outdoor advertising segment.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2015 and December 31, 2014, respectively:

(In thousands)	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$675,466	$(465,228)	$716,723	$(476,523)
Customer / advertiser relationships	1,222,518	(831,137)	1,222,518	(765,596)
Talent contracts	319,384	(238,231)	319,384	(223,936)
Representation contracts	241,158	(215,977)	238,313	(206,338)
Permanent easements	171,641	-	171,271	-
Other	388,122	(183,737)	388,160	(177,249)
Total	$3,018,289	$(1,934,310)	$3,056,369	$(1,849,642)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2015 and 2014 was $60.7 million and $66.3 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2015 and 2014 was $123.6 million and $133.2 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$220,130
2017	197,105
2018	130,993
2019	43,102
2020	36,115

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2013	$3,234,807	$585,227	$264,907	$117,246	$4,202,187
Acquisitions	17,900	-	-	299	18,199
Foreign currency	-	(653)	(32,369)	-	(33,022)
Other	60	-	-	-	60
Balance as of December 31, 2014	$3,252,767	$584,574	$232,538	$117,545	$4,187,424
Acquisitions	-	-	-	-	-
Foreign currency	-	(312)	(9,340)	-	(9,652)
Other	-	-	-	-	-
Balance as of June 30, 2015	$3,252,767	$584,262	$223,198	$117,545	$4,177,772

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2015 and December 31, 2014 consisted of the following:

(In thousands)	June 30,	December 31,
	2015	2014
Senior Secured Credit Facilities(1)	$6,300,000	$7,231,222
Receivables Based Credit Facility Due 2017(2)	-	-
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	-
Subsidiary Revolving Credit Facility Due 2018(3)	-	-
Other Secured Subsidiary Debt(4)	17,404	19,257
Total Consolidated Secured Debt	12,592,219	12,575,294

14.0% Senior Notes Due 2021(5)	1,678,314	1,661,697
iHeartCommunications Legacy Notes(6)	667,900	667,900
10.0% Senior Notes Due 2018	730,000	730,000
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other Subsidiary Debt	302	1,024
Purchase accounting adjustments and original issue discount	(219,207)	(234,897)
Total debt	20,374,528	20,326,018
Less: current portion	2,725	3,604
Total long-term debt	$20,371,803	$20,322,414

(1)	Term Loan D and Term Loan E mature in 2019.
(2)

The Receivables Based Credit Facility provides for borrowings up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base, subject to certain limitations contained in iHeartCommunications’ material financing agreements.

(3)	The Subsidiary Revolving Credit Facility provides for borrowings up to $75.0 million (the revolving credit commitment).
(4)	Other secured subsidiary debt matures at various dates from 2015 through 2045.
(5)	The 14.0% Senior Notes due 2021are subject to required payments at various dates from 2018 through 2021.
(6)

iHeartCommunications’ Legacy Notes, all of which were issued prior to the acquisition of iHeartCommunications by the Company in 2008, consist of Senior Notes maturing at various dates in 2016, 2018 and 2027.

The Company’s weighted average interest rates as of June 30, 2015 and December 31, 2014 were 8.4% and 8.1%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $19.2 billion and $19.7 billion as of June 30, 2015 and December 31, 2014, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2015, iHeartCommunications borrowed $120.0 million principal amount under its receivables based credit facility due 2017. During the second quarter of 2015, all outstanding amounts under the receivables based credit facility were repaid.

Debt Repayments, Maturities and Other

On February 26, 2015, iHeartCommunications prepaid at par $916.1 million of loans outstanding under its Term Loan B facility and $15.2 million of loans outstanding under its Term Loan C asset sale facility, using the net proceeds of the Priority Guarantee Notes due 2023 issued on such date.

Surety Bonds, Letters of Credit and Guarantees

As of June 30, 2015, iHeartCommunications had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $57.8 million, $108.6 million and $54.2 million, respectively. Bank guarantees of $13.2 million were cash secured.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. (“CCOI”) and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which CCOI had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009, the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to CCOI (77 of which displays were operating at the time of the ruling) and CCOI was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  CCOI is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs and has obtained a number of such permits.  CCOI is also pursuing a new ordinance to permit digital signage in the City.

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of Clear Channel in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day, Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. Clear Channel and its affiliates are cooperating with the national competition authorities.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – INCOME TAXES

Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three and six months ended June 30, 2015 and 2014, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax benefit (expense)	$(23,309)	$7,492	$(63,694)	$(35,587)
Deferred tax benefit (expense)	1,232	(6,871)	(14,988)	(32,179)
Income tax benefit (expense)	$(22,077)	$621	$(78,682)	$(67,766)

The effective tax rates for the three and six months ended June 30, 2015 were (87.5)% and (22.2)%, respectively.  The effective tax rates for the three and six months ended June 30, 2014 were 0.4% and (12.6)%, respectively.  The effective tax rates for the three and six months ended June 30, 2015 and 2014 were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from applicable period net operating losses in U.S. federal, state and certain foreign jurisdictions due to the uncertainty of the ability to utilize those assets in future periods.

NOTE 6 – SHAREHOLDERS’ DEFICIT

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders’ deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net income (loss)	(439,432)	5,484	(433,948)
Dividends and other payments to noncontrolling interests	-	(28,099)	(28,099)
Purchase of additional noncontrolling interests	(40,742)	(1,822)	(42,564)
Foreign currency translation adjustments	(69,288)	(10,593)	(79,881)
Unrealized holding gain on marketable securities	618	71	689
Other adjustments to comprehensive loss	(1,036)	(118)	(1,154)
Reclassifications	-	-	-
Other, net	975	8,414	9,389
Balances as of June 30, 2015	$(10,438,253)	$197,477	$(10,240,776)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net income (loss)	(610,820)	6,651	(604,169)
Dividends and other payments to noncontrolling interests	-	(9,673)	(9,673)
Foreign currency translation adjustments	(9,426)	(5,023)	(14,449)
Unrealized holding gain on marketable securities	598	81	679
Reclassifications	3,309	-	3,309
Other, net	705	4,991	5,696
Balances as of June 30, 2014	$(9,557,800)	$242,558	$(9,315,242)

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company and CCOH have granted restricted stock, restricted stock units and options to purchase shares of their Class A common stock to certain key individuals.

Stock Registration

On June 24, 2015, we registered 4,000,000 shares of the Company’s Class A common stock, par value $0.001 per share, for offer or sale under the our 2015 Executive Long-Term Incentive Plan.

On July 27, 2015, the board of directors approved the issuance of 1,253,831 restricted shares to certain key individuals pursuant to the 2015 Executive Long-term Incentive Plan.

NOTE 7 — OTHER INFORMATION

Other Comprehensive Income (Loss)

The total (decrease) increase in deferred income tax liabilities of other comprehensive income (loss) related to foreign currency translation adjustments and other for the quarters ended June 30, 2015 and 2014 were $0.0 million and $0.0 million, respectively. The total (decrease) increase in deferred income tax liabilities of other comprehensive income (loss) related to foreign currency translation adjustments and other for the six months ended June 30, 2015 and 2014 were $(0.6) million and $8.2 million, respectively.

Barter and Trade

Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues were $22.2 million and $17.9 million for the three months ended June 30, 2015 and 2014, respectively, and $52.2 million and $31.5 million for the six months ended June 30, 2015 and 2014, respectively.  Barter and trade expenses were $23.4 million and $16.4 million for the three months ended June 30, 2015 and 2014, respectively, and $51.5 million and $29.9 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 8 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Americas outdoor advertising segment consists of operations primarily in the United States, Canada and Latin America.  The International outdoor advertising segment primarily includes operations in Europe, Asia and Australia.  The Other category includes the Company’s media representation business as well as other general support services and initiatives that are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions for each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expense.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2015, the Company revised its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2015 and 2014:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2015
Revenue	$840,701	$341,286	$381,533	$40,040	$-	$(3,701)	$1,599,859
Direct operating expenses	241,826	149,712	222,630	3,039	-	(1,942)	615,265
Selling, general and administrative expenses	266,523	57,346	75,176	26,877	-	(1,759)	424,163
Depreciation and amortization	59,571	51,113	40,956	7,611	9,143	-	168,394
Corporate expenses	-	-	-	-	80,592	-	80,592
Other operating income, net	-	-	-	-	100,754	-	100,754
Operating income	$272,781	$83,115	$42,771	$2,513	$11,019	$-	$412,199
Intersegment revenues	$-	$1,062	$-	$2,639	$-	$-	$3,701
Capital expenditures	$15,414	$15,664	$31,752	$2,097	$3,495	$-	$68,422
Share-based compensation expense	$-	$-	$-	$-	$2,403	$-	$2,403

Three Months Ended June 30, 2014
Revenue	$806,337	$344,346	$436,859	$47,227	$-	$(4,615)	$1,630,154
Direct operating expenses	227,059	153,875	259,269	6,348	-	(1,681)	644,870
Selling, general and administrative expenses	250,681	58,448	81,823	30,910	-	(2,934)	418,928
Depreciation and amortization	59,230	49,848	47,889	8,655	8,440	-	174,062
Impairment charges	-	-	-	-	4,902	-	4,902
Corporate expenses	-	-	-	-	82,197	-	82,197
Other operating expense, net	-	-	-	-	(1,628)	-	(1,628)
Operating income (loss)	$269,367	$82,175	$47,878	$1,314	$(97,167)	$-	$303,567
Intersegment revenues	$-	$1,094	$-	$3,521	$-	$-	$4,615
Capital expenditures	$10,392	$21,683	$31,776	$1,079	$9,083	$-	$74,013
Share-based compensation expense	$-	$-	$-	$-	$2,782	$-	$2,782

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2015
Revenue	$1,538,502	$637,149	$700,713	$75,502	$-	$(7,443)	$2,944,423
Direct operating expenses	455,655	295,946	439,367	6,437	-	(3,621)	1,193,784
Selling, general and administrative expenses	527,872	112,983	146,669	56,649	-	(3,822)	840,351
Depreciation and amortization	120,313	101,453	83,397	15,277	18,407	-	338,847
Corporate expenses	-	-	-	-	157,880	-	157,880
Other operating expense, net	-	-	-	-	91,780	-	91,780
Operating income (loss)	$434,662	$126,767	$31,280	$(2,861)	$(84,507)	$-	$505,341
Intersegment revenues	$-	$2,163	$-	$5,280	$-	$-	$7,443
Capital expenditures	$27,327	$32,359	$56,857	$3,148	$5,186	$-	$124,877
Share-based compensation expense	$-	$-	$-	$-	$4,927	$-	$4,927

Six Months Ended June 30, 2014
Revenue	$1,476,684	$634,956	$781,500	$88,722	$-	$(9,160)	$2,972,702
Direct operating expenses	439,005	297,239	497,418	12,736	-	(3,840)	1,242,558
Selling, general and administrative expenses	504,025	114,817	158,404	61,638	-	(5,320)	833,564
Depreciation and amortization	119,555	99,559	96,220	17,374	16,225	-	348,933
Impairment charges	-	-	-	-	4,902	-	4,902
Corporate expenses	-	-	-	-	154,902	-	154,902
Other operating income, net	-	-	-	-	(1,463)	-	(1,463)
Operating income (loss)	$414,099	$123,341	$29,458	$(3,026)	$(177,492)	$-	$386,380
Intersegment revenues	$-	$2,070	$-	$7,090	$-	$-	$9,160
Capital expenditures	$20,684	$38,127	$52,638	$2,886	$27,086	$-	$141,421
Share-based compensation expense	$-	$-	$-	$-	$5,818	$-	$5,818

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2015 and 2014, the Company recognized management fees and reimbursable expenses of $3.9 million and $3.7 million, respectively.  For the six months ended June 30, 2015 and 2014, the Company recognized management fees and reimbursable expenses of $7.8 million and $7.7 million, respectively.

Stock Purchases

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of the Company and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion.  As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

iHeartCommunications, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors.

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

Effective during the first quarter of 2015, and in connection with certain changes in senior management at Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect wholly owned subsidiary of the Company, we reevaluated our segment reporting and determined that the Latin American operations were more appropriately aligned with the operations of the Americas Outdoor segment. As a result, the operations of Latin America are no longer reflected within the Company’s International Outdoor segment and are currently included in the results of its Americas Outdoor segment. In addition, the Company reorganized a portion of its national representation business such that the cost of sales personnel for iHM radio stations are now included in the iHM segment and the national representation business no longer charges iHM for intercompany cost allocations. These changes have been reflected in the Company’s segment reporting beginning in the first quarter of 2015. Accordingly, the Company has recast the corresponding segment disclosures for prior periods presented.

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

Our advertising revenue for all of our segments is correlated to changes in gross domestic product (“GDP”) as traditional advertising spending has historically trended in line with GDP, both domestically and internationally.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three months ended June 30, 2015 are summarized below:

•         Consolidated revenue decreased $30.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $69.2 million impact from movements in foreign exchange rates, consolidated revenue increased $38.9 million during the three months ended June 30, 2015 compared to the same period of 2014.

•         iHM revenue increased $34.4 million during the three months ended June 30, 2015 compared to the same period of 2014 driven primarily by our core local and national broadcast radio business, as well as traffic and weather, events and syndication businesses.

•         Americas outdoor revenue decreased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $2.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business.

•         International outdoor revenue decreased $55.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $64.0 million impact from movements in foreign exchange rates, International outdoor revenue increased $8.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by growth in Europe and Australia.

•         Other revenues decreased $7.2 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily as a result of lower political advertising revenues in our media representation business.

•         We spent $7.0 million on strategic revenue and efficiency initiatives during the three months ended June 30, 2015 to realign and improve our on-going business operations—a decrease of $13.6 million compared to the same period of 2014.

•         On April 3, 2015, we and certain of our subsidiaries completed the first closing of our previously-announced agreement with an affiliate of Vertical Bridge Holdings, LLC, for the sale of 411 of our broadcast communications tower sites and related assets for up to $400 million. In connection with the first closing, we sold 367 tower sites in exchange for $369 million of proceeds.  Simultaneous with the first closing, we entered into lease agreements for the continued use of 360 of the towers sold.

Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014 is as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$1,599,859	$1,630,154	(1.9%)	$2,944,423	$2,972,702	(1.0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	615,265	644,870	(4.6%)	1,193,784	1,242,558	(3.9%)
Selling, general and administrative expenses (excludes depreciation and amortization)	424,163	418,928	1.2%	840,351	833,564	0.8%
Corporate expenses (excludes depreciation and amortization)	80,592	82,197	(2.0%)	157,880	154,902	1.9%
Depreciation and amortization	168,394	174,062	(3.3%)	338,847	348,933	(2.9%)
Impairment charges	-	4,902	(100.0%)	-	4,902	(100.0%)
Other operating income (expense), net	100,754	(1,628)	(6288.8%)	91,780	(1,463)	(6373.4%)
Operating income	412,199	303,567	35.8%	505,341	386,380	30.8%
Interest expense	452,957	440,605		894,728	871,719
Gain on marketable securities	-	-		579	-
Equity in loss of nonconsolidated
affiliates	(690)	(16)		(359)	(13,343)
Loss on extinguishment of debt	-	(47,503)		(2,201)	(51,419)
Other income, net	16,211	12,157		36,102	13,698
Loss before income taxes	(25,237)	(172,400)		(355,266)	(536,403)
Income tax benefit (expense)	(22,077)	621		(78,682)	(67,766)
Consolidated net loss	(47,314)	(171,779)		(433,948)	(604,169)
Less amount attributable to noncontrolling interest	7,152	14,852		5,484	6,651
Net loss attributable to the Company	$(54,466)	$(186,631)		$(439,432)	$(610,820)

Consolidated Revenue

Consolidated revenue decreased $30.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $69.2 million impact from movements in foreign exchange rates, consolidated revenue increased $38.9 million during the three months ended June 30, 2015 compared to the same period of 2014. iHM revenue increased $34.4 million during the three months ended June 30, 2015 compared to the same period of 2014 driven primarily by our core local and national broadcast radio business, as well as our traffic and weather, events and syndication businesses, partially offset by a decrease in political advertising revenues. Americas outdoor revenue decreased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $2.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business. International outdoor revenue decreased $55.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $64.0 million impact from movements in foreign exchange rates, International outdoor revenue increased $8.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in Europe and growth in Australia.  Other revenues decreased $7.2 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily as a result of lower political advertising revenues in our media representation business.

Consolidated revenue decreased $28.3 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $122.9 million impact from movements in foreign exchange rates, consolidated revenue increased $94.6 million during the six months ended June 30, 2015 compared to the same period of 2014. iHM revenue increased $61.8 million during the six months ended June 30, 2015 compared to the same period of 2014 driven primarily by our core national broadcast, traffic and weather and syndication businesses and events, partially offset by a decrease in political advertising revenues. Americas outdoor revenue increased $2.2 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $8.9 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $11.1 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business. International outdoor revenue decreased $80.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $114.0 million impact from movements in foreign exchange rates, International outdoor revenue increased $33.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and growth in Europe, Australia and China.  Other revenues decreased $13.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily as a result of lower political advertising revenues from our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $29.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $42.8 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $13.2 million during the three months ended June 30, 2015 compared to the same period of 2014. iHM direct operating expenses increased $14.8 million during the three months ended June 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers (see Note 2 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q), event production costs and music license and performance royalties.  Americas outdoor direct operating expenses decreased $4.2 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $3.0 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $1.2 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to lower production costs.  International outdoor direct operating expenses decreased $36.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $39.7 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue.

Consolidated direct operating expenses decreased $48.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $78.8 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $30.0 million during the six months ended June 30, 2015 compared to the same period of 2014. iHM direct operating expenses increased $16.7 million during the six months ended June 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers and music license and performance royalties.  Americas outdoor direct operating expenses decreased $1.3 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $3.9 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International outdoor direct operating expenses decreased $58.1 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $73.6 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $15.5 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses increased $5.2 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $14.7 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $19.9 million during the three months ended June 30, 2015 compared to the same period of 2014. iHM SG&A expenses increased $15.8 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to higher advertising and promotion expenses, including barter and trade, and higher sales expense, including commissions, related to higher revenue. Americas outdoor SG&A expenses decreased $1.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $1.4 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.3 million during the three months ended June 30, 2015 compared to the same period of 2014. International outdoor SG&A expenses decreased $6.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $13.3 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $6.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense as well as higher litigation expenses.

Consolidated SG&A expenses increased $6.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $27.2 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $34.0 million during the six months ended June 30, 2015 compared to the same period of 2014.  iHM SG&A expenses increased $23.8 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher advertising and promotion expenses, including barter and trade. Americas outdoor SG&A expenses decreased $1.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $2.3 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.5 million during the six months ended June 30, 2015 compared to the same period of 2014. International outdoor SG&A expenses decreased $11.7 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $24.9 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $13.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Corporate Expenses

Corporate expenses decreased $1.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $1.1 million impact from movements in foreign exchange rates, corporate expenses decreased $0.5 million during the three months ended June 30, 2015 compared to the same period of 2014.  Corporate expenses were primarily impacted by a $3.4 million increase in expenses related to the negotiation of digital royalties before the Copyright Royalty Board offset by a $4.0 million decrease in costs related to revenue and efficiency initiatives for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Corporate expenses increased $3.0 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $2.4 million impact from movements in foreign exchange rates, corporate expenses increased $5.4 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to increased property and casualty insurance costs and employee benefits, as well as the impact of an $8.5 million insurance recovery related to shareholder litigation recognized in the first quarter of 2014. These increases were partially offset by lower severance costs, primarily as a result of the $6.3 million incurred in the first quarter 2014 related to the separation of the former iHM segment CEO. In addition, Corporate expenses were impacted by a $5.5 million increase in expenses related to the negotiation of digital royalties before the Copyright Royalty Board for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses incurred in connection with our strategic revenue and efficiency initiatives.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with improving our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Strategic revenue and efficiency costs were $7.0 million during the three months ended June 30, 2015. Of these costs, $1.6 million was incurred by our iHM segment, $0.5 million was incurred by our Americas outdoor segment, $1.2 million was incurred by our International outdoor segment, $0.5 million was incurred in our Other category and $3.2 million was incurred by Corporate. Of these expenses, $2.0 million are reported within direct operating expenses, $1.8 million are reported within SG&A and $3.2 million are reported within corporate expense.  In the second quarter of 2014, strategic revenue and efficiency costs of $1.5 million were reported within direct operating expenses, $11.8 million were reported within SG&A and $7.2 million were reported within corporate expenses.

Strategic revenue and efficiency costs were $17.1 million during the six months ended June 30, 2015. Of these costs, $3.5 million was incurred by our iHM segment, $1.0 million was incurred by our Americas outdoor segment, $1.9 million was incurred by our International outdoor segment, $3.3 million was incurred by our Other category and $7.4 million was incurred by Corporate. Additionally, $3.1 million are reported within direct operating expenses, $6.6 million are reported within SG&A and $7.4 million are reported within corporate expense.  In the first six months of 2014, strategic revenue and efficiency costs of $2.7 million were reported within direct operating expenses, $13.7 million were reported within SG&A and $17.3 million were reported within corporate expenses.

Depreciation and Amortization

Depreciation and amortization decreased $5.7 million and $10.1 million during the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014.  The decreases were primarily due to  the impact from movements in foreign exchange rates.

Other Operating Income (Expense), Net

Other operating income (expense), net was $100.8 million and $91.8 million for the three and six months ended June 30, 2015, respectively, related primarily to the sale and subsequent leaseback of radio towers (see Note 2 to our Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q).

Other operating income (expense), net was ($1.6) million and ($1.5) million for the three and six months ended June 30, 2014, respectively,  related primarily to the disposal of operating and fixed assets.

Interest Expense

Interest expense increased $12.4 million and $23.0 million during the three and six months ended June 30, 2015, respectively, compared to the same period of 2014, due to a higher weighted average cost of debt.

Equity in Loss of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates was $0.7 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

Equity in loss of nonconsolidated affiliates was $0.1 million and $13.3 million for the three and six months ended June 30, 2014, respectively,  related primarily to proceeds from the disposal of operating and fixed assets.  The loss of $13.3 million during the six months ended June 30, 2014 primarily related to the loss on the sale of our 50% interest in Australian Radio Network (“ARN”), which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Other Income, Net

Other income, net was $16.2 million and $36.1 million for the three and six months ended June 30, 2015, respectively, which primarily related to foreign currency gains recognized in connection with intercompany notes denominated in foreign currencies.

 Loss on Extinguishment of Debt

In connection with the first quarter 2015 prepayment of iHeartCommunications, Inc.’s (“iHeartCommunications”)  term loan facilities due 2016, we recognized a loss of $2.2 million.

During June 2014, iHeartCommunications redeemed $567.1 million aggregate principal amount of iHeartCommunications’ outstanding 5.5% Senior Notes due 2014 and $241.0 million aggregate principal amount of iHeartCommunications’ outstanding 4.9% Senior Notes due 2015. In connection with these transactions, we recognized a loss of $47.5 million.

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

Income Tax Benefit (Expense)

The effective tax rates for the three and six months ended June 30, 2015 were (87.5)% and (22.2)%, respectively. The effective tax rates for the three and six months ended June 30, 2014 were 0.4% and (12.6)%, respectively.  The effective tax rates for the three and six months ended June 30, 2015 and 2014 were primarily impacted by the deferred tax valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S federal, state and certain foreign jurisdictions.

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$840,701	$806,337	4%	$1,538,502	$1,476,684	4%
Direct operating expenses	241,826	227,059	7%	455,655	439,005	4%
SG&A expenses	266,523	250,681	6%	527,872	504,025	5%
Depreciation and amortization	59,571	59,230	1%	120,313	119,555	1%
Operating income	$272,781	$269,367	1%	$434,662	$414,099	5%

Three Months

iHM revenue increased $34.4 million during the three months ended June 30, 2015 compared to the same period of 2014 driven primarily by increases in our core local and national broadcast radio revenue, as well as our traffic and weather business.  The remaining increase resulted from events, such as the iHeartRadio Country Festival and our syndication business driven by growth in our news/talk format, as well as higher barter and trade revenue compared to the second quarter of 2014.  Partially offsetting these increases was a decrease in political advertising revenues.

iHM direct operating expenses increased $14.8 million during the three months ended June 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers (see Note 2 to our Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q), higher event production costs and higher music license and performance royalties. iHM SG&A expenses increased $15.8 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to higher advertising and promotion expenses, including barter and trade, and higher sales expense, including commissions, related to higher revenue. Strategic revenue and efficiency spending included in SG&A expenses decreased $4.5 million compared to the same period last year.

Six Months

iHM revenue increased $61.8 million during the six months ended June 30, 2015 compared to the same period of 2014 driven primarily by increases in our core national broadcast radio revenue, as well as our traffic and weather business.  The remaining increase resulted from higher revenue from events, such as the iHeartRadio Music Awards, the iHeartRadio Country Festival and growth in our syndication business driven by growth in our news/talk format, as well as higher barter and trade revenue.  Partially offsetting these increases were decreases in political advertising revenues.

iHM direct operating expenses increased $16.7 million during the six months ended June 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers (see Note 2 to our Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q) and higher music license and performance royalties. iHM SG&A expenses increased $23.8 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher advertising and promotion expenses, including barter and trade. Strategic revenue and efficiency spending included in SG&A expenses decreased $3.6 million compared to the same period last year.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$341,286	$344,346	(1%)	$637,149	$634,956	0%
Direct operating expenses	149,712	153,875	(3%)	295,946	297,239	(0%)
SG&A expenses	57,346	58,448	(2%)	112,983	114,817	(2%)
Depreciation and amortization	51,113	49,848	3%	101,453	99,559	2%
Operating income	$83,115	$82,175	1%	$126,767	$123,341	3%

Three Months

Americas outdoor revenue decreased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $2.1 million during the three months ended June 30, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our digital billboards as a result of increased capacity and occupancy, as well as higher revenues from our Spectacolor business.  These increases were partially offset by lower advertising revenues from our static bulletins and posters.

Americas outdoor direct operating expenses decreased $4.2 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $3.0 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $1.2 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to lower production costs.  Americas outdoor SG&A expenses decreased $1.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $1.4 million impact from movements in foreign exchange rates,

Americas outdoor SG&A expenses increased $0.3 million during the three months ended June 30, 2015 compared to the same period of 2014.

Six Months

Americas outdoor revenue increased $2.2 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $8.9 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $11.1 million during the six months ended June 30, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our digital billboards as a result of increased capacity and occupancy, as well as higher revenues from our Spectacolor business, partially offset by lower advertising revenues from our static bulletins and posters.

Americas outdoor direct operating expenses decreased $1.3 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $3.9 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas outdoor SG&A expenses decreased $1.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $2.3 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.5 million during the six months ended June 30, 2015 compared to the same period of 2014.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$381,533	$436,859	(13%)	$700,713	$781,500	(10%)
Direct operating expenses	222,630	259,269	(14%)	439,367	497,418	(12%)
SG&A expenses	75,176	81,823	(8%)	146,669	158,404	(7%)
Depreciation and amortization	40,956	47,889	(14%)	83,397	96,220	(13%)
Operating income	$42,771	$47,878	(11%)	$31,280	$29,458	6%

Three Months

International outdoor revenue decreased $55.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $64.0 million impact from movements in foreign exchange rates, International outdoor revenue increased $8.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Italy, France, Sweden and Norway, as well as growth in Australia.

International outdoor direct operating expenses decreased $36.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $39.7 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue. International outdoor SG&A expenses decreased $6.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $13.3 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $6.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense as well as higher litigation expenses.

Six Months

International outdoor revenue decreased $80.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $114.0 million impact from movements in foreign exchange rates, International outdoor revenue increased $33.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Italy, Sweden and Norway, as well as growth in Australia and China.

International outdoor direct operating expenses decreased $58.1 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $73.6 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $15.5 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, partially offset by lower production expenses in certain countries. International outdoor SG&A expenses decreased $11.7 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $24.9 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $13.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
iHM	$272,781	$269,367	$434,662	$414,099
Americas outdoor advertising	83,115	82,175	126,767	123,341
International outdoor advertising	42,771	47,878	31,280	29,458
Other	2,513	1,314	(2,861)	(3,026)
Impairment charges	-	(4,902)	-	(4,902)
Other operating income, net	100,754	(1,628)	91,780	(1,463)
Corporate expense (1)	(89,735)	(90,637)	(176,287)	(171,127)
Consolidated operating income	$412,199	$303,567	$505,341	$386,380

(1) Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

Certain employees receive equity awards from our and CCOH’s equity incentive plans.

Share-based compensation payments are recorded in corporate expenses and were $2.4 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $26.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of June 30, 2015, there was $22.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the six months ended June 30, 2015 and 2014, respectively:

(In thousands)	Six Months Ended June 30,
	2015	2014
Cash provided by (used for):
Operating activities	$(239,606)	$(46,204)
Investing activities	$236,375	$81,566
Financing activities	$(62,044)	$55,502

Operating Activities

Cash used for operating activities was $239.6 million during the six months ended June 30, 2015 compared to $46.2 million of cash used during the six months ended June 30, 2014.  Our consolidated net loss for the six months ended June 30, 2015 and 2014 included non-cash items of $267.1 million and $509.4 million, respectively. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows. The increase in cash used for operating activities can be partially attributed to changes in working capital balances, particularly accrued expenses and accrued interest resulting from the timing of payments.  Cash paid for interest during the six months ended June 30, 2015 was $808.4 million as compared to $756.3 million paid during the six months ended June 30, 2014.

Investing Activities

Cash provided by investing activities of $236.4 million during the six months ended June 30, 2015 primarily reflected proceeds of $369.0 million from the sale of broadcasting towers and related property and equipment, as well as proceeds of $34.3 million from the sale of our San Antonio office buildings, partially offset by closing costs incurred in relation to the sale of broadcasting towers of $10.0 million. We are leasing back a portion of the radio towers and related property and equipment, as well as the San Antonio office buildings, under long-term operating leases. Those sale proceeds were partially offset by $124.9 million used for capital expenditures. We spent $27.3 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $32.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $56.9 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $3.1 million in our Other category and $5.2 million in Corporate primarily related to equipment and software purchases.

Cash provided by investing activities of $81.6 million during the six months ended June 30, 2014 primarily reflected proceeds of $221.0 million from the sale of our 50% interest in ARN, partially offset by capital expenditures of $141.4 million.  We spent $20.7 million for capital expenditures in our iHM segment primarily related to leasehold improvements and equipment, $38.1 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $52.6 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $2.9 million in our Other category, and $27.1 million in Corporate primarily related to equipment and software purchases.

Financing Activities

Cash used for financing activities of $62.0 million during the six months ended June 30, 2015 primarily resulted from the $42.6 million purchase of CCOH’s Class A common stock and the net effect of the proceeds from the issuance of $950 million of 10.625% Priority Guarantee Notes due 2023 and the use of the net proceeds primarily to prepay at par $916.1 million of the loans outstanding under our Term Loan B facility and $15.2 million of the loans outstanding under our Term Loan C asset sale facility.

Cash provided by financing activities of $55.5 million during the six months ended June 30, 2014 primarily reflected proceeds from the issuance of long-term debt, partially offset by payments on credit facilities and long-term debt.  iHeartCommunications received cash proceeds from the issuance by CCU Escrow Corporation of 10% Senior Notes due 2018 ($850.0 million in aggregate principal amount) and the sale by a subsidiary of iHeartCommunications of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount).  This was partially offset by the redemption of the full $567.1 million principal amount outstanding of iHeartCommunications’ 5.5% Senior Notes due 2014 and the full $241.0 million principal amount outstanding of iHeartCommunications’ 4.9% Senior Notes due 2015, as well as repayment of the full $247.0 million principal amount outstanding under iHeartCommunications’ receivables-based credit facility.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flows from operations and borrowing capacity under iHeartCommunications’ domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications’ material financing agreements. A significant amount of our cash requirements are for debt service obligations.  We anticipate cash interest requirements of approximately $862.4 million for the remainder of 2015.  As of June 30, 2015, we had debt maturities totaling $1.4 million, $195.5 million, $6.8 million and $934.1 million in the remaining six months of 2015, and in 2016, 2017 and 2018, respectively.  As of June 30, 2015, we had $387.4 million of cash on our balance sheet, with $148.3 million in consolidated cash balances held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

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

Our financing transactions during 2014 and the six months ended June 30, 2015 increased our annual interest expense.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally and could negatively affect iHeartCommunications’ ability to obtain additional financing in the future.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and borrowing capacity under iHeartCommunications’ receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us.  We cannot assure you that this will be the case.  If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance iHeartCommunications’ and its subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in iHeartCommunications’ material financing agreements as of June 30, 2015, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications’ senior secured credit facilities. We believe our long-term plans, which include promoting spending by advertisers in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital billboards, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long-term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications’ obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications’ material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital
As of June 30, 2015 and December 31, 2014, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30, 2015	December 31, 2014
Senior Secured Credit Facilities:
Term Loan B Facility Due 2016	-	916.1
Term Loan C - Asset Sale Facility Due 2016	-	15.2
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	-	-
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	-
Subsidiary Revolving Credit Facility due 2018	-	-
Other Secured Subsidiary Debt (2)	17.4	19.2
Total Secured Debt	12,592.2	12,575.3

14.0% Senior Notes Due 2021	1,678.3	1,661.7
iHeartCommunications Legacy Notes:
5.5% Senior Notes Due 2016	192.9	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018	730.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Other Subsidiary Debt	0.3	1.0
Purchase accounting adjustments and original issue discount	(219.2)	(234.9)
Total Debt	20,374.5	20,326.0
Less: Cash and cash equivalents	387.4	457.0
	$19,987.1	$19,869.0

(1)

The receivables based credit facility provides for borrowings of up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based credit facility, subject to certain limitations contained in iHeartCommunications’ material financing agreements.

(2)	The subsidiary revolving credit facility provides for borrowings of up to $75.0 million (the revolving credit commitment).

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications and our equity securities and outstanding equity securities of CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our outstanding equity securities or the outstanding equity securities of CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities or properties. These purchases or sales, if any, could have a material positive or negative impact on our cash available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’ debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

               The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2015:

Four Quarters Ended
(In Millions)	June 30, 2015
Consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities)	$1,926.1
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(59.3)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications’ senior secured credit facilities)	(35.1)
Non-cash charges	(25.5)
Cash received from nonconsolidated affiliates	-
Other items	(11.0)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(594.7)
Operating income	1,200.5
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	582.5
Less: Interest expense	(1,764.6)
Less: Current income tax expense	(52.7)
Plus: Other income (expense), net	31.5
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	46.0
Change in assets and liabilities, net of assets acquired and liabilities assumed	8.5
Net cash provided by operating activities	$51.7

The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended June 30, 2015.  As of June 30, 2015, our ratio was 6.4:1.

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

During the first quarter of 2015, iHeartCommunications borrowed $120.0 million principal amount under its receivables based credit facility due 2017.  During the second quarter of 2015, all outstanding amounts under the receivables-based credit facility were repaid.

Sale Leasebacks

During the first quarter of 2015, we sold two office buildings located in San Antonio, TX in exchange for proceeds of $34.3 million.  Concurrently with the sale of these properties, we entered into lease agreements for the continued use of the buildings, pursuant to which we will have annual lease payments of $2.6 million.  We recognized a gain of $8.1 million on the sale of one of the buildings, which is being recognized over the term of the lease.

On December 11, 2014, we announced that our subsidiary had entered into an agreement with Vertical Bridge Holdings, LLC (“Vertical Bridge”) for the sale of up to 411 of our broadcast communications tower sites.  On April 3, 2015, our affiliate and certain of our subsidiaries completed the first closing for the sale of 367 of the Company’s broadcast communications tower sites and related assets for $369.2 million. Simultaneous with the sale, we entered into lease agreements for the continued use of 360 of the towers sold.  We incurred $5.1 million in relation to these lease agreements in the three months ended June 30, 2015.  Upon completion of the transaction, we realized a net gain of $207.2 million, of which $108.1 million will be deferred and recognized over the lease term.  On July 16, 2015, we and certain of our subsidiaries completed the second closing for the sale of an additional nine of our broadcast communication tower sites and related assets for approximately $5.9 million. Simultaneous with the sale, we entered into lease agreements for the continued use of seven of the towers, pursuant to which we will have annual lease payments of $0.3 million.  The leases entered into as a part of these transactions are for a term of fifteen years and include three optional five-year renewal periods.

Uses of Capital

Debt Repayments, Maturities and Other

On February 26, 2015, iHeartCommunications prepaid at par $916.1 million of loans outstanding under its Term Loan B facility and $15.2 million of loans outstanding under its Term Loan C asset sale facility, using a portion of the net proceeds of the Priority Guarantee Notes due 2023 issued on such date.

Stock Purchases

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of our Class A common stock and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion.  As of December 31, 2014, an aggregate $34.1 million was available under this program.  In January 2015, CC Finco purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors.

Stock Registration

On June 24, 2015, we registered 4,000,000 shares of our Class A common stock, par value $0.001 per share, for offer or sale under the our 2015 Executive Long-Term Incentive Plan.

On July [__], 2015, the board of directors approved the issuance of 1,253,831 restricted shares pursuant to the 2015 Executive Long-term Incentive Plan . [OPEN FOR CONFIRMATION AND DETAILS]

Certain Relationships with the Sponsors

iHeartCommunications is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2015 and 2014, we recognized management fees and reimbursable expenses of $3.9 million and $3.7 million, respectively.  For the six months ended June 30, 2015 and 2014, we recognized management fees and reimbursable expenses of $7.8 million and $7.7 million, respectively.

CCOH Note

In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of June 30, 2015, the balance of the Note was $936.9 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

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

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  Please refer to “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2015, approximately 31% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2015 would have changed by $2.9 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $29.6 million and $27.2 million for the three and six months ended June 30, 2015, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2015 by $3.0 million and we estimate that our net income for the six months ended June 30, 2015 would have decreased by

$2.7 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2015 would have increased our net income for the three and six months ended June 30, 2015 by corresponding amounts.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces in our iHM, Americas outdoor and International outdoor operations.

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

•         the risk that our strategic revenue and efficiency initiatives may not be entirely successful or that any cost savings achieved from such strategic revenue and efficiency initiatives may not persist; and

•         certain other factors set forth in our other filings with the SEC.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. (“CCOI”) and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which CCOI had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009, the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to CCOI (77 of which displays were operating at the time of the ruling) and CCOI was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  CCOI is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs and has obtained a number of such permits.  CCOI is also pursuing a new ordinance to permit digital signage in the City.

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of Clear Channel in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day, Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. Clear Channel and its affiliates are cooperating with the national competition authorities.

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended June 30, 2015 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30	2,204,224	$10.16	2,172,946	-
May 1 through May 31	812	7.48	-	-
June 1 through June 30	-	-	-	-
Total	2,205,036	$10.15	2,172,946	$-

(1)

The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2015 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

(2)

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of our Class A common stock and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion.  As of December 31, 2014, an aggregate $34.1 million was available under this program.  In January 2015, CC Finco, LLC “CC Finco”), an indirect wholly-owned subsidiary of the Company, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors.

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

July 30, 2015

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary