Form 10-Q
period 2015-09-30
iHeartMedia, Inc.
filed 2015-11-05
CIK 1400891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                     Class Outstanding at November 3, 2015

            ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~                                                              ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~

           Class A Common Stock, $.001 par value                                                                                 30,063,915  (1)

           Class B Common Stock, $.001 par value                                                                                    555,556

           Class C Common Stock, $.001 par value                                                                                 58,967,502

(1)        Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

IHEARTMEDIA, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30,
	2015	December 31,
	(Unaudited)	2014
CURRENT ASSETS
Cash and cash equivalents	$382,846	$457,024
Accounts receivable, net of allowance of $34,208 in 2015 and $32,396 in 2014	1,433,353	1,395,248
Prepaid expenses	217,310	191,572
Other current assets	132,094	136,299
Total Current Assets	2,165,603	2,180,143
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,491,781	1,614,199
Other property, plant and equipment, net	850,305	1,084,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,413,483	2,411,071
Indefinite-lived intangibles - permits	1,043,727	1,066,748
Other intangibles, net	1,026,368	1,206,727
Goodwill	4,171,354	4,187,424
OTHER ASSETS
Other assets	296,608	289,065
Total Assets	$13,459,229	$14,040,242
CURRENT LIABILITIES
Accounts payable	$117,020	$132,258
Accrued expenses	738,278	799,475
Accrued interest	157,338	252,900
Deferred income	204,177	176,048
Current portion of long-term debt	2,464	3,604
Total Current Liabilities	1,219,277	1,364,285
Long-term debt	20,585,954	20,322,414
Deferred income taxes	1,558,923	1,563,888
Other long-term liabilities	569,111	454,863
Commitments and contingent liabilities (Note 4)
SHAREHOLDERS' DEFICIT
Noncontrolling interest	199,643	224,140
Class A Common Stock, par value $.001 per share, authorized 400,000,000
shares, issued 30,284,541 and 29,307,583 shares in 2015 and 2014, respectively	30	29
Class B Common Stock, par value $.001 per share, authorized 150,000,000
shares, issued 555,556 shares in 2015 and 2014	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000
shares, issued 58,967,502 shares in 2015 and 2014	59	59
Additional paid-in capital	2,068,257	2,102,789
Accumulated deficit	(12,343,739)	(11,682,390)
Accumulated other comprehensive loss	(396,423)	(308,590)
Cost of shares (322,402 shares in 2015 and 227,638 shares in 2014) held in treasury	(1,864)	(1,246)
Total Shareholders' Deficit	(10,474,036)	(9,665,208)
Total Liabilities and Shareholders' Deficit	$13,459,229	$14,040,242

See Notes to Consolidated Financial Statements

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,579,514	$1,630,034	$4,523,937	$4,602,736
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	627,842	648,409	1,821,626	1,890,967
Selling, general and administrative expenses (excludes depreciation and amortization)	428,967	427,259	1,269,318	1,260,823
Corporate expenses (excludes depreciation and amortization)	74,542	78,202	232,422	233,104
Depreciation and amortization	166,320	175,865	505,167	524,798
Impairment charges	21,631	35	21,631	4,937
Other operating income, net	6,914	47,172	98,694	45,709
Operating income	267,126	347,436	772,467	733,816
Interest expense	453,921	432,616	1,348,649	1,304,335
Loss on investments, net	(5,000)	-	(4,421)	-
Equity in earnings (loss) of nonconsolidated affiliates	(857)	3,955	(1,216)	(9,388)
Loss on extinguishment of debt	-	(4,840)	(2,201)	(56,259)
Other income (expense), net	(17,976)	2,617	18,126	16,315
Loss before income taxes	(210,628)	(83,448)	(565,894)	(619,851)
Income tax expense	(2,841)	(24,376)	(81,523)	(92,142)
Consolidated net loss	(213,469)	(107,824)	(647,417)	(711,993)
Less amount attributable to noncontrolling interest	8,448	7,028	13,932	13,679
Net loss attributable to the Company	$(221,917)	$(114,852)	$(661,349)	$(725,672)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(22,102)	(63,063)	(101,983)	(77,512)
Unrealized holding gain (loss) on marketable securities	(149)	(74)	540	605
Other adjustments to comprehensive loss	-	-	(1,154)	-
Reclassification adjustment for realized gains on securities included in net loss	-	-	-	3,309
Other comprehensive loss	(22,251)	(63,137)	(102,597)	(73,598)
Comprehensive loss	(244,168)	(177,989)	(763,946)	(799,270)
Less amount attributable to noncontrolling interest	(8,540)	(9,744)	(19,180)	(14,686)
Comprehensive loss attributable to the Company	$(235,628)	$(168,245)	$(744,766)	$(784,584)

Net loss attributable to the Company per common share:
Basic	(2.63)	(1.37)	(7.85)	(8.65)
Weighted average common shares outstanding - Basic	84,350	83,991	84,236	83,903
Diluted	(2.63)	(1.37)	(7.85)	(8.65)
Weighted average common shares outstanding - Diluted	84,350	83,991	84,236	83,903

See Notes to Consolidated Financial Statements

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(647,417)	$(711,993)
Reconciling items:
Impairment charges	21,631	4,937
Depreciation and amortization	505,167	524,798
Deferred taxes	15,685	44,866
Provision for doubtful accounts	20,721	12,149
Amortization of deferred financing charges and note discounts, net	47,401	74,106
Share-based compensation	7,918	8,064
Gain on disposal of operating and fixed assets	(108,090)	(45,709)
Loss on investments, net	4,421	-
Equity in loss of nonconsolidated affiliates	1,216	9,388
Loss on extinguishment of debt	2,201	56,259
Other reconciling items, net	(18,716)	(16,291)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(93,312)	1,511
Increase in prepaid expenses and other current assets	(51,685)	(24,849)
Increase (decrease) in accrued expenses	(43,652)	10,120
Increase (decrease) in accounts payable	(10,955)	1,419
Decrease in accrued interest	(62,149)	(7,890)
Increase in deferred income	36,579	41,247
Changes in other operating assets and liabilities	9,887	(10,592)
Net cash used in operating activities	(363,149)	(28,460)
Cash flows from investing activities:
Proceeds from sale of other investments	579	236,644
Purchases of businesses	(2,887)	841
Purchases of property, plant and equipment	(192,492)	(195,008)
Proceeds from disposal of assets	405,284	10,367
Purchases of other operating assets	(6,358)	(3,279)
Purchases of other investments	(27,756)	(8,520)
Change in other, net	(2,419)	(4,444)
Net cash provided by investing activities	173,951	36,601
Cash flows from financing activities:
Draws on credit facilities	310,000	65,820
Payments on credit facilities	(123,304)	(315,032)
Proceeds from long-term debt	950,000	2,062,475
Payments on long-term debt	(931,372)	(1,944,564)
Payments to purchase noncontrolling interests	(42,798)	-
Dividends and other payments to noncontrolling interests	(28,088)	(32,581)
Deferred financing charges	(10,028)	(25,933)
Change in other, net	2,294	455
Net cash provided by (used for) financing activities	126,704	(189,360)
Effect of exchange rate changes on cash	(11,684)	(4,576)
Net decrease in cash and cash equivalents	(74,178)	(185,795)
Cash and cash equivalents at beginning of period	457,024	708,151
Cash and cash equivalents at end of period	$382,846	$522,356
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,364,055	$1,214,129
Cash paid for taxes	37,299	30,384

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

During the first quarter of 2015, in connection with the appointment of the new chief executive officer for Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of the Company, and a new chief executive officer for the Americas outdoor business, the Company reevaluated its segment reporting and determined that its Latin American operations should be managed by its Americas outdoor leadership team.  As a result, the operations of Latin America are no longer reflected within the Company’s International outdoor segment and are included in the results of its Americas outdoor segment.  In addition, the Company reorganized a portion of its national representation business such that the cost of sales personnel for iHM radio stations are now included in the iHM segment and its national representation business no longer charges iHM for intercompany cost allocations.  Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the Americas outdoor segment and has also recast the corresponding segment disclosures to reflect internal representation services as direct expenses of iHM.

The Company was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of iHeartCommunications, Inc. (“iHeartCommunications”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that direct debt liability.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

During the third quarter of 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

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

On December 11, 2014, the Company announced that its subsidiary had entered into an agreement with Vertical Bridge Holdings, LLC (“Vertical Bridge”) for the sale of up to 411 of our broadcast communications tower sites.  On April 3, 2015, the Company’s affiliate and certain of the Company’s subsidiaries completed the first closing for the sale of 367 of the Company’s broadcast communications tower sites and related assets for $369.2 million. Simultaneous with the sale, the Company entered into lease agreements for the continued use of 360 of the towers sold.  Upon completion of the transaction, the Company realized a net gain of $207.2 million, of which $108.1 million will be deferred and recognized over the lease term.  On July 16, 2015, the Company and certain of the Company’s subsidiaries completed the second closing for the sale of an additional nine of the Company’s broadcast communication tower sites and related assets for approximately $5.9 million. Simultaneous with the sale, the Company entered into lease agreements for the continued use of seven of the towers sold.  Upon completion of the second closing, the Company realized a net gain of $4.4 million, of which $1.7 million will be deferred and recognized over the lease term.  The Company incurred $5.2 million and $10.2 million in operating lease expense in relation to these agreements in the three and nine months ended September 30, 2015, respectively.  The leases entered into as a part of these transactions are for a term of fifteen years and include three optional five-year renewal periods.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2015 and December 31, 2014, respectively:

(In thousands)	September 30,	December 31,
	2015	2014
Land, buildings and improvements	$623,946	$731,925
Structures	2,974,643	2,999,582
Towers, transmitters and studio equipment	345,002	453,044
Furniture and other equipment	579,147	536,255
Construction in progress	71,330	95,671
	4,594,068	4,816,477
Less: accumulated depreciation	2,251,982	2,117,413
Other property, plant and equipment, net	$2,342,086	$2,699,064

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

Annual Impairment Test to FCC Licenses and Billboard Permits

Historically, the Company performed its annual impairment test on indefinite-lived intangible assets as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount.  If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis.  The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Corporate Valuation Consulting LLC (formerly a Mesirow Financial Consulting Practice), a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.

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

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rate and terminal values.  This data is populated using industry normalized information representing an average FCC license or billboard permit within a market.

The Company recognized an impairment charge related to its indefinite-lived intangible assets of $21.6 million during the three and nine months ended September 30, 2015.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2015 and December 31, 2014, respectively:

(In thousands)	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$663,303	$(465,834)	$716,723	$(476,523)
Customer / advertiser relationships	1,222,519	(861,346)	1,222,518	(765,596)
Talent contracts	319,384	(245,378)	319,384	(223,936)
Representation contracts	242,413	(218,940)	238,313	(206,338)
Permanent easements	171,825	-	171,271	-
Other	388,542	(190,120)	388,160	(177,249)
Total	$3,007,986	$(1,981,618)	$3,056,369	$(1,849,642)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2015 and 2014 was $57.3 million and $65.7 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2015 and 2014 was $180.9 million and $198.9 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$221,016
2017	197,193
2018	131,081
2019	43,455
2020	36,317

Annual Impairment Test to Goodwill

Historically, the Company performed its annual impairment test on goodwill as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.

Each of the Company’s U.S. radio markets and outdoor advertising markets are components.  The U.S. radio markets are aggregated into a single reporting unit and the U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55.  The Company also determined that each country within its Americas outdoor segment and International outdoor segment constitutes a separate reporting unit.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit and discounting such cash flows to their present value using a risk-adjusted discount rate.  Terminal values were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

The Company concluded no goodwill impairment charge was required for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2013	$3,270,521	$585,227	$264,907	$81,532	$4,202,187
Acquisitions	17,900	-	-	299	18,199
Foreign currency	-	(653)	(32,369)	-	(33,022)
Other	60	-	-	-	60
Balance as of December 31, 2014	$3,288,481	$584,574	$232,538	$81,831	$4,187,424
Acquisitions	-	-	-	-	-
Foreign currency	-	(636)	(15,434)	-	(16,070)
Other	-	-	-	-	-
Balance as of September 30, 2015	$3,288,481	$583,938	$217,104	$81,831	$4,171,354

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2015 and December 31, 2014 consisted of the following:

(In thousands)	September 30,	December 31,
	2015	2014
Senior Secured Credit Facilities(1)	$6,300,000	$7,231,222
Receivables Based Credit Facility Due 2017(2)	190,000	-
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	-
Subsidiary Revolving Credit Facility Due 2018(3)	-	-
Other Secured Subsidiary Debt(4)	16,377	19,257
Total Consolidated Secured Debt	12,781,192	12,575,294

14.0% Senior Notes Due 2021(5)	1,695,097	1,661,697
iHeartCommunications Legacy Notes(6)	667,900	667,900
10.0% Senior Notes Due 2018	730,000	730,000
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other Subsidiary Debt	178	1,024
Purchase accounting adjustments and original issue discount	(210,949)	(234,897)
Total debt	20,588,418	20,326,018
Less: current portion	2,464	3,604
Total long-term debt	$20,585,954	$20,322,414

(1)	Term Loan D and Term Loan E mature in 2019.
(2)

The Receivables Based Credit Facility provides for borrowings up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base, subject to certain limitations contained in iHeartCommunications’ material financing agreements.

(3)	The Subsidiary Revolving Credit Facility provides for borrowings up to $75.0 million (the revolving credit commitment).
(4)	Other secured subsidiary debt matures at various dates from 2015 through 2045.
(5)	The 14.0% Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.
(6)

iHeartCommunications’ Legacy Notes, all of which were issued prior to the acquisition of iHeartCommunications by the Company in 2008, consist of Senior Notes maturing at various dates in 2016, 2018 and 2027.

The Company’s weighted average interest rates as of September 30, 2015 and December 31, 2014 were 8.4% and 8.1%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $17.2 billion and $19.7 billion as of September 30, 2015 and December 31, 2014, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Debt Issuance

During the third quarter of 2015, iHeartCommunications borrowed $190.0 million aggregate principal amount under its receivables based credit facility due 2017 and used the borrowings for general corporate purposes.

On February 26, 2015, iHeartCommunications issued at par $950.0 million aggregate principal amount of 10.625% Priority Guarantee Notes due 2023.  The notes mature on March 15, 2023 and bear interest at a rate of 10.625% per annum, payable semi-annually in

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Surety Bonds, Letters of Credit and Guarantees

As of September 30, 2015, iHeartCommunications had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $63.4 million, $106.1 million and $58.7 million, respectively. Bank guarantees of $12.4 million were cash secured.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – INCOME TAXES

Income Tax Expense
The Company’s income tax expense for the three and nine months ended September 30, 2015 and 2014, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax expense	$(2,144)	$(11,689)	$(65,838)	$(47,276)
Deferred tax expense	(697)	(12,687)	(15,685)	(44,866)
Income tax expense	$(2,841)	$(24,376)	$(81,523)	$(92,142)

The effective tax rates for the three and nine months ended September 30, 2015 were (1.3)% and (14.4)%, respectively.  The effective tax rates for the three and nine months ended September 30, 2014 were (29.2)% and (14.9)%, respectively.  The effective tax rates for the three and nine months ended September 30, 2015 and 2014 were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from applicable period net operating losses in U.S. federal, state and certain foreign jurisdictions due to the uncertainty of the ability to utilize those assets in future periods.

NOTE 6 – SHAREHOLDERS’ DEFICIT

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders’ deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net income (loss)	(661,349)	13,932	(647,417)
Dividends and other payments to noncontrolling interests	-	(28,088)	(28,088)
Purchase of additional noncontrolling interests	(40,820)	(1,978)	(42,798)
Share-based compensation	1,873	6,045	7,918
Foreign currency translation adjustments	(82,865)	(19,118)	(101,983)
Unrealized holding gain on marketable securities	484	56	540
Other adjustments to comprehensive loss	(1,036)	(118)	(1,154)
Other, net	(618)	4,772	4,154
Balances as of September 30, 2015	$(10,673,679)	$199,643	$(10,474,036)

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net income (loss)	(725,672)	13,679	(711,993)
Dividends and other payments to noncontrolling interests	-	(32,581)	(32,581)
Share-based compensation	2,352	5,712	8,064
Foreign currency translation adjustments	(62,754)	(14,758)	(77,512)
Unrealized holding gain on marketable securities	533	72	605
Reclassifications	3,309	-	3,309
Other, net	(864)	1,396	532
Balances as of September 30, 2014	$(9,725,262)	$219,051	$(9,506,211)

The Company and CCOH have granted restricted stock, restricted stock units and options to purchase shares of their Class A common stock to certain key individuals.

Stock Registration

On June 24, 2015, we registered 4,000,000 shares of the Company’s Class A common stock, par value $0.001 per share, for offer or sale under our 2015 Executive Long-Term Incentive Plan.

On July 27, 2015, the board of directors approved the issuance of 1,253,831 restricted shares to certain key individuals pursuant to our 2015 Executive Long-term Incentive Plan.

NOTE 7 — OTHER INFORMATION

Other Comprehensive Income (Loss)

There was no change in deferred income tax liabilities related to components of other comprehensive income (loss) for the quarters ended September 30, 2015 and 2014. The total (decrease) increase in deferred income tax liabilities related to components of other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 were $(0.6) million and $8.2 million, respectively.

Barter and Trade

Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues were $31.0 million and $19.9 million for the three months ended September 30, 2015 and 2014, respectively, and $87.6 million and $54.2 million for the nine months ended September 30, 2015 and 2014, respectively.  Barter and trade expenses were $31.0 million and $22.7 million for the three months ended September 30, 2015 and 2014, respectively, and $84.1 million and $55.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2015, the Company revised its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2015 and 2014:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2015
Revenue	$846,865	$347,336	$348,941	$39,358	$-	$(2,986)	$1,579,514
Direct operating expenses	253,848	149,072	223,644	3,174	-	(1,896)	627,842
Selling, general and administrative expenses	272,349	59,539	73,020	25,149	-	(1,090)	428,967
Depreciation and amortization	59,408	50,121	41,564	5,896	9,331	-	166,320
Impairment charges	-	-	-	-	21,631	-	21,631
Corporate expenses	-	-	-	-	74,542	-	74,542
Other operating income, net	-	-	-	-	6,914	-	6,914
Operating income (loss)	$261,260	$88,604	$10,713	$5,139	$(98,590)	$-	$267,126
Intersegment revenues	$-	$347	$-	$2,639	$-	$-	$2,986
Capital expenditures	$13,533	$18,557	$28,665	$1,444	$5,416	$-	$67,615
Share-based compensation expense	$-	$-	$-	$-	$2,991	$-	$2,991

Three Months Ended September 30, 2014
Revenue	$830,509	$350,464	$392,330	$61,096	$-	$(4,365)	$1,630,034
Direct operating expenses	244,945	151,550	249,284	5,103	-	(2,473)	648,409
Selling, general and administrative expenses	259,283	60,994	78,619	30,245	-	(1,882)	427,259
Depreciation and amortization	59,359	51,303	47,775	8,389	9,039	-	175,865
Impairment charges	-	-	-	-	35	-	35
Corporate expenses	-	-	-	-	78,212	(10)	78,202
Other operating income, net	-	-	-	-	47,172	-	47,172
Operating income (loss)	$266,922	$86,617	$16,652	$17,359	$(40,114)	$-	$347,436
Intersegment revenues	$10	$721	$-	$3,634	$-	$-	$4,365
Capital expenditures	$9,336	$22,392	$19,448	$1,235	$1,176	$-	$53,587
Share-based compensation expense	$-	$-	$-	$-	$2,246	$-	$2,246

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2015
Revenue	$2,385,367	$984,485	$1,049,654	$114,860	$-	$(10,429)	$4,523,937
Direct operating expenses	709,503	445,018	663,011	9,611	-	(5,517)	1,821,626
Selling, general and administrative expenses	800,221	172,522	219,689	81,798	-	(4,912)	1,269,318
Depreciation and amortization	179,721	151,574	124,961	21,173	27,738	-	505,167
Impairment charges	-	-	-	-	21,631	-	21,631
Corporate expenses	-	-	-	-	232,422	-	232,422
Other operating income, net	-	-	-	-	98,694	-	98,694
Operating income (loss)	$695,922	$215,371	$41,993	$2,278	$(183,097)	$-	$772,467
Intersegment revenues	$-	$2,510	$-	$7,919	$-	$-	$10,429
Capital expenditures	$40,860	$50,916	$85,522	$4,592	$10,602	$-	$192,492
Share-based compensation expense	$-	$-	$-	$-	$7,918	$-	$7,918

Nine Months Ended September 30, 2014
Revenue	$2,307,193	$985,420	$1,173,830	$149,818	$-	$(13,525)	$4,602,736
Direct operating expenses	683,950	448,789	746,702	17,839	-	(6,313)	1,890,967
Selling, general and administrative expenses	763,308	175,811	237,023	91,883	-	(7,202)	1,260,823
Depreciation and amortization	178,914	150,862	143,995	25,763	25,264	-	524,798
Impairment charges	-	-	-	-	4,937	-	4,937
Corporate expenses	-	-	-	-	233,114	(10)	233,104
Other operating income, net	-	-	-	-	45,709	-	45,709
Operating income (loss)	$681,021	$209,958	$46,110	$14,333	$(217,606)	$-	$733,816
Intersegment revenues	$10	$2,791	$-	$10,724	$-	$-	$13,525
Capital expenditures	$30,020	$60,519	$72,086	$4,121	$28,262	$-	$195,008
Share-based compensation expense	$-	$-	$-	$-	$8,064	$-	$8,064

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2015 and 2014, the Company recognized management fees and reimbursable expenses of $3.9 million and $3.7 million, respectively.  For the nine months ended September 30, 2015 and 2014, the Company recognized management fees and reimbursable expenses of $11.7 million and $11.3 million, respectively.

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

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to iHeartMedia Capital I, LLC and its consolidated subsidiaries.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our events and national syndication businesses.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.  Certain prior-period amounts have been reclassified to conform to the 2015 presentation.

Effective during the first quarter of 2015, and in connection with certain changes in senior management at Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of the Company, we reevaluated our segment reporting and determined that the Latin American operations were more appropriately aligned with the operations of the Americas Outdoor segment. As a result, the operations of Latin America are no longer reflected within the Company’s International Outdoor segment and are currently included in the results of its Americas Outdoor segment. In addition, the Company reorganized a portion of its national representation business such that the cost of sales personnel for iHM radio stations are now included in the iHM segment and the national representation business no longer charges iHM for intercompany cost allocations. These changes have been reflected in the Company’s segment reporting beginning in the first quarter of 2015. Accordingly, the Company has recast the corresponding segment disclosures for prior periods presented.

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

Executive Summary

The key developments in our business for the three months ended September 30, 2015 are summarized below:

•         Consolidated revenue decreased $50.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $55.5 million impact from movements in foreign exchange rates, consolidated revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014.

•         iHM revenue increased $16.4 million during the three months ended September 30, 2015 compared to the same period of 2014.

•         Americas outdoor revenue decreased $3.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $7.1 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $4.0 million during the three months ended September 30, 2015 compared to the same period of 2014.

•         International outdoor revenue decreased $43.4 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $48.4 million impact from movements in foreign exchange rates, International outdoor revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014.

•         Other revenues decreased $21.7 million during the three months ended September 30, 2015 compared to the same period of 2014.

•         We spent $17.0 million on strategic revenue and efficiency initiatives during the three months ended September 30, 2015 to realign and improve our on-going business operations—a decrease of $0.8 million compared to the same period of 2014.

Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$1,579,514	$1,630,034	(3.1%)	$4,523,937	$4,602,736	(1.7%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	627,842	648,409	(3.2%)	1,821,626	1,890,967	(3.7%)
Selling, general and administrative expenses (excludes depreciation and amortization)	428,967	427,259	0.4%	1,269,318	1,260,823	0.7%
Corporate expenses (excludes depreciation and amortization)	74,542	78,202	(4.7%)	232,422	233,104	(0.3%)
Depreciation and amortization	166,320	175,865	(5.4%)	505,167	524,798	(3.7%)
Impairment charges	21,631	35	61702.9%	21,631	4,937	338.1%
Other operating income, net	6,914	47,172	(85.3%)	98,694	45,709	115.9%
Operating income	267,126	347,436	(23.1%)	772,467	733,816	5.3%
Interest expense	453,921	432,616		1,348,649	1,304,335
Loss on investments, net	(5,000)	-		(4,421)	-
Equity in earnings (loss) of nonconsolidated
affiliates	(857)	3,955		(1,216)	(9,388)
Loss on extinguishment of debt	-	(4,840)		(2,201)	(56,259)
Other income (expense), net	(17,976)	2,617		18,126	16,315
Loss before income taxes	(210,628)	(83,448)		(565,894)	(619,851)
Income tax expense	(2,841)	(24,376)		(81,523)	(92,142)
Consolidated net loss	(213,469)	(107,824)		(647,417)	(711,993)
Less amount attributable to noncontrolling interest	8,448	7,028		13,932	13,679
Net loss attributable to the Company	$(221,917)	$(114,852)		$(661,349)	$(725,672)

Consolidated Revenue

Consolidated revenue decreased $50.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $55.5 million impact from movements in foreign exchange rates, consolidated revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014. iHM revenue increased $16.4 million during the three months ended September 30, 2015 compared to the same period of 2014 driven primarily by sponsorship revenue related to the iHeartRadio Music Festival, barter and trade revenue, and digital revenue, partially offset by a decrease in political advertising revenues and lower core broadcast radio revenue. Americas outdoor revenue decreased $3.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $7.1 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $4.0 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from our Spectacolor business and street furniture. International outdoor revenue decreased $43.4 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $48.4 million impact from movements in foreign exchange rates, International outdoor revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in Europe.  Other revenues decreased $21.7 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily as a result of lower political advertising revenues in our media representation business.

Consolidated revenue decreased $78.8 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $178.4 million impact from movements in foreign exchange rates, consolidated revenue increased $99.6 million during the nine months ended September 30, 2015 compared to the same period of 2014. iHM revenue increased $78.2 million during the nine months ended September 30, 2015 compared to the same period of 2014 driven primarily by trade and barter revenue, traffic and weather business, events, syndication businesses and our core broadcast radio revenue, partially offset by decreases in political advertising revenues. Americas outdoor revenue decreased $0.9 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $16.0 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $15.1 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from our Spectacolor business and digital billboards. International outdoor revenue decreased $124.2 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $162.4 million impact from movements in foreign exchange rates, International outdoor revenue increased $38.2 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and growth in Europe, Australia and China.  Other revenues decreased $35.0 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily as a result of lower political advertising revenues from our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $20.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $37.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $17.1 million during the three months ended September 30, 2015 compared to the same period of 2014. iHM direct operating expenses increased $8.9 million during the three months ended September 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers (see Note 2 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q) and music license and performance royalties.  Americas outdoor direct operating expenses decreased $2.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $3.9 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $1.4 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International outdoor direct operating expenses decreased $25.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $8.2 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily as a result of site lease termination fees incurred in connection with strategic efficiency initiatives.

Consolidated direct operating expenses decreased $69.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $116.5 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $47.2 million during the nine months ended September 30, 2015 compared to the same period of 2014. iHM direct operating expenses increased $25.6 million during the nine months ended September 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers and music license and performance royalties.  Americas outdoor direct operating expenses decreased $3.8 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $9.1 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $5.3 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International outdoor direct operating expenses decreased $83.7 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $107.4 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $23.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, as well as higher spending on strategic efficiency initiatives.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses increased $1.7 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $13.1 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $14.8 million during the three months ended September 30, 2015 compared to the same period of 2014. iHM SG&A expenses increased $13.1 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher barter and trade expenses, sales activation costs and commissions related to higher revenue. Americas outdoor SG&A expenses decreased $1.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $2.0 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.5 million during the three months ended September 30, 2015 compared to the same period of 2014. International outdoor SG&A expenses decreased $5.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $11.1 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $5.5 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher legal costs as well as higher compensation expense in certain countries. Additionally, SG&A expenses from our media representation business decreased $5.1 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to savings from past efficiency initiatives.

Consolidated SG&A expenses increased $8.5 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $40.3 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $48.8 million during the nine months ended September 30, 2015 compared to the same period of 2014.  iHM SG&A expenses increased $36.9 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher barter and trade expenses and higher sales expense, including commissions related to higher revenue. Americas outdoor SG&A expenses decreased $3.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $4.3 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $1.0 million during the nine months ended September 30, 2015 compared to the same period of 2014. International outdoor SG&A expenses decreased $17.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $36.0 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $18.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues. Additionally, SG&A expenses from our media representation business decreased $10.1 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to savings from past efficiency initiatives.

Corporate Expenses

Corporate expenses decreased $3.7 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $0.7 million impact from movements in foreign exchange rates, corporate expenses decreased $3.0 million during the three months ended September 30, 2015 compared to the same period of 2014.  Corporate expenses were primarily impacted by a decrease in spending related to our revenue and efficiency initiatives for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Corporate expenses decreased $0.7 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $3.2 million impact from movements in foreign exchange rates, corporate expenses increased $2.5 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to increased property and casualty insurance costs and employee benefits, as well as the impact of an $8.5 million insurance recovery related to shareholder litigation recognized in the first quarter of 2014. The increases were partially offset by lower severance costs, primarily as a result of $6.3 million in expense incurred in the first quarter 2014 related to the separation of the former iHM segment CEO. In addition, Corporate expenses were impacted by a $6.5 million increase in expenses related to the negotiation of digital royalties before the Copyright Royalty Board for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses incurred in connection with our strategic revenue and efficiency initiatives.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, contract cancellation costs, consulting expenses, and other costs incurred in connection with improving our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Strategic revenue and efficiency costs were $17.0 million during the three months ended September 30, 2015. Of these costs, $4.9 million was incurred by our iHM segment, $0.5 million was incurred by our Americas outdoor segment, $7.3 million was incurred by our International outdoor segment, $0.2 million was incurred in our Other category and $4.1 million was incurred by Corporate. Of these expenses, $7.9 million are reported within direct operating expenses, $5.0 million are reported within SG&A and $4.1 million are reported within corporate expense.  In the third quarter of 2014, strategic revenue and efficiency costs of $3.4 million were reported within direct operating expenses, $6.3 million were reported within SG&A and $8.1 million were reported within corporate expenses.

Strategic revenue and efficiency costs were $34.1 million during the nine months ended September 30, 2015. Of these costs, $8.4 million was incurred by our iHM segment, $1.6 million was incurred by our Americas outdoor segment, $9.1 million was incurred by our International outdoor segment, $3.5 million was incurred by our Other category and $11.5 million was incurred by Corporate. Additionally, $11.0 million are reported within direct operating expenses, $11.6 million are reported within SG&A and $11.5 million are reported within corporate expense.  In the first nine months of 2014, strategic revenue and efficiency costs of $7.8 million were reported within direct operating expenses, $18.3 million were reported within SG&A and $25.5 million were reported within corporate expenses.

Depreciation and Amortization

Depreciation and amortization decreased $9.5 million and $19.6 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014.  The decreases were primarily due to  the impact from movements in foreign exchange rates and assets becoming fully depreciated or amortized.

Impairment Charges

Historically, the Company performed its annual impairment test on our goodwill, FCC licenses, billboard permits, and other intangible assets as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, we recorded impairment charges of $21.6 million during the three and nine months ended September 30, 2015 related to billboard permits in one outdoor market.  During the three and nine months ended September 30, 2014, we recognized impairment charges of $0.0 million and $4.9 million, respectively, primarily related to the impairment of property, plant and equipment.  Please see Note 2 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.

Other Operating Income, Net

Other operating income, net was $6.9 million and $98.7 million for the three and nine months ended September 30, 2015, respectively, related primarily to the sale and subsequent leaseback of radio towers (see Note 2 to our Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q).

Other operating income was $47.2 million and $45.7 million for the three and nine months ended September 30, 2014, respectively, related primarily to a non-cash gain of $43.5 million recognized during the three months ended September 30, 2014 related to the sale of non-core radio stations in exchange for a portfolio of 29 stations in five markets.

Interest Expense

Interest expense increased $21.3 million and $44.3 million during the three and nine months ended September 30, 2015, respectively, compared to the same period of 2014, due to a higher weighted average cost of debt.

Loss on Investments, Net

In the three and nine months ended September 30, 2015, we recognized a loss of $5.0 million related to cost method investments.  No impairment was recognized in the three and nine months ended September 30, 2014.

Equity in Loss of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates was $0.9 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

Equity in loss of nonconsolidated affiliates of $9.4 million during the nine months ended September 30, 2014 primarily related to the $4.5 million gain on the sale of our 50% interest in Buspak in the third quarter of 2014, offset by the first quarter 2014 sale of our 50% interest in ARN, which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Other Income (Expense), Net

Other income (expense), net was ($18.0) million and $18.1 million for the three and nine months ended September 30, 2015, respectively, which primarily relates to foreign currency gains/(losses) recognized in connection with movements in the Euro compared to the British Pound, impacting intercompany notes.

Other income, net was $2.6 million and $16.3 million for the three and nine months ended September 30, 2014, respectively, which primarily relates to foreign currency gains/(losses) recognized in connection with movements in the Euro compared to the British Pound, impacting intercompany notes.

 Loss on Extinguishment of Debt

In connection with the first quarter 2015 prepayment of iHeartCommunications’ term loan facilities due 2016, we recognized a loss of $2.2 million.

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

Income Tax Expense

The effective tax rates for the three and nine months ended September 30, 2015 were (1.3)% and (14.4)%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 were (29.2)% and (14.9)%, respectively.  The effective tax rates for the three and nine months ended September 30, 2015 and 2014 were primarily impacted by the deferred tax valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S federal, state and certain foreign jurisdictions.

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$846,865	$830,509	2%	$2,385,367	$2,307,193	3%
Direct operating expenses	253,848	244,945	4%	709,503	683,950	4%
SG&A expenses	272,349	259,283	5%	800,221	763,308	5%
Depreciation and amortization	59,408	59,359	0%	179,721	178,914	0%
Operating income	$261,260	$266,922	(2%)	$695,922	$681,021	2%

Three Months

iHM revenue increased $16.4 million during the three months ended September 30, 2015 compared to the same period of 2014 driven primarily by barter and trade revenue, sponsorship revenue related to the iHeartRadio Music Festival and digital revenue. Partially offsetting these increases was a decrease in political advertising revenues, lower core broadcast radio revenue and prior year revenue from the radio towers sold this year (see Note 2 to our Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q).

iHM direct operating expenses increased $8.9 million during the three months ended September 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers (see Note 2 to our Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q) and higher music license and performance royalties. iHM SG&A expenses increased $13.1 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher barter and trade expenses, sales activation costs, investments in national sales capabilities and higher commissions related to higher revenue. Strategic revenue and efficiency spending included in SG&A expenses decreased $0.5 million compared to the same period last year.

Nine Months

iHM revenue increased $78.2 million during the nine months ended September 30, 2015 compared to the same period of 2014 driven primarily by increases in trade and barter revenue, traffic and weather business and events, such as the iHeartRadio Music Festival, the iHeartRadio Music Awards and the iHeartRadio Country Festival. The remaining increase resulted from growth in our syndication business driven by growth in our news/talk format, as well as higher revenue from our core broadcast radio business.  Partially offsetting these increases were decreases in political advertising revenues.

iHM direct operating expenses increased $25.6 million during the nine months ended September 30, 2015 compared to the same period of 2014, primarily due to higher lease expense as a result of the sale and subsequent leaseback of radio towers (see Note 2 to our Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q) and higher music license and performance royalties. iHM SG&A expenses increased $36.9 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher barter and trade expenses, investments in national and digital sales capabilities and higher commissions related to higher revenue. Strategic revenue and efficiency spending included in SG&A expenses decreased $5.3 million compared to the same period last year.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$347,336	$350,464	(1%)	$984,485	$985,420	(0%)
Direct operating expenses	149,072	151,550	(2%)	445,018	448,789	(1%)
SG&A expenses	59,539	60,994	(2%)	172,522	175,811	(2%)
Depreciation and amortization	50,121	51,303	(2%)	151,574	150,862	0%
Operating income	$88,604	$86,617	2%	$215,371	$209,958	3%

Three Months

Americas outdoor revenue decreased $3.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $7.1 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $4.0 million during the three months ended September 30, 2015 compared to the same period of 2014 driven primarily by higher revenues from our Spectacolor and street furniture businesses.  These increases were partially offset by lower advertising revenues from our static and digital bulletins and posters.

Americas outdoor direct operating expenses decreased $2.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $3.9 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $1.4 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas outdoor SG&A expenses decreased $1.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $2.0 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.5 million during the three months ended September 30, 2015 compared to the same period of 2014.

Nine Months

Americas outdoor revenue decreased $0.9 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $16.0 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $15.1 million during the nine months ended September 30, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our Spectacolor business, as well as our digital billboards as a result of increased occupancy, partially offset by lower advertising revenues from our static bulletins and posters.

Americas outdoor direct operating expenses decreased $3.8 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $9.1 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $5.3 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas outdoor SG&A expenses decreased $3.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $4.3 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $1.0 million during the nine months ended September 30, 2015 compared to the same period of 2014.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$348,941	$392,330	(11%)	$1,049,654	$1,173,830	(11%)
Direct operating expenses	223,644	249,284	(10%)	663,011	746,702	(11%)
SG&A expenses	73,020	78,619	(7%)	219,689	237,023	(7%)
Depreciation and amortization	41,564	47,775	(13%)	124,961	143,995	(13%)
Operating income	$10,713	$16,652	(36%)	$41,993	$46,110	(9%)

Three Months

International outdoor revenue decreased $43.4 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $48.4 million impact from movements in foreign exchange rates, International outdoor revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including the UK, Norway and Italy, partially offset by decreases in other countries, including France.

International outdoor direct operating expenses decreased $25.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $8.2 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily as a result of site lease termination fees incurred in connection with strategic efficiency initiatives, as well as higher site lease expense related to higher revenues, in certain countries. International outdoor SG&A expenses decreased $5.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $11.1 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $5.5 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher legal costs as well as higher compensation expense in certain countries.

Nine Months

International outdoor revenue decreased $124.2 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $162.4 million impact from movements in foreign exchange rates, International outdoor revenue increased $38.2 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Italy, Norway, Sweden and the UK, as well as growth in Australia and China, partially offset by decreases in certain countries including France and Denmark.

International outdoor direct operating expenses decreased $83.7 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $107.4 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $23.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, as well as site lease termination fees incurred in connection with strategic efficiency initiatives. International outdoor SG&A expenses decreased $17.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $36.0 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $18.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
iHM	$261,260	$266,922	$695,922	$681,021
Americas outdoor advertising	88,604	86,617	215,371	209,958
International outdoor advertising	10,713	16,652	41,993	46,110
Other	5,139	17,359	2,278	14,333
Impairment charges	(21,631)	(35)	(21,631)	(4,937)
Other operating income, net	6,914	47,172	98,694	45,709
Corporate expense (1)	(83,873)	(87,251)	(260,160)	(258,378)
Consolidated operating income	$267,126	$347,436	$772,467	$733,816

(1) Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

Certain employees receive equity awards from our and CCOH’s equity incentive plans.

Share-based compensation payments are recorded in corporate expenses and were $3.0 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $7.9 million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $28.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2015, there was $25.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the nine months ended September 30, 2015 and 2014, respectively:

(In thousands)	Nine Months Ended September 30,
	2015	2014
Cash provided by (used for):
Operating activities	$(363,149)	$(28,460)
Investing activities	$173,951	$36,601
Financing activities	$126,704	$(189,360)

Operating Activities

Cash used for operating activities was $363.1 million during the nine months ended September 30, 2015 compared to $28.5 million of cash used during the nine months ended September 30, 2014.  Our consolidated net loss for the nine months ended September 30, 2015 and 2014 included non-cash items of $499.6 million and $672.6 million, respectively. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows. The increase in cash used for operating activities can be partially attributed to changes in working capital balances, particularly accounts receivable, as well as accrued expenses and accrued interest resulting from the timing of payments.  Cash paid for interest during the nine months ended September 30, 2015 was $1,364.1 million as compared to $1,214.1 million paid during the nine months ended September 30, 2014.

Investing Activities

Cash provided by investing activities of $174.0 million during the nine months ended September 30, 2015 primarily reflected proceeds of $374.9 million from the sale of broadcasting towers and related property and equipment, as well as proceeds of $34.3 million from the sale of our San Antonio office buildings, partially offset by closing costs incurred in relation to the sale of broadcasting towers of $10.0 million. We are leasing back a portion of the radio towers and related property and equipment, as well as the San Antonio office buildings, under long-term operating leases. Those sale proceeds were partially offset by $192.5 million used for capital expenditures. We spent $40.9 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $50.9 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $85.5 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $4.6 million in our Other category and $10.6 million in Corporate primarily related to equipment and software purchases.

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

Financing Activities

Cash provided by financing activities of $126.7 million during the nine months ended September 30, 2015 primarily resulted from draws under iHeartCommunications’ receivables based credit facility of $190.0 million and the net effect of the proceeds from the issuance of $950 million of 10.625% Priority Guarantee Notes due 2023 and the use of the net proceeds primarily to prepay at par $916.1 million of the loans outstanding under our Term Loan B facility and $15.2 million of the loans outstanding under our Term Loan C asset sale facility, offset by cash paid of $42.6 million to purchase CCOH’s Class A common stock.

Cash used for financing activities of $189.4 million during the nine months ended September 30, 2014 primarily reflected payments on credit facilities and long-term debt, partially offset by proceeds from the issuance of long-term debt and the payment by

CCOH of a dividend to Class A CCOH shareholders.  iHeartCommunications received cash proceeds from the issuance of 10% Senior Notes due 2018 ($850.0 million in aggregate principal amount), the sale by a subsidiary of iHeartCommunications of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount) and the issuance to private purchasers of 9% Priority Guarantee Notes due 2022 ($1,000.0 million in aggregate principal amount).  This was partially offset by the redemption of $567.1 million principal amount outstanding of iHeartCommunications’ 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of the Company) and $241.0 million principal amount outstanding of iHeartCommunications’ 4.9% Senior Notes due 2015, the repayment of the full $247.0 million principal amount outstanding under iHeartCommunications’ receivables-based credit facility, and the prepayment of $974.9 million aggregate principal amount of the Term B facility due 2016 and $16.1 million aggregate principal amount of the Term loan C facility due 2016.  In addition, we redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016, and the $127.9 million aggregate principal amount of Senior Toggle Notes due 2016.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flows from operations and borrowing capacity under iHeartCommunications’ domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications’ material financing agreements. A significant amount of our cash requirements are for debt service obligations.  We anticipate cash interest requirements of approximately $313.8 million for the remainder of 2015.  As of September 30, 2015, we had debt maturities totaling $0.6 million, $195.4 million, $196.4 million and $934.1 million in the remaining three months of 2015, and in 2016, 2017 and 2018, respectively.  As of September 30, 2015, we had $382.8 million of cash on our balance sheet, with $163.1 million in consolidated cash balances held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

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

Our financing transactions during 2014 and the nine months ended September 30, 2015 increased our annual interest expense.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally and could negatively affect iHeartCommunications’ ability to obtain additional financing in the future.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications’ receivables based credit facility and cash from liquidity generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us.  We cannot assure you that this will be the case.  If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance iHeartCommunications’ and its subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in iHeartCommunications’ material financing agreements as of September 30, 2015, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications’ senior secured credit facilities. We believe our long-term plans, which include promoting spending by advertisers in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital billboards, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long-term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications’ obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications’ material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital
As of September 30, 2015 and December 31, 2014, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2015	December 31, 2014
Senior Secured Credit Facilities:
Term Loan B Facility Due 2016	-	916.1
Term Loan C - Asset Sale Facility Due 2016	-	15.2
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	190.0	-
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	-
Subsidiary Revolving Credit Facility due 2018	-	-
Other Secured Subsidiary Debt (2)	16.4	19.2
Total Secured Debt	12,781.2	12,575.3

14.0% Senior Notes Due 2021	1,695.1	1,661.7
iHeartCommunications Legacy Notes:
5.5% Senior Notes Due 2016	192.9	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018	730.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Other Subsidiary Debt	0.2	1.0
Purchase accounting adjustments and original issue discount	(211.0)	(234.9)
Total Debt	20,588.4	20,326.0
Less: Cash and cash equivalents	382.8	457.0
	$20,205.6	$19,869.0

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

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications and our equity securities and outstanding equity securities of CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our equity securities and or the outstanding equity securities of CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities or properties. These purchases or sales, if any, could have a material positive or negative impact on our cash available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’ debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

               The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2015:

Four Quarters Ended
(In Millions)	September 30, 2015
Consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities)	$1,888.4
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(59.6)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications’ senior secured credit facilities)	(32.2)
Non-cash charges	(20.1)
Cash received from nonconsolidated affiliates	-
Other items	(9.2)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(647.1)
Operating income	1,120.2
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	635.8
Less: Interest expense	(1,785.9)
Less: Current income tax expense	(43.1)
Plus: Other income (expense), net	10.9
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	69.0
Change in assets and liabilities, net of assets acquired and liabilities assumed	(96.5)
Net cash provided by operating activities	$(89.6)

The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended September 30, 2015.  As of September 30, 2015, our ratio was 6.6:1.

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

During the third quarter of 2015, iHeartCommunications borrowed $190.0 million aggregate principal amount under its receivables based credit facility due 2017 and used the borrowings for general corporate purposes.

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

On December 11, 2014, we announced that our subsidiary had entered into an agreement with Vertical Bridge Holdings, LLC (“Vertical Bridge”) for the sale of up to 411 of our broadcast communications tower sites.  On April 3, 2015, our affiliate and certain of our subsidiaries completed the first closing for the sale of 367 of our broadcast communications tower sites and related assets for $369.2 million. Simultaneous with the sale, we entered into lease agreements for the continued use of 360 of the towers sold.  Upon completion of the transaction, we realized a net gain of $207.2 million, of which $108.1 million will be deferred and recognized over the lease term.  On July 16, 2015, we and certain of our subsidiaries completed the second closing for the sale of an additional nine of our broadcast communication tower sites and related assets for approximately $5.9 million. Simultaneous with the sale, we entered into lease agreements for the continued use of seven of the towers sold.  Upon completion of the second closing, we realized a net gain of $4.4 million, of which $1.7 million will be deferred and recognized over the lease term.  We incurred $5.2 million and $10.2 million in operating lease expense in relation to these agreements in the three and nine months ended September 30, 2015, respectively.  The leases entered into as a part of these transactions are for a term of fifteen years and include three optional five-year renewal periods.

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

Stock Registration

On June 24, 2015, we registered 4,000,000 shares of our Class A common stock, par value $0.001 per share, for offer or sale under our 2015 Executive Long-Term Incentive Plan.

On July 27, 2015, the board of directors approved the issuance of 1,253,831 restricted shares pursuant to our 2015 Executive Long-term Incentive Plan.

Certain Relationships with the Sponsors

iHeartCommunications is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2015 and 2014, we recognized management fees and reimbursable expenses of $3.9 million and $3.7 million, respectively.  For the nine months ended September 30, 2015 and 2014, we recognized management fees and reimbursable expenses of $11.7 million and $11.3 million, respectively.

CCOH Note

In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of September 30, 2015, the balance of the Note was $913.7 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

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

Seasonality

Typically, the iHM, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period. Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future. In addition, the majority of interest payments made in relation to long-term debt are paid in the first and third quarters of each calendar year. Due to this seasonality and certain other factors, the results for the interim periods may not be indicative of results for the full year.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2015, approximately 31% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2015 would have changed by $9.0 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $7.3 million and net income of $19.9 million for the three and nine months ended September 30, 2015, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended September 30, 2015 by $0.7 million and we estimate that our net income for the nine months ended September 30, 2015 would have decreased by $2.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2015 would have increased our net loss for the three months ended September 30, 2015 and increased our net income for the nine months ended September 30, 2015 by corresponding amounts.

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material.  Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Note 1 of this Quarterly Report on Form 10-Q.  Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Historically, the Company performed its annual impairment test on goodwill and indefinite-lived intangible assets as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.

Indefinite-lived Intangible Assets

In connection with the Merger Agreement pursuant to which we acquired iHeartCommunications in 2008, we allocated the purchase price to all of our assets and liabilities at estimated fair values, including our FCC licenses and our billboard permits.  Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35.  Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value.  Initial capital costs are deducted from the discounted cash flows model, which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On July 1, 2015, we performed our annual impairment test in accordance with ASC 350-30-35 and did not recognize any aggregate impairment charges related to FCC Licenses and recognized an impairment of $21.6 million related to billboard permits in one of our outdoor markets.

In determining the fair value of our FCC licenses, the following key assumptions were used:

§  Revenue growth sales forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;

§  2.0% revenue growth was assumed beyond the initial four-year period;

§  Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

§  Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 27.1%, depending on market size; and

§  Assumed discount rates of 9.0% for the 13 largest markets and 9.5% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

§  Industry revenue growth forecast at 3.0% was used for the initial four-year period;

§  3.0% revenue growth was assumed beyond the initial four-year period;

§  Revenue was grown over a build-up period, reaching maturity by year 2;

§  Operating margins gradually climb to the industry average margin of up to 56.0%, depending on market size, by year 3; and

§  Assumed discount rate of 8.0%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$394,350	$153,665	$445,694
Billboard permits	$959,600	$161,500	$965,100

The estimated fair value of our FCC licenses and billboard permits at July 1, 2015 was $6.1 billion while the carrying value was $3.5 billion.  The estimated fair value of our FCC licenses and billboard permits at October 1, 2014 was $5.5 billion while the carrying value was $3.5 billion.

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

On July 1, 2015, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no goodwill impairment charge. In determining the fair value of our reporting units, we used the following assumptions:

§  Expected cash flows underlying our business plans for the periods 2015 through 2019. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

§  Cash flows beyond 2019 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our iHM segment, 3.0% for our Americas outdoor and International outdoor segments, and 2.0% for our Other segment.

§  In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 8.0% to 11.5% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
iHM	$1,440,000	$320,000	$1,400,000
Americas Outdoor	$920,000	$190,000	$890,000
International Outdoor	$450,000	$230,000	$420,000

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended September 30, 2015 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31	56,587	$6.38	-	-
August 1 through August 31	1,329	6.60	-	-
September 1 through September 30	3,859	6.54	-	-
Total	61,775	$6.39	-	$-

(1)

The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2015 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

None

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

November 5, 2015

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary