Form 10-Q
period 2016-03-31
iHeartMedia, Inc.
filed 2016-05-04
CIK 1400891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                     Class                                                                                                        Outstanding at May 2, 2016

            ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~                                                              ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~

           Class A Common Stock, $.001 par value                                                                                 29,965,202  (1)

           Class B Common Stock, $.001 par value                                                                                    555,556

           Class C Common Stock, $.001 par value                                                                                 58,967,502

(1)        Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

IHEARTMEDIA, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31,
	2016	December 31,
	(Unaudited)	2015
CURRENT ASSETS
Cash and cash equivalents	$978,536	$772,678
Accounts receivable, net of allowance of $39,156 in 2016 and $34,889 in 2015	1,274,294	1,442,038
Prepaid expenses	239,336	189,055
Assets held for sale	55,159	295,075
Other current assets	71,068	79,269
Total Current Assets	2,618,393	2,778,115
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,350,399	1,391,880
Other property, plant and equipment, net	794,041	820,676
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,413,790	2,413,483
Indefinite-lived intangibles - permits	961,540	971,327
Other intangibles, net	899,118	953,660
Goodwill	4,120,240	4,128,887
OTHER ASSETS
Other assets	225,149	215,087
Total Assets	$13,382,670	$13,673,115
CURRENT LIABILITIES
Accounts payable	$117,171	$153,276
Accrued expenses	702,667	834,416
Accrued interest	157,777	279,100
Deferred income	246,309	210,924
Current portion of long-term debt	185,549	181,512
Total Current Liabilities	1,409,473	1,659,228
Long-term debt	20,568,863	20,539,099
Deferred income taxes	1,553,018	1,554,898
Other long-term liabilities	541,161	526,571
Commitments and contingent liabilities (Note 4)
SHAREHOLDERS' DEFICIT
Noncontrolling interest	160,823	177,615
Class A Common Stock, par value $.001 per share, authorized 400,000,000
shares, issued 30,221,362 and 30,295,457 shares in 2016 and 2015, respectively	30	30
Class B Common Stock, par value $.001 per share, authorized 150,000,000
shares, issued 555,556 shares in 2016 and 2015	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000
shares, issued 58,967,502 shares in 2016 and 2015	59	59
Additional paid-in capital	2,068,433	2,068,949
Accumulated deficit	(12,525,526)	(12,437,011)
Accumulated other comprehensive loss	(391,747)	(414,407)
Cost of shares (230,712 in 2016 and 229,824 in 2015) held in treasury	(1,918)	(1,917)
Total Shareholders' Deficit	(10,689,845)	(10,606,681)
Total Liabilities and Shareholders' Deficit	$13,382,670	$13,673,115

See Notes to Consolidated Financial Statements

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except share data)	Three Months Ended March 31,
	2016	2015
Revenue	$1,363,505	$1,344,564
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	568,371	577,692
Selling, general and administrative expenses (excludes depreciation and amortization)	425,568	416,881
Corporate expenses (excludes depreciation and amortization)	77,879	77,422
Depreciation and amortization	155,456	170,453
Other operating income (expense), net	284,463	(8,974)
Operating income	420,694	93,142
Interest expense	463,950	441,771
Gain on investments, net	-	579
Equity in earnings (loss) of nonconsolidated affiliates	(433)	331
Loss on extinguishment of debt	-	(2,201)
Other income (expense), net	(5,712)	19,891
Loss before income taxes	(49,401)	(330,029)
Income tax expense	(9,493)	(56,605)
Consolidated net loss	(58,894)	(386,634)
Less amount attributable to noncontrolling interest	29,621	(1,668)
Net loss attributable to the Company	$(88,515)	$(384,966)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27,577	(82,159)
Unrealized holding gain (loss) on marketable securities	(36)	822
Other adjustments to comprehensive income (loss)	-	(1,154)
Other comprehensive income (loss)	27,541	(82,491)
Comprehensive loss	(60,974)	(467,457)
Less amount attributable to noncontrolling interest	4,881	(6,353)
Comprehensive loss attributable to the Company	$(65,855)	$(461,104)

Net loss attributable to the Company per common share:
Basic	(1.05)	(4.58)
Weighted average common shares outstanding - Basic	84,409	84,118
Diluted	(1.05)	(4.58)
Weighted average common shares outstanding - Diluted	84,409	84,118

See Notes to Consolidated Financial Statements

iHeartMedia, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(58,894)	$(386,634)
Reconciling items:
Depreciation and amortization	155,456	170,453
Deferred taxes	(1,256)	16,220
Provision for doubtful accounts	5,824	6,448
Amortization of deferred financing charges and note discounts, net	17,098	15,602
Share-based compensation	3,094	2,524
(Gain) loss on disposal of operating and other assets	(285,857)	552
Gain on investments, net	-	(579)
Equity in (earnings) loss of nonconsolidated affiliates	433	(331)
Loss on extinguishment of debt	-	2,201
Other reconciling items, net	(6,630)	(20,033)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	172,023	114,083
Increase in prepaid expenses and other current assets	(35,061)	(80,416)
Decrease in accrued expenses	(125,163)	(63,457)
Increase (decrease) in accounts payable	(37,933)	6,284
Decrease in accrued interest	(104,364)	(73,316)
Increase in deferred income	47,720	48,623
Changes in other operating assets and liabilities	13,018	5,564
Net cash used in operating activities	(240,492)	(236,212)
Cash flows from investing activities:
Proceeds from sale of other investments	-	579
Purchases of businesses	(500)	-
Purchases of property, plant and equipment	(56,779)	(56,455)
Proceeds from disposal of assets	592,590	32,603
Purchases of other operating assets	(1,573)	(1,964)
Change in other, net	(16,897)	(5,331)
Net cash provided by (used for) investing activities	516,841	(30,568)
Cash flows from financing activities:
Draws on credit facilities	-	120,000
Payments on credit facilities	(577)	(1,859)
Proceeds from long-term debt	-	950,000
Payments on long-term debt	(551)	(931,274)
Payments to purchase noncontrolling interests	-	(20,400)
Dividends and other payments to noncontrolling interests	(72,182)	(2,119)
Change in other, net	(1,080)	(9,367)
Net cash provided by (used for) financing activities	(74,390)	104,981
Effect of exchange rate changes on cash	3,899	(6,211)
Net increase (decrease) in cash and cash equivalents	205,858	(168,010)
Cash and cash equivalents at beginning of period	772,678	457,024
Cash and cash equivalents at end of period	$978,536	$289,014
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$549,437	$495,007
Cash paid for taxes	15,441	9,858

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

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2016 presentation.

During the first quarter of 2016, the Company reevaluated its segment reporting and determined that its iHeartMedia Revenue Platform (iHMRP) business, an information technology group dedicated to system development, implementation and maintenance of the Company’s radio revenue platforms, should be managed by its Corporate leadership team.  As a result, the operations of the iHMRP business are no longer reflected within the Other segment and are included in the results of its Corporate segment.  Accordingly, the Company has recast the corresponding prior year segment disclosures to reflect the current year presentation.

New Accounting Pronouncements

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

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs as a deduction from the carrying value of the outstanding debt balance rather than showing the debt issuance costs as an asset.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The retrospective adoption of this guidance resulted in the reclassification of debt issuance costs of $140.0 million and $148.0 million as of March 31, 2016 and December 31, 2015, respectively, which are now reflected as “Long-term debt fees” in Note 3.

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

During the third quarter of 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The standard is effective for fiscal years beginning after December 15,

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2015, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard which was issued in the third quarter of 2015. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Dispositions

On January 15, 2016, the Company and certain of the Company’s subsidiaries completed the final closing for the sale of six of the Company’s broadcast communication tower sites and related assets for approximately $5.5 million.  Simultaneous with the sale, the Company entered into lease agreements for the continued use of space on all six of the towers sold. The Company realized a net gain of $2.7 million, of which $1.9 million was deferred and will be recognized over the lease term.

During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $596.6 million.  The Company recognized a net gain of $281.7 million related to the sale, which is included within Other operating income (expense), net.

During the first quarter of 2016, Americas outdoor also entered into an agreement to sell its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $41.2 million in cash. The transaction is subject to regulatory approval and is expected to close in 2016. This transaction has met the criteria to be classified as held-for-sale and as such, the related assets are separately presented on the face of the Consolidated Balance Sheet.

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2016 and December 31, 2015, respectively:

(In thousands)	March 31,	December 31,
	2016	2015
Land, buildings and improvements	$600,582	$603,234
Structures	2,799,699	2,824,794
Towers, transmitters and studio equipment	345,240	347,877
Furniture and other equipment	600,067	591,149
Construction in progress	66,110	69,042
	4,411,698	4,436,096
Less: accumulated depreciation	2,267,258	2,223,540
Property, plant and equipment, net	$2,144,440	$2,212,556

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

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets primarily include transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2016 and December 31, 2015, respectively:

(In thousands)	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$631,943	$(458,829)	$635,772	$(457,060)
Customer / advertiser relationships	1,222,518	(921,759)	1,222,518	(891,488)
Talent contracts	319,384	(259,674)	319,384	(252,526)
Representation contracts	239,142	(220,109)	239,142	(217,770)
Permanent easements	157,314	-	156,349	-
Other	390,379	(201,191)	394,983	(195,644)
Total	$2,960,680	$(2,061,562)	$2,968,148	$(2,014,488)

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2016 and 2015 was $55.3 million and $62.9 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2017	$197,498
2018	127,246
2019	43,476
2020	36,735
2021	33,333

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2014	$3,288,481	$584,574	$232,538	$81,831	$4,187,424
Acquisitions	-	-	10,998	-	10,998
Foreign currency	-	(709)	(19,644)	-	(20,353)
Assets held for sale	-	(49,182)	-	-	(49,182)
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Dispositions	-	(6,934)	-	-	(6,934)
Foreign currency	-	(1,210)	9,834	-	8,624
Assets held for sale	-	(10,337)	-	-	(10,337)
Balance as of March 31, 2016	$3,288,481	$516,202	$233,726	$81,831	$4,120,240

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2016 and December 31, 2015 consisted of the following:

(In thousands)	March 31,	December 31,
	2016	2015
Senior Secured Credit Facilities(1)	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2017(2)	230,000	230,000
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	950,000
Subsidiary Revolving Credit Facility Due 2018(3)	-	-
Other secured subsidiary debt(4)	25,111	25,228
Total consolidated secured debt	12,829,926	12,830,043

14.0% Senior Notes Due 2021(5)	1,712,048	1,695,097
iHeartCommunications Legacy Notes(6)	667,900	667,900
10.0% Senior Notes Due 2018	730,000	730,000
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	225,000	225,000
Other subsidiary debt	154	165
Purchase accounting adjustments and original issue discount	(195,677)	(204,611)
Long-term debt fees	(139,939)	(147,983)
Total debt	20,754,412	20,720,611
Less: current portion	185,549	181,512
Total long-term debt	$20,568,863	$20,539,099

(1)	Term Loan D and Term Loan E mature in 2019.
(2)

The Receivables Based Credit Facility provides for borrowings up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base, subject to certain limitations contained in iHeartCommunications’ material financing agreements.

(3)	The Subsidiary Revolving Credit Facility provides for borrowings up to $75.0 million (the revolving credit commitment).
(4)	Other secured subsidiary debt matures at various dates from 2016 through 2045.
(5)

The 14.0% Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.  2.0% per annum of the interest is paid through the issuance of payment-in-kind notes in the first and third quarters.

(6)

iHeartCommunications’ Legacy Notes, all of which were issued prior to the acquisition of iHeartCommunications by the Company in 2008, consist of Senior Notes maturing at various dates in 2016, 2018 and 2027.

The Company’s weighted average interest rates as of March 31, 2016 and December 31, 2015 were 8.5% at both dates.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $14.9 billion and $15.2 billion as of March 31, 2016 and December 31, 2015, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Surety Bonds, Letters of Credit and Guarantees

As of March 31, 2016, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $62.6 million, $94.1 million and $59.3 million, respectively. Bank guarantees of $24.1 million were backed by cash

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

collateral.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

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

NOTE 5 – INCOME TAXES

Income Tax Expense
The Company’s income tax expense for the three months ended March 31, 2016 and 2015, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2016	2015
Current tax expense	$(10,749)	$(40,385)
Deferred tax benefit (expense)	1,256	(16,220)
Income tax expense	$(9,493)	$(56,605)

The effective tax rate for the three months ended March 31, 2016 was (19.2)% and for the three months ended March 31, 2015 was (17.2)%. The 2016 and 2015 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to the uncertainty of the ability to utilize those assets in future periods.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – SHAREHOLDERS’ DEFICIT

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders’ deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2016	$(10,784,296)	$177,615	$(10,606,681)
Net income (loss)	(88,515)	29,621	(58,894)
Dividends declared and other payments to noncontrolling interests	-	(54,267)	(54,267)
Share-based compensation	709	2,385	3,094
Foreign currency translation adjustments	22,692	4,885	27,577
Unrealized holding loss on marketable securities	(32)	(4)	(36)
Other, net	(1,226)	588	(638)
Balances as of March 31, 2016	$(10,850,668)	$160,823	$(10,689,845)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net loss	(384,966)	(1,668)	(386,634)
Dividends and other payments to noncontrolling interests	-	(2,119)	(2,119)
Purchase of additional noncontrolling interests	(19,264)	(1,136)	(20,400)
Share-based compensation	599	1,925	2,524
Foreign currency translation adjustments	(75,840)	(6,319)	(82,159)
Unrealized holding gain on marketable securities	738	84	822
Other adjustments to comprehensive loss	(1,036)	(118)	(1,154)
Other, net	(6)	651	645
Balances as of March 31, 2015	$(10,369,123)	$215,440	$(10,153,683)

The Company and CCOH have granted restricted stock, restricted stock units and options to purchase shares of their Class A common stock to certain key individuals.

NOTE 7 — OTHER INFORMATION

Other Comprehensive Income (Loss)

The total (decrease) increase in deferred income tax liabilities of other comprehensive income (loss) related to foreign currency translation adjustments and other for the quarters ended March 31, 2016 and 2015 were ($0.0) million and ($0.6) million respectively.

Barter and Trade

Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues were $46.3 million and $32.7 million for the three months ended March 31, 2016 and 2015, respectively.  Barter and trade expenses were $34.3 million and $28.8 million for the three months ended March 31, 2016 and 2015, respectively.

Barter and trade revenues include $11.7 million of revenue recognized in connection with advertising provided in the three months ended March 31, 2016 in exchange for equity interests in certain non-public companies. There is no offsetting barter expense associated with these non-cash transactions.

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the first quarter of 2016, the Company revised its segment reporting as discussed in Note 1.  The following table presents the Company's reportable segment results for the three months ended March 31, 2016 and 2015:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2016
Revenue	$738,886	$282,528	$308,193	$34,183	$-	$(285)	$1,363,505
Direct operating expenses	224,062	138,012	205,682	615	-	-	568,371
Selling, general and administrative expenses	272,013	55,329	71,472	27,039	-	(285)	425,568
Depreciation and amortization	58,817	46,116	37,880	3,616	9,027	-	155,456
Corporate expenses	-	-	-	-	77,879	-	77,879
Other operating income, net	-	-	-	-	284,463	-	284,463
Operating income (loss)	$183,994	$43,071	$(6,841)	$2,913	$197,557	$-	$420,694
Intersegment revenues	$-	$285	$-	$-	$-	$-	$285
Capital expenditures	$8,790	$11,292	$34,913	$65	$1,719	$-	$56,779
Share-based compensation expense	$-	$-	$-	$-	$3,094	$-	$3,094

Three Months Ended March 31, 2015
Revenue	$697,801	$295,863	$319,180	$32,821	$-	$(1,101)	$1,344,564
Direct operating expenses	213,829	146,234	216,737	892	-	-	577,692
Selling, general and administrative expenses	261,080	55,637	71,493	29,772	-	(1,101)	416,881
Depreciation and amortization	60,735	50,340	42,441	6,323	10,614	-	170,453
Corporate expenses	-	-	-	-	77,422	-	77,422
Other operating expense, net	-	-	-	-	(8,974)	-	(8,974)
Operating income (loss)	$162,157	$43,652	$(11,491)	$(4,166)	$(97,010)	$-	$93,142
Intersegment revenues	$-	$1,101	$-	$-	$-	$-	$1,101
Capital expenditures	$12,818	$16,695	$25,105	$146	$1,691	$-	$56,455
Share-based compensation expense	$-	$-	$-	$-	$2,524	$-	$2,524

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus

iHeartMedia, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

reimbursable expenses. For the three months ended March 31, 2016 and 2015, the Company recognized management fees and reimbursable expenses of $3.8 million and $3.9 million, respectively.

On December 3, 2015, Clear Channel Holdings, Inc., an indirect wholly-owned subsidiary of the Company, contributed 100,000,000 shares of CCOH’s Class B Common Stock to Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, as a capital contribution, to provide greater flexibility in support of future financing transactions, share dispositions and other similar transactions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.  Our discussion is presented on both a consolidated and segment basis.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via live broadcast and digital delivery, and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

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

Certain prior period amounts have been reclassified to conform to the 2016 presentation.

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

Executive Summary

The key developments in our business for the three months ended March 31, 2016 are summarized below:

•         Consolidated revenue increased $18.9 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $15.1 million impact from movements in foreign exchange rates, consolidated revenue increased $34.0 million during the three months ended March 31, 2016 compared to the same period of 2015.

•         We sold nine non-strategic U.S. outdoor markets for net proceeds of $596.6 million in cash and certain advertising assets in Florida. These markets generated revenue of $2.5 million in the three months ended March 31, 2016 and $22.3 million in the three months ended March 31, 2015.  We recognized a net gain of $281.7 million related to the sales.

•         We spent $6.5 million on strategic revenue and efficiency initiatives during 2016 to realign and improve our on-going business operations—a decrease of $3.6 million compared to the same period of 2015.

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

Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2016 to the three months ended March 31, 2015 is as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2016	2015	Change
Revenue	$1,363,505	$1,344,564	1.4%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	568,371	577,692	(1.6%)
Selling, general and administrative expenses (excludes depreciation and amortization)	425,568	416,881	2.1%
Corporate expenses (excludes depreciation and amortization)	77,879	77,422	0.6%
Depreciation and amortization	155,456	170,453	(8.8%)
Other operating income (expense), net	284,463	(8,974)
Operating income	420,694	93,142	351.7%
Interest expense	463,950	441,771
Gain on marketable securities	-	579
Equity in earnings (loss) of nonconsolidated affiliates	(433)	331
Loss on extinguishment of debt	-	(2,201)
Other income (expense), net	(5,712)	19,891
Loss before income taxes	(49,401)	(330,029)
Income tax expense	(9,493)	(56,605)
Consolidated net loss	(58,894)	(386,634)
Less amount attributable to noncontrolling interest	29,621	(1,668)
Net loss attributable to the Company	$(88,515)	$(384,966)

Consolidated Revenue

Consolidated revenue increased $18.9 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $15.1 million impact from movements in foreign exchange rates, consolidated revenue increased $34.0 million during the three months ended March 31, 2016 compared to the same period of 2015. iHM revenue increased $41.1 million during the three months ended March 31, 2016 compared to the same period of 2015, driven primarily by increases in our core radio business, including the impact of trade and barter and political advertising revenues, as well as increases in our traffic and weather business. Primarily due to the $19.8 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016, Americas outdoor revenue decreased $13.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $5.0 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $8.3 million during the three months ended March 31, 2016 compared to the same period of 2015. International outdoor revenue decreased $11.0 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $10.1 million impact from movements in foreign exchange rates, International outdoor revenue decreased $0.9 million during the three months ended March 31, 2016 compared to the same period of 2015. Revenue growth in certain countries including Australia, China and France was offset by decreases in other countries including the United Kingdom and Switzerland. Other revenues increased $1.4 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily as a result of higher political advertising revenues in our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $9.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $10.4 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $1.1 million during the three months ended March 31, 2016 compared to the same period of 2015. iHM direct operating expenses increased $10.2 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher lease expense as a result of the sale and subsequent leaseback of broadcast communications tower sites, higher programming costs and higher live event expenses, including the new iHeart80s Party. Americas outdoor direct operating expenses decreased $8.2 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $5.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily driven by a $7.7 million decrease in direct expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. International outdoor direct operating expenses decreased $11.1 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $3.3 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily as a result of lower rent expense due to lower revenue in the United Kingdom, partially offset by higher variable site lease and maintenance expenses in countries experiencing revenue growth.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses increased $8.7 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $3.9 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $12.6 million during the three months ended March 31, 2016 compared to the same period of 2015. iHM SG&A expenses increased $10.9 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher barter and trade expenses and higher variable compensation related to higher revenue. Americas outdoor SG&A expenses decreased $0.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $1.3 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $1.0 million, net of a $4.5 million decrease in expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher variable compensation expense related to higher revenues, and higher expenses in Latin America. International outdoor SG&A expenses were flat during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $2.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to increased expenses in the United Kingdom.

Corporate Expenses

Corporate expenses increased $0.5 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $0.4 million impact from movements in foreign exchange rates, corporate expenses increased $0.9 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to an increase in employee benefits costs, partially offset by lower professional fees related to the negotiation of digital royalty rates before the Copyright Royalty Board.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $6.5 million incurred in connection with our strategic revenue and efficiency initiatives during the three months ended March 31, 2016. Of these expenses, $3.5 million was incurred by our iHM segment, $1.1 million was incurred by our Americas outdoor segment, $0.9 million was incurred by our International outdoor segment, $0.3 million was incurred by our Other category and $0.7 million was incurred by Corporate.  The costs were incurred to improve revenue growth, enhance yield, reduce costs and organize each business to maximize performance and profitability. These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Of the strategic revenue and efficiency costs of $6.5 million during the first quarter of 2016, $2.8 million are reported within direct operating expenses, $3.0 million are reported within SG&A and $0.7 million are reported within corporate expense.  In the first quarter of 2015, such costs totaled $1.1 million, $4.8 million and $4.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $15.0 million during the three months ended March 31, 2016, compared to the same period of 2015. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets, including the sales of the broadcast communication towers and the non-strategic outdoor markets, as well as the impact of movements in foreign exchange rates.

Other Operating Income (Expense), Net

Other operating income was $284.5 million for the three months ended March 31, 2016, which primarily related to the sale of nine non-strategic outdoor markets at the beginning of the year. In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $596.6 million in cash and certain advertising assets in Florida. The Company recognized a net gain of $281.7 million. These markets generated revenue of $2.5 million in the three months ended March 31, 2016, and $22.3 million in the three months ended March 31, 2015.

Other operating expense was $9.0 million for the three months ended March 31, 2015, which primarily related to costs incurred in connection with transactions, including acquisitions and dispositions of assets.

Interest Expense

Interest expense increased $22.2 million during the three months ended March 31, 2016 compared to the same period of 2015, due to higher interest rates on new debt issuances and the increase in average outstanding debt.

Loss on Extinguishment of Debt

In connection with the prepayment of iHeartCommunications’ term loan facilities due 2016, during the first quarter of 2015, we recognized a loss of $2.2 million.

Other Income (Expense), net

Other expense, net was $5.7 million for the three months ended March 31, 2016, which primarily related to foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.

Other income, net was $19.9 million for the three months ended March 31, 2015, which primarily related to foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2016 was (19.2)% and for the three months ended March 31, 2015 was (17.2)%. The effective tax rates were primarily impacted by the deferred tax valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S. federal, state and certain foreign jurisdictions.

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2016	2015	Change
Revenue	$738,886	$697,801	6%
Direct operating expenses	224,062	213,829	5%
SG&A expenses	272,013	261,080	4%
Depreciation and amortization	58,817	60,735	(3%)
Operating income	$183,994	$162,157	13%

iHM revenue increased $41.1 million during the three months ended March 31, 2016 compared to the same period of 2015, driven primarily by increases in our core radio business, both broadcast and digital, including the impact of trade and barter and political advertising revenues, driven in part by our live events, as well as increases in our traffic and weather business. Revenue also increased in our syndication business driven by growth in our news/talk format. Trade and barter includes the impact of marketing partnerships with our advertisers on live events, as well as revenue recognized in connection with advertising services provided during the quarter in connection with investments made in the fourth quarter of 2015 in certain non-public companies.

iHM direct operating expenses increased $10.2 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher lease expense as a result of the sale and subsequent leaseback of broadcast communications tower sites, higher programming costs and higher live event expenses, including the new iHeart80s Party. iHM SG&A expenses increased $10.9 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher barter and trade expenses, higher variable compensation related to higher revenue and investments in national and digital sales capabilities.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2016	2015	Change
Revenue	$282,528	$295,863	(5%)
Direct operating expenses	138,012	146,234	(6%)
SG&A expenses	55,329	55,637	(1%)
Depreciation and amortization	46,116	50,340	(8%)
Operating income	$43,071	$43,652	(1%)

Americas outdoor revenue decreased $13.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $5.0 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $8.3 million during the three months ended March 31, 2016 compared to the same period of 2015. In the first quarter of 2016, we sold nine non-strategic markets for net proceeds of $596.6 million in cash and certain assets in Florida. These non-strategic markets generated revenues of $2.5 million in the first quarter of 2016 compared to $22.3 million in the first quarter of 2015. The decrease resulting from the disposal of the nine non-strategic markets was partially offset by increased revenues from digital billboards as a result of new deployments, organic growth and higher occupancy, as well as higher revenues from static bulletins as a result of higher occupancy.

Americas outdoor direct operating expenses decreased $8.2 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $5.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily driven by a $7.7 million decrease in direct expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. Americas outdoor SG&A expenses decreased $0.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $1.3 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $1.0 million, net of a $4.5 million decrease in expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher variable compensation expense related to higher revenues, and higher expenses in Latin America.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2016	2015	Change
Revenue	$308,193	$319,180	(3%)
Direct operating expenses	205,682	216,737	(5%)
SG&A expenses	71,472	71,493	(0%)
Depreciation and amortization	37,880	42,441	(11%)
Operating income	$(6,841)	$(11,491)	(40%)

International outdoor revenue decreased $11.0 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $10.1 million impact from movements in foreign exchange rates, International outdoor revenue decreased $0.9 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily driven by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, and decreases in Switzerland, almost entirely offset by revenue growth from new digital assets in Australia and new contracts and higher occupancy in China and across several  European countries including France and Belgium.

International outdoor direct operating expenses decreased $11.1 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $3.3 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily as a result of lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, partially offset by higher variable site lease and maintenance expenses in countries experiencing revenue growth. International outdoor SG&A expenses were flat during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $2.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to increased expenses in the United Kingdom.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended
	March 31,
	2016	2015
iHM	$183,994	$162,157
Americas outdoor advertising	43,071	43,652
International outdoor advertising	(6,841)	(11,491)
Other	2,913	(4,166)
Other operating income, net	284,463	(8,974)
Corporate expense (1)	(86,906)	(88,036)
Consolidated operating income	$420,694	$93,142

(1) Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

Certain employees receive equity awards from our and CCOH’s equity incentive plans.

Share-based compensation expenses are recorded in corporate expenses and were $3.1 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $23.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of March 31, 2016, there was $25.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2016 and 2015, respectively:

(In thousands)	Three Months Ended March 31,
	2016	2015
Cash provided by (used for):
Operating activities	$(240,492)	$(236,212)
Investing activities	$516,841	$(30,568)
Financing activities	$(74,390)	$104,981

Operating Activities

Cash used for operating activities was $240.5 million during the three months ended March 31, 2016 compared to $236.2 million of cash used during the three months ended March 31, 2015.  Our consolidated net loss for the three months ended March 31, 2016 and 2015 included non-cash items of ($111.8) million and $193.1 million, respectively. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows. Cash paid for interest during the three months ended March 31, 2016 was $549.4 million as compared to $495.0 million paid during the three months ended March 31, 2015.

Investing Activities

Cash provided by investing activities of $516.8 million during the three months ended March 31, 2016 reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas of $596.6 million in cash and certain advertising assets in Florida. Those sale proceeds were partially offset by $56.8 million used for capital expenditures. We spent $8.8 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $11.3 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $34.9 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $0.1 million in our Other category and $1.7 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $30.6 million during the three months ended March 31, 2015 primarily reflected capital expenditures of $56.5 million, partially offset by proceeds of $32.6 million from the sale of various operating assets, including our San Antonio office buildings, which we are partially leasing back under long-term operating leases.  We spent $12.8 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $16.7 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $25.1 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $0.2 million in our Other category and $1.7 million by Corporate primarily related to equipment and software.

Financing Activities

Cash used for financing activities of $74.4 million during the three months ended March 31, 2016 primarily resulted from dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in January  2016 and February 2016 to parties other than our subsidiaries that own CCOH common stock.

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

Anticipated Cash Requirements

Our primary sources of liquidity are cash on hand, cash flow from operations and borrowing capacity under iHeartCommunications’ domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications’ material financing agreements. As of March 31, 2016, we had $978.5 million of cash on our balance sheet, including $162.8 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  As of March 31, 2016, we had a borrowing base of $363.6 million under iHeartCommunications’ receivables based credit facility, had $230.0 million of outstanding borrowings and had $43.9 million of outstanding letters of credit, resulting in $89.7 million of excess availability.  However, any incremental borrowings under iHeartCommunications’ receivables based credit facility may be further limited by the terms contained in iHeartCommunications’ material financing agreements.

In the fourth quarter of 2015, Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company and of CCOH, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020, the proceeds of which were used to fund a dividend by CCOH paid on January 7, 2016.  We received $196.3 million of the dividend through three of our wholly-owned subsidiaries. In the first quarter of 2016, CCOH sold its outdoor business in nine non-strategic outdoor markets for a net purchase price, including cash and certain advertising assets in Florida of $596.6 million (the “Outdoor Transactions”).  A portion of the proceeds of the Outdoor Transactions, together with the proceeds of a concurrent $300.0 million repayment under the revolving promissory note issued by iHeartCommunications to CCOH, were used to fund a dividend by CCOH of $540.0 million paid on February 4, 2016.  We received $486.5 million of the dividend proceeds ($186.5 million net of iHeartCommunications’ repayment of the Revolving Promissory Note) through three of our wholly-owned subsidiaries.  We have used, and intend to use, the proceeds of these transactions to fund working capital needs, interest payment obligations and other general corporate purposes.  These transactions improved our liquidity position, but our annual cash interest payment obligations increased as a result.

Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  Our ability to fund our working capital, debt service, capital expenditures and other obligations, and to comply with the financial covenants under iHeartCommunications’ financing agreements, depends on our future operating performance, cash flows from operations and our ability to continue to refinance our debt obligations and generate cash from additional liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  At March 31, 2016, we had debt maturities totaling $197.0 million, $238.3 million and $939.3 million in 2016, 2017 and 2018, respectively.  A significant amount of our cash requirements are for debt service obligations.  We anticipate having approximately $1.8 billion of cash interest payment obligations in 2016, compared to $1.7 billion of cash interest payments in 2015.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect iHeartCommunications’ ability to obtain additional financing in the future.  Our future success will depend on our ability to improve our operating performance, address our significant annual cash interest obligations and continue to refinance our outstanding debt.

An important aspect of our business strategy is to continue to refinance our outstanding debt in advance of upcoming maturities.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to refinance our outstanding debt as currently contemplated.  Our ability to refinance our outstanding debt will depend on the conditions of the capital markets and our financial condition at the time.  There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further.  In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time.  If we are unable to continue to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet iHeartCommunications’ obligations.

On December 3, 2015, Clear Channel Holdings, Inc., an indirect wholly-owned subsidiary of the Company,  contributed 100,000,000 shares of CCOH’s Class B Common Stock to Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, as a capital contribution, to provide greater flexibility in support of future financing transactions, share dispositions and other similar transactions.  In addition, we frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material.  iHeartCommunications’ and

iHeartCommunications’ subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions or dispositions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.

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

We were in compliance with the covenants contained in iHeartCommunications’ material financing agreements as of March 31, 2016, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications’ senior secured credit facilities. For a description of the litigation relating to the claims made by certain of our bondholders, please see Part II, Item 1, “Legal Proceedings.”  We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to generate cash flows from operations, together with cash on hand, sufficient to meet our liquidity and funding requirements for at least the next twelve months.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications’ obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications’ material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital
As of March 31, 2016 and December 31, 2015, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2016	December 31, 2015
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	230.0	230.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(2)	-	-
Other secured subsidiary debt	25.1	25.2
Total secured debt	12,829.9	12,830.0

14.0% Senior Notes Due 2021	1,712.0	1,695.1
iHeartCommunications Legacy Notes:
5.5% Senior Notes Due 2016	192.9	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018	730.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	225.0	225.0
Other subsidiary debt	0.2	0.2
Purchase accounting adjustments and original issue discount	(195.7)	(204.6)
Long-term debt fees	(139.9)	(148.0)
Total debt	20,754.4	20,720.6
Less: Cash and cash equivalents	978.5	772.7
	$19,775.9	$19,947.9

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

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications and equity securities of ours and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or equity securities of ours and CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’ debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

               The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2016:

Four Quarters Ended
(In Millions)	March 31, 2016
Consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities)	$1,823.7
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(42.2)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications’ senior secured credit facilities)	(24.0)
Non-cash charges	(27.5)
Cash received from nonconsolidated affiliates	-
Other items	49.1
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(302.1)
Operating income	1,477.0
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	298.5
Less: Interest expense	(1,827.7)
Less: Current income tax expense	(29.5)
Plus: Other income (expense), net	(12.5)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	80.2
Change in assets and liabilities, net of assets acquired and liabilities assumed	(67.6)
Net cash used for operating activities	$(81.6)

The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended March 31, 2016.  As of March 31, 2016, our ratio was 6.6:1.

Debt Issuance

On February 26, 2015, iHeartCommunications issued at par $950.0 million aggregate principal amount of 10.625% Priority Guarantee Notes due 2023 and used the net proceeds from the offering primarily to prepay its Term Loans B and C due 2016.

Sale-Leasebacks

During the second and third quarters of 2015, we and certain of our subsidiaries entered into sale-leaseback arrangements, in which the Company sold 376 of our broadcast communication tower sites and related assets for $369.9 million.  Simultaneous with the sales, the Company entered into lease agreements for the continued use of space on 367 of the towers sold.

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

Disposals

In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $596.6 million in cash and certain advertising assets in Florida.

Uses of Capital

Debt Repayments, Maturities and Other

On February 26, 2015, iHeartCommunications prepaid at par $916.1 million of loans outstanding under its Term Loan B facility and $15.2 million of loans outstanding under its Term Loan C asset sale facility, using a portion of the net proceeds of the Priority Guarantee Notes due 2023 issued on such date.

Certain Relationships with the Sponsors

iHeartCommunications is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2016 and 2015, we recognized management fees and reimbursable expenses of $3.8 million and $3.9 million, respectively.

CCOH Dividends

In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of March 31, 2016, the balance of the Note was $640.1 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

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

In the fourth quarter of 2015, CCIBV, an indirect wholly-owned subsidiary of the Company and of CCOH, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020, the proceeds of which were used to fund a dividend by CCOH, which was paid on January 7, 2016.  We received $196.3 million of the dividend through three of our wholly-owned subsidiaries, and approximately $21.5 million was paid to the public stockholders of CCOH.

In the first quarter of 2016, CCOH sold its business in nine non-strategic Americas outdoor markets for a net purchase price of $596.6 million in cash and certain advertising assets in Florida (the “Outdoor Transactions”).  Following the completion of the Outdoor Transactions on February 4, 2016, the board of directors of CCOH made a demand for the repayment of $300.0 million outstanding on the Note and paid a special cash dividend in an aggregate amount of $540.0 million.  A portion of the proceeds of the Outdoor Transactions, together with the proceeds from the concurrent $300.0 million repayment of the Note, were used to fund the dividends.  We received $486.5 million of the dividend proceeds ($186.5 million net of iHeartCommunications’ repayment of the Note) through three of our wholly-owned subsidiaries, and approximately $53.5 million was paid to the public stockholders of CCOH.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2016, approximately 31% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2016 would have changed by $7.1 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net loss of $30.5 million for three months ended March 31, 2016.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2016 by $3.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2016 would have decreased our net loss by a corresponding amount.

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

•         changes in labor conditions, including programming, program hosts and management;

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the

Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Noteholder Litigation

On March 7, 2016, iHeartCommunications, a wholly-owned subsidiary of the Company, received Notices of Default (the “Notices of Default”) from certain holders holding more than 25% of the outstanding principal amount of four of iHeartCommunications’ outstanding series of Priority Guarantee Notes (the “Holders”). The Notices of Default alleged that we violated certain covenants under the indentures governing the Priority Guarantee Notes (the “Indentures”) when, as previously disclosed, on December 3, 2015, Clear Channel Holdings, Inc., one of our wholly-owned subsidiaries that is a “restricted subsidiary” under the Indentures, contributed 100,000,000 shares of Class B common stock of Clear Channel Outdoor Holdings, Inc. (the “Shares”) to Broader Media, LLC, one of our wholly-owned subsidiaries that is an “unrestricted subsidiary” under the Indentures (the “Contribution”). As we have communicated to the Holders on multiple occasions, we believe the Contribution was made in full compliance with all of the provisions of the Indentures and the Holders had no basis to issue the Notices of Default. The Notices of Default asserted that the alleged defaults will become an “Event of Default” under the Indentures following the expiration of 60 days. An Event of Default, if it were to occur, would entitle the Holders to accelerate the underlying indebtedness, which would trigger events of default under our other material indebtedness.

On March 7, 2016, iHeartCommunications initiated an action against the Holders, and on March 8, 2016, after receiving the Notices of Default, iHeartCommunications filed an amended petition.  Defendants  include, among others, Benefit Street Partners LLC, and certain related entities (collectively, “Benefit Street Partners”), Canyon Capital Advisors LLC (“Canyon Capital”), D. E. Shaw Galvanic Portfolios, LLC (“D. E. Shaw”), Franklin Advisers, Inc. (“Franklin Advisers”), Franklin Mutual Advisers, LLC (“Franklin Mutual”), OZ Management LP and OZ Management II LP (collectively, “Och-Ziff”), and the indenture trustees under the Indentures (collectively with the Holders, the “Defendants”).  The action is styled iHeartCommunications, Inc., f/k/a Clear Channel Communications, Inc. v. Benefit Street Partners LLC, et al., and is pending in the 285th Judicial District, Bexar County, Texas (the “Texas Court”), as Cause No. 2016 CI 04006 (the “Texas Litigation”), seeking, among other things, a ruling by the Texas Court through declaratory judgment that iHeartCommunications is not in default or in violation of any covenant or provision of the Indentures.  iHeartCommunications  also sought a temporary restraining order from the Texas Court preventing, among other things, the Defendants from taking any actions in reliance on the Notices of Default and preventing them from declaring any of iHeartCommunications’  indebtedness immediately due and payable.  Finally, iHeartCommunications also sought temporary and permanent injunctions from the Texas Court to fully protect its rights.  Only Franklin Advisers, Benefit Street Partners, Och-Ziff and the indenture trustees have appeared in the Texas Litigation. Canyon Capital, D. E. Shaw, Franklin Mutual, and other Holders filed special appearances challenging the Texas Court’s jurisdiction over them.

On March 9, 2016, iHeartCommunications obtained a temporary restraining order from the Texas Court (i) rescinding the Notices of Default until the temporary restraining order expires pursuant to its terms or until further order of the Texas Court, and (ii) restraining and enjoining the Defendants from issuing additional notices of default on the Priority Guarantee Notes or any other indebtedness of iHeartCommunications, based upon the Contribution. As a condition to obtaining the temporary restraining order from the Texas Court, iHeartCommunications agreed not to sell, transfer, encumber, pledge, hypothecate or otherwise dispose of any interest in, or proceeds of, the Shares until such time as a hearing may be held for a temporary injunction.

On April 4 and 5, 2016, the Texas Court held a hearing on iHeartCommunications’ application for a temporary injunction.  On April 6, 2016, the Texas Court ordered, on the agreement of the appearing parties, to extend the temporary restraining order until the conclusion of a trial on the merits, which the Texas Court scheduled to begin on May 16, 2016.  The parties have also agreed to participate in a mediation to try to resolve the dispute.

We strongly object to the allegations contained in the Notices of Default, and intend to vigorously contest the issuance and the validity of the Notices of Default.  We strongly believe that the Contribution did not cause a default under any of the Indentures or under the terms of any of our other indebtedness.  If, however, we are unable to obtain the permanent relief we are requesting from the Texas Court or are otherwise unable to successfully contest the validity of the Notices of Default and any subsequent acceleration of a material portion of our indebtedness, then we would need to pursue other available alternatives to address the claimed defaults.

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended March 31, 2016 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	423	$0.90	-	-
February 1 through February 29	465	1.00	-	-
March 1 through March 31			-	-
Total	888	$0.95	-	$-

(1)

The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2016 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

May 4, 2016

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary