Form 10-Q
period 2016-09-30
iHeartMedia, Inc.
filed 2016-11-09
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	31,141,367 (1)
Class B Common Stock, $.001 par value	555,556
Class C Common Stock, $.001 par value	58,967,502

(1) Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$542,910	$772,678
Accounts receivable, net of allowance of $36,556 in 2016 and $34,889 in 2015	1,392,997	1,442,038
Prepaid expenses	205,750	189,055
Assets held for sale	55,184	295,075
Other current assets	79,682	79,269
Total Current Assets	2,276,523	2,778,115
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,254,395	1,391,880
Other property, plant and equipment, net	784,459	820,676
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,414,041	2,413,483
Indefinite-lived intangibles - permits	961,194	971,327
Other intangibles, net	798,742	953,660
Goodwill	4,108,950	4,128,887
OTHER ASSETS
Other assets	225,968	215,087
Total Assets	$12,824,272	$13,673,115
CURRENT LIABILITIES
Accounts payable	$111,066	$153,276
Accrued expenses	731,793	834,416
Accrued interest	152,066	279,100
Deferred income	238,763	210,924
Current portion of long-term debt	204,591	181,512
Total Current Liabilities	1,438,279	1,659,228
Long-term debt	20,249,812	20,539,099
Deferred income taxes	1,541,335	1,554,898
Other long-term liabilities	557,626	526,571
Commitments and contingent liabilities (Note 4)
SHAREHOLDERS’ DEFICIT
Noncontrolling interest	157,026	177,615
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 31,528,762 and 30,295,457 shares in 2016 and 2015, respectively	31	30
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2016 and 2015	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2016 and 2015	59	59
Additional paid-in capital	2,069,897	2,068,949
Accumulated deficit	(12,839,371)	(12,437,011)
Accumulated other comprehensive loss	(348,338)	(414,407)
Cost of shares (365,517 in 2016 and 229,824 in 2015) held in treasury	(2,085)	(1,917)
Total Shareholders' Deficit	(10,962,780)	(10,606,681)
Total Liabilities and Shareholders' Deficit	$12,824,272	$13,673,115
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,570,418	$1,579,514	$4,552,455	$4,523,937
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	595,576	627,150	1,781,193	1,820,005
Selling, general and administrative expenses (excludes depreciation and amortization)	421,700	429,426	1,281,849	1,270,869
Corporate expenses (excludes depreciation and amortization)	86,779	74,775	252,308	232,492
Depreciation and amortization	158,453	166,320	476,053	505,167
Impairment charges	8,000	21,631	8,000	21,631
Other operating income (expense), net	(505)	6,914	219,768	98,694
Operating income	299,405	267,126	972,820	772,467
Interest expense	459,852	453,921	1,389,793	1,348,649
Loss on investments, net	(13,767)	(5,000)	(13,767)	(4,421)
Equity in earnings (loss) of nonconsolidated affiliates	1,117	(857)	(926)	(1,216)
Gain (loss) on extinguishment of debt	157,556	—	157,556	(2,201)
Other income (expense), net	(7,323)	(17,976)	(47,054)	18,126
Loss before income taxes	(22,864)	(210,628)	(321,164)	(565,894)
Income tax expense	(5,613)	(2,841)	(42,243)	(81,523)
Consolidated net loss	(28,477)	(213,469)	(363,407)	(647,417)
Less amount attributable to noncontrolling interest	6,474	8,448	38,953	13,932
Net loss attributable to the Company	$(34,951)	$(221,917)	$(402,360)	$(661,349)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,356	(22,102)	43,797	(101,983)
Unrealized holding gain (loss) on marketable securities	(290)	(149)	(635)	540
Reclassification adjustments	—	—	32,823	—
Other adjustments to comprehensive income (loss)	193	—	(3,551)	(1,154)
Other comprehensive income (loss)	7,259	(22,251)	72,434	(102,597)
Comprehensive loss	(27,692)	(244,168)	(329,926)	(763,946)
Less amount attributable to noncontrolling interest	1,235	(8,540)	6,365	(19,180)
Comprehensive loss attributable to the Company	$(28,927)	$(235,628)	$(336,291)	$(744,766)
Net loss attributable to the Company per common share:
Basic	$(0.41)	$(2.63)	$(4.76)	$(7.85)
Weighted average common shares outstanding - Basic	84,650	84,350	84,510	84,236
Diluted	$(0.41)	$(2.63)	$(4.76)	$(7.85)
Weighted average common shares outstanding - Diluted	84,650	84,350	84,510	84,236
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(363,407)	$(647,417)
Reconciling items:
Impairment charges	8,000	21,631
Depreciation and amortization	476,053	505,167
Deferred taxes	(14,097)	15,685
Provision for doubtful accounts	20,042	20,721
Amortization of deferred financing charges and note discounts, net	51,806	47,401
Share-based compensation	10,310	7,918
Gain on disposal of operating and other assets	(227,765)	(108,090)
Loss on investments	13,767	4,421
Equity in loss of nonconsolidated affiliates	926	1,216
(Gain) loss on extinguishment of debt	(157,556)	2,201
Other reconciling items, net	24,407	(18,716)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	16,909	(93,312)
Increase in prepaid expenses and other current assets	(17,836)	(51,685)
Decrease in accrued expenses	(60,515)	(43,652)
Decrease in accounts payable	(39,660)	(10,955)
Decrease in accrued interest	(92,947)	(62,149)
Increase in deferred income	37,550	36,579
Changes in other operating assets and liabilities	41,435	9,887
Net cash used for operating activities	(272,578)	(363,149)
Cash flows from investing activities:
Purchases of property, plant and equipment	(201,038)	(192,492)
Proceeds from disposal of assets	604,044	405,284
Purchases of other operating assets	(3,464)	(6,358)
Change in other, net	(33,230)	(32,483)
Net cash provided by investing activities	366,312	173,951
Cash flows from financing activities:
Draws on credit facilities	—	310,000
Payments on credit facilities	(1,728)	(123,304)
Proceeds from long-term debt	800	950,000
Payments on long-term debt	(226,640)	(931,372)
Payments to purchase noncontrolling interests	—	(42,798)
Dividends and other payments to noncontrolling interests	(93,371)	(28,088)
Change in other, net	(1,644)	(7,734)
Net cash provided by (used for) financing activities	(322,583)	126,704
Effect of exchange rate changes on cash	(919)	(11,684)
Net decrease in cash and cash equivalents	(229,768)	(74,178)
Cash and cash equivalents at beginning of period	772,678	457,024
Cash and cash equivalents at end of period	$542,910	$382,846
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,434,482	$1,364,055
Cash paid for taxes	39,288	37,299
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
During the third quarter of 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new standard addresses the classification of cash flows related to certain cash receipts and cash payments. Additionally, the standard clarifies how the predominance principle should be used when cash receipts and cash payments have aspects of more than one class of cash flows. First, an entity will apply the guidance in Topic 230 and other applicable topics. If there is no guidance for those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source of use. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
During the first quarter of 2016, the Company and certain of its subsidiaries completed the final closing for the sale of six of the Company’s broadcast communication tower sites and related assets for approximately $5.5 million.  Simultaneous with the sale, the Company entered into lease agreements for the continued use of space on all six of the towers sold. The Company realized a net gain of $2.7 million, of which $1.9 million was deferred and will be recognized over the lease term.
During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $592.6 million.  The

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company recognized a net gain of $278.3 million related to the sale, which is included within Other operating income (expense), net.
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
On October 24, 2016, the Company sold its International outdoor business in Australia (“Australia Outdoor”), for cash proceeds of $203.9 million.  As of September 30, 2016, Australia Outdoor had $48.6 million in current assets, $56.2 million in property, plant & equipment, $5.7 million in other assets, $31.1 million in current liabilities and $9.0 million in long-term liabilities. Australia Outdoor revenue, direct expenses, SG&A expenses and depreciation and amortization for the nine months ended September 30, 2016 were $96.0 million, $56.2 million, $18.5 million and $9.4 million, respectively, and $83.6 million, $51.9 million, $16.1 million and $7.3 million for the nine months ended September 30, 2015, respectively.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2016 and December 31, 2015, respectively:

(In thousands)	September 30, 2016	December 31, 2015
Land, buildings and improvements	$595,511	$603,234
Structures	2,755,221	2,824,794
Towers, transmitters and studio equipment	349,260	347,877
Furniture and other equipment	618,302	591,149
Construction in progress	95,684	69,042
	4,413,978	4,436,096
Less: accumulated depreciation	2,375,124	2,223,540
Property, plant and equipment, net	$2,038,854	$2,212,556
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
Annual Impairment Test on Indefinite-lived Intangible Assets
The Company performs its annual impairment test on indefinite-lived intangible assets as of July 1 of each year.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company recognized impairment charges related to its indefinite-lived intangible assets of $0.7 million during the three and nine months ended September 30, 2016. The Company recognized impairment charges related to its indefinite-lived intangible assets of $21.6 million during the three and nine months ended September 30, 2015.

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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2016 and December 31, 2015, respectively:

(In thousands)	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$589,703	$(438,087)	$635,772	$(457,060)
Customer / advertiser relationships	1,222,518	(982,173)	1,222,518	(891,488)
Talent contracts	319,384	(273,946)	319,384	(252,526)
Representation contracts	253,719	(226,539)	239,142	(217,770)
Permanent easements	157,347	—	156,349	—
Other	389,893	(213,077)	394,983	(195,644)
Total	$2,932,564	$(2,133,822)	$2,968,148	$(2,014,488)
Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2016 and 2015 was $55.6 million and $57.3 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2016 and 2015 was $167.7 million and $180.9 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2017	$200,177
2018	130,076
2019	47,061
2020	39,208
2021	33,805
Goodwill
Annual Impairment Test to Goodwill
The Company performs its annual impairment test on goodwill as of July 1 of each year.

Each of the U.S. radio markets and outdoor advertising markets are components of the Company. The U.S. radio markets are aggregated into a single reporting unit and the U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. The Company also determined that each country within its Americas outdoor segment and International outdoor segment constitutes a separate reporting unit.

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

The Company recognized goodwill impairment of $7.3 million during the three and nine months ended September 30, 2016 related to one market in the Company's International outdoor segment and concluded no goodwill impairment charge was required for the three and nine months ended September 30, 2015.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2014	$3,288,481	$584,574	$232,538	$81,831	$4,187,424
Acquisitions	—	—	10,998	—	10,998
Foreign currency	—	(709)	(19,644)	—	(20,353)
Assets held for sale	—	(49,182)	—	—	(49,182)
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Impairment	—	—	(7,274)	—	(7,274)
Dispositions	—	(6,934)	—	—	(6,934)
Foreign currency	—	(1,805)	6,413	—	4,608
Assets held for sale	—	(10,337)	—	—	(10,337)
Balance as of September 30, 2016	$3,288,481	$515,607	$223,031	$81,831	$4,108,950

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2016 and December 31, 2015 consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015
Senior Secured Credit Facilities(1)	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2017(2)	230,000	230,000
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	950,000
Subsidiary Revolving Credit Facility Due 2018(3)	—	—
Other secured subsidiary debt(4)	24,610	25,228
Total consolidated secured debt	12,829,425	12,830,043

14.0% Senior Notes Due 2021(5)	1,729,168	1,695,097
Legacy Notes(6)	667,900	667,900
10.0% Senior Notes Due 2018(7)	347,028	730,000
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	225,000	225,000
Other subsidiary debt	28,663	165
Purchase accounting adjustments and original issue discount	(176,863)	(204,611)
Long-term debt fees	(120,918)	(147,983)
Total debt	20,454,403	20,720,611
Less: current portion	204,591	181,512
Total long-term debt	$20,249,812	$20,539,099

(1)	Term Loan D and Term Loan E mature in 2019.

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

The Company’s weighted average interest rate as of September 30, 2016 and December 31, 2015 was 8.5%. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $16.5 billion and $15.2 billion as of September 30, 2016 and December 31, 2015, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2016, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $60.9 million, $99.0 million and $59.9 million, respectively. Bank guarantees of $26.1 million were backed by cash collateral. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
Solicitation of Consents for Senior Notes due 2021
On October 4, 2016, iHeartCommunications announced the successful completion of the solicitation of consents (the “Consent Solicitation”) from holders of its outstanding Senior Notes due 2021 (the “2021 Notes”) to an amendment to the indenture governing the 2021 Notes (the “Indenture”) to increase the aggregate principal amount of indebtedness under Credit Facilities (as defined in the Indenture) permitted to be incurred under Section 4.09(b)(1) of the Indenture by $500.0 million to $17.3 billion. iHeartCommunications paid an aggregate consent fee of $8.6 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation, which will be amortized over the remaining term of the 2021 Notes.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. A hearing was held on defendants' motion to dismiss on September 12, 2016. The court has not yet ruled on the motion.
NOTE 5 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current tax expense	$(9,339)	$(2,144)	$(56,340)	$(65,838)
Deferred tax benefit (expense)	3,726	(697)	14,097	(15,685)
Income tax expense	$(5,613)	$(2,841)	$(42,243)	$(81,523)
The effective tax rates for the three and nine months ended September 30, 2016 were (24.5)% and (13.2)%, respectively. The effective tax rates for the three and nine months ended September 30, 2015 were (1.3)% and (14.4)%, respectively. The 2016 and 2015 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – SHAREHOLDERS’ DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders' deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2016	$(10,784,296)	$177,615	$(10,606,681)
Net income (loss)	(402,360)	38,953	(363,407)
Dividends declared and other payments to noncontrolling interests	—	(74,542)	(74,542)
Share-based compensation	2,170	8,140	10,310
Foreign currency translation adjustments	40,914	2,883	43,797
Unrealized holding loss on marketable securities	(571)	(64)	(635)
Reclassification adjustments	28,919	3,904	32,823
Other adjustments to comprehensive loss	(3,193)	(358)	(3,551)
Other, net	(1,389)	495	(894)
Balances as of September 30, 2016	$(11,119,806)	$157,026	$(10,962,780)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net income (loss)	(661,349)	13,932	(647,417)
Dividends declared and other payments to noncontrolling interests	—	(28,088)	(28,088)
Purchase of additional noncontrolling interests	(40,820)	(1,978)	(42,798)
Share-based compensation	1,873	6,045	7,918
Foreign currency translation adjustments	(82,865)	(19,118)	(101,983)
Unrealized holding gain on marketable securities	484	56	540
Other adjustments to comprehensive loss	(1,036)	(118)	(1,154)
Other, net	(618)	4,772	4,154
Balances as of September 30, 2015	$(10,673,679)	$199,643	$(10,474,036)
The Company has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NUMERATOR:
Net loss attributable to the Company – common shares	$(34,951)	$(221,917)	$(402,360)	$(661,349)

DENOMINATOR:
Weighted average common shares outstanding - basic	84,650	84,350	84,510	84,236
Weighted average common shares outstanding - diluted(1)	84,650	84,350	84,510	84,236

Net loss attributable to the Company per common share:
Basic	$(0.41)	$(2.63)	$(4.76)	$(7.85)
Diluted	$(0.41)	$(2.63)	$(4.76)	$(7.85)

(1)
Outstanding equity awards of 8.0 million and 7.3 million for the three months ended September 30, 2016 and 2015, respectively, and 8.0 million and 7.3 million for the nine months ended September 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 7 — OTHER INFORMATION
Other Comprehensive Income (Loss)
The total (decrease) increase in deferred income tax liabilities of other adjustments to comprehensive loss for the three months ended September 30, 2016 and 2015 were $0.1 million and $0.0 million, respectively. The total (decrease) increase in deferred income tax liabilities of other adjustments to comprehensive loss for the nine months ended September 30, 2016 and 2015 were $(0.7) million and $(0.6) million, respectively.
Barter and Trade
Barter and trade revenues and expenses are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues were $30.2 million and $30.4 million for the three months ended September 30, 2016 and 2015, respectively, and $105.7 million and $88.1 million for the nine months ended September 30, 2016 and 2015, respectively.  Barter and trade expenses were $22.5 million and $30.6 million for the three months ended September 30, 2016 and 2015, respectively, and $80.0 million and $84.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Barter and trade revenues include $5.4 million and $22.1 million of revenue recognized in connection with advertising provided in the three and nine months ended September 30, 2016, respectively, in exchange for investments in certain non-public companies. There is no offsetting barter expense associated with these non-cash transactions.
Investments
During the third quarter of 2016 the Company determined that one of its cost-method investments had declined in value. Such decline in value was considered to be other than temporary, and the Company recorded a loss on investments of $14.5 million to state the investment at its estimated fair value.

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
During the first quarter of 2016, the Company revised its segment reporting as discussed in Note 1. The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2016 and 2015:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2016
Revenue	$857,099	$322,997	$350,060	$41,414	$—	$(1,152)	$1,570,418
Direct operating expenses	229,668	142,989	223,097	(178)	—	—	595,576
Selling, general and administrative expenses	268,612	54,500	71,664	27,466	—	(542)	421,700
Corporate expenses	—	—	—	—	87,389	(610)	86,779
Depreciation and amortization	60,691	47,242	37,018	4,483	9,019	—	158,453
Impairment charges	—	—	—	—	8,000	—	8,000
Other operating expense, net	—	—	—	—	(505)	—	(505)
Operating income (loss)	$298,128	$78,266	$18,281	$9,643	$(104,913)	$—	$299,405
Intersegment revenues	$—	$1,152	$—	$—	$—	$—	$1,152
Capital expenditures	$23,238	$19,114	$30,803	$582	$3,596	$—	$77,333
Share-based compensation expense	$—	$—	$—	$—	$3,431	$—	$3,431

Three Months Ended September 30, 2015
Revenue	$846,865	$347,336	$348,941	$36,719	$—	$(347)	$1,579,514
Direct operating expenses	253,848	149,072	223,644	586	—	—	627,150
Selling, general and administrative expenses	272,065	59,539	73,020	25,149	—	(347)	429,426
Corporate expenses	—	—	—	—	74,775	—	74,775
Depreciation and amortization	59,402	50,121	41,564	4,370	10,863	—	166,320
Impairment charges	—	—	—	—	21,631	—	21,631
Other operating income, net	—	—	—	—	6,914	—	6,914
Operating income (loss)	$261,550	$88,604	$10,713	$6,614	$(100,355)	$—	$267,126
Intersegment revenues	$—	$347	$—	$—	$—	$—	$347
Capital expenditures	$14,426	$18,557	$28,665	$551	$5,416	$—	$67,615
Share-based compensation expense	$—	$—	$—	$—	$2,991	$—	$2,991

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2016
Revenue	$2,463,899	$931,058	$1,044,866	$114,663	$—	$(2,031)	$4,552,455
Direct operating expenses	704,097	421,039	654,802	1,255	—	—	1,781,193
Selling, general and administrative expenses	812,344	167,660	220,872	82,394	—	(1,421)	1,281,849
Corporate expenses	—	—	—	—	252,918	(610)	252,308
Depreciation and amortization	182,506	140,883	113,075	12,809	26,780	—	476,053
Impairment charges	—	—	—	—	8,000	—	8,000
Other operating income, net	—	—	—	—	219,768	—	219,768
Operating income (loss)	$764,952	$201,476	$56,117	$18,205	$(67,930)	$—	$972,820
Intersegment revenues	$—	$2,031	$—	$—	$—	$—	$2,031
Capital expenditures	$46,303	$47,808	$97,487	$1,758	$7,682	$—	$201,038
Share-based compensation expense	$—	$—	$—	$—	$10,310	$—	$10,310

Nine Months Ended September 30, 2015
Revenue	$2,385,367	$984,485	$1,049,654	$106,941	$—	$(2,510)	$4,523,937
Direct operating expenses	709,503	445,018	663,011	2,473	—	—	1,820,005
Selling, general and administrative expenses	799,370	172,522	219,689	81,798	—	(2,510)	1,270,869
Corporate expenses	—	—	—	—	232,492	—	232,492
Depreciation and amortization	179,703	151,574	124,961	16,842	32,087	—	505,167
Impairment charges	—	—	—	—	21,631	—	21,631
Other operating income, net	—	—	—	—	98,694	—	98,694
Operating income (loss)	$696,791	$215,371	$41,993	$5,828	$(187,516)	$—	$772,467
Intersegment revenues	$—	$2,510	$—	$—	$—	$—	$2,510
Capital expenditures	$44,106	$50,916	$85,522	$1,346	$10,602	$—	$192,492
Share-based compensation expense	$—	$—	$—	$—	$7,918	$—	$7,918

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended September 30, 2016 and 2015, the Company recognized management fees and reimbursable expenses of $3.9 million and $3.9 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized management fees and reimbursable expenses of $11.5 million and $11.7 million, respectively.
On July 15, 2016, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company (“Broader Media”), repurchased from unaffiliated third parties approximately $285.0 million aggregate principal amount of iHeartCommunications’ 10.0% Senior Notes due 2018 (the “2018 Notes”) for an aggregate purchase price of approximately $165.3 million (the “Third Party Transaction”).  On the same day, Broader Media repurchased an additional $98.0 million aggregate principal amount of the 2018 Notes from investment firms affiliated with David C. Abrams, a member of our Board of Directors for an aggregate purchase price of approximately $56.9 million (the “Abrams Transaction”).  The Abrams Transaction was made at the same price and on terms substantially similar to those of the Third Party Transaction.  In accordance with our related party transaction policy, the Abrams

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transaction was approved by a majority of the disinterested directors on our Board. As a result of the Third Party Transaction and the Abrams Transaction, the Company recognized a gain on extinguishment of debt of $157.6 million.

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
Executive Summary
The key developments that impacted our business during the three months ended September 30, 2016 are summarized below:

•
Consolidated revenue decreased $9.1 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $5.9 million impact from movements in foreign exchange rates, consolidated revenue decreased $3.2 million during the three months ended September 30, 2016 compared to the same period of 2015.

•
In the first quarter of 2016, we sold nine non-strategic U.S. outdoor markets and in the second quarter we sold our outdoor business in Turkey. These markets generated revenue of $32.8 million in the three months ended September 30, 2015.

•
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications’ 10.0% Senior Notes due 2018 for an aggregate purchase price of $222.2 million, resulting in a gain on extinguishment of debt of $157.6 million and we expect to realize a reduction in annual interest expense of $38.3 million.

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
Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015 is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Revenue	$1,570,418	$1,579,514	(0.6)%	$4,552,455	$4,523,937	0.6%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	595,576	627,150	(5.0)%	1,781,193	1,820,005	(2.1)%
Selling, general and administrative expenses (excludes depreciation and amortization)	421,700	429,426	(1.8)%	1,281,849	1,270,869	0.9%
Corporate expenses (excludes depreciation and amortization)	86,779	74,775	16.1%	252,308	232,492	8.5%
Depreciation and amortization	158,453	166,320	(4.7)%	476,053	505,167	(5.8)%
Impairment charges	8,000	21,631	(63.0)%	8,000	21,631	(63.0)%
Other operating income (expense), net	(505)	6,914		219,768	98,694
Operating income	299,405	267,126	12.1%	972,820	772,467	25.9%
Interest expense	459,852	453,921		1,389,793	1,348,649
Loss on investments, net	(13,767)	(5,000)		(13,767)	(4,421)
Equity in earnings (loss) of nonconsolidated affiliates	1,117	(857)		(926)	(1,216)
Gain (loss) on extinguishment of debt	157,556	—		157,556	(2,201)
Other income (expense), net	(7,323)	(17,976)		(47,054)	18,126
Loss before income taxes	(22,864)	(210,628)		(321,164)	(565,894)
Income tax expense	(5,613)	(2,841)		(42,243)	(81,523)
Consolidated net loss	(28,477)	(213,469)		(363,407)	(647,417)
Less amount attributable to noncontrolling interest	6,474	8,448		38,953	13,932
Net loss attributable to the Company	$(34,951)	$(221,917)		$(402,360)	$(661,349)
Consolidated Revenue
Consolidated revenue decreased $9.1 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $5.9 million impact from movements in foreign exchange rates, consolidated revenue decreased $3.2 million during the three months ended September 30, 2016 compared to the same period of 2015. Revenue growth generated by our iHM business and our International outdoor business was offset by lower revenue as a result of the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016 and our Turkey market in the second quarter of 2016. These markets generated $32.8 million in revenue in the third quarter of 2015.
Consolidated revenue increased $28.6 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $27.2 million impact from movements in foreign exchange rates, consolidated revenue increased $55.8 million during the nine months ended September 30, 2016 compared to the same period of 2015. Revenue growth from our iHM business was partially offset by lower revenue generated by our Americas and International outdoor businesses as a result of the sale of non-strategic outdoor markets which generated $95.8 million in revenue in the nine months ended September 30, 2015 compared to $13.0 million in the nine months ended September 30, 2016.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $31.6 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $4.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $27.4 million during the three months ended September 30, 2016 compared to the same period of 2015. Lower direct operating expenses in our iHM business were primarily driven by the impact of contract renegotiations, partially offset by an increase in event production costs. Lower direct operating expenses in our Americas outdoor business were primarily due to the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016. The decrease in direct operating expenses in our International outdoor business related primarily to the loss of the London bus contract and the second quarter sale of our business in Turkey, partially offset by increases primarily related to higher revenues in other countries.
Consolidated direct operating expenses decreased $38.8 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $18.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $20.6 million during the nine months ended September 30, 2016 compared to the same period of 2015. Lower direct operating expenses in our iHM business were primarily driven by the impact of contract renegotiations, partially offset by increases primarily related to higher revenue. Lower direct operating expenses in our Americas outdoor business were primarily due to the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016. The decrease in direct operating expenses in our International outdoor business related primarily to the loss of the London bus contract and the sale of our business in Turkey, partially offset by increases primarily related to higher revenues in other countries.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $7.7 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $1.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $6.3 million during the three months ended September 30, 2016 compared to the same period of 2015. Lower SG&A expenses were primarily driven by the sale of non-strategic outdoor markets in 2016.
Consolidated SG&A expenses increased $10.9 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $6.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $17.5 million during the nine months ended September 30, 2016 compared to the same period of 2015. Higher SG&A expenses driven primarily by investments in sales capabilities in each of our businesses were partially offset by a decrease in SG&A expenses resulting from the sale of non-strategic outdoor markets in 2016.
Corporate Expenses
Corporate expenses increased $12.0 million during the three months ended September 30, 2016 compared to the same period of 2015 primarily due to higher expenses related to variable compensation plans, higher employee health benefits costs and higher professional fees. Excluding the $1.5 million impact from movements in foreign exchange rates, corporate expenses increased $13.5 million during the three months ended September 30, 2016 compared to the same period of 2015.
Corporate expenses increased $19.8 million during the nine months ended September 30, 2016 compared to the same period of 2015 primarily resulting from higher expenses related to variable compensation plans and higher employee benefit costs, as well as higher professional fees. Excluding the $2.4 million impact from movements in foreign exchange rates, corporate expenses increased $22.2 million during the nine months ended September 30, 2016 compared to the same period of 2015.
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
Strategic revenue and efficiency costs were $6.0 million during the three months ended September 30, 2016. Of these expenses, $2.5 million was incurred by our iHM segment, $0.3 million was incurred by our Americas outdoor segment, $2.1 million was incurred by our International outdoor segment, $0.1 million was incurred by our Other category and $1.0 million was incurred by Corporate. Additionally, $2.0 million of these costs are reported within direct operating expenses, $3.0 million are reported within SG&A and $1.0 million are reported within corporate expenses.

Strategic revenue and efficiency costs were $17.0 million during the three months ended September 30, 2015. Of these expenses, $4.9 million was incurred by our iHM segment, $0.5 million was incurred by our Americas outdoor segment, $7.2 million was incurred by our International outdoor segment, $0.3 million was incurred by our Other segment and $4.1 million was incurred by Corporate. Additionally, $7.9 million of these costs are reported within direct operating expenses, $5.0 million are reported within SG&A and $4.1 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $19.4 million during the nine months ended September 30, 2016. Of these expenses, $11.7 million was incurred by our iHM segment, $1.9 million was incurred by our Americas outdoor segment, $3.6 million was incurred by our International outdoor segment, $0.4 million was incurred by our Other category and $1.8 million was incurred by Corporate. Additionally, $7.1 million of these costs are reported within direct operating expenses, $10.5 million are reported within SG&A and $1.8 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $34.1 million during the nine months ended September 30, 2015. Of these expenses, $8.4 million was incurred by our iHM segment, $1.6 million was incurred by our Americas outdoor segment, $9.1 million was incurred by our International outdoor segment, $3.5 million was incurred by our Other segment and $11.5 million was incurred by Corporate. Additionally, $11.0 million of these costs are reported within direct operating expenses, $11.6 million are reported within SG&A and $11.5 million are reported within corporate expenses.
Depreciation and Amortization
Depreciation and amortization decreased $7.9 million and $29.1 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets, including the sales of the broadcast communication towers in 2015 and in the first quarter of 2016 and the sales of nine non-strategic U.S. outdoor markets in the first quarter of 2016. Depreciation and amortization decreased $0.7 million and $3.2 million for the three and nine months ended September 30, 2016, respectively, as a result of movements in foreign exchange rates.
Impairment Charges
The Company performs its annual impairment test on July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, we recorded impairment charges of $8.0 million during the three and nine months ended September 30, 2016, related primarily to goodwill in one of our International outdoor markets. During the three and nine months ended September 30, 2015, we recognized impairment charges of $21.6 million, related to billboard permits in one Americas outdoor market. Please see Note 2 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.

Other Operating Income (Expense), Net
Other operating expense, net was $0.5 million for the three months ended September 30, 2016, which primarily related to net losses on the sale of operating assets. Other operating income was $219.8 million for the nine months ended September 30, 2016, which primarily related to the gain on sale of nine non-strategic outdoor markets in the first quarter of 2016, partially offset by the loss on sale of Turkey in the second quarter of 2016. In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.6 million in cash and certain advertising assets in Florida. The Company recognized a net gain on these sales of $278.3 million. In the second quarter of 2016, International outdoor sold our Turkey outdoor business, resulting in a net loss of $56.6 million, which included cumulative translation adjustments of $32.2 million.
Other operating income was $6.9 million and $98.7 million for the three and nine months ended September 30, 2015, respectively, which primarily related to the gain on sale and subsequent leaseback of radio towers.
Interest Expense
Interest expense increased $5.9 million and $41.1 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015, due to higher interest rates on floating rate loans and new debt issuances.
Loss on Investments, net
During the three and nine months ended September 30, 2016 and 2015, we recognized losses of $13.8 million and $5.0 million, respectively, related to cost-method investments.

Gain (Loss) on Extinguishment of Debt
During the third quarter of 2016, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications’ 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. In connection with this repurchase, we recognized a gain of $157.6 million.
During the first quarter of 2015, we prepaid certain of iHeartCommunications' term loan facilities due 2016. In connection with this prepayment, we recognized a loss of $2.2 million.
Other Income (Expense), net
Other expense, net was $7.3 million and $47.1 million for the three and nine months ended September 30, 2016, respectively, which relates primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, particularly Euro-denominated notes payable by one of our UK subsidiaries.
Other expense, net was $18.0 million for the three months ended September 30, 2015. Other income, net was $18.1 million for the nine months ended September 30, 2015. These amounts primarily related to net foreign exchange gains or losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Expense
The effective tax rates for the three and nine months ended September 30, 2016 were (24.5)% and (13.2)%, respectively. The effective tax rates for the three and nine months ended September 30, 2015 were (1.3)% and (14.4)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S. federal, state and certain foreign jurisdictions.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Revenue	$857,099	$846,865	1.2%	$2,463,899	$2,385,367	3.3%
Direct operating expenses	229,668	253,848	(9.5)%	704,097	709,503	(0.8)%
SG&A expenses	268,612	272,065	(1.3)%	812,344	799,370	1.6%
Depreciation and amortization	60,691	59,402	2.2%	182,506	179,703	1.6%
Operating income	$298,128	$261,550	14.0%	$764,952	$696,791	9.8%
Three Months
iHM revenue increased $10.2 million during the three months ended September 30, 2016 compared to the same period of 2015. Growth in broadcast radio and digital advertising was driven primarily by higher political revenues as a result of the Presidential election year, growth in our network businesses, including our syndication business driven by growth in our news/talk format, our traffic and weather business, as well as higher revenues from our events, including the iHeartRadio Music Festival. The increase in revenues was partially offset by lower local broadcast radio advertising revenues.
iHM direct operating expenses decreased $24.2 million during the three months ended September 30, 2016 compared to the same period of 2015, primarily driven by a $33.8 million reduction to direct operating expenses resulting from the renegotiation of certain contracts during the quarter. This decrease was partially offset by higher theater and event production costs and higher content and programming costs related to increased revenues. iHM SG&A expenses decreased $3.5 million during the three months ended September 30, 2016 compared to the same period of 2015 primarily due to a decrease in trade and barter expenses resulting from such expenses recognized in the third quarter of 2015 that were not repeated in the current quarter, partially offset by an increase in costs related to investments in national and digital sales capabilities.
Nine Months
iHM revenue increased $78.5 million during the nine months ended September 30, 2016 compared to the same period of 2015. Growth in broadcast radio and digital advertising was driven primarily by our traffic and weather business, political advertising revenues, our events and the impact of trade and barter. Revenue also increased in our syndication business driven by growth in our news/talk format. Trade and barter includes the impact of marketing partnerships with our advertisers on events, as well as revenue recognized in connection with advertising provided during the period in connection with investments made in certain non-public companies.
iHM direct operating expenses decreased $5.4 million during the nine months ended September 30, 2016 compared to the same period of 2015 primarily driven by a $33.8 million reduction to expenses related to contract renegotiations, partially offset by higher content and programming costs related to our broadcast, digital and events revenues. In addition, lease expense was higher as a result of the sale and subsequent leaseback of broadcast communications tower sites in the second quarter of 2015 and we incurred higher spending on strategic revenue and efficiency initiatives. iHM SG&A expenses increased $12.9 million during the nine months ended September 30, 2016 compared to the same period of 2015 primarily due to investments in national and digital sales capabilities and higher variable compensation related to higher revenue.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Revenue	$322,997	$347,336	(7.0)%	$931,058	$984,485	(5.4)%
Direct operating expenses	142,989	149,072	(4.1)%	421,039	445,018	(5.4)%
SG&A expenses	54,500	59,539	(8.5)%	167,660	172,522	(2.8)%
Depreciation and amortization	47,242	50,121	(5.7)%	140,883	151,574	(7.1)%
Operating income	$78,266	$88,604	(11.7)%	$201,476	$215,371	(6.5)%
Three Months
Americas outdoor revenue decreased $24.3 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $0.1 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $24.4 million during the three months ended September 30, 2016 compared to the same period of 2015. In the first quarter of 2016, we sold nine non-strategic U.S. markets which generated revenues of $27.9 million in the third quarter of 2015. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, new airport contracts and higher revenues in Latin America, primarily as a result of the Olympics in Brazil.
Americas outdoor direct operating expenses decreased $6.1 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $0.4 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $6.5 million during the three months ended September 30, 2016 compared to the same period of 2015. The sale of non-strategic U.S. markets resulted in a $9.3 million decrease in direct operating expenses. This decrease was partially offset by higher direct variable operating expenses resulting from higher revenues and higher variable site lease expenses related to new airport contracts. Americas outdoor SG&A expenses decreased $5.0 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $0.1 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $4.9 million during the three months ended September 30, 2016 compared to the same period of 2015. Lower SG&A expenses was primarily due to a $5.2 million decrease in SG&A expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016.
Nine Months
Americas outdoor revenue decreased $53.4 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $45.6 million during the nine months ended September 30, 2016 compared to the same period of 2015. The decrease in revenue is primarily due to the $74.8 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, higher revenues in Latin America, primarily due to the Olympics in Brazil, as well as higher revenues from print bulletins and new airport contracts.
Americas outdoor direct operating expenses decreased $24.0 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $3.8 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $20.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. The decrease in direct operating expenses was primarily driven by a $26.2 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. Americas outdoor SG&A expenses decreased $4.9 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $2.8 million during the nine months ended September 30, 2016 compared to the same period of 2015. This decrease was primarily due to a $15.0 million decrease in SG&A expenses resulting from the sale of the nine non-strategic U.S. markets in the first quarter of 2016, partially offset by higher variable compensation expense related to higher revenues, higher property taxes expense and higher research and development costs.
International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Revenue	$350,060	$348,941	0.3%	$1,044,866	$1,049,654	(0.5)%
Direct operating expenses	223,097	223,644	(0.2)%	654,802	663,011	(1.2)%
SG&A expenses	71,664	73,020	(1.9)%	220,872	219,689	0.5%
Depreciation and amortization	37,018	41,564	(10.9)%	113,075	124,961	(9.5)%
Operating income	$18,281	$10,713	70.6%	$56,117	$41,993	33.6%
Three Months
International outdoor revenue increased $1.2 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $6.0 million impact from movements in foreign exchange rates, International outdoor revenue increased $7.2 million during the three months ended September 30, 2016 compared to the same period of 2015. The increase in revenue was primarily driven by revenue growth from new digital assets and new contracts in Australia, Italy, Spain and Sweden, partially offset by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed and the sale of our Turkey market during the second quarter of 2016.
International outdoor direct operating expenses decreased $0.5 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $4.6 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $4.1 million during the three months ended September 30, 2016 compared to the same period of 2015. The increase in direct operating expenses was primarily a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower site lease expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, lower direct operating expenses as a result of the sale our Turkey market during the second quarter of 2016 and site lease termination fees incurred in the third quarter of 2015 related to our strategic efficiency initiatives. International outdoor SG&A expenses decreased $1.3 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $1.3 million impact from movements in foreign exchange rates, International outdoor SG&A expenses were flat during the three months ended September 30, 2016 compared to the same period of 2015. An increase in SG&A expenses related to higher selling staff costs in countries experiencing growth was offset by a reduction in SG&A expenses resulting from the sale of the business in Turkey during the second quarter of 2016.
Nine Months
International outdoor revenue decreased $4.8 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $19.4 million impact from movements in foreign exchange rates, International outdoor revenue increased $14.6 million during the nine months ended September 30, 2016 compared to the same period of 2015. The increase in revenue is due to growth in Australia, France, Italy, China and Sweden, primarily from new digital assets and new contracts, which was partially offset by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed.
International outdoor direct operating expenses decreased $8.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $14.4 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $6.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. International outdoor SG&A expenses increased $1.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $4.5 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $5.7 million during the nine months ended September 30, 2016 compared to the same period of 2015. The increase in SG&A expenses was primarily due to higher sales force and office renovation costs in Australia and the United Kingdom.
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
iHM	$298,128	$261,550	$764,952	$696,791
Americas outdoor	78,266	88,604	201,476	215,371
International outdoor	18,281	10,713	56,117	41,993
Other	9,643	6,614	18,205	5,828
Other operating income, net	(505)	6,914	219,768	98,694
Impairment charges	(8,000)	(21,631)	(8,000)	(21,631)
Corporate expense (1)	(95,798)	(85,638)	(279,088)	(264,579)
Eliminations	(610)	—	(610)	—
Consolidated operating income	$299,405	$267,126	$972,820	$772,467

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We have granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $3.4 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and $10.3 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, there was $24.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately four years.  In addition, as of September 30, 2016, there was $26.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the nine months ended September 30, 2016 and 2015, respectively:

(In thousands)	Nine Months Ended September 30,
	2016	2015
Cash provided by (used for):
Operating activities	$(272,578)	$(363,149)
Investing activities	$366,312	$173,951
Financing activities	$(322,583)	$126,704

Operating Activities
Cash used for operating activities was $272.6 million during the nine months ended September 30, 2016 compared to $363.1 million of cash used during the nine months ended September 30, 2015.  The decrease in cash used for operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which was driven primarily by improved collections, offset by an increase of $70.4 million in cash interest payments in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Cash paid for interest during the nine months ended September 30, 2016 was $1,434.5 million as compared to $1,364.1 million paid during the nine months ended September 30, 2015. The increase in cash paid for interest is primarily driven by higher weighted average interest rates as a result of refinancing our debt and by higher interest rates on floating rate loans during the nine months ended September 30, 2016.
Investing Activities
Cash provided by investing activities of $366.3 million during the nine months ended September 30, 2016 reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas of $592.6 million in cash and certain advertising assets in Florida. Those sale proceeds were partially offset by $201.0 million used for capital expenditures. We spent $46.3 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $47.8 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $97.5 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $1.8 million in our Other category and $7.7 million in Corporate primarily related to equipment and software purchases.
Cash provided by investing activities of $174.0 million during the nine months ended September 30, 2015 primarily reflected proceeds of $369.0 million from the sale of broadcasting towers and related property and equipment, as well as proceeds of $34.3 million from the sale of our San Antonio office buildings, partially offset by closing costs incurred in relation to the sale of broadcasting towers of $10.0 million. We are leasing back a portion of the radio towers and related property and equipment, as well as the San Antonio office buildings, under long-term operating leases. Those sale proceeds were partially offset by $192.5 million used for capital expenditures. We spent $44.1 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $50.9 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $85.5 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $1.4 million in our Other category and $10.6 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities of $322.6 million during the nine months ended September 30, 2016 primarily resulted from the purchase of iHeartCommunications' 10.0% Senior Notes due 2018 for an aggregate purchase price of $222.2 million and dividends paid to non-controlling interests.
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

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications' domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements and cash from liquidity-generating transactions. As of September 30, 2016, we had $542.9 million of cash on our balance sheet, including $394.3 million of cash held by our subsidiary, CCOH, a portion of which is held by non-wholly owned subsidiaries or is otherwise reserved for use for CCOH operations.  $165.9 million of our cash is held outside the U.S. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  As of September 30, 2016, we had a borrowing base of $422.6 million under iHeartCommunications' receivables based credit facility, had $230.0 million of outstanding borrowings and had $44.1 million of outstanding letters of credit, resulting in $148.5 million of excess availability.  However, any incremental borrowings under iHeartCommunications' receivables based credit facility may be further limited by the terms contained in iHeartCommunications' material financing agreements.
In recent quarters we have relied, and we will continue to rely, on liquidity-generating transactions as a source of liquidity to fund working capital needs, interest payment obligations and other general corporate purposes. As described under “CCOH Dividends” below, in the first quarter of 2016, we received $196.3 million as a dividend from CCOH funded with the proceeds of the December 2015 issuance of 8.75% Senior Notes due 2020 by Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company and of CCOH, and $486.5 million as a dividend from CCOH ($186.5 million net of iHeartCommunications' concurrent repayment of the Revolving Promissory Note) funded with the proceeds of a $300.0 million repayment under the Revolving Promissory note and the sale of CCOH's outdoor business in nine non-strategic Americas outdoor markets.  These transactions improved our liquidity position, but our annual cash interest payment obligations increased as a result of the CCIBV note issuance. We are currently exploring, and expect to continue to explore, a variety of other transactions to provide us with additional liquidity. We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and any such transactions, if consummated, could adversely affect us in other ways. Future liquidity-generating transactions could have the effect of further increasing our annual cash interest payment obligations, reducing our cash flow from operations or reducing cash available for capital expenditures and other business initiatives.
Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  At September 30, 2016, we had debt maturities totaling $196.8 million, $244.5 million and $564.3 million in 2016, 2017 and 2018, respectively.  A substantial amount of our cash requirements are for debt service obligations.  During the nine months ended September 30, 2016, we spent $1,662.1 million of cash on payments of principal and interest on our debt, net of facility draws and proceeds received, compared to $1,158.7 million in the nine months ended September 30, 2015. We anticipate having approximately $1.8 billion of cash interest payment obligations in 2016 ($1.4 billion of which has been made as of September 30, 2016), compared to $1.7 billion of cash interest payments in 2015.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect iHeartCommunications' ability to obtain additional financing in the future.
Our ability to continue to service our outstanding debt will depend on our ability to improve our operating performance, our ability to generate additional liquidity through liquidity-generating transactions and the conditions of the capital markets at the time. If our future operating performance does not meet our expectations, we do not generate sufficient cash through liquidity-generating transactions, or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to service our outstanding debt as currently contemplated.  While we have been successful in accessing the capital markets on terms and in amounts adequate to refinance our indebtedness and meet our liquidity needs in the past, there can be no assurance that refinancing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further.  In addition, the terms of our existing or future debt agreements may restrict us from securing refinancing on terms that are available to us at that time.  If we are unable to continue to obtain sources of refinancing or generate sufficient cash through our operations and liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet iHeartCommunications' obligations.

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
On October 24, 2016, the Company sold its International outdoor business in Australia (“Australia Outdoor”), for cash proceeds of $203.9 million.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications' receivables based credit facility and cash from other liquidity-generating transactions will enable us to meet our working capital, debt service, capital expenditure and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, there will be no material adverse developments in our business, liquidity or capital requirements and that we can continue to implement our long-term business plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays.  In addition, our ability to continue to meet our working capital, debt service, capital expenditure and other funding requirements for the next 12 months depends on our ability to generate additional cash from liquidity-generating transactions, including potential asset sales, asset monetization transactions and debt financing transactions. There is no assurance that any of the liquidity-generating transactions we are currently exploring will close in a timely manner or on terms acceptable to us, or at all. If one or more of these transactions do not occur as expected, it could cause a default under one or more of the agreements governing our indebtedness. In addition to the liquidity-generating transactions described above, we have from time to time been engaged in discussions with some of the holders of our indebtedness regarding proposed modifications to the terms of that indebtedness and other changes to our capital structure, but those discussions have not resulted in any agreements to date. We have considered and will continue to evaluate potential transactions to improve our capital structure and address our liquidity constraints and we have retained advisers to assist with the assessment of these potential transactions. If our future cash flows from operations, refinancing sources and liquidity-generating transactions are insufficient to service our debt or to fund our other liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets or seek additional capital.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
We were in compliance with the covenants contained in iHeartCommunications' material financing agreements as of September 30, 2016, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications' senior secured credit facilities. However, our future results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  Our ability to comply with these covenants in the future may be affected by events beyond our control, including the uncertainties described above and prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications' financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. Moreover, the lenders under the receivables based credit facility under iHeartCommunications' senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications' obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications' material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities and the indentures governing our outstanding bonds is $100.0 million.

Sources of Capital
As of September 30, 2016 and December 31, 2015, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2016	December 31, 2015
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	230.0	230.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(2)	—	—
Other secured subsidiary debt	24.6	25.2
Total secured debt	12,829.4	12,830.0

14.0% Senior Notes Due 2021	1,729.2	1,695.1
Legacy Notes:
5.5% Senior Notes Due 2016	192.9	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018(3)	347.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	225.0	225.0
Other subsidiary debt	28.7	0.2
Purchase accounting adjustments and original issue discount	(176.9)	(204.6)
Long-term debt fees	(120.9)	(148.0)
Total debt	20,454.4	20,720.6
Less: Cash and cash equivalents	542.9	772.7
	$19,911.5	$19,947.9

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
On October 4, 2016, iHeartCommunications announced the successful completion of the solicitation of consents (the “Consent Solicitation”) from holders of its outstanding Senior Notes due 2021 (the “2021 Notes”) to an amendment to the indenture governing the 2021 Notes (the “Indenture”) to increase the aggregate principal amount of indebtedness under Credit Facilities (as defined in the Indenture) permitted to be incurred under Section 4.09(b)(1) of the Indenture by $500.0 million to $17.3 billion. iHeartCommunications paid an aggregate consent fee of $8.6 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation.
Senior Secured Credit Facilities
The senior secured credit facilities require iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) for the preceding four quarters. iHeartCommunications' secured debt consists of the senior secured credit facilities, the receivables based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities, iHeartCommunications' consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2016:

Four Quarters Ended
(In Millions)	September 30, 2016
Consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities)	$1,855.6
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(31.5)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities)	(33.5)
Non-cash charges	(26.3)
Other items	33.9
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(448.4)
Operating income	1,349.8
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	439.3
Less: Interest expense	(1,846.6)
Less: Current income tax expense	(49.6)
Plus: Other income (expense), net	(52.1)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	112.8
Change in assets and liabilities, net of assets acquired and liabilities assumed	58.0
Net cash used for operating activities	$11.6
The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended September 30, 2016.  As of September 30, 2016, our ratio was 6.6:1.
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
Disposals
In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.6 million in cash and certain advertising assets in Florida.
In the second quarter of 2016, International outdoor sold its business in Turkey. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon sale of the subsidiaries in Turkey.
On October 24, 2016, we sold our International outdoor business in Australia, for cash proceeds of $203.9 million.
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
Certain Relationships with the Sponsors
We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2016 and 2015, we recognized management fees and reimbursable expenses of $3.9 million and $3.9 million, respectively. For the nine months ended September 30, 2016 and 2015, we recognized management fees and reimbursable expenses of $11.5 million and $11.7 million, respectively.

CCOH Dividends
In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of September 30, 2016, the balance of the Note was $769.5 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.
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
In the first quarter of 2016, CCOH sold its business in nine non-strategic Americas outdoor markets for a net purchase price of $592.6 million in cash and certain advertising assets in Florida (the “Outdoor Transactions”).  Following the completion of the Outdoor Transactions on February 4, 2016, the board of directors of CCOH made a demand for the repayment of $300.0 million outstanding on the Note and CCOH paid a special cash dividend in an aggregate amount of $540.0 million.  A portion of the proceeds of the Outdoor Transactions, together with the proceeds from the concurrent $300.0 million repayment of the Note, were used to fund the dividends.  We received $486.5 million of the dividend proceeds ($186.5 million net of iHeartCommunications' repayment of the Note) through three of our wholly-owned subsidiaries, and approximately $53.5 million was paid to the public stockholders of CCOH.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2016, approximately 32% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2016 would have changed by $22.9 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $22.1 million and a net loss of $94.7 million for three and nine months ended September 30, 2016, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended September 30, 2016 by $2.2 million and decreased our net loss for the nine months ended September 30, 2016 by $9.5 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2016 would have increased our net loss by a corresponding amount.
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

The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets as of     July 1 of each year.

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

On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized impairment charges of $0.7 million related to FCC Licenses and no impairment related to outdoor billboard permits.

In determining the fair value of our FCC licenses, the following key assumptions were used:

•	Revenue growth sales forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;

•	2.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

•	Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 26.5%, depending on market size; and

•	Assumed discount rates of 8.5% for the 13 largest markets and 9.0% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecast at 3.0% was used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 56.1%, depending on market size, by year 3; and

•	Assumed discount rate of 7.5%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$465,102	$158,468	$495,326
Billboard permits	$1,138,600	$162,800	$1,162,700
The estimated fair value of our FCC licenses and billboard permits at July 1, 2016 was $7.1 billion ($3.1 billion for FCC licenses and $4.0 billion for billboard permits), while the carrying value was $3.4 billion. The estimated fair value of our FCC licenses and billboard permits at July 1, 2015 was $6.1 billion ($3.0 billion for FCC licenses and $3.1 billion for billboard permits), while the carrying value was $3.5 billion.

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

On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a goodwill impairment charge of $7.3 million related to one of our International outdoor markets. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2016 through 2020. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

•
Cash flows beyond 2020 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our iHM segment, 3.0% for our Americas outdoor and International outdoor segments, and 2.0% for our Other segment.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
iHM	$1,080,000	$280,000	$1,050,000
Americas Outdoor	$860,000	$180,000	$820,000
International Outdoor	$330,000	$210,000	$260,000

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

•
our ability to generate sufficient cash from operations and liquidity-generating transactions and our need to allocate significant amounts of our cash to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Texas Court held a bench trial on the merits from May 16 through May 20, 2016. On May 24, 2016, the Texas Court signed the Final Judgment Granting Declaratory Judgment And Permanent Injunction (the "Final Judgment"), which, among other things, granted the Company's amended petition seeking a declaratory judgment, finding that the Contribution did not violate the indentures governing the priority guarantee notes, and that the Company was not in default under those indentures as a result of the Contribution. The Texas Court further granted the Company's request for a permanent injunction, permanently rescinded the Notices of Default, and enjoined the defendants from further issuing or threatening to issue Notices of Default as a result of the Contribution. On July 5, 2016, the Texas Court issued its findings of fact and conclusions of law and denied a motion by the Holders for reconsideration of the Final Judgment. On August 23, 2016, certain noteholder Defendants filed a notice of appeal.
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
The Second Texas Litigation relates to defendants' actions in threatening to issue and then issuing notices of default against the Company challenging the Contribution without basis, as well as the defendants’ assertions that any repurchases of iHeartCommunications’ debt by Broader Media, LLC would violate the Indentures. iHeartCommunications is seeking, among other things, damages for the defendants’ tortious interference, economic duress, civil conspiracy and breach of the covenant of good faith and fair dealing. iHeartCommunications is also seeking a declaratory judgment that the Indentures do not prevent Broader Media, LLC and other “unrestricted subsidiaries” from repurchasing iHeartCommunications’ debt, that Broader Media, LLC’s repurchase of the 2018 Notes on July 15, 2016 did not violate the Indentures, and therefore that any repurchases of iHeartCommunications’ debt by Broader Media, LLC provides no justification for the issuance of any new notices of default.
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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. A hearing was held on defendants' motion to dismiss on September 12, 2016. The court has not yet ruled on the motion.

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report") and our Quarterly Reports on Form 10-Q. There have not been any material changes in the risk factors disclosed in our Annual Report and Quarterly Reports.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended September 30, 2016 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30	109,248	$1.23	—	$—
August 1 through August 31	—	—	—	—
September 1 through September 30	118	1.22	—	—
Total	109,366	$1.23	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2016 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

November 9, 2016
/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary