Form 10-K/A
period 2017-12-31
iHeartMedia, Inc.
filed 2018-05-11
CIK 1400891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐

As of June 30, 2017, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $19.1 million based on the closing sales price of the Class A common stock as reported on the Over-the-Counter Pink Sheets.

On April 24, 2018, there were 31,935,990 outstanding shares of Class A common stock (including 111,291 shares owned by a subsidiary and excluding 616,296 shares held in treasury), 555,556 outstanding shares of Class B common stock, 58,967,502 outstanding shares of Class C common stock and no outstanding shares of Class D common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

IHEARTMEDIA, INC.

EXPLANATORY NOTE

iHeartMedia, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 3, 2018 (the “Original 2017 Form 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Original 2017 Form 10-K are replaced in their entirety with the information provided herein. This Form 10-K/A also amends Item 15 of Part IV of the Original 2017 Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

Except as expressly stated, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2017 Form 10-K or reflect events that occurred after the date of the Original 2017 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2017 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2017 Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Composition of the Board of Directors

Holders of iHeartMedia, Inc.’s Class A common stock, voting as a separate class, are entitled to elect two members of the Board (the “public directors”). For the election of the other members of our Board, the holders of Class A common stock and Class B common stock will vote together as a single class. However, since several entities controlled by Bain Capital Private Equity, L.P. and its affiliates (collectively, “Bain Capital”) and Thomas H. Lee Partners, L.P. and its affiliates (collectively, “THL” and, together with Bain Capital, the “Sponsors”) hold a majority of the outstanding capital stock and voting power of iHeartMedia, the holders of iHeartMedia’s Class A common stock do not have sufficient voting power to elect the remaining 11 members of our Board. Pursuant to an amended and restated voting agreement (the “Voting Agreement”) entered into among B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Merger Co., Inc., iHeartMedia, Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III L.P. and Highfields Capital Management LP (collectively, with Highfields Capital I LP, Highfields Capital II LP and Highfields Capital III L.P., “Highfields”) on May 13, 2008, of the two members of the Board to be elected by holders of iHeartMedia’s Class A common stock, the parties to the Voting Agreement initially agreed that:

•	one of the directors, who was selected by Highfields Capital Management LP (“Highfields Capital Management”), would be Jonathon S. Jacobson, and Mr. Jacobson was named to the Nominating and Corporate Governance Committee of iHeartMedia’s Board; and

•	the other director, who was selected by the Nominating and Corporate Governance Committee after consultation with Highfields Capital Management, would be David C. Abrams.

These two directors are nominated to stand for re-election at the annual meeting. Until the date that Highfields owns less than five percent of the Class A common stock of iHeartMedia, iHeartMedia will nominate two candidates for election by the holders of Class A common stock, of which one candidate (who initially was Mr. Jacobson) will be selected by Highfields Capital Management, and one candidate (who initially was Mr. Abrams) will be selected by the Nominating and Corporate Governance Committee after consultation with Highfields Capital Management. iHeartMedia also has agreed that until the termination of the Voting Agreement and subject to the fiduciary duties of its Board, iHeartMedia will cause at least one of the public directors to be appointed to each of the primary standing committees of the Board and, if such public director shall cease to serve as a director of iHeartMedia or otherwise is unable to fulfill his or her duties on any such committee, iHeartMedia shall cause the director to be succeeded by another public director. In July 2016, Mr. Abrams resigned from the Audit Committee, and the Board appointed Mr. Brace to the Audit Committee to succeed Mr. Abrams. Although Mr. Brace is not a public director as defined in the Voting Agreement, Mr. Jacobson agreed on behalf of Highfields that Mr. Brace may succeed Mr. Abrams on the Audit Committee notwithstanding the terms of the Voting Agreement because Mr. Brace is independent for purposes of Audit Committee service as defined by the rules and regulations of the SEC and iHeartMedia’s independence standards.

Set forth below is information regarding our directors as of May 11, 2018.

David C. Abrams, age 57, is the managing member of Abrams Capital, a Boston-based investment firm he founded in 1999. Abrams Capital manages approximately $9 billion in assets across a wide spectrum of investments. Mr. Abrams has been one of our directors since July 30, 2008. Mr. Abrams also serves on the boards of directors or the board of managers, as applicable, of iHeartCommunications and iHeartMedia Capital I, LLC and several private companies. Mr. Abrams previously served on the board of directors of Crown Castle International, Inc. Mr. Abrams received a B.A. from the University of Pennsylvania. He serves as an overseer of the College of Arts and Sciences at the University of Pennsylvania. Mr. Abrams was selected to serve as a member of our Board because of his experience in acquisitions and financings gained through his work at Abrams Capital and his strategic experience gained through serving on the boards of directors of public and private companies.

John N. Belitsos, age 38, is a Principal at Bain Capital. Prior to joining Bain Capital in 2005, Mr. Belitsos worked at Goldman Sachs where he focused primarily on mergers and acquisitions for companies in the technology, media, and telecommunications industries. Mr. Belitsos also serves on the board of directors of Toys “R” Us, and previously served on the board of directors of Gymboree and D&M Holdings, Inc. (Denon & Marantz). Mr. Belitsos holds an A.B. in Economics from Harvard College and an M.B.A. from Harvard Business School. Mr. Belitsos was selected as a member of our Board because of his knowledge of the media and technology industries gained as an investor at Bain Capital.

Frederic F. Brace, age 60, has been a director of the Company since May 12, 2016. His experience includes: Midstates Petroleum Company, Inc. (exploration and production company) (in 2016, Midstates Petroleum Company, Inc. filed for protection under Chapter 11 of the Bankruptcy Code): President and Chief Executive Officer (since 2015); Beaucastel LLC (consulting): Chairman and Chief Executive Officer (since 2012); Niko Resources, Ltd. (exploration and production company): President (2014) and Senior Advisor (2013); The Great Atlantic & Pacific Tea Company (retail grocery chain) (in 2010, The Great Atlantic & Pacific Tea Company filed for protection under Chapter 11 of the Bankruptcy Code; it emerged from bankruptcy in 2012): Executive Vice President, Chief Administrative Officer and Chief Restructuring Officer (2010-2012) and Chief Financial Officer (2011-2012); UAL Corporation (NYSE: UAL) (now United Continental Holdings, Inc.): Executive Vice President and Chief Financial Officer and various senior management positions (1988-2008). Mr. Brace is currently a director of: Midstates Petroleum Company, Inc., Anixter International (NYSE: AXE), GenOn, Niko Resources and Sequa Corp.; and is a former director of: CoreVest Financial (2011-2016), Edison Mission Energy (2012-2014), The Great Atlantic & Pacific Tea Company and The Standard Register Company (2014-2015). Mr. Brace received his BS in Industrial Engineering from the University of Michigan and his MBA with a specialization in finance from the University of Chicago Graduate School of Business. Mr. Brace was selected as a member of our Board because his executive management experience and independence bring valuable skills and insight to the Board. Further, Mr. Brace has extensive experience serving on public and private company boards throughout his career.

Richard J. Bressler, age 60, was appointed as our President and Chief Financial Officer, as President and Chief Financial Officer of iHeartCommunications and iHeartMedia Capital I, LLC and as Chief Financial Officer of CCOH on July 29, 2013 and as our Chief Operating Officer on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young LLP since 1979. Mr. Bressler has been one of our directors since May 2007. Mr. Bressler also currently is a director of iHeartCommunications, Civic Entertainment, Seacrest Global Group, LLC and Gartner, Inc. and a member of the board of managers of iHeartMedia Capital I, LLC. Mr. Bressler previously served as a member of the boards of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University. Mr. Bressler was selected to serve as a member of our Board for his experience in and knowledge of the industry gained through his various positions with Viacom and Time Warner as well as his knowledge of finance and accounting gained from his experience at THL and Ernst & Young LLP.

James C. Carlisle, age 42, is a Managing Director at THL. Prior to joining THL in 2000, Mr. Carlisle worked at Goldman, Sachs & Co. in the Financial Institutions Group. Mr. Carlisle has been one of our directors since March 20, 2013. Mr. Carlisle also currently is a board observer at Univision Communications, Inc., a director of iHeartCommunications, Material Handling Systems,

Inc. and Ten-X, LLC, and a member of the board of managers of iHeartMedia Capital I, LLC. Mr. Carlisle previously served as a director of CCOH and Agencyport Software Corporation. Mr. Carlisle holds a B.S.E., summa cum laude, in Operations Research from Princeton University and an M.B.A. from Harvard Business School. He also serves as a member of the board of directors of The Massachusetts Eye and Ear Infirmary and is an active contributor to the National Park Foundation. Mr. Carlisle was selected to serve as a member of our Board based on his experience evaluating strategies, operations and risks gained through his work at Goldman, Sachs & Co. and THL, as well as his experience serving as a director for other media companies.

John P. Connaughton, age 52, is the Co-Managing Partner of Bain Capital and has been a Managing Director since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the media, technology and medical industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he advised Fortune 500 companies. Mr. Connaughton has been one of our directors since May 2007. Mr. Connaughton also currently serves as a director of iHeartCommunications, IQVIA Holdings, Inc., Beacon Health Options, Inc. and The Boston Celtics and is a member of the board of managers of iHeartMedia Capital I, LLC. Mr. Connaughton previously served as a member of the boards of directors of Warner Music Group Corp., HCA Holdings, Inc. (Hospital Corporation of America), SunGard Data Systems, Inc., AMC Entertainment Inc., Stericycle Inc., CRC Health Corporation, Warner Chilcott plc, CMP Susquehanna Holdings Corp., Bio Products Laboratory, Grupo Notre Dame Intermedica and Air Medical Holdings, Inc. He also volunteers for a variety of charitable organizations, serving as a member of The Berklee College of Music Board of Trustees and the UVA McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in Commerce from the University of Virginia and an M.B.A. from Harvard Business School. Mr. Connaughton was selected to serve as a member of our Board because of his knowledge of and experience in the industry gained from his various positions with Bain Capital and his service on various boards of directors.

Charles H. Cremens, age 64, has been a director of the Company since May 12, 2016. Mr. Cremens is currently a director of Energy Future Intermediate Holding Company (power transmission and distribution) (since 2014), U.S. Steel Canada (steel producer) (since 2014) andPayless Holdings (since 2017). Mr. Cremens is also currently a director of Bluestem Brands (formerly known as Capmark Financial Group) and serves as the chairman of the Audit Committee and a member of the Finance Committee. He was formerly a director of Southcross Holdings (2016), Aspect Software (2015-2016), Patriot Coal (2013-2015), Tactical Holdings (2012), Conexant Systems, Inc. (2012), Kerzner International (2010-2012), Intrawest Holdings (2009-2012), General Growth Properties (2008-2009) and Specialty Brands (2007-2017). He was President and Chief Executive Officer of Spirit Finance Corp. (2009-2011) during its restructuring. Mr. Cremens received his Bachelor’s degree from Williams College. Mr. Cremens was selected as a member of our Board because his executive management experience and independence bring valuable skills and insight to the Board. Further, Mr. Cremens has extensive experience serving on public and private company boards throughout his career.

Matthew J. Freeman, age 48, has been one of our directors since December 14, 2012 and also serves on the board of directors or board of managers, as applicable, of iHeartCommunications and iHeartMedia Capital I, LLC. He is an Operating Partner at Bain Capital. From 2010 until he joined Bain Capital in 2012, Mr. Freeman served in multiple capacities for The Interpublic Group of Companies, Inc. (a global advertising and marketing services company), including as CEO of its Mediabrands Ventures unit and as Vice Chairman and Global Chief Innovation Officer of its McCann Erickson unit. Prior thereto, Mr. Freeman was the CEO of an online media company, Betawave, from 2009 to 2010 and served as CEO of the Tribal DDB Worldwide unit of Omnicom Group Inc. (a global advertising, marketing and corporate communications company) from 1998 to 2009. Mr. Freeman, who graduated from Dartmouth College and the School of Visual Arts, currently serves as Chairman of Advertising Week and has served on the boards of the Advertising Club of New York and the American Association of Advertising Agencies (4As) and is a member of the Marketing Advisory Board of the Museum of Modern Art (MoMA). Mr. Freeman also has been inducted into the American Advertising Federation Hall of Achievement. Mr. Freeman was selected to serve as a member of our Board because of his experience in the media and advertising industries.

Laura A. Grattan, age 36, is a Managing Director at THL. Ms. Grattan joined THL in 2005. Prior to THL, Ms. Grattan worked in the Private Equity Group at Goldman, Sachs & Co. She has been one of our directors since April 7, 2016 and she was also appointed as a member of the board of managers of iHeartMedia Capital I, LLC and the board of directors of iHeartCommunications. Ms. Grattan previously served on the board of director of West Corporation (2012–2017), a global provider of communication and network infrastructure services. Ms. Grattan holds an A.B., summa cum laude, in Economics from Dartmouth College and an M.B.A. from Harvard Business School. Ms. Grattan was selected to serve as a member of our Board based on her experience addressing financial, strategic and operating issues in various positions with Goldman, Sachs & Co. and her service on various boards of directors.

Blair E. Hendrix, age 53, is a Managing Director of Bain Capital and the Head of the firm’s operationally focused Portfolio Group for North America. Mr. Hendrix joined Bain Capital in 2000. Prior to joining Bain Capital, Mr. Hendrix was Executive Vice President and Chief Operating Officer of DigiTrace Care Services, Inc. (now SleepMed), a national healthcare services company he co-founded. Earlier in his career, Mr. Hendrix was employed by Corporate Decisions, Inc. (now Mercer Management Consulting), a management consulting firm. Mr. Hendrix has been one of our directors since August 2008. Mr. Hendrix also currently serves as a director of iHeartCommunications, CCOH, BMC Software and TWCC Holdings Corp. (The Weather Channel) and as a member of the board of managers of iHeartMedia Capital I, LLC. He previously served as a director of Keystone Automotive Operations, Inc., Innophos Holdings, Inc. and SMTC Corporation. Mr. Hendrix received a B.A. from Brown University, awarded with honors. Mr. Hendrix was selected to serve as a member of our Board because of his operational knowledge gained through his experience with Bain Capital and in management consulting.

Jonathon S. Jacobson, age 56, is the founder, Chief Investment Officer and Chief Executive Officer of Highfields Capital Management LP, a Boston-based investment management firm which invests over $12 billion globally on behalf of endowments, foundations, pension funds and other institutional investors. Prior to founding Highfields in 1998, Mr. Jacobson spent eight years as a senior portfolio manager at Harvard Management Company, Inc. (“HMC”), which is responsible for investing Harvard University’s endowment. Before that, he held positions at Lehman Brothers in New York and at Merrill Lynch Capital Markets in New York and Sydney, Australia. Mr. Jacobson has been one of our directors since July 30, 2008 and also serves as a director of iHeartCommunications and as a member of the board of managers of iHeartMedia Capital I, LLC. He is also a past member of the Asset Managers’ Committee of the President’s Working Group on Financial Markets, formed in 2007 to foster a dialogue with the Federal Reserve Board and Department of the Treasury on issues of significance to the investment industry. Mr. Jacobson received an M.B.A. from Harvard Business School in 1987 and graduated magna cum laude with a B.S. in Economics from Wharton School, University of Pennsylvania in 1983. Mr. Jacobson was selected to serve as a member of our Board because of his knowledge of finance and capital markets gained through his investment experience at Highfields and other investment funds.

Robert W. Pittman, age 64, was appointed as our Chairman and as Chairman of iHeartCommunications on May 17, 2013, as Chief Executive Officer and a director of ours and iHeartCommunications and as Executive Chairman and a director of CCOH on October 2, 2011. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC on April 26, 2013, and as Chairman and Chief Executive Officer of CCOH on March 2, 2015. Prior to October 2, 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for us and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Lupus Research Alliance, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.

Scott M. Sperling, age 60, is Co-President of THL. Prior to joining THL in 1994, Mr. Sperling was Managing Partner of The Aeneas Group, Inc., the private capital affiliate of Harvard Management Company, for more than ten years. Before that he was a senior consultant with the Boston Consulting Group. Mr. Sperling has been one of our directors since May 2007. Mr. Sperling also currently serves as a director of iHeartCommunications and Thermo Fisher Scientific Inc. and a member of the board of managers of iHeartMedia Capital I, LLC. He previously served as a director of Vertis, Inc., Warner Music Group Corp. and several private companies. Mr. Sperling also is active in numerous community activities, including serving as a director of the Brigham & Women’s / Faulkner Hospital Group, Chairman of The Citi Center for Performing Arts and a member of Harvard Business School’s Board of Dean’s Advisors and Harvard Business School’s Rock Center for Entrepreneurship. Mr. Sperling received an M.B.A. from Harvard Business School and a B.S. from Purdue University. Mr. Sperling was selected as a member of our Board because of his operational and strategic knowledge gained through his experience at THL and various directorships.

Executive Officers

Set forth below is information regarding our executive officers as of May 11, 2018. Information regarding Robert W. Pittman, our Chief Executive Officer, and Richard J. Bressler, our President, Chief Operating Officer and Chief Financial Officer, is set forth above under “Directors.”

Scott R. Wells, age 49, is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommuncations and CCOH and was appointed to this position on March 3, 2015. Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare, age 62, is the Chairman and Chief Executive Officer—Clear Channel International at each of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommuncations and CCOH and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of iHeartMedia, iHeartCommuncations and CCOH since January 24, 2012 and as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013. Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of CCOH since September 1, 2009. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Steven J. Macri, age 49, is the Senior Vice President-Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH and the Chief Financial Officer of iHeartMedia’s iHM segment. Mr. Macri was appointed Senior Vice President—Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH on September 9, 2014 and as the Chief Financial Officer of iHeartMedia division on October 7, 2013. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008. He has an MBA from New York University Stern School of Business and a B.S. in Accounting from Syracuse University.

Scott D. Hamilton, age 48, is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartCommunications and CCOH on April 26, 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia Capital I, LLC on April 26, 2013. Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010. Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004. Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.

Robert H. Walls, Jr., age 57, is the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH. Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartCommunications and CCOH on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of iHeartMedia Capital I, LLC on April 26, 2013. On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for iHeartMedia Capital I, LLC, iHeartCommunications and CCOH, in addition to his existing offices. Mr. Walls served in the Office of the Chief Executive Officer for iHeartMedia Capital I, LLC and iHeartCommunications until October 2, 2011, and served in the Office of the Chief Executive Officer for CCOH until January 24, 2012. Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013.

Committees of the Board

The three primary standing committees of the Board are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee has a written charter, which guides its operations. The written charters are available on iHeartMedia’s Internet website at www.iheartmedia.com. The table below sets forth the current members of each of these committees.

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David C. Abrams		X
John N. Belitsos			X
Frederic F. Brace	*X
Richard J. Bressler
James C. Carlisle	X	X	X
John P. Connaughton		*X
Charles H. Cremens
Matthew J. Freeman
Laura A. Grattan
Blair E. Hendrix	X	X
Jonathon S. Jacobson		X	X
Robert W. Pittman
Scott M. Sperling			*X

*	= Chairman
X	= Committee member

The Board also has an Operating Committee, which currently is composed of James C. Carlisle, John P. Connaughton, Blair E. Hendrix and Scott M. Sperling. The purpose of the Operating Committee is to actively engage with management on strategy and execution of corporate and financial plans and goals, as well as such other responsibilities and duties as may be established by the Board from time to time.

The Audit Committee

The Audit Committee assists the Board in its general oversight of iHeartMedia’s financial reporting, internal control and audit functions. Audit Committee member Frederic F. Brace has been designated by our Board as an “Audit Committee Financial Expert,” as defined by the SEC. The Audit Committee met four times during 2017. Mr. Brace is independent for purposes of Audit Committee service, as defined by the standards of the rules and regulations of the SEC and iHeartMedia’s independence standards.

The Audit Committee’s primary responsibilities, which are discussed in detail within its charter, include the following:

•	select the independent registered public accounting firm;

•	approve or pre-approve all auditing and non-audit services by the independent registered public accounting firm;

•	review, evaluate and discuss reports regarding the independent registered public accounting firm’s independence;

•	review with the internal auditors and the independent registered public accounting firm the scope and plan for audits;

•	review with management, the internal auditors and the independent registered public accounting firm iHeartMedia’s system of internal control, financial and critical accounting practices and its policies relating to risk assessment and risk management, including legal and ethical compliance programs;

•	review and discuss with management and the independent registered public accounting firm the annual and quarterly financial statements and the specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company prior to the filing of the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q; and

•	review material pending legal proceedings involving the Company and other contingent liabilities.

The full text of the Audit Committee’s charter can be found on our website at www.iheartmedia.com.

The Compensation Committee

The Compensation Committee determines compensation arrangements for executive officers, administers iHeartMedia’s performance-based cash compensation plans and makes recommendations to the Board concerning the compensation, if any, of directors of iHeartMedia and its subsidiaries (except with respect to matters related to the compensation of the directors and certain officers of iHeartMedia’s publicly traded indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”)). The Compensation Committee met 8 times during 2017. Compensation Committee member Jonathon S. Jacobson is independent as defined by iHeartMedia’s independence standards.

The Compensation Committee has the ability, under its charter, to select and retain, at the expense of iHeartMedia, legal and financial counsel and other consultants necessary to assist it as it may deem appropriate, in its sole discretion. The Compensation Committee also has the authority to select and retain a compensation consultant to be used to survey the compensation practices in iHeartMedia’s industry and to provide advice so that iHeartMedia can maintain its competitive ability to recruit and retain highly qualified personnel. The Compensation Committee has the sole authority to approve related fees and retention terms for any of its counsel and consultants. The Compensation Committee also has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full Compensation Committee; provided, however, that as long as one of the public directors elected by the holders of the Class A common stock as a separate class is on the Board, at least one of such public directors will serve on any subcommittee at all times.

The Compensation Committee’s primary responsibilities, which are discussed in detail within its charter, are to:

•	review and approve corporate goals and objectives relevant to Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the Chief Executive Officer’s and other executive officers’ compensation level based on this evaluation;

•	approve all awards to executive officers under iHeartMedia’s incentive compensation plans, as well as adopt, administer, amend or terminate such plans;

•	perform tasks similar to those in the two preceding bullets with respect to those other members of senior management whose compensation is the responsibility of the Board or whose compensation the Chief Executive Officer requests the Compensation Committee to review and affirm;

•	recommend to the Board all awards under iHeartMedia’s equity-based plans and recommend to the Board the adoption, amendment or termination of any compensation plan under which stock may be issued;

•	assist the Board in developing and evaluating potential candidates for executive positions (including the Chief Executive Officer) and oversee the development of executive succession plans;

•	obtain through discussions with management an understanding of iHeartMedia’s risk management practices and policies in order to appropriately evaluate whether iHeartMedia’s compensation policies or practices create incentives that affect risk taking;

•	review and discuss with management the Compensation Discussion and Analysis and, based on that review and discussion, recommend to the Board that the Compensation Discussion and Analysis be included in the proxy statement;

•	produce a Compensation Committee report on executive compensation for inclusion in the proxy statement; and

•	make recommendations to the Board regarding compensation, if any, of the Board.

The full text of the Compensation Committee’s charter can be found on our website at www.iheartmedia.com.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s primary responsibilities, which are discussed in detail within its charter, include the following:

•	identify individuals qualified to become Board members;

•	receive nominations for qualified individuals and review recommendations put forward by the Chief Executive Officer or recommended by stockholders;

•	establish any qualifications, desired background, expertise and other selection criteria for members of the Board and any committee; and

•	recommend to the Board the director nominees for the next annual meeting of stockholders.

The Nominating and Corporate Governance Committee met one time in 2017. Committee member Jonathon S. Jacobson is independent as defined by iHeartMedia’s independence standards. The full text of the Nominating and Corporate Governance Committee’s charter can be found on our website at www.iheartmedia.com.

Our directors play a critical role in guiding iHeartMedia’s strategic direction and overseeing the management of iHeartMedia. iHeartMedia does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominating and Corporate Governance Committee strives to recommend the nomination of directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate mix of experience, skills and expertise to oversee iHeartMedia’s businesses. Director candidates should have experience in positions with a high degree of responsibility, be leaders in the organizations with which they are affiliated and have the time, energy, interest and willingness to serve as a member of the Board.

The Nominating and Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound judgment using its diversity of experience. The Nominating and Corporate Governance Committee evaluates each incumbent director to determine whether he or she should be nominated to stand for re-election, based on the types of criteria outlined above as well as the director’s contributions to the Board during their current term.

The Nominating and Corporate Governance Committee will consider as potential nominees individuals properly recommended by stockholders. Recommendations concerning individuals proposed for consideration should be addressed to the Board, c/o Secretary, iHeartMedia, Inc., 20880 Stone Oak Parkway, San Antonio, Texas 78258. Each recommendation should include a personal biography of the suggested nominee, an indication of the background or experience that qualifies the person for consideration and a statement that the person has agreed to serve if nominated and elected. The Board evaluates candidates recommended by stockholders in the same manner in which it evaluates other nominees. Stockholders who themselves wish to effectively nominate a person for election to the Board, as contrasted with recommending a potential nominee to the Board for its consideration, are required to comply with the advance notice and other requirements set forth in our bylaws.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct constitutes a “code of ethics” as defined by Item 406(b) of Regulation S-K. The Code of Conduct is publicly available on our Internet website at www.iheartmedia.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, www.iheartmedia.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires iHeartMedia’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of iHeartMedia to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required to furnish iHeartMedia with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis contains statements regarding Company and individual performance measures and other goals. These goals are disclosed in the limited context of our executive compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance. Further, the Company performance measures used for purposes of executive compensation, as described more fully below, differ from segment results reported in our financial statements. Segment results are used to measure the overall financial performance of the Company’s segments, while the performance measures used for compensation purposes are used in connection with assessing the performance of executives. We specifically caution investors not to apply the following discussion to other contexts.

OVERVIEW AND OBJECTIVES OF OUR COMPENSATION PROGRAM

We believe that compensation of our named executive officers should be directly and materially linked to operating performance. The fundamental objective of our compensation program is to attract, retain and motivate top quality executives through compensation and incentives which are competitive within the various labor markets and industries in which we compete for talent and which align the interests of our executives with the interests of our stockholders.

Overall, we have designed our compensation program to:

•	support our business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results and by rewarding achievement;

•	recruit, motivate and retain executive talent; and

•	align executive performance with stockholder interests.

We seek to achieve these objectives through a variety of compensation elements, as summarized below:

Element	Form	Purpose
Base salary	Cash	Provide a competitive level of base compensation in recognition of responsibilities, value to the Company and individual performance

Bonus	Cash	Through annual incentive bonuses, discretionary bonuses and SIP bonus opportunities, recognize and provide an incentive for performance that achieves specific corporate and/or individual goals intended to correlate closely with the growth of long-term stockholder value, and, through special retention bonuses for key employees, incentivize and retain top talent

Long-Term Incentive Compensation	Generally stock options, restricted stock, restricted stock units or other equity-based compensation	Incentivize achievement of long-term goals, enable retention and/or recognize achievements and promotions—in each case aligning compensation over a multi-year period directly with the interests of stockholders by creating an equity stake

Other benefits and prerequisites	Retirement plans, health and welfare plans and certain perquisites (such as relocation benefits and payment of legal fees in connection with promotions/new hires, personal use of aircraft, transportation and
	other services)	Provide tools for employees to pursue financial security through retirement benefits, promote the health and welfare of all employees and provide other specific benefits of value to individual executive officers

Severance	Varies by circumstances of separation	Facilitate an orderly transition in the event of management changes

In May 2017, we held a stockholder advisory vote on the compensation of our named executive officers. Approximately 93% of the votes cast on the matter approved the compensation of our named executive officers as disclosed in our 2017 proxy statement. Accordingly, we made no significant changes to the objectives or structure of our executive compensation program. We currently hold our say-on-pay vote once every three years.

COMPENSATION PRACTICES

Our named executive officers for fiscal year 2017 are as follows:

•	Robert W. Pittman, our Chairman and Chief Executive Officer (Principal Executive Officer);

•	Richard J. Bressler, our President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer);

•	C. William Eccleshare, our Chairman and Chief Executive Officer of CCOH’s International division (“CCI”);

•	Scott R. Wells, our Chief Executive Officer of CCOH’s Americas division (“CCOA”); and

•	Robert H. Walls, Jr., our Executive Vice President, General Counsel and Secretary.

iHeartMedia’s Compensation Committee typically determines total compensation, as well as the individual components of such compensation, of our named executive officers on an annual basis. However, because Mr. Eccleshare’s and Mr. Wells’ responsibilities relate to our Outdoor divisions, iHeartMedia’s Compensation Committee only reviews their compensation, with final determination and approval of their compensation made by the Compensation Committee of the board of directors of our subsidiary, CCOH. For purposes of this Compensation Discussion and Analysis, we sometimes refer to iHeartMedia’s Compensation Committee and CCOH’s Compensation Committee collectively as the “Compensation Committee.” All compensation decisions are made within the scope of each named executive officer’s employment agreement.

In making decisions with respect to each element of executive compensation, the applicable Compensation Committee considers the total compensation that may be awarded to the executive, including salary, annual incentive bonus and long-term incentive compensation. Multiple factors are considered in determining the amount of total compensation awarded to the named executive officers, including:

•	the terms of our named executive officers’ employment agreements;

•	the Chief Executive Officer’s recommendations (other than for himself);

•	the value of previous equity awards;

•	internal pay equity considerations; and

•	broad trends in executive compensation generally.

The goal is to award compensation that is reasonable when all elements of potential compensation are considered.

ELEMENTS OF COMPENSATION

As described above, we believe that a combination of various elements of compensation best serves the interests of iHeartMedia and its stockholders. Having a variety of compensation elements enables us to meet the requirements of the highly competitive environment in which we operate while ensuring that our named executive officers are compensated in a way that advances the interests of all stockholders. Under this approach, executive compensation generally involves a significant portion of pay that is “at risk,” namely, the annual incentive bonus. The annual incentive bonus is based entirely on financial performance, individual performance or a combination of both. In conjunction with the annual incentive bonus awards, the applicable Compensation Committee also may provide annual discretionary bonuses or additional bonus opportunities to our named executive officers, which also would be based on financial performance, individual performance or a combination of both. Equity awards constitute a significant portion of long-term remuneration that is tied directly to stock price appreciation, which benefits all stockholders.

Our practices with respect to each of the elements of executive compensation are set forth below, followed by a discussion of the specific factors relevant to the named executive officers.

Base Salary

Administration. Base salaries for executive officers typically are reviewed on an annual basis and at the time of promotion or other change in responsibilities. In general, any increases in salary will be based on the subjective evaluation of factors such as the level of responsibility, individual performance, level of pay both of the executive in question and other similarly situated executives and competitive pay practices. All decisions regarding increasing or decreasing an executive officer’s base salary are made within the scope of the executive’s respective employment agreement. In the case of our named executive officers, each of their employment agreements contains a minimum level of base salary, as described below under “—Employment Agreements with the Named Executive Officers.”

In reviewing base salaries, the applicable Compensation Committee considers the importance of linking a significant proportion of the named executive officer’s compensation to performance in the form of the annual incentive bonus (plus any annual discretionary bonuses or additional bonus opportunities), which is tied to financial performance measures, individual performance, or a combination of both, as well as long-term incentive compensation.

Analysis. Our named executive officers are eligible for annual raises commensurate with Company policy.

Mr. Pittman became our Chief Executive Officer on October 2, 2011, after serving as our Chairman of Media and Entertainment Platforms pursuant to a consulting agreement since November 15, 2010. Under his October 2, 2011 employment agreement, Mr. Pittman was provided an initial base salary of $1,000,000. As described under “Employment Agreements with the Named Executive Officers,” on January 13, 2014, iHeartMedia and Mr. Pittman amended and restated his employment agreement, extending the initial term of his service until January 13, 2019. In connection with the amended and restated employment agreement, on January 13, 2014, Mr. Pittman’s base salary increased to $1,200,000. iHeartMedia’s Compensation Committee felt that this base salary, together with the restricted stock and other benefits and perquisites provided to Mr. Pittman under his amended and restated employment agreement, represented a competitive compensation package for Mr. Pittman.

Mr. Bressler became our President and Chief Financial Officer on July 29, 2013 and our Chief Operating Officer on February 18, 2015. Under his July 29, 2013 employment agreement, Mr. Bressler was provided with an initial base salary of $1,200,000. iHeartMedia’s Compensation Committee felt that this base salary, together with the restricted stock and other benefits and perquisites provided to Mr. Bressler under his employment agreement, represented a competitive compensation package for Mr. Bressler.

Mr. Eccleshare’s base salary increased to $1,000,000 in connection with his promotion to serve as our Chief Executive Officer—Outdoor and Chief Executive Officer of our subsidiary, CCOH, on January 24, 2012. Mr. Eccleshare’s base salary remained at that level for 2017.

In March 2015, we hired Mr. Wells as Chief Executive Officer—Clear Channel Outdoor Americas. Under his employment agreement, Mr. Wells was provided an initial base salary of $750,000. His base salary remained at that level for 2017.

At the beginning of 2010, we hired Mr. Walls. Under his employment agreement, Mr. Walls was provided an initial base salary of $550,000, consistent with our view of market rates for his position at the time. In November 2011 the Compensation Committee approved an increase in the annual base salary of Mr. Walls from $550,000 to $750,000, effective as of October 1, 2011, in recognition of his continued contribution and value to the organization, including his service in the Office of the Chief Executive Officer during 2011. Mr. Walls’ base salary remained at that level for 2017.

For a more detailed description of the employment agreements for our named executive officers, please refer to “Executive Compensation—Employment Agreements with the Named Executive Officers.”

Annual Incentive Plan

Administration. Messrs. Pittman, Bressler and Walls and other key executives of iHeartMedia participate in the iHeartMedia 2015 Executive Incentive Plan (the “iHeartMedia Annual Incentive Plan”). Mr. Eccleshare, Mr. Wells and other key executives of CCOH participate in the CCOH 2015 Executive Incentive Plan (the “CCOH Annual Incentive Plan”). iHeartMedia’s stockholders approved the iHeartMedia Annual Incentive Plan and CCOH’s stockholders approved the CCOH Annual Incentive Plan in May 2015.

The iHeartMedia Annual Incentive Plan is administered by iHeartMedia’s Compensation Committee and the CCOH Annual Incentive Plan is administered by CCOH’s Compensation Committee (collectively, both plans are referred to in this Compensation Discussion and Analysis as the “Annual Incentive Plans”). The Annual Incentive Plans are intended to provide an incentive to the named executive officers and other selected key executives to contribute to the growth, profitability and increased stockholder value and to retain such executives. Under the Annual Incentive Plans, participants are eligible for performance-based awards, which represent the conditional right to receive cash or other property based upon the achievement of pre-established performance goals within a specified performance period. No single participant may receive more than $15,000,000 in awards in any calendar year. The Annual Incentive Plans were designed to allow awards to qualify for the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The performance goals for each named executive officer (other than Mr. Eccleshare and Mr. Wells) are set pursuant to an extensive annual operating plan developed by the Chief Executive Officer of iHeartMedia in consultation with iHeartMedia’s Board, the President, Chief Operating Officer and Chief Financial Officer of iHeartMedia and other senior executive officers of iHeartMedia within any parameters specified within each executive’s employment agreement. The Chief Executive Officer of iHeartMedia makes recommendations as to the compensation levels and performance goals of our named executive officers (other than his own) to iHeartMedia’s Compensation Committee for its review, consideration and approval. iHeartMedia’s Compensation Committee has complete discretion to accept, reject or modify the recommendations of the Chief Executive Officer of iHeartMedia. CCOH’s Compensation Committee determines the compensation levels and performance goals of Mr. Eccleshare and Mr. Wells, which are reviewed by iHeartMedia’s Compensation Committee.

The 2017 annual incentive bonuses were based on the following performance goals (as further described below): (1) the performance goals for Messrs. Pittman, Bressler and Walls were based on achievement of a targeted OIBDAN level on a Company-wide basis and certain qualitative performance objectives, which were directly relevant to their respective positions and responsibilities; (2) Mr. Eccleshare’s performance goals were based upon achievement of a targeted OIBDAN level for CCI and certain qualitative performance objectives, which contributed to CCI’s performance; and (3) Mr. Wells’ performance goals were based on the achievement of a targeted OIBDAN level for CCOA, excluding Latin America, and Latin America and certain qualitative performance objectives, which contributed to CCOA’s performance.

The annual incentive bonus amounts are determined according to the level of achievement of the objective OIBDAN-based performance goals and the individual qualitative performance goals. No award is earned under the objective performance goal below a minimum threshold of performance (90% of the applicable target OIBDAN for each individual) and a maximum amount is earned under the objective performance goal for performance at or above a maximum level (115% of the applicable target OIBDAN for each individual). The applicable Compensation Committee may, in its discretion, reduce the awards earned pursuant to either the objective or individual qualitative performance goals, as applicable.

The Compensation Committee follows the process set forth below to determine the annual incentive bonuses and the additional bonus opportunities for the named executive officers:

•	at the outset of the fiscal year:

•	set performance goals for the year for iHeartMedia, CCOH and the operating divisions;

•	set individual performance goals for each participant; and

•	set a target and maximum annual incentive bonus and a maximum additional bonus opportunity for each applicable participant; and

•	after the end of the fiscal year, determine the earned amounts by measuring actual performance against the predetermined goals of iHeartMedia, CCOH and the operating divisions, as well as any individual performance goals.

Analysis. In determining whether the 2017 financial performance goals were met, the Compensation Committee considered the financial results of iHeartMedia, CCOH and the operating divisions from January 1, 2017 to December 31, 2017. For 2017, the individual performance-based goals applicable to the named executive officers are set forth under “—Summary of 2017 Cash Incentive Payments for each Named Executive Officer” below.

For 2017, iHeartMedia’s OIBDAN performance was negatively impacted by the macroeconomic environment and iHeartMedia’s liquidity contraints. As a result, iHeartMedia and its operating divisions did not meet their OIBDAN targets and the annual incentive bonus awards were paid below the target bonus levels. Taking into account revenues, OIBDAN, operating efficiencies and other operational strategic and financing achievements during 2017, iHeartMedia’s Compensation Committee awarded additional bonuses to Messrs. Pittman, Bressler and Walls and CCOH’s Compensation Committee awarded an additional bonus to Mr. Eccleshare. The additional bonus awards in respect of 2017 performance were paid in cash at the same time as the annual incentive bonus awards, and are included in the Bonus column of the Summary Compensation Table.

Supplemental Incentive Plan

Administration. Messrs. Pittman and Bressler and other key executives of iHeartMedia participate in the iHeartMedia 2015 Supplemental Incentive Plan (the “iHeartMedia SIP”). Mr. Eccleshare participates in the CCOH 2015 Supplemental Incentive Plan (the “CCOH SIP”). iHeartMedia’s stockholders approved the iHeartMedia SIP and CCOH’s stockholders approved the CCOH SIP in May 2015.

The iHeartMedia SIP is administered by iHeartMedia’s Compensation Committee and the CCOH SIP is administered by CCOH’s Compensation Committee (collectively, both plans are referred to in this Compensation Discussion and Analysis as the “SIPs”). The SIPs are intended to provide an incentive to the named executive officers and other selected key executives to contribute to the growth, profitability and increased stockholder value of the applicable company and for the retention of such executives. Under the SIPs, participants are eligible for performance-based awards, which represent the conditional right to receive cash or other property based upon the achievement of pre-established performance goals within a specified performance period. No single participant may receive more than $15,000,000 in awards in any calendar year. The performance period for awards under the SIPs is twelve months. The achievement of an earned award is determined as soon as practicable after the end of the applicable performance period. Unless otherwise communicated to a participant in a written agreement, payment of the awards shall not occur until the 90-day period following the third anniversary of the beginning of the applicable performance period, subject to the participant’s continued employment through such payment date. In the case of Mr. Eccleshare, pursuant to the terms of his employment agreement, his earned SIP bonuses are paid by CCOH in equal cash installments on or about the first, second and third anniversary of the beginning of the applicable performance period, in each case upon his continued employment through the applicable payment date.

In 2017, Messrs. Pittman and Bressler received SIP bonus opportunities based on certain qualitative performance objectives, which were directly relevant to their respective positions and responsibilities, and Mr. Eccleshare received a SIP bonus opportunity based on certain qualitative performance objectives, which contributed to CCI’s performance.

Analysis. For 2017, the individual performance-based goals applicable to the named executive officers are set forth under “—Summary of 2017 Cash Incentive Payments for each Named Executive Officer” below. Following the end of 2017, iHeartMedia’s Compensation Committee determined that Messrs. Pittman and Bressler met their performance objectives, and their 2017 SIP bonuses were earned at 100% of target. Following the end of 2017, CCOH’s Compensation Committee determined that Mr. Eccleshare met his performance objectives, and Mr. Eccleshare’s 2017 SIP bonus was earned at 100% of target. iHeartMedia’s Compensation Committee believed that the three-year service requirement would enhance the retention value of these awards. CCOH’s Compensation Committee believed that the payment of SIP awards in increments over a three-year period, subject to continued employment, would enhance the retention value of these awards.

On February 23, 2018, iHeartMedia’s compensation committee accelerated the payments of bonuses earned under the iHeartMedia SIP during 2016 and 2017, which were scheduled to be paid in 2019 and 2020, respectively. The recipients of the accelerated SIP bonuses are required to repay the after-tax value of the relevant portion of these SIP payments upon any termination of employment if the recipient would have forfeited such portion if payment of these SIP payments had not been accelerated.

2017 Retention Bonus Awards

On January 10, 2017, three of the named executive officers received retention bonuses as follows: Mr. Pittman—$1,750,000; Mr. Bressler—$1,750,000; and Mr. Walls—$500,000. The retention bonuses were paid on or about January 13, 2017 (the “Effective Date”). Except as set forth below, recipients are required to repay 100% of the after-tax value of their retention bonus if the recipient’s employment terminates before the second anniversary of the Effective Date, or January 13, 2019. In the event of termination of a recipient’s employment by iHeartMedia without cause, by the recipient for “good reason,” or due to death or disability (each, a “Qualifying Termination”) on or after the first anniversary of the Effective Date, or if the recipient remains employed until the second anniversary of the Effective Date, the recipient will retain the entire retention bonus. The after-tax value of the retention bonus will be determined by the Company as the applicable portion of the retention bonus, net of any taxes the recipient is required to pay in respect thereof, and taking into account any tax benefit that may be available to the recipient in respect of such repayment. In consideration of the retention bonus, each recipient released certain claims against iHeartMedia and acknowledged certain confidentiality and non-disparagement agreements.

Pursuant to an amendment to his employment agreement in December 2017, Mr. Eccleshare was paid a retention award of $875,000 on January 1, 2018, which will be reflected as compensation in the Summary Compensation Table for 2018. This retention award is subject to his continued employment through June 30, 2019. He will also receive an additional retention payment of $875,000 on January 1, 2020 subject to his continued employment through June 30, 2020. Half of the retention bonus for Mr. Eccleshare will be paid after 2018, subject to continued employment, which the Compensation Committee of CCOH believed would enhance the retention value of the bonus.

2017 Key Employee Incentive Plan

On January 10, 2017, the Board approved the Key Employee Incentive Plan (the “2017 KEIP”), pursuant to which Mr. Pittman and Mr. Bressler were eligible to earn an aggregate bonus of $7,000,000 and $3,000,000, respectively (each, a “Target Bonus”). The 2017 KEIP commenced as of January 1, 2017 and continued until December 31, 2017. Each participant in the 2017 KEIP had the opportunity to earn (i) a quarterly performance bonus of 25% of the applicable Target Bonus for each quarter in 2017, depending upon the extent to which a quarterly performance goal (the “Quarterly Performance Goal”) was achieved for such quarter, and (ii) in the second, third and fourth quarters of 2017, if the target Quarterly Performance Goal for that quarter was exceeded, a “catch up” payment, depending upon the extent to which a cumulative performance goal based on the relevant qualitative or quantitative metric was achieved for the portion of the year through the end of such quarter. The Quarterly Performance Goals for under the 2017 KEIP for Messers. Pittman and Bressler were as follows: (i) for the first quarter of 2017, supporting iHeartMedia’s efforts to successfully execute liquidity generating initiatives in the first quarter of 2017 sufficient to achieve iHeartMedia’s liquidity goals in 2017 and the first quarter of 2018; (ii) for the second quarter of 2018, (a) identifying and implementing annualized cost savings of at least $25 million for 2017, (b) driving additional free cash flow improvements to improve iHeartMedia’s then-current liquidity forecast and (c) presenting iHeartMedia’s plans for its digital assets and the integration of these assets into iHeartMedia’s operating plan to enhance enterprise value; (iii) for the third quarter of 2017, (a) maximizing free cash flow through expense, working capital and capital expenditure management and implementing cash tracking and improved weekly cash forecasting and (b) implementing account management structure within iHeartMedia’s sales organization; and (iv) for the fourth quarter of 2017 (a) maintaining flat fourth quarter expenses against year-over-year fourth quarter expenses for 2016, except for agreed upon investments and expenditures, (b) implementing a restructuring of the division president model and executive roles and responsibilities and (c) continuing to maximize free cash flow based on expense, working capital and capital expenditure management. The applicable metrics were established by the Compensation Committee after consultation with Mr. Pittman. The “catch up” payments allowed participants to earn any portion of the quarterly bonus that was not fully earned in a prior quarter, but not more. In order to earn any quarterly performance bonus, a participant must have remained employed by iHeartMedia through the end of the applicable quarter. Based on 2017 quarterly performance, each of Messrs. Pittman and Bressler earned their full $7,000,000 and $3,000,000 2017 KEIP bonuses, respectively, which are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

Summary of 2017 Cash Incentive Payments for each Named Executive Officer

Robert W. Pittman

Mr. Pittman’s target bonus for 2017 under the iHeartMedia Annual Incentive Plan was $1,800,000 with 70% based on the achievement of a Company-wide OIBDAN of $1.96 billion and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2017 was set at $3,600,000. For purposes of calculating Mr. Pittman’s bonus, OIBDAN was calculated in the same manner as iHeartMedia’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis and to exclude restructuring expenses and rent expense related to iHM tower sale-leaseback expenses. iHeartMedia’s reportable OIBDAN is defined as consolidated operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as the following line items presented in its Statement of Comprehensive Loss: Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Pittman’s individual qualitative performance objectives for 2017 consisted of: (1) improving monetization; (2) continuing the focus on the Company’s cost base; (3) growing enhanced product offerings; (4) developing personnel; (5) capital management; (6) enhancing the reputation of iHeartMedia, Inc.; (7) furthering the implementation of the IT security plan; and (8) increasing employee engagement, depth of leadership and performance capability. Our achieved OIBDAN for 2017 was approximately $1.65 billion, which was below the OIBDAN minimum. Based on Mr. Pittman’s level of achievement of his qualitative performance objectives described above, Mr. Pittman received an annual incentive bonus of $540,000. In addition, based on the subjective review of Mr. Pittman’s performance by iHeartMedia’s Compensation Committee, Mr. Pittman received an additional $1,260,000 bonus in respect of 2017 performance, for an aggregate 2017 annual bonus of $1,800,000. The annual incentive bonus of $540,000 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table, and the additional $1,260,000 bonus is reflected in the Bonus column of the Summary Compensation Table for 2017.

In early 2018, Mr. Pittman was paid an additional bonus of $500,000, which was pursuant to a SIP award approved for him by the iHeartMedia Compensation Committee with respect to 2015 performance. This amount is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017. In addition, Mr. Pittman was awarded a SIP bonus opportunity with a target of $500,000 with respect to 2017 performance based on the following performance objectives established by iHeartMedia’s Compensation Committee: (1) supporting the liquidity and restructuring efforts of iHeartMedia and managing related operational challenges; (2) continuing the transformation of the business to a multi-platform, digitally rich, modern entertainment business; (3) establishing a coordinated account management sales approach and systems throughout iHeartMedia; (4) focusing on the improvement of weaker performing countries in Clear Channel Outdoor’s business; (5) managing Clear Channel Outdoor’s investment in new boards and tenders and (6) supporting senior management of Clear Channel Outdoor during restructuring transactions. Subsequent to December 31, 2017, the iHeartMedia Compensation Committee determined that these performance goals were met, and 100% of Mr. Pittman’s 2017 SIP bonus was earned.

Mr. Pittman’s retention bonus of $1,750,000 was paid in January 2017, as described under “—2017 Retention Bonus Awards,” and is reflected in the Bonus column of the Summary Compensation Table for 2017. Mr. Pittman’s 2017 KEIP bonus of $7,000,000 was paid in quarterly installments as described under “—2017 Key Employee Incentive Plan,” and is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

Richard J. Bressler

Mr. Bressler’s target bonus for 2017 under the iHeartMedia Annual Incentive Plan was set at $1,800,000, with 70% based on the achievement of a Company-wide OIBDAN of $1.96 billion and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2017 was set at $3,600,000. For purposes of calculating Mr. Bressler’s bonus, OIBDAN was calculated in the manner described above for Mr. Pittman. Mr. Bressler’s individual qualitative performance objectives for 2017 consisted of: (1) improving monetization; (2) continuing the focus on the Company’s cost base; (3) growing enhanced product offerings; (4) developing personnel; (5) capital management; (6) enhancing the reputation of iHeartMedia, Inc.; (7) furthering the implementation of the IT security plan; and (8) increasing employee engagement, depth of leadership and performance capability. Our achieved OIBDAN for 2017 was approximately $1.65 billion, which was below the OIBDAN minimum. Based on Mr. Bressler’s level of achievement of his qualitative performance objectives described above, Mr. Bressler received an annual incentive bonus of $540,000. In addition, based on the subjective review of Mr. Bressler’s performance by iHeartMedia’s Compensation Committee, Mr. Bressler received an additional $1,260,000 bonus in respect of 2017 performance, for an aggregate 2017 annual bonus of $1,800,000. The annual incentive bonus of $540,000 is reflected in the Non-Equity Incentive Plan Compensation column and the additional $1,260,000 bonus is reflected in the Bonus column of the Summary Compensation Table for 2017.

In early 2018, Mr. Bressler was paid an additional bonus of $500,000, which was pursuant to a SIP award approved for him by the iHeartMedia Compensation Committee with respect to 2015 performance. This amount is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017. In addition, Mr. Bressler was awarded a SIP bonus opportunity with a target of $500,000 with respect to 2017 performance based on the following performance objectives established by iHeartMedia’s Compensation Committee: (1) supporting the liquidity and restructuring efforts of iHeartMedia and managing related operational challenges; (2) continuing the transformation of the business to a multi-platform, digitally rich, modern entertainment business; (3) establishing a coordinated account management sales approach and systems throughout iHeartMedia; (4) focusing on the improvement of weaker performing countries in Clear Channel Outdoor’s business; (5) managing Clear Channel Outdoor’s investment in new boards and tenders and (6) supporting senior management of Clear Channel Outdoor during restructuring transactions. After the end of 2017, the iHeartMedia Compensation Committee determined that these performance goals were met, and 100% of Mr. Bressler’s 2017 SIP bonus was earned.

Mr. Bressler’s retention bonus of $1,750,000 was paid in January 2017, as described under “—2017 Retention Bonus Awards,” and is reflected in the Bonus column of the Summary Compensation Table for 2017. Mr. Bressler’s 2017 KEIP bonus of $3,000,000 was paid in quarterly installments as described under “—2017 Key Employee Incentive Plan,” and is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

C. William Eccleshare

Mr. Eccleshare’s target bonus for 2017 under the CCOH Annual Incentive Plan was set at $1,000,000, with 70% based on the achievement of OIBDAN at CCI of $246.5 million and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2017 was set at $2,000,000. For purposes of calculating Mr. Eccleshare’s bonus, OIBDAN was calculated in the same manner as CCI’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses, and to allocate the applicable corporate expenses to CCI. CCI’s reportable OIBDAN is defined as CCI’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Eccleshare’s individual qualitative performance objectives for 2017 consisted of: (1) re-shaping CCI’s operating model; (2) talent and succession planning; (3) continuing to outperform the out-of-home market (4) increasing digital revenue; (5) remaining focused on compliance and regulation. The 2017 CCI OIBDAN was approximately $208.5 million, which was below the OIBDAN minimum. Based on the achieved OIBDAN level, together with Mr. Eccleshare’s level of achievement of his qualitative performance objectives described above, Mr. Eccleshare received an annual incentive bonus of $300,000. In addition, based on the subjective review of Mr. Eccleshare’s performance by CCOH’s Compensation Committee, Mr. Eccleshare received an additional $250,000 bonus in respect of 2017 performance, for an aggregate 2017 annual bonus of $550,000. The annual incentive bonus of $300,000 is reflected in the Non-Equity Incentive Plan Compensation column and the additional $250,000 bonus is reflected in the Bonus column of the Summary Compensation Table.

Pursuant to a SIP bonus opportunity approved for Mr. Eccleshare by CCOH’s Compensation Committee with respect to 2017 performance, Mr. Eccleshare also earned an additional $300,000 supplemental bonus based on achieving the following additional performance objectives established by CCOH’s Compensation Committee for Mr. Eccleshare with respect to the Outdoor business: (1) positioning CCI at the forefront of programmatic delivery in the out-of-home environment; and (2) partnering with iHeartMedia on restructuring transactions and managing any impact on CCI. Of the $300,000 SIP bonus earned with respect to 2017 performance, $100,000 was paid at the end of February 2018, and the remaining $200,000 will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments in 2019 and 2020 if Mr. Eccleshare remains employed on the applicable payment dates. In addition, at the end of February 2018, Mr. Eccleshare was paid the third of three $80,000 installments earned pursuant to his 2015 SIP bonus. He was also paid the second of three $90,000 installments pursuant to his 2016 SIP bonus. The final $90,000 installment of the 2016 SIP bonus will be paid at the same time as the annual incentive bonus payments are paid generally in 2019 if Mr. Eccleshare remains employed on the payment date. The $80,000 payment of the 2015 SIP bonus, the $90,000 payment of the 2016 SIP bonus and the $100,000 payment of the 2017 SIP bonus are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

In March 2017, in accordance with his amended employment agreement, Mr. Eccleshare received a cash payment of $1.1 million as a bonus in lieu of the severance payment Mr. Eccleshare would have been entitled to pursuant to a prior employment agreement, which payment was conditioned on his continued employment through March 2017. This payment is reflected in the Bonus column of the Summary Compensation Table for 2017.

Pursuant to an amendment to his employment agreement in December 2017, Mr. Eccleshare was paid a retention award of $875,000 on January 1, 2018, which will be reflected as compensation in the Summary Compensation Table for 2018. This retention award is subject to his continued employment through June 30, 2019. He will also receive an additional retention payment of $875,000 on January 1, 2020 subject to his continued employment through June 30, 2020.

Scott Wells

Mr. Wells’ target bonus for 2017 under the CCOH Annual Incentive Plan was set at $750,000, with 65% based on the achievement of OIBDAN at CCOA, excluding Latin America, of $443.9 million, 5% based on the achievement of Latin America OIBDAN of $24.1 million and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2017 was set at $1,500,000. For purposes of calculating Mr. Wells’ bonus, OIBDAN was calculated in the same manner as CCOA’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses and to allocate the applicable corporate expenses to CCOA. CCOA’s reportable OIBDAN is defined as CCOA’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Wells’ individual qualitative performance objectives for 2017 consisted of: (1) proactively managing liquidity levers while still strategically driving footprint growth; (2) driving national sales group growth; (3) driving customer valued innovation to increase use of Outdoor by national advertisers; (4) embedding solution-selling techniques and digital fluency in our local markets and reducing customer churn; (5) continuing to drive winning culture and high talent standards; (6) resolving our L.A. digital billboard litigation; and (7) continuing to raise the bar for a winning culture at CCOA. The 2017 CCOA OIBDAN, excluding Latin America, was approximately $409.9 million which was below the OIBDAN target but above the OIBDAN minimum. The Latin America OIBDAN was approximately $22.6 million which was below the OIBDAN target, but above the OIBDAN minimum. Based on the achieved OIBDAN levels, together with Mr. Wells’ level of achievement of his qualitative performance objectives described above, Mr. Wells received an annual incentive bonus of $551,396. The annual incentive bonus is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

Robert H. Walls, Jr.

Mr. Walls’ target bonus for 2017 under the iHeartMedia Annual Incentive Plan was set at $900,000, with 50% based on the achievement of a Company-wide OIBDAN of $1.96 billion and 50% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2017 was set at $1,800,000. For purposes of calculating Mr. Walls’ bonus, OIBDAN was calculated in the manner described above for Mr. Pittman. Mr. Walls’ individual qualitative performance objectives for 2017 consisted of: (1) providing legal support for capital structure initiatives; (2) providing legal, corporate governance and business advice to iHeartMedia and CCOH boards and committees; (3) managing advertising relationships and DMCA and FCC compliance (4) government affairs; and (5) increasing the leadership capability and performance of the legal and government affairs groups. Our achieved OIBDAN for 2017 was approximately $1.65 billion, which was below the OIBDAN minimum. Based on Mr. Walls’ level of achievement of his qualitative performance objectives described above, Mr. Walls received an annual incentive bonus of $427,500. In addition, based on the subjective review of Mr. Walls’ performance by iHeartMedia’s Compensation Committee, Mr. Walls received an additional $365,000 bonus in respect of 2017 performance, for an aggregate 2017 annual bonus of $792,500. The annual incentive bonus of $427,500 is reflected in the Non-Equity Incentive Plan Compensation column and the additional $365,000 bonus is reflected in the Bonus column of the Summary Compensation Table for 2017.

Mr. Walls’ retention bonus of $500,000 was paid in January 2017, as described under “—2017 Retention Bonus Awards,” and is reflected in the Bonus column of the Summary Compensation Table for 2017. In February 2017, the iHeartMedia Compensation Committee approved an additional special retention bonus of $250,000 for Mr. Walls. The special retention bonus was subject to Mr. Walls’ remaining employed with iHeartMedia through June 30, 2017 and was paid on June 30, 2017. In November 2017, Mr. Walls received a completion bonus in the amount of $2,325,000; provided, that if Mr. Walls’ employment with iHeartMedia is terminated before June 30, 2018 by iHeartMedia for “Cause” (as defined in Mr. Walls’ employment agreement) or by Mr. Walls for any reason, Mr. Walls will be required to repay the after-tax value of such bonus to iHeartMedia within 10 days of such termination. Mr. Walls’ retention bonuses and completion bonus are reflected in the Bonus column of the Summary Compensation Table for 2017.

Summary of 2018 Cash Incentive Payments for each Named Executive Officer

On February 23, 2018, iHeartMedia’s Compensation Committee approved bonus payments for the first quarter of 2018 for Messrs. Pittman, Bressler and Walls. On May 1, 2018, iHeartMedia’s Compensation Committee approved the terms and conditions governing the iHeartMedia, Inc. 2018 Key Employee Incentive Plan (the “2018 KEIP”) and quarterly bonus opportunities for the second, third and fourth quarters of 2018 for certain key employees of the Company. The 2018 KEIP and the quarterly bonus opportunities described below are subject to approval by the United States Bankruptcy Court for the Southern District of Texas.

Under the 2018 KEIP, each participant is eligible to earn a performance bonus in cash at the end of each of the second, third and fourth quarters of 2018 (the “Quarterly Bonuses”), depending upon the extent to which certain performance goals have been achieved for each such quarter. In addition to being measured on a quarterly basis, the performance goals will be measured cumulatively from April 1, 2018 through the end of each of the third and fourth quarters of 2018 and a participant will be eligible to earn, in addition to the Quarterly Bonuses for the third and fourth quarters, an amount equal to the Quarterly Bonuses based on achievement of the cumulative performance goals minus the Quarterly Bonuses actually paid for each such quarter. In order to earn a Quarterly Bonus for any quarter, a participant must generally remain employed by the Company through the end of the applicable quarter. A participant whose employment with the Company terminates due to death or disability or by the Company without “cause” or by the participant for “good reason” prior to the end of the applicable quarter will receive a pro-rated portion of the bonus that would otherwise have been earned for that quarter.

Robert W. Pittman. iHeartMedia’s Compensation Committee approved a payment of $2,325,000 to Mr. Pittman on February 23, 2018; provided that Mr. Pittman is required to repay the after-tax value of this payment if he were to be terminated for “cause” or voluntarily resign without “good reason” before March 31, 2019. In addition, iHeartMedia’s Compensation Committee accelerated the payments of bonuses Mr. Pittman previously earned during 2016 ($500,000) and 2017 ($500,000) under the iHeartMedia SIP. Mr. Pittman is required to repay the after-tax value of the relevant portion of these SIP payments upon any termination of his employment if he would have forfeited such portion if payment of these SIP payments had not been accelerated. Mr. Pittman’s Quarterly Bonus opportunity under the 2018 KEIP for each of the second, third and fourth quarters of 2018 is $2,325,000.

Richard J. Bressler. iHeartMedia’s Compensation Committee approved a payment of $1,325,000 to Mr. Bressler on February 23, 2018; provided that Mr. Bressler is required to repay the after-tax value of this payment if he were to be terminated for “cause” or voluntarily resign without “good reason” before March 31, 2019. In addition, iHeartMedia’s Compensation Committee accelerated the payments of bonuses Mr. Bressler previously earned during 2016 ($500,000) and 2017 ($500,000) under the iHeartMedia SIP. Mr. Bressler is required to repay the after-tax value of the relevant portion of these SIP payments upon any termination of his employment if he would have forfeited such portion if payment of these SIP payments had not been accelerated. Mr. Bressler’s Quarterly Bonus opportunity under the 2018 KEIP for each of the second, third and fourth quarters of 2018 is $1,325,000.

Robert H. Walls, Jr. iHeartMedia’s Compensation Committee approved a payment of $225,000 to Mr. Walls on February 23, 2018; provided that Mr. Walls is required to repay the after-tax value of this payment if he were to be terminated for “cause” or voluntarily resign without “good reason” before March 31, 2019. Mr. Walls’ Quarterly Bonus opportunity under the 2018 KEIP for each of the second, third and fourth quarters of 2018 is $225,000.

The first quarter payments will be reflected in the Bonus column of the Summary Compensation Table for 2018. The accelerated SIP payments and the earned Quarterly Bonuses for the second, third and fourth quarters of 2018 will be reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

Long-Term Incentive Compensation

Administration. Our named executive officers participate in the 2015 Executive Long Term Incentive Plan or iHeartMedia’s previous 2008 Executive Incentive Plan (collectively, the 2015 Executive Long Term Incentive Plan and the 2008 Executive Incentive Plan are referred to as the “iHeartMedia LTIP”) and/or CCOH’s 2012 Amended and Restated Stock Incentive Plan or CCOH’s previous 2005 Stock Incentive Plan (collectively, the CCOH 2005 Stock Incentive Plan and the CCOH 2012 Amended and Restated Stock Incentive Plan are referred to as the “CCOH Stock Incentive Plan”), which allow for the issuance of incentive and non-statutory stock options, restricted stock and other equity awards. The iHeartMedia LTIP is administered by iHeartMedia’s Board of Directors. The CCOH Stock Incentive Plan is administered by CCOH’s Compensation Committee. See “Executive Compensation—Grants of Plan-Based Awards” for a more detailed description of the iHeartMedia LTIP and the CCOH Stock Incentive Plan. As of December 31, 2017, there were 284 employees holding outstanding stock incentive awards under the iHeartMedia LTIP and 247 employees holding outstanding stock incentive awards under the CCOH Stock Incentive Plan. In general, the level of long-term incentive compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to the executive officers and the overall goals of the compensation program described above. Long-term incentive compensation historically has been paid in stock options and/or restricted stock or restricted stock units with time-vesting conditions and/or vesting conditions tied to predetermined performance goals. The Board believes equity ownership is important for purposes of executive retention and alignment of interests with stockholders.

Stock Options, Restricted Stock and Restricted Stock Units. Long-term incentive compensation may be granted to our named executive officers in the form of stock options, with exercise prices of not less than fair market value of iHeartMedia or CCOH stock, as applicable, on the date of grant. We typically define fair market value as the closing price on the date of grant; however, in certain cases, the iHeartMedia Board has determined an alternative fair market value in excess of the closing price of iHeartMedia stock on the date of grant. Long-term incentive compensation also may be granted to our named executive officers in the form of restricted stock or restricted stock unit awards. Vesting schedules are set by the iHeartMedia Board of Directors or the CCOH Compensation Committee, as applicable, in their discretion and vary on a case by case basis. All vesting is contingent on continued employment, with rare exceptions made by the applicable Board or Compensation Committee. See “Executive Compensation—Potential Post-Employment Payments” set forth below in this Annual Report on Form 10-K/A for a description of the treatment of the named executive officers’ equity awards upon termination or change in control. All decisions to award the named executive officers stock options, restricted stock or restricted stock units are in the sole discretion of the iHeartMedia Board of Directors or the CCOH Compensation Committee, as applicable.

Analysis. Effective as of February 24, 2017, in lieu of dividends that were paid to stockholders, CCOH’s Compensation Committee granted Mr. Eccleshare (i) an award of 20,719 restricted stock units which vest based on time according to the original vesting schedules of the outstanding restricted stock unit awards; and (ii) 2,702 shares of CCOH Class A common stock. Also, on June 30, 2017, the Compensation Committee granted Mr. Eccleshare an award of 70,588 restricted stock units, which will vest based on time.

On June 28, 2017, the Compensation Committee granted Mr. Wells an award of 88,235 restricted shares, which will vest based on time. Also, on September 7, 2017, the Compensation Committee granted Mr. Wells an award of 208,333 restricted shares, which shall vest based on time.

As mentioned above, iHeartMedia’s Board of Directors and CCOH’s Compensation Committee typically consider internal pay equity when determining the amount of long-term incentive compensation to grant to our named executive officers. However, they do so broadly and do not have a specific policy, or seek to follow established guidelines or formulas, to maintain a particular ratio of long-term incentive compensation among the named executive officers or other executives. For further information about the 2017 long-term incentive awards, please refer to the “Grants of Plan-Based Awards” and the “Employment Agreements with the Named Executive Officers” sections appearing below in this Annual Report on Form 10-K/A.

Equity Award Grant Timing Practices

Regular Annual Equity Award Grant Dates. The grant date for regular annual stock options and other equity awards, as applicable, for employees, including the named executive officers, typically is in the first half of the year, other than 2017 when the grant date was in August.

Employee New Hires/Promotions Grant Dates. Grants of stock options and other equity awards, if any, to newly-hired or newly promoted employees generally are made at the time of hire or promotion or at the regularly scheduled meeting of the applicable Board of Directors or Compensation Committee immediately following the hire or promotion. However, timing may vary as provided in a particular employee’s agreement or to accommodate the Board of Directors or Compensation Committee.

Equity Awards for Directors. Due to the ownership structure of iHeartMedia and the representation on the Board of designees of the Sponsors and two other large stockholders, iHeartMedia historically has not provided equity awards to any members of the Board for their service as directors.

Timing of Equity Awards. We do not have a formal policy on the timing of equity awards in connection with the release of material non-public information to affect the value of compensation. In the event that material non-public information becomes known to the applicable Board or Compensation Committee prior to granting equity awards, the Board or Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment regarding whether to delay the grant of the equity award in order to avoid any potential impropriety.

Executive Benefits and Perquisites

Each of the named executive officers are entitled to participate in all pension, profit sharing and other retirement plans, and all group health, hospitalization, disability and other insurance and employee welfare benefit plans in which other similarly situated employees may participate. Mr. Eccleshare, who is a citizen of the United Kingdom, also is provided with private medical insurance and we contribute a portion of his salary to a private pension scheme in which he participates in the United Kingdom (or provide the cash benefits to him as salary in lieu of such contribution). We also provide certain other perquisites to the named executive officers.

Aircraft Benefits. From time to time, our officers use Company aircraft for personal air travel, pursuant to the Company’s Aircraft Policy. In addition, during the term of his employment, iHeartMedia agreed to make an aircraft available to Mr. Pittman for his business and personal use (including flights on which Mr. Pittman is not present) and will pay all costs associated with the provision of the aircraft. iHeartMedia currently leases an airplane for Mr. Pittman’s use, as described in “Certain Relationships and Related Party Transactions.”

Automotive Benefits and Other Services. iHeartMedia also has agreed to make a car and driver available for Mr. Pittman’s business and personal use in and around the New York area as well as anywhere else on Company business. Mr. Eccleshare receives an automobile allowance in the United Kingdom and we have agreed to make a car service available for his business use in the United States. In addition, we provide private medical insurance and supplemental life insurance benefits to Mr. Eccleshare.

Relocation, Housing, Tax and Legal Review Benefits. Since 2009, we have recruited and hired several new executive officers and have promoted and relocated executive officers, as well as other officers and key employees. As part of this process, the iHeartMedia and CCOH Compensation Committees considered the benefits that would be appropriate to provide to facilitate and/or accelerate their relocation to our corporate locations. After experience recruiting and hiring several new executive officers and other key personnel since 2009, in October 2010 the iHeartMedia and CCOH Compensation Committees adopted new Company-wide tiered relocation policies reflecting these types of relocation benefits. The new relocation policies apply only in the case of a Company-requested relocation and provide different levels of benefits based on the employee’s level within the organization. In connection with his promotion to serve as the Chief Executive Officer of CCOH, Mr. Eccleshare relocated from our offices in London to our offices in New York City and then relocated back to London upon his transition to Chairman and Chief Executive Officer of CCI in March 2015. Through the negotiation of his employment agreement, CCOH agreed to provide Mr. Eccleshare with certain additional benefits in consideration of his international relocation. See “Executive Compensation—Employment Agreements with the Named Executive Officers” below in this Annual Report on Form 10-K/A for a description of these additional benefits.

iHeartMedia’s Compensation Committee believes that the above benefits provide a more tangible incentive than an equivalent amount of cash compensation. In determining the named executive officers’ total compensation, the Compensation Committee will consider these benefits. However, as these benefits and perquisites represent a relatively small portion of the named executive officers’ total compensation (or, in the case of benefits such as relocation benefits, are not intended to occur frequently for each named executive officer), it is unlikely that they will materially influence the Compensation Committee’s decision in setting such named executive officers’ total compensation. For further discussion of these benefits and perquisites, including the methodology for computing their costs, please refer to the Summary Compensation Table included in this Annual Report on Form 10-K/A, as well as the All Other Compensation table included in footnote (d) to the Summary Compensation Table. For further information about other benefits provided to the named executive officers, please refer to “Executive Compensation—Employment Agreements with the Named Executive Officers” set forth below in this Annual Report on Form 10-K/A.

Severance Arrangements

Pursuant to their respective employment agreements, each of our named executive officers is entitled to certain payments and benefits in certain termination situations or upon a change in control. We believe that our severance arrangements facilitate an orderly transition in the event of changes in management. For further discussion of severance payments and benefits, see “Executive Compensation—Potential Post-Employment Payments” set forth below in this Annual Report on Form 10-K/A.

Roles and Responsibilities

Role of the Compensation Committee. As described above, iHeartMedia’s Compensation Committee primarily is responsible for conducting reviews of iHeartMedia’s executive compensation policies and strategies, overseeing and evaluating iHeartMedia’s overall compensation structure and programs, setting executive compensation and setting performance goals and evaluating the performance of executive officers against those goals, with the full Board approving equity awards. With respect to executive officers who are employed exclusively by our Outdoor divisions, iHeartMedia’s Compensation Committee reviews compensation; however, CCOH’s Compensation Committee has the responsibility for conducting reviews of CCOH’s executive compensation policies and strategies, overseeing and evaluating CCOH’s overall compensation structure and programs, setting executive compensation, setting performance goals and evaluating the performance of executive officers against those goals and approving equity awards. The responsibilities of iHeartMedia’s Compensation Committee are described above under “The Board of Directors—Committees of the Board.”

Role of Executive Officers. iHeartMedia’s Chief Executive Officer provides reviews and recommendations regarding iHeartMedia’s executive compensation programs, policies and governance for iHeartMedia’s Compensation Committee’s consideration. Our Chief Executive Officer’s responsibilities include, but are not limited to:

•	providing an ongoing review of the effectiveness of the compensation programs, including their level of competitiveness and their alignment with iHeartMedia’s objectives;

•	recommending changes and new programs, if necessary, to ensure achievement of all program objectives; and

•	recommending pay levels, payout and awards for the named executive officers other than himself.

Use of Compensation Consultants. During 2017, management engaged Willis Towers Watson (“Willis”) to provide (1) executive compensation benchmarking data, and (2) incentive and retention compensation design advice.

iHeartMedia requested and received responses from Willis addressing its independence, including the following factors: (1) other services provided to iHeartMedia and its subsidiaries by Willis; (2) fees paid iHeartMedia and its subsidiaries as a percentage of Willis’ total revenue; (3) policies or procedures maintained by Willis that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagements and a member of the Compensation Committee; (5) any iHeartMedia or CCOH stock owned by the individual consultants involved in the engagements; and (6) any business or personal relationships between our executive officers and Willis or the individual consultants involved in the engagements. The Compensation Committee reviewed these considerations and concluded that Willis’ work does not raise any conflict of interest.

TAX AND ACCOUNTING TREATMENT

Deductibility of Executive Compensation

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation a publicly held corporation may deduct for Federal income tax purposes in any one year with respect to certain senior executives, who we refer to herein as “Covered Employees.” In 2014, iHeartMedia became a “publicly held corporation” within the meaning of applicable provisions of Section 162(m) of the Code and Treasury regulations. The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

In reviewing the effectiveness of the executive compensation program, the Compensation Committee considers the anticipated tax treatment to iHeartMedia and to the Covered Employees of various payments and benefits. To maintain flexibility in compensating the named executive officers in a manner designed to promote varying corporate goals, the Compensation Committee will not necessarily limit executive compensation to that which is deductible under Section 162(m) of the Code and has not adopted a policy requiring all compensation to be deductible. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and may award compensation that is not deductible to the extent consistent with its other compensation objectives.

Accounting for Stock-Based Compensation

iHeartMedia accounts for stock-based payments, including awards under the iHeartMedia LTIP and the CCOH Stock Incentive Plan, in accordance with the requirements of FASB ASC 718 (formerly Statement of Financial Accounting Standards No. 123(R)).

CORPORATE SERVICES AGREEMENT

In connection with CCOH’s initial public offering, CCOH entered into a corporate services agreement (the “Corporate Services Agreement”) with iHeartMedia Management Services, Inc. (“iHMMS”), an indirect subsidiary of iHeartMedia. Under the terms of the agreement, iHMMS provides, among other things, certain executive officer services to CCOH. These executive officer services are allocated to CCOH based on CCOH’s OIBDAN as a percentage of iHeartCommunications’ total OIBDAN for the prior year, each as reported in connection with year-end financial results. For purposes of these allocations, CCOH OIBDAN is defined as: consolidated net income (loss) adjusted to exclude non-cash compensation expenses and amortization of deferred system implementation costs as well as the following line items presented in the Statement of Operations: income tax benefit (expense); other income (expense), net; equity in earnings (loss) of nonconsolidated affiliates; interest expense; interest income on due from iHeartCommunications; other operating income, net; depreciation and amortization; and impairment charges.

For 2017, CCOH was allocated 35.66% of certain personnel costs for Mr. Bressler for the portion of the year during which he served as Chief Financial Officer. iHeartMedia and CCOH considered these allocations to be a reflection of the utilization of services provided based on 2017 OIBDAN. Please refer to footnote (g) to the Summary Compensation Table in this Annual Report on Form 10-K/A for the allocations for 2017, 2016 and 2015. For additional information regarding the Corporate Services Agreement, see “Certain Relationships and Related Party Transactions—Corporate Services Agreement.”

EXECUTIVE COMPENSATION

The Summary Compensation Table below provides compensation information for the years ended December 31, 2017, 2016 and 2015 for the principal executive officer (“PEO”) and the principal financial officers (“PFO”) serving during 2017, each of the three next most highly compensated executive officers of iHeartMedia for services rendered in all capacities (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus (a) ($)		Stock Awards(b) ($)	Option Awards(b) ($)	Non-Equity Incentive Plan Compensation(c) ($)		All Other Compensation(d) ($)		Total ($)
Robert W. Pittman Chairman and Chief Executive Officer (PEO)(e)	2017 2016 2015	1,200,000 1,200,000 1,200,000		3,010,000 165,816 174,932		— — 857,082	— — —	8,040,000 1,634,184 1,525,068		1,152,112 1,654,672 698,919		13,402,112 4,654,672 4,456,001
Richard J. Bressler President, Chief Operating Officer and Chief Financial Officer (PFO)(f)	2017 2016 2015	1,200,000 1,200,000 1,200,000	(g) (g) (g)	3,010,000 165,816 174,932	(g)	— — 321,397	— — —	4,040,000 1,634,184 1,525,068	(g)	602,889 453,809 44,633	(g)	8,852,889 3,453,809 3,266,030
C. William Eccleshare Chief Executive Officer CCI(h)	2017 2016 2015	964,948 927,601 1,043,630		1,350,000 1,200,000 —		451,259 554,296 —	— — —	570,000 955,190 961,686		251,240 255,721 372,670		3,587,447 3,892,808 2,377,986
Scott R. Wells. Chief Executive Officer—CCOA(i)	2017 2016 2015	750,000 750,000 621,875		— 50,000 —		1,262,865 532,067 485,340	— 72,857 1,664,649	551,396 784,385 483,067		5,000 5,000 5,000		2,569,261 2,194,309 3,259,931
Robert H. Walls, Jr. Executive Vice President, General Counsel and Secretary(j)	2017 2016 2015	750,000 750,000 750,000		3,440,000 750,000 —		— 288,131 —	— — —	427,500 818,280 668,175		5,000 5,000 5,000		4,622,500 2,611,411 1,423,175

(a)	The amounts reflect:

•	For Messrs. Pittman and Bressler, (1) cash payments for 2017, 2016 and 2015 as additional bonus awards from iHeartMedia in respect of 2017, 2016 and 2015 performance, respectively, and (2) cash payments related to the 2017 retention awards;

•	For Mr. Walls, (1) a cash payment in 2017 as an additional bonus award from iHeartMedia in respect of 2017 performance; (2) cash payments related to the 2017 retention awards and (3) a cash payment related to the special completion bonus paid in November 2017;

•	For Mr. Eccleshare, (1) a cash payment of $250,000 as an additional bonus award in respect of 2017 performance from CCOH and (2) a cash payment of $1,100,000 related to a severance payment Mr. Eccleshare would have been entitled to pursuant to his prior employment agreement; and

See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

(b)	CCOH Stock Awards. The amounts shown in the Stock Awards column for Mr. Pittman for 2015 ($857,082), for Mr. Bressler for 2015 ($321,397), and for Mr. Wells for 2017, 2016 and 2015 ($1,262,865, $532,067 and $485,340, respectively) represent the full grant date fair value of time-vesting restricted stock awarded to them by CCOH (on February 24, 2015 for Messrs. Pittman and Bressler; and on September 7, 2017, June 28, 2017, June 3, 2016 and June 15, 2015, respectively, for Mr. Wells), computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For time-vesting restricted stock awards, the grant date fair value is based on the closing price of CCOH’s Class A common stock on the date of grant. See “Grants of Plan Based Awards” for additional details.

The amounts shown in the Stock Awards column for Mr. Eccleshare for 2017 and 2016 and Mr. Walls for 2016 represent the full grant date fair value of time-vesting restricted stock units awarded to them by CCOH (on February 24, 2017, June 30, 2017, January 8, 2016, February 5, 2016 and September 21, 2016, respectively, for Mr. Eccleshare and on January 8, 2016 and February 5, 2016, respectively, for Mr. Walls), computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations

CCOH Option Awards. The amount shown in the Option Awards column for 2016 and 2015 for Mr. Wells reflects the full grant date fair value of time-vesting stock options awarded to Mr. Wells by CCOH in 2016 and 2015 (on June 3, 2016 and March 3, 2015 and June 15, 2015, in the aggregate), computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. See “Grants of Plan Based Awards” for additional details.

For further discussion of the assumptions made in valuation, see also Note 8-Stockholders’ Deficit in Item 8 of the Original 2017 Form 10-K.

(c)	The amounts reflect:

•	For Messrs. Pittman, Bressler and Walls, 2017, 2016 and 2015 annual incentive plan awards under the iHeartMedia 2015 Executive Incentive Plan pursuant to pre-established performance goals.

•	For Messrs. Pittman and Bressler, (1) cash payments in 2018 of $500,000 earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to 2015 and (2) aggregate cash payments of $7,000,000 and $3,000,000, respectively, related to the 2017 KEIP.

•	For Mr. Eccleshare, (1) awards for 2017, 2016 and 2015 under the 2015 Executive Incentive Plan pursuant to pre-established performance goals; (2) for 2017, a cash payment in 2018 of (a) the final one-third ($80,000) of the $240,000 earned pursuant to the 2015 CCOH SIP bonus, (b) the second one-third ($90,000) of the $270,000 earned pursuant to the 2016 CCOH SIP bonus, and (c) one-third ($100,000) of the $300,000 earned pursuant to the 2017 CCOH SIP bonus; (3) for 2016, a cash payment in 2017 of (a) the final one-third ($85,000) of the $255,000 earned pursuant to the 2014 CCOH SIP bonus, (b) a second one-third ($80,000) of the $240,000 earned pursuant to the 2015 CCOH SIP bonus, and (c) one-third ($90,000) of the $270,000 earned pursuant to the 2016 CCOH SIP bonus; and (4) for 2015, a cash payment in 2016 of (a) the final one-third ($84,000) of the $252,000 earned pursuant to the 2013 CCOH SIP bonus, (b) a second one-third ($85,000) of the $255,000 earned pursuant to the 2014 CCOH SIP bonus, and (c) one-third ($80,000) of the $240,000 earned pursuant to the 2015 CCOH SIP bonus. The remaining $90,000 of 2016 CCOH SIP bonus will be paid in 2019 and the remaining $200,000 of the 2017 CCOH SIP bonus will be paid in equal installments in 2019 and 2020, in each case if Mr. Eccleshare remains employed at the payment dates.

•	For Mr. Wells, cash payments from CCOH as annual incentive plan awards for 2017, 2016 and 2015 under the CCOH 2015 Executive Incentive Plan pursuant to pre-established performance goals.

•	With respect to 2017, Messrs. Pittman and Bressler each earned an additional $500,000 SIP bonus from iHeartMedia, in each case based on pre-established performance goals with respect to 2017. These amounts were not reflected in the Non-Equity Incentive Plan Compensation column with respect to 2017 because they were paid in February 2018 and have a clawback provision, which requires them to repay the after-tax value of the bonus if certain termination events occur prior to January 1, 2020.

(d)	As described below, for 2017 the All Other Compensation column reflects:

•	amounts we contributed under our 401(k) plan as a matching contribution for the benefit of the named executive officers in the United States or payments in lieu of pension contributions for the benefit of Mr. Eccleshare in the United Kingdom;

•	the value of personal use of company aircraft by Messrs. Pittman & Bressler;

•	security services for Mr. Pittman;

•	personal tax services for Mr. Eccleshare paid by us;

•	tax gross-ups on tax services for Mr. Eccleshare;

•	legal expenses in connection with employment and other related matters for Mr. Eccleshare;

•	the cost of private medical insurance for the benefit of Mr. Eccleshare;

•	an automobile allowance for the benefit of Mr. Eccleshare in the United Kingdom;

•	amounts reimbursed for car service expenses incurred by Messrs. Pittman and Bressler;

•	the cost of premiums for a supplemental life insurance benefit for Mr. Eccleshare; and

•	accrued dividends paid on CCOH restricted shares that vested during 2017 for Messrs. Pittman and Bressler.

	Pittman	Bressler	Eccleshare	Wells	Walls
Plan contributions (or payment in lieu thereof)	$5,000	$5,000	$130,772	$5,000	$5,000
Aircraft usage	540,705	11,107	—	—	—
Security services	700	—	—	—	—
Tax services	—	—	33,310	—	—
Tax services tax gross-up	—	—	20,438	—	—
Legal fees	4,659	4,659	4,926	—	—
Private medical insurance	—	—	27,891	—	—

	Pittman	Bressler	Eccleshare	Wells	Walls
Automobile allowance/transportation	—	—	23,181	—	—
Car service	66,579	27,370	—	—	—
Supplemental life insurance	—	—	10,722	—	—
Accrued dividends	534,469	554,753	—	—	—

Total	$1,152,112	$602,889	$251,240	$5,000	$5,000

Except as described below with respect to aircraft usage, the value of all benefits included in the All Other Compensation column is based on iHeartMedia’s actual costs.

As a result of iHeartMedia’s high public profile and due in part to threats against iHeartMedia, its operations and management, iHeartMedia engaged an outside security consultant to assess security risks to iHeartMedia’s physical plant and operations, as well as Mr. Pittman. Based upon the findings and recommendation of this security consultant, iHeartMedia’s management and Board of Directors implemented, and iHeartMedia’s management and Board intend to continue the implementation of, numerous security measures for iHeartMedia’s operations and Mr. Pittman.

Pursuant to his employment agreement, for security purposes and at the direction of the Board, during the term of his employment, iHeartMedia agreed to make an aircraft available to Mr. Pittman for his business and personal use (including flights on which Mr. Pittman is not present) and will pay all costs associated with the provision of the aircraft. iHeartMedia currently leases an airplane for Mr. Pittman’s use, as described in “Certain Relationships and Related Party Transactions.” Pursuant to the security assessment and at the direction of the Board, Mr. Pittman’s spouse and dependents also travel by private aircraft for all personal and business travel. From time to time, our other officers also use the Company aircraft for personal air travel, pursuant to the Company’s Aircraft Policy.

The value of personal aircraft usage reported above is based on iHeartMedia’s direct variable operating costs. This methodology calculates an average variable cost per hour of flight. iHeartMedia applies the same methodology to aircraft that are covered by contracts with an outside aircraft management company under which iHeartMedia reimburses the aircraft management company for costs that would otherwise be incurred directly by iHeartMedia (including crew salaries, insurance, fuel and hangar rent) and pays them a monthly management fee for the oversight and administrative services that would otherwise have to be provided by iHeartMedia. On certain occasions, an executive’s spouse or other family members and guests may accompany the executive on a flight and the additional direct operating cost incurred in such situations is included under the foregoing methodology.

Mr. Pittman is reimbursed for car services used for commuting and other personal purposes.

(e)	Mr. Pittman became our Chief Executive Officer on October 2, 2011. The summary compensation information presented above for Mr. Pittman reflects his service in that capacity during the periods presented.
(f)	Mr. Bressler became our President and Chief Financial Officer on July 29, 2013. The summary compensation information presented above for Mr. Bressler reflects his service in that capacity during 2015, 2016 and 2017. Mr. Bressler also became our Chief Operating Officer on February 18, 2015.
(g)	As described above under “Compensation Discussion and Analysis—Corporate Services Agreement,” iHMMS provides, among other things, certain executive officer services to CCOH. The Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation columns presented above reflect 100% of the amounts for Mr. Bressler. However, pursuant to the Corporate Services Agreement, based on CCOH’s OIBDAN as a percentage of iHeartCommunications’ total OIBDAN, CCOH was allocated 35.66% of certain amounts for Mr. Bressler for 2017, 37.71% for 2016 and 38.72% for 2015.

	Salary Allocated to CCOH
	2017	2016	2015
Richard J. Bressler	$427,920	$452,520	$464,640

	Bonus and Non-Equity Incentive Plan Compensation Allocated to CCOH
	2017	2016	2015
Richard J. Bressler	$2,514,030	$829,620	$658,240

	All Other Compensation Allocated to CCOH
	2017	2016	2015
Richard J. Bressler	$571,919	$450,695	$17,282

(h)	On January 24, 2012, Mr. Eccleshare was promoted to Chief Executive Officer of CCOH, overseeing both CCOA and CCI and served in that position until March 2, 2015, when he transitioned to become Chairman and Chief Executive Officer of CCI. The summary compensation information presented above for Mr. Eccleshare reflects his compensation from CCOH for service in those capacities during the relevant periods of 2017, 2016 and 2015. Mr. Eccleshare is a citizen of the United Kingdom and his compensation from CCOH reported in the Summary Compensation Table that was originally denominated in British pounds have been converted to U.S. dollars using the average exchange rates of £1=$1.2878, £=$1.3495 and £1=$1.5281 for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition to his compensation paid by CCOH, the amounts in the Salary column for Mr. Eccleshare include $25,660 paid in 2017, $21,896 paid in 2016 and $18,060 paid in 2015 by our majority-owned subsidiary, Clear Media Limited, for his service as a director of Clear Media Limited. Clear Media Limited is listed on the Hong Kong Stock Exchange. The amounts paid by Clear Media Limited have been converted from Hong Kong dollars to U.S. dollars using the average exchange rate of HK$1=$0.1283 for the year ended December 31, 2017, HK$1=$0.1288 for the year ended December 31, 2016 and HK$1=$0.1290 for the year ended December 31, 2015.

(i)	Mr. Wells became the Chief Executive Officer of CCOA on March 3, 2015. The summary compensation information presented above for Mr. Wells reflects his service in that capacity during the periods presented.
(j)	Mr. Walls became our Executive Vice President, General Counsel and Secretary on January 1, 2010. The summary compensation information presented above for Mr. Walls reflects his service in that capacity during the periods presented.

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

Certain elements of the compensation of the named executive officers are determined based on their respective employment agreements. The descriptions of the employment agreements set forth below do not purport to be complete and are qualified in their entirety by the employment agreements. For further discussion of the amounts of salary and bonus and other forms of compensation, see “Compensation Discussion and Analysis” above. Each of the employment agreements discussed below provides for severance and change in control payments as more fully described under “—Potential Post-Employment Payments” in this Annual Report on Form 10-K/A, which descriptions are incorporated herein by reference.

Robert W. Pittman

On October 2, 2011, iHeartMedia entered into an employment agreement with Robert W. Pittman, pursuant to which he serves as Chief Executive Officer of iHeartMedia and served as Executive Chairman of the Board of Directors of CCOH. On March 2, 2015, Mr. Pittman became the Chairman and Chief Executive Officer of CCOH. The October 2, 2011 employment agreement superseded the consulting agreement that Mr. Pittman previously entered into with iHeartMedia and Pilot Group Manager LLC, dated November 15, 2010, and had an initial term ending on December 31, 2016, with automatic 12-month extensions thereafter unless either party provided prior notice electing not to extend the employment agreement. On January 13, 2014, iHeartMedia entered into an amended and restated employment agreement with Mr. Pittman. The amended and restated employment agreement has an initial five-year term ending on January 13, 2019, with automatic 12-month extensions thereafter unless either party gives prior notice electing not to extend the agreement.

Pursuant to his amended and restated employment agreement, Mr. Pittman’s minimum base salary increased from $1,000,000 per year under his previous employment agreement to $1,200,000 per year. His base salary may be increased at the discretion of iHeartMedia’s Board or its compensation committee. Mr. Pittman also has the opportunity to earn an annual performance bonus for the achievement of reasonable performance goals established annually by iHeartMedia’s Board or its compensation committee after consultation with Mr. Pittman. Under Mr. Pittman’s previous employment agreement, his aggregate target annual bonus that could be earned upon achievement of all of his performance objectives was not less than $1,650,000. Under the amended and restated employment agreement, beginning in 2014, Mr. Pittman’s aggregate target annual performance bonus is 150% of his annual base salary. For 2017, Mr. Pittman received an annual incentive bonus of $1,800,000, which included an additional bonus in respect of 2017 performance of $1,260,000. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

Mr. Pittman is entitled to participate in all pension, profit sharing and other retirement plans, all incentive compensation plans, all group health, hospitalization and disability or other insurance plans, paid vacation, sick leave and other employee welfare benefit plans in which other similarly situated employees of iHeartMedia may participate. In addition, during the term of his employment, iHeartMedia will make an aircraft (which, to the extent available, will be a Dassault-Breguet Mystere Falcon 900) available to Mr. Pittman for his business and personal use and will pay all costs associated with the provision of the aircraft. iHeartMedia leases this aircraft from a company controlled by Mr. Pittman. See “Certain Relationships and Related Party Transactions—Commercial Transactions.” If a company aircraft is not available due to service or maintenance issues, iHeartMedia will charter a comparable aircraft for Mr. Pittman’s business and personal use. iHeartMedia also will make a car and driver available for Mr. Pittman’s business and personal use in and around the New York area as well as anywhere else on company business. During 2014, iHeartMedia reimbursed Mr. Pittman for legal fees incurred by Mr. Pittman in connection with the negotiation of the amended and restated employment agreement.

Pursuant to his previous employment agreement, on October 2, 2011, Mr. Pittman was granted a stock option to purchase 830,000 shares of iHeartMedia’s Class A common stock. See “—Outstanding Equity Awards at Fiscal Year-End” below. In connection with the amended and restated employment agreement, on January 13, 2014, iHeartMedia and Mr. Pittman amended his stock option to terminate and forfeit 200,000 of the options. The termination and forfeiture applied ratably such that, effective January 13, 2014, 252,000 of the options were vested and 378,000 of the options vest ratably on the third, fourth and fifth anniversary of the October 2, 2011 grant date.

Pursuant to the amended and restated employment agreement, on January 13, 2014, iHeartMedia granted Mr. Pittman 350,000 restricted shares of iHeartMedia’s Class A common stock. Mr. Pittman’s iHeartMedia restricted stock award is divided into two tranches consisting of: (1) 100,000 shares (the “Tranche 1 Shares”) and (2) 250,000 shares (the “Tranche 2 Shares”). The Tranche 1 Shares vest in two equal parts on each of December 31, 2017 and December 31, 2018. The Tranche 2 Shares vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns. In addition, as provided in the amended and restated employment agreement, on January 13, 2014, CCOH granted Mr. Pittman 271,739 restricted shares of CCOH’s Class A common stock. Mr. Pittman’s CCOH restricted stock award vested in two equal parts on each of December 31, 2016 and December 31, 2017.

Mr. Pittman’s amended and restated employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any payments (the “Company Payments”) received by Mr. Pittman are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any such excise tax is imposed, the stockholder approval rules of Q&A 6 in the applicable Section 280G regulations (the “Cleansing Vote Rules”) are applicable and Mr. Pittman declines to submit such excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Pittman an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Pittman will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on the gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in the amended and restated employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

Under the employment agreement, Mr. Pittman is required to protect the secrecy of the confidential information of iHeartMedia, CCOH and the subsidiaries of each (the “Company Group”). He also is prohibited by the agreement from engaging in certain activities that compete with the Company Group during employment and for 18 months after his employment terminates, and he is prohibited from soliciting employees or customers of the Company Group during employment and for 18 months after termination of employment. iHeartMedia agreed to defend and indemnify Mr. Pittman for acts committed in the course and scope of his employment.

Richard J. Bressler

On July 29, 2013, iHeartMedia entered into an employment agreement with Mr. Bressler. The employment agreement has an initial term ending on December 31, 2018, with automatic 12-month extensions beginning on January 1, 2019 unless either party gives prior notice electing not to extend the employment agreement.

Under the employment agreement, Mr. Bressler receives a base salary at a rate no less than $1,200,000 per year, subject to increase at the discretion of iHeartMedia’s Board or its compensation committee. Mr. Bressler also has the opportunity to earn an annual performance bonus for the achievement of reasonable performance goals established annually by iHeartMedia’s Board or its compensation committee after consultation with Mr. Bressler. The annual target performance bonus that may be earned when all of Mr. Bressler’s performance objectives are achieved will be not less than 150% of Mr. Bressler’s base salary amount. In addition to the annual bonus, Mr. Bressler is also eligible for a SIP bonus opportunity of up to $500,000, based on the achievement of one or more annual performance goals determined by iHeartMedia’s chief executive officer and approved by iHeartMedia’s Board or a committee thereof. Any SIP bonus amounts will be paid during the quarter that follows the third anniversary of the beginning of the applicable performance period and will be contingent in each case upon Mr. Bressler’s continued employment through the applicable payment date. For 2017, Mr. Bressler received an annual bonus of $1,800,000, which included an additional bonus in respect of 2017 performance of $1,260,000. Mr. Bressler also earned an additional bonus of $500,000 under the iHeartMedia SIP with respect to 2017. Mr. Bressler also is entitled to participate in all pension, profit sharing and other retirement plans, all incentive compensation plans, all group health, hospitalization and disability or other insurance plans, paid vacation, sick leave and other employee welfare benefit plans in which other similarly situated employees of iHeartMedia may participate.

During the term of his employment, iHeartMedia will make a car service available for Mr. Bressler’s business use.

Mr. Bressler’s employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any Company Payments received by Mr. Bressler are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any such excise tax is imposed, the Cleansing Vote Rules are applicable and Mr. Bressler declines to submit the excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Bressler an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Bressler will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on such gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in Mr. Bressler’s employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

Pursuant to Mr. Bressler’s employment agreement, on July 29, 2013, iHeartMedia granted Mr. Bressler 910,000 restricted shares of iHeartMedia’s Class A common stock. In addition, as provided in the employment agreement, on July 29, 2013, CCOH granted Mr. Bressler 271,739 restricted shares of the Class A common stock of CCOH. See “—Outstanding Equity Awards at Fiscal Year-End” below.

Under the employment agreement, Mr. Bressler is required to protect the secrecy of the confidential information of the Company Group. He also is prohibited by the agreement from engaging in certain activities that compete with the Company Group during employment and for 18 months after his employment terminates, and he is prohibited from soliciting employees or customers of the Company Group during employment and for 18 months after termination of employment. iHeartMedia agreed to defend and indemnify Mr. Bressler for acts committed in the course and scope of his employment.

C. William Eccleshare

January 24, 2012 Employment Agreement. On January 24, 2012, Mr. Eccleshare was promoted to serve as Chief Executive Officer of CCOH, overseeing both our Americas and International outdoor divisions. In connection with his promotion, CCOH and Mr. Eccleshare entered into a new employment agreement. Mr. Eccleshare’s employment agreement has an initial term beginning on January 24, 2012 and continuing until December 31, 2014, with automatic 12-month extensions thereafter, beginning on January 1, 2015, unless either CCOH or Mr. Eccleshare gives prior notice electing not to extend the employment agreement. The employment agreement replaces Mr. Eccleshare’s Contract of Employment dated August 31, 2009.

As Chief Executive Officer of CCOH, Mr. Eccleshare relocated from CCOH’s offices in London to CCOH’s offices in New York City in 2012. In his position as Chief Executive Officer of CCOH and in his current position as Chairman and Chief Executive Officer of CCI, Mr. Eccleshare receives an annual base salary from CCOH of $1,000,000; provided, however, that until Mr. Eccleshare relocated to the United States, his base salary was to be paid in British pounds (using an exchange rate of £1=$1.49). His salary will be reviewed at least annually for possible increase by the CCOH Board. During the term of the employment agreement, Mr. Eccleshare is eligible to receive an annual performance bonus from CCOH with a target of not less than $1,000,000 and the opportunity to earn up to 200% of the target amount based on the achievement of the performance goals specified in his employment agreement for 2012 and the performance goals to be set by CCOH’s Compensation Committee for years after 2012. In addition to the annual bonus, Mr. Eccleshare is eligible to receive a SIP Bonus from CCOH of up to $300,000, based on the achievement of one or more annual performance goals determined by CCOH’s Board of Directors or a subcommittee thereof. Any bonus earned under the SIP bonus opportunity will be paid by CCOH in equal cash installments on or about the first, second and third anniversary of the beginning of the applicable performance period and will be contingent in each case upon his continued employment through the applicable payment date. For 2017, Mr. Eccleshare received an annual bonus of $550,000, including an additional bonus in respect of 2017 performance of $250,000. Mr. Eccleshare also (1) received an additional bonus payment of $80,000 provided pursuant to his 2015 CCOH SIP bonus, (2) received an additional bonus payment of $90,000 provided pursuant to his 2016 CCOH SIP bonus and (3) earned an additional bonus of $300,000 with respect to his 2017 CCOH SIP bonus, $100,000 of which was paid in February 2018 and $180,000 of which will be paid in equal installments in 2019 and 2020 when performance bonuses are generally paid if he remains employed on the applicable payment dates. See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

CCOH continues to contribute to Mr. Eccleshare’s personal pension plan registered under Chapter 2, Part 4 of the Finance Act of 2004 in the United Kingdom, as provided in his previous Contract of Employment. CCOH also agreed to reimburse Mr. Eccleshare for the reasonable costs and expenses (not to exceed $25,000 annually, fully grossed-up for applicable taxes) associated with filing his U.S. and U.K. personal income tax returns, as applicable. If Mr. Eccleshare’s actual U.S. and U.K. income tax and Social Security/National Insurance in a given year exceeds the tax obligations that he would have incurred on the same income (excluding all taxable income not paid by CCOH or a subsidiary or affiliate) had he remained subject only to U.K. income tax and National Insurance over the same period, CCOH will reimburse this excess tax on a fully-grossed up basis for applicable taxes. CCOH also agreed to make a car service available for Mr. Eccleshare’s business use and paid all fees associated with the immigration applications for Mr. Eccleshare and his spouse. Mr. Eccleshare is eligible to receive health, medical, welfare and life insurance benefits and paid vacation on a basis no less favorable than provided to similarly-situated senior executives of CCOH; provided, however, that his life insurance benefit shall be for an amount equal to four times his annual base salary. Further, CCOH agreed to make a car service available to Mr. Eccleshare for his business use. Mr. Eccleshare is also to be reimbursed for travel and entertainment related expenses, consistent with past practices pursuant to CCOH policy.

As provided in the employment agreement, Mr. Eccleshare was awarded 506,329 CCOH restricted stock units on July 26, 2012 in connection with his promotion. See “—Outstanding Equity Awards at Fiscal Year-End” below.

During Mr. Eccleshare’s employment with CCOH and for 18 months thereafter, Mr. Eccleshare is subject to non-competition, non-interference and non-solicitation covenants substantially consistent with other senior executives of CCOH. Mr. Eccleshare also is subject to customary confidentiality, work product and trade secret provisions. During the term of the employment agreement, Mr. Eccleshare may continue to perform non-executive services with Centaur plc. Upon his service with Centaur plc ceasing, Mr. Eccleshare will be permitted to perform another non-executive role at any time with a business that does not compete with CCOH or its affiliates, subject to CCOH’s prior written consent that will not be unreasonably withheld.

March 2, 2015 Amendment to January 24, 2012 Employment Agreement. Effective March 2, 2015, Mr. Eccleshare and CCOH entered into an amendment (the “First Eccleshare Amendment”) to Mr. Eccleshare’s employment agreement dated January 24, 2012 (the “Prior Employment Agreement”). Pursuant to the terms of the First Eccleshare Amendment, (1) Mr. Eccleshare’s title was amended to be Chairman and Chief Executive Officer of CCI, (2) the definition of Good Reason was amended to provide that Mr. Eccleshare may not trigger Good Reason as a result of the change in position and duties related to the First Eccleshare Amendment for a period of one (1) year after the effective date of the First Eccleshare Amendment, after which Mr. Eccleshare can exercise the right to trigger Good Reason as a result of the change in position and duties related to the First Eccleshare Amendment for thirty (30) days as provided for and in accordance with the terms of his Prior Employment Agreement, (3) CCOH agreed to continue to reimburse Mr. Eccleshare for the reasonable costs and expenses (not to exceed $25,000 annually, fully grossed-up for applicable taxes) associated with filing his U.S. and U.K. personal income tax returns, as applicable, both during the remainder of his employment with CCOH and for a period of twelve (12) months thereafter, and (4) CCOH agreed to reimburse Mr. Eccleshare for certain relocation costs associated with the relocation of Mr. Eccleshare and his family from New York City to London in connection with a termination due to death, “disability,” by CCOH without “cause” or by Mr. Eccleshare for Good Reason (as such terms are defined in the Prior Employment Agreement), whether such costs are incurred during his employment with CCOH or during the 12-month period thereafter (previously, Mr. Eccleshare would only be entitled to such reimbursement if the relevant costs were incurred during the 12-month period following termination of his employment with CCOH).

December 17, 2015 Amendment to January 24, 2012 Employment Agreement. Effective December 17, 2015, Mr. Eccleshare and CCOH entered into an amendment (the “Second Eccleshare Amendment”) to Mr. Eccleshare’s Prior Employment Agreement. Pursuant to the terms of the Second Eccleshare Amendment, (1) Mr. Eccleshare’s term of employment was extended until December 31, 2017 and thereafter provided for automatic one-year extensions, unless either CCOH or Mr. Eccleshare gives prior notice electing not to extend the agreement, (2) in the event there is a disposition of the European assets of CCI, Mr. Eccleshare will be considered for a cash payment in an amount to be determined by CCOH in its sole discretion, (3) the definition of Good Reason was amended to provide that Mr. Eccleshare may not trigger Good Reason if, after a restructuring or reorganization of CCOH or a sale or spinoff of all or a portion of CCOH’s operations, he continues as Chief Executive Officer of CCI (or any of its successors), (4) commencing in 2016, Mr. Eccleshare is eligible for an additional long-term incentive opportunity from CCOH, consistent with other comparable positions pursuant to the terms of the award agreement(s), taking into consideration demonstrated performance and potential, and subject to approval by Mr. Eccleshare’s manager and the board of directors or the compensation committee of CCOH, and (5) in consideration of Mr. Eccleshare entering into the First Eccleshare Amendment and the Second Eccleshare Amendment and as a result of the change in his position and duties related to the First Eccleshare Amendment, Mr. Eccleshare received, subject to certain conditions, (a) the severance payment he would have been entitled to pursuant to the Prior Employment Agreement paid in two annual installments of $1.1 million on March 1, 2016 and $1.1 million on March 1, 2017 and (b) vesting of one-half of any then unvested restricted stock units on March 1, 2016 and vesting of the other half of such restricted stock units on March 1, 2017.

May 10, 2017 Amendment to January 24, 2012 Employment Agreement. On May 10, 2017, Mr. Eccleshare and CCOH entered into an amendment (the “Third Eccleshare Amendment”) to the Prior Employment Agreement. Pursuant to the terms of the Third Eccleshare Amendment, beginning January 1, 2017, the calculation of all cash payments related to Mr. Eccleshare’s base salary, annual bonus, additional bonus or any other compensation or cash payments or reimbursements owed to Mr. Eccleshare or contributed on behalf of Mr. Eccleshare, shall be paid based upon the prior calendar year’s average exchange rate.

December 5, 2017 Amendment to January 24, 2012 Employment Agreement. On December 5, 2017, Mr. Eccleshare and CCOH entered into an amendment (the “Fourth Eccleshare Amendment”) to the Prior Employment Agreement. Pursuant to the terms of the Fourth Eccleshare Amendment, (1) Mr. Eccleshare’s term of employment was extended until December 31, 2020 and thereafter provided for automatic one-year extensions, unless either CCOH or Mr. Eccleshare gives prior notice electing not to extend the Prior Employment Agreement, (2) beginning on January 1, 2018, the calculation of all cash payments related to base salary, annual bonus, additional bonus or any other compensation or cash payments or reimbursements owed to Mr. Eccleshare or contributed on behalf of Mr. Eccleshare shall be paid based on the average exchange rate for 2017 and (3) Mr. Eccleshare will receive a first retention bonus payment (the “First Retention Bonus Payment”) of $875,000 if he remains employed by the Company on January 1, 2018 (payable on CCOH’s first scheduled payroll following such date) and Mr. Eccleshare will receive a second retention bonus payment of $875,000 (the “Second Retention Bonus Payment”) if he remains employed by CCOH on January 1, 2020 (payable on CCOH’s first scheduled payroll following such date).

In the event Mr. Eccleshare’s employment is terminated by CCOH for Cause pursuant to the terms and conditions of the Prior Employment Agreement or Mr. Eccleshare resigns without Good Reason and the date of such termination is on or before June 30, 2019, Mr. Eccleshare shall repay to CCOH the “After-Tax Value” of the First Retention Bonus Payment within 10 days of his termination. In the event Mr. Eccleshare is terminated by CCOH for Cause pursuant to the terms and conditions of the Employment Agreement or Mr. Eccleshare resigns without Good Reason and the date of such termination is on or between July 1, 2019 and June 30, 2020, Mr. Eccleshare shall repay to CCOH the “After-Tax Value” of the Second Retention Bonus Payment (if so received) within 10 days of his termination. For the purposes of the Fourth Eccleshare Amendment, “After-Tax Value” means the applicable portion of the retention bonus payment net of any and all taxes and social security contributions, determined taking into account any tax benefit available in respect of such repayment.

Scott R. Wells

Effective March 3, 2015, CCOH entered into an employment agreement (the “Wells Employment Agreement”) with Mr. Wells. The Wells Employment Agreement has an initial term (the “Initial Term”) that ends on March 2, 2019 and thereafter provides for automatic four-year extensions, unless either CCOH or Mr. Wells gives prior notice electing not to extend the agreement. Subject to the termination provisions described below, Mr. Wells will receive a base salary from CCOH at a rate no less than $750,000 per year, which shall be increased at CCOH’s discretion. Mr. Wells will also have the opportunity to earn an annual performance bonus (the “Performance Bonus”) from CCOH for the achievement of financial and performance criteria established by CCOH and approved in the annual budget. The target performance bonus that may be earned will be not less than 100% of Mr. Wells’ base salary amount (the “Target Bonus”). For 2017, Mr. Wells received an annual bonus of $551,396. In addition to the annual bonus, Mr. Wells is also eligible for an additional long-term incentive opportunity (the “Long-Term Incentive Amount”) from CCOH with an approximate value of $1,000,000 for each award, consistent with other comparable positions pursuant to the terms of the award agreement(s), taking into consideration demonstrated performance and potential, and subject to approval by the board of directors or the compensation committee of CCOH, as applicable. The Wells Employment Agreement also entitles Mr. Wells to participate in all employee welfare benefit plans in which other similarly situated employees of CCOH may participate. CCOH will reimburse Mr. Wells for the attorneys’ fees incurred by Mr. Wells in connection with the negotiation of the Wells Employment Agreement and ancillary documents, up to a maximum reimbursement of $25,000 in the aggregate. The Wells Employment Agreement also contains a customary confidentiality provision that survives Mr. Wells’ termination of employment, as well as customary non-competition and non-solicitation provisions that apply during employment and for the 12-month period thereafter.

If Mr. Wells’ employment with CCOH is terminated by CCOH without Cause (as defined in the Wells Employment Agreement), if Mr. Wells terminates his employment for Good Reason (as defined in the Wells Employment Agreement) or if Mr. Wells’ employment is terminated following CCOH’s notice of non-renewal, CCOH shall pay to Mr. Wells: (i) Mr. Wells’ accrued and unpaid base salary; (ii) any earned but unpaid prior year bonus, if any, through the date of termination; (iii) any unreimbursed business expenses; and (iv) any payments to which he may be entitled under any applicable employee benefit plan according to the terms of such plans and policies (collectively, the “Accrued Obligations”). In addition, if Mr. Wells has signed and returned (and has not revoked) a general release of claims in a form satisfactory to CCOH by the thirtieth (30th) day following the date of his termination, CCOH will: (i) pay to Mr. Wells, in periodic payments over a period of 18 months following such date of termination in accordance with ordinary payroll practices and deductions in effect on the date of termination, Mr. Wells’ base salary; (ii) pay Mr. Wells in a lump sum an amount equal to the COBRA premium payments Mr. Wells would be required to pay for continuation of healthcare coverage during the 12-month period following the date of Mr. Wells’ termination (less the amount that Mr. Wells would have had to pay for such coverage as an active employee); (iii) pay to Mr. Wells a prorated bonus, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year; (iv) pay to Mr. Wells a separation bonus in an amount equal to the Target Bonus to which Mr. Wells would be entitled for the year in which Mr. Wells’ employment terminates; and (v) any unvested Time Vesting Options (as defined below) scheduled to vest within the twelve (12) month period following the date of termination will vest in full on the date of termination and any unvested Performance Vesting Options (as defined below) will remain eligible to vest for the three (3) month period following the date of termination.

If Mr. Wells’ employment with CCOH is terminated due to Mr. Wells’ death or disability or Mr. Wells elects not to renew his employment, CCOH will pay to Mr. Wells or to his designee or estate the Accrued Obligations.

As provided in the Wells Employment Agreement, the compensation committee of the board of directors of CCOH approved an award by CCOH, effective as of March 3, 2015, of options to purchase shares of CCOH’s Class A common stock having a value equal to $1,500,000 as of the award date (based on the Black-Scholes valuation method). Fifty percent of the award has performance-based vesting (the “Performance Vesting Options”) and fifty percent of the award vests over time (the “Time Vesting Options”). The Time Vesting Options will vest in equal amounts on the first, second, third and fourth anniversaries of the effective date, so long as Mr. Wells remains employed on the vesting date (except as previously set forth in the event of a termination by CCOH without Cause (as defined in the Wells Employment Agreement), if Mr. Wells terminates his employment for Good Reason (as defined in the Wells Employment Agreement) or if Mr. Wells’ employment is terminated following CCOH’s notice of non-renewal). The Performance Vesting Options will vest on the date that CCOA achieves certain financial and performance criteria, so long as Mr. Wells remains employed on the vesting date (except as previously set forth in the event of a termination by CCOH without Cause (as defined in the Wells Employment Agreement), if Mr. Wells terminates his employment for Good Reason (as defined in the Wells Employment Agreement) or if Mr. Wells’ employment is terminated following CCOH’s notice of non-renewal).

Robert H. Walls, Jr.

Effective January 1, 2010, Robert H. Walls, Jr. entered into an employment agreement with iHMMS. Pursuant to his agreement, Mr. Walls will serve as Executive Vice President, General Counsel and Secretary until his agreement is terminated by either party as permitted in the agreement.

Under his agreement, Mr. Walls receives compensation consisting of a base salary, incentive awards and other benefits and perquisites. Mr. Walls’ annual base salary initially was set at $550,000, with eligibility for additional annual raises commensurate with company policy. Mr. Walls’ current annual base salary is $750,000. No later than March 15 of each calendar year, Mr. Walls is eligible to receive a performance bonus. For 2017, Mr. Walls’ target bonus was set at $900,000, with 50% based on the achievement of a Company-wide OIBDAN of $1.969 billion and 50% based on the achievement of the other qualitative performance objectives. For purposes of his agreement, (1) EBITDA-based means performance criteria selected by the Board with respect to the annual bonus and with target performance determined on the same basis as determined for other similarly situated employees of iHMMS and its affiliates and (2) MBO-based means the subjective performance criteria agreed to on an annual basis between the Chief Executive Officer and Mr. Walls at about the same time as established for other similarly situated employees. For 2012 and thereafter, Mr. Walls’ target bonus will be no less than his base salary for the year to which the bonus relates and the criteria will be set by management in consultation with Mr. Walls. For 2017, Mr. Walls received an annual bonus of $792,500, which included an additional bonus in respect of 2017 performance of $365,000. See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.” He is entitled to participate in all employee benefit plans and perquisites in which other similarly situated employees may participate.

Additionally, pursuant to his employment agreement, on December 31, 2010, Mr. Walls was granted a stock option to purchase 100,000 shares of iHeartMedia’s Class A common stock, which Mr. Walls exchanged for shares of restricted stock in 2012.

Under the employment agreement, Mr. Walls is required to protect the secrecy of confidential information of iHMMS and its affiliates and to assign certain intellectual property rights. He also is prohibited by the agreement from engaging in certain activities that compete with iHMMS and its affiliates during employment and for 12 months after his employment terminates, and he is prohibited from soliciting employees for employment during employment and for 12 months after termination of employment. iHMMS agreed to defend and indemnify Mr. Walls for acts committed in the course and scope of his employment.

November 10, 2017 Amendment to Employment Agreement. On November 10, 2017, iHeartMedia and Mr. Walls entered into an amendment to Mr. Walls’ employment agreement, pursuant to which Mr. Walls agreed to continue his employment with the Company through June 30, 2018 (the “Completion Date”). Mr. Walls will continue performing his duties and responsibilities and to cooperate in transitioning his duties and responsibilities to other employees of iHeartMedia. Effective on the Completion Date, Mr. Walls’ employment agreement with the Company will automatically terminate, and if Mr. Walls’ employment also terminates, such termination will be considered to be a voluntary termination of employment without “Good Cause” for purposes of his such that Mr. Walls will not be eligible for severance or termination pay.

Mr. Walls received a completion bonus in the amount of $2,325,000; provided, that if Mr. Walls’ employment with iHeartMedia is terminated before the Completion Date by iHeartMedia for “Cause” or by Mr. Walls for any reason, Mr. Walls will be required to repay the after-tax value of such bonus to iHeartMedia within 10 days of such termination. If Mr. Walls is terminated by iHeartMedia without “Cause” or Mr. Walls terminates for “Good Cause,” in each case, before the Completion Date, Mr. Walls will be entitled to the following payments: (i) any portion of his 2017 annual bonus to the extent that it is earned and unpaid as of the date of termination, and (ii) his base salary through the Completion Date.

GRANTS OF PLAN-BASED AWARDS

Stock Incentive Plans

2015 Long-Term Incentive Plan. iHeartMedia grants equity incentive awards to named executive officers and other eligible participants under the iHeartMedia LTIP. The iHeartMedia LTIP is intended to advance the interests of iHeartMedia and its affiliates by providing for the grant of stock-based and other incentive awards to the key employees and directors of, and consultants and advisors to, iHeartMedia or its affiliates who are in a position to make a significant contribution to the success of iHeartMedia and its affiliates.

The iHeartMedia LTIP allows for the issuance of restricted stock, restricted stock units, incentive and non-statutory stock options, cash awards and stock appreciation rights to eligible participants, who include the key employees of iHeartMedia and its subsidiaries in the case of incentive stock options, and the key employees and directors of, and consultants and advisors to, iHeartMedia or any of its affiliates in the case of other awards.

The iHeartMedia LTIP is administered by the Board. The Board determines which eligible persons receive an award and the types of awards to be granted as well as the amounts, terms and conditions of each award including, if relevant, the exercise price, the form of payment of the exercise price, the number of shares, cash or other consideration subject to the award and the vesting schedule. These terms and conditions will be set forth in the award agreement furnished to each participant at the time an award is granted to him or her under the iHeartMedia LTIP. The Board also makes other determinations and interpretations necessary to carry out the purposes of the iHeartMedia LTIP. For a description of the treatment of awards upon a participant’s termination of employment or change in control, see “—Potential Post-Employment Payments.”

Certain key participants who receive equity awards under the iHeartMedia LTIP are subject to additional restrictions on their ability to transfer the shares they receive pursuant to awards granted under the iHeartMedia LTIP. In addition, all participants in the iHeartMedia LTIP would be required to enter into a “lock up” or similar agreement with respect to the shares they receive pursuant to awards granted under the iHeartMedia LTIP in connection with a public offering of iHeartMedia’s shares on terms and conditions requested by iHeartMedia or its underwriters.

CCOH Stock Incentive Plans. CCOH grants equity incentive awards to named executive officers in our outdoor businesses and other eligible participants under the 2012 Amended and Restated Stock Incentive Plan and, prior to obtaining stockholder approval of the 2012 Stock Incentive Plan on May 18, 2012, the 2005 Stock Incentive Plan (collectively, the “CCOH Stock Incentive Plan”). The CCOH Stock Incentive Plan is intended to facilitate the ability of CCOH to attract, motivate and retain employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities.

The CCOH Stock Incentive Plan allows for the issuance of restricted stock, restricted stock units, incentive and non-statutory stock options, stock appreciation rights, director shares, deferred stock rights and other types of stock-based and/or performance-based awards to any present or future director, officer, employee, consultant or advisor of or to CCOH or its subsidiaries.

The CCOH Stock Incentive Plan is administered by CCOH’s Compensation Committee, except that the entire CCOH Board has sole authority for granting and administering awards to CCOH’s non-employee directors. The CCOH Compensation Committee determines which eligible persons receive an award and the types of awards to be granted as well as the amounts, terms and conditions of each award including, if relevant, the exercise price, the form of payment of the exercise price, the number of shares, cash or other consideration subject to the award and the vesting schedule. These terms and conditions will be set forth in the award agreement furnished to each participant at the time an award is granted to him or her under the CCOH Stock Incentive Plan. The CCOH Compensation Committee also makes other determinations and interpretations necessary to carry out the purposes of the CCOH Stock Incentive Plan. For a description of the treatment of awards upon a participant’s termination of employment or change in control, see “—Potential Post-Employment Payments.”

Cash Incentive Plans

As discussed above, iHeartMedia historically has provided awards to Messrs. Pittman, Bressler and Walls under the iHeartMedia Executive Incentive Plan and CCOH has provided awards to Mr. Eccleshare and Mr. Wells under the CCOH Executive Incentive Plan. In addition, Messrs. Pittman, Bressler and Eccleshare received additional bonus opportunities under the iHeartMedia SIP and CCOH SIP, as applicable, with respect to performance in 2017. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus” for a more detailed description of the iHeartMedia Executive Incentive Plan, the CCOH Executive Incentive Plan and the grant of awards to the named executive officers thereunder, and “Compensation Discussion and Analysis—Supplemental Incentive Plan” for a more detailed description of the additional bonus opportunities under the iHeartMedia SIP and CCOH SIP, as applicable, available to Messrs. Pittman, Bressler and Eccleshare.

The following table sets forth certain information concerning plan-based awards granted to the named executive officers during the year ended December 31, 2017.

Grants of Plan-Based Awards During 2017

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(a) ($)
		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max. (#)
Robert W. Pittman	N/A(b)	—	1,800,000	3,600,000	—	—	—	—	—	—	—
	N/A(b)	—	500,000	500,000	—	—	—	—	—	—	—
	N/A(b)	—	7,000,000	7,000,000	—	—	—	—	—	—	—
Richard J. Bressler	N/A(b)	—	1,800,000	3,600,000	—	—	—	—	—	—	—
	N/A(b)	—	500,000	500,000	—	—	—	—	—	—	—
	N/A(b)	—	3,000,000	3,000,000
C. William Eccleshare	N/A(b)	—	1,000,000	2,000,000	—	—	—	—	—	—	—
	N/A(b)	—	300,000	300,000	—	—	—	—	—	—	—
	2/24/17(c)		—	—	—	—	—	23,421	—	—	108,908
	6/30/17(d)		—	—	—	—	—	70,588	—	—	342,352
Scott R. Wells.	N/A(b)	—	750,000	1,500,000	—	—	—	—	—	—	—
	6/28/17		—	—	—	—	—	88,235	—	—	419,116
	9/7/17		—	—	—	—	—	208,333	—	—	843,749
			—	—	—	—	—
Robert H. Walls, Jr.	N/A(b)	—	900,000	1,800,000	—	—	—	—	—	—	—

(a)	The amounts in the table reflect the full grant date fair value of time-vesting restricted stock awards computed in accordance with the requirements of ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For assumptions made in the valuation, see footnote (b) to the Summary Compensation Table above and Note 10-Shareholders’ Interest in Item 8 of the Original 2017 Form 10-K.
(b)

Each of Messrs. Pittman, Bressler and Walls was granted a cash incentive award by iHeartMedia under the iHeartMedia Executive Incentive Plan based on the achievement of pre-established performance goals. Each of Messrs. Eccleshare and Wells were granted a cash incentive award by CCOH under the CCOH Annual Incentive Plan based on the achievement of pre-established performance goals. In addition, each of Messrs. Pittman, Bressler and Eccleshare were eligible to participate in a SIP bonus opportunity with respect to iHeartMedia’s 2017 performance in the case of Messrs. Pittman and Bressler and CCOH’s 2017 performance in the case of Mr. Eccleshare. For 2017, each of Messrs. Pittman and Bressler had the opportunity to earn up to $500,000 from iHeartMedia under the iHeartMedia SIP bonus opportunity and earned the full $500,000 based on 2017 performance, which was paid by iHeartMedia in February 2018 and contains a clawback prevision which requires them to repay the after-tax value of the bonus if termination events occur prior to January 1, 2020. Mr. Eccleshare had the opportunity to earn up to $300,000 from CCOH under his CCOH SIP bonus opportunity and earned the full $300,000 based on 2017 performance, of which $100,000 was paid at the end of February 2018 and is included under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table, and the remaining $200,000 of which will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments are paid generally in 2019 and 2020 if Mr. Eccleshare remains employed at that time. In addition, Messrs. Pittman and Bressler had the opportunity to earn up to $7,000,000 and $3,000,000, respectively, under the 2017 KEIP and each of Messrs. Pittman and Bressler earned the full $7,000,000 and $3,000,000, respectively, based on quarterly goals for 2017 and are included under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. For further discussion of the 2017 cash incentive awards, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

(c)	On February 24, 2017, Mr. Eccleshare, in lieu of dividends, received a grant of 2,702 shares of Clear Channel Outdoor’s Class A common stock which was immediately vested. He also received a restricted stock unit award with respect to 20,719 shares of Clear Channel Outdoor’s Class A common stock under the Amended and Restated 2012 Stock Incentive Plan. The restricted stock units vested with respect to 16,528 of the shares on March 1, 2017. The remaining shares will vest with respect to 2,095 shares on September 21, 2019 and 2,096 shares on September 21, 2020.
(d)	On June 30, 2017, Mr. Eccleshare was granted a restricted stock unit award with respect to 70,588 shares of Clear Channel Outdoor’s Class A common stock under the Amended and Restated 2012 Stock Incentive Plan. All of the restricted stock units will vest on June 28, 2019.
(e)	On June 28, 2017, Mr. Wells was granted a restricted stock award with respect to 88,235 shares of Clear Channel Outdoor’s Class A common stock under the Amended and Restated 2012 Stock Incentive Plan. All of the restricted stock units will vest on June 28, 2019.
(f)	On September 7, 2017, Mr. Wells was granted a restricted stock award with respect to 208,333 shares of Clear Channel Outdoor’s Class A common stock under the Amended and Restated 2012 Stock Incentive Plan. The restricted stock will vest 50% on September 7, 2020 and 50% on September 7, 2021.

For further discussion of the equity awards, see “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding equity awards of the named executive officers at December 31, 2017.

In connection with the payment of a special cash dividend of $0.7797 per share on February 23, 2017 to CCOH’s stockholders of record as of February 20, 2017, CCOH adjusted the exercise price of options outstanding under the CCOH 2012 Amended and Restated Stock Incentive Plan and the CCOH 2005 Stock Incentive Plan as of February 24, 2017 downward by $0.7797. All other terms and conditions governing each such option remained unchanged. The table below reflects the terms of each option outstanding at December 31, 2017 and, accordingly, reflects such adjustments. In addition, CCOH issued additional restricted stock units to holders of restricted stock units in lieu of the special dividends that were paid to stockholders. The additional restricted stock units vest based on time according to the original vesting schedules of the underlying restricted stock unit awards. Mr. Eccleshare’s additional restricted stock units are included in the table below.

Outstanding Equity Awards at December 31, 2017

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options						Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(a) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(a) ($)
Name	(#) Exercisable		(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert W. Pittman	630,000	(b)	—		36.00	10/02/21	—		—	—		—
	—		—		—	—			—	100,000	(c)	50,000
	—		—		—	—	50,000	(d)	25,000	250,000	(d)	125,000
	—		—		—	—	28,967	(e)	133,248	—		—
Richard J. Bressler	—		—		—	—	50,000	(f)	25,000	660,000	(f)	330,000
	—		—		—	—	10,863	(g)	49,970	—
C. William Eccleshare	164,907	(h)	—		1.17	09/10/19	—		—	—		—
	22,500	(i)	—		1.16	02/24/20	—		—	—		—
	63,583	(j)	—		1.43	09/10/20	—		—	—		—
	15,360	(k)	—		4.78	12/13/20	—		—	—		—
	90,000	(l)	—		6.09	02/21/21	—		—	—		—
	90,000	(m)	—		5.02	03/26/22	—		—	—		—
	—		—		—	—	25,000	(n)	115,000	—		—
	—		—		—	—	4,191	(o)	19,279	—		—
	—		—		—	—	70,588	(p)	324,705	—		—
Scott R. Wells	84,650	(q)	253,950	(q)	6.85	03/03/25	—		—	—		—
	18,882	(r)	18,882	(r)	7.71	06/15/25	—		—	—		—
	6,413	(s)	19,241	(s)	5.69	06/03/26	—		—	—		—
	—		—		—	—	45,830	(t)	210,818	—		—
	—		—		—	—	82,236	(u)	378,286	—		—
	—		—		—	—	88,235	(v)	405,881	—		—
	—		—		—	—	208,333	(w)	958,332	—		—
Robert H. Walls, Jr	—		—		—	—	—		—	30,000	(x)	15,000

(a)	For equity awards with respect to the Class A common stock of iHeartMedia, this value is based upon the closing sale price of iHeartMedia’s Class A common stock on December 29, 2017 of $0.50. For equity awards with respect to the Class A common stock of CCOH, this value is based upon the closing sale price of CCOH’s Class A common stock on December 29, 2017 of $4.60.
(b)	Mr. Pittman’s grant of options to purchase 166,000 shares of iHeartMedia’s Class A common stock vested on each of October 2, 2012 and October 2, 2013. However, in connection with his amended and restated employment agreement, iHeartMedia and Mr. Pittman amended this stock option on January 13, 2014 to terminate and forfeit 200,000 of the options. The termination and forfeiture applied ratably such that, as of December 31, 2017, all 630,000 of the options were vested.
(c)	Mr. Pittman’s unvested restricted stock award representing 100,000 shares of iHeartMedia’s Class A common stock will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.
(d)	Mr. Pittman’s unvested restricted stock award representing 300,000 shares of iHeartMedia’s Class A common stock vests as follows: (1) 50,000 shares of the award are time-vesting, and will vest on December 31, 2018; and (2) 250,000 shares of the award will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.
(e)	Mr. Pittman’s restricted stock award representing 85,197 shares of CCOH’s Class A common stock vested 28,115 shares on February 12, 2016. 28,115 shares on February 12, 2017, and 28,967 shares on February 12, 2018.
(f)	Mr. Bressler’s unvested restricted stock award representing 710,000 shares of iHeartMedia’s Class A common stock vests as follows: (1) 50,000 shares of the award vesting on July 29, 2018; (2) 360,000 shares of the award will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns; and (3) 300,000 shares of the award will vest on a pro rata basis (using straight line linear interpolation) only if the Sponsors receive between 200% and 278% return on their investment in iHeartMedia in the form of cash returns.
(g)	Mr. Bressler’s restricted stock award representing 31,948 shares of CCOH’s Class A common stock vested 10,542 shares on February 12, 2016, 10,543 shares on February 12, 2017 and 10,863 shares on February 12, 2018.
(h)	Mr. Eccleshare’s grant of options to purchase 202,813 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 48,062 shares vested on September 10, 2010; (2) options with respect to 74,736 shares vested on September 10, 2011; (3) options with respect to 40,006 shares vested on September 10, 2012; and (4) options with respect to 40,009 shares vested on September 10, 2013.
(i)	Mr. Eccleshare’s grant of options to purchase 62,094 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 15,523 shares vested on February 24, 2011; (2) options with respect to 15,524 shares vested on February 24, 2012; (3) options with respect to 15,523 shares vested on February 24, 2013; and (4) options with respect to 15,524 shares vested on February 24, 2014.
(j)	Mr. Eccleshare’s grant of options to purchase 63,583 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 15,895 shares vested on September 10, 2011; (2) options with respect to 15,896 shares vested on September 10, 2012; (3) options with respect to 15,895 shares vested on September 10, 2013; and (4) options with respect to 15,897 shares vested on September 10, 2014.
(k)	Mr. Eccleshare’s grant of options to purchase 15,360 shares of CCOH’s Class A common stock vested in three equal annual installments beginning on September 10, 2011.
(l)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on February 21, 2012.
(m)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on March 26, 2013.
(n)	Mr. Eccleshare’s unvested restricted stock unit award representing 25,000 shares of CCOH’s Class A common stock vests 50% on September 21, 2019 and 50% on September 21, 2020.
(o)	Mr. Eccleshare’s unvested restricted stock unit award representing 4,191 shares of CCOH’s Class A common stock will vest 50% on September 21, 2019 and 50% on September 21, 2020.
(p)	Mr. Eccleshare’s unvested restricted stock unit award with respect to 70,588 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Eccleshare is still employed by or provided services to CCOH on such date.
(q)	Mr. Wells’ grant of options to purchase 338,600 shares of CCOH’s Class A common stock vest as follows: (1) 169,300 of the shares of the award are time-vesting, with 25% vesting annually beginning March 3, 2016; and (2) 169,300 shares of the award will vest upon achievement of OIBDAN targets to be specified by the Board.

(r)	Mr. Wells’ grant of options to purchase 37,764 shares of CCOH’s Class A common stock vest in four equal installments beginning June 15, 2016.
(s)	Mr. Wells’ grant of options to purchase 25,654 shares of CCOH’s Class A common stock vest in four equal installments beginning June 3, 2017.
(t)	Mr. Wells’ unvested restricted stock award representing 45,830 shares of CCOH’s Class A common stock vests 50% on June 15, 2018 and 50% on June 15, 2019.
(u)	Mr. Wells’ unvested restricted stock award representing 82,236 shares of CCOH’s Class A common stock vests 50% on June 3, 2019 and 50% on June 3, 2020.
(v)	Mr. Wells’ unvested restricted stock award representing 88,235 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Wells is employed by or providing services to Clear Channel Outdoor on such date.
(w)	Mr. Wells’ unvested restricted stock award representing 208,333 shares of CCOH’s Class A common stock will vest 50% on September 7, 2020 and 50% on September 7, 2021.
(x)	Mr. Walls’ unvested restricted stock award representing 30,000 shares of iHeartMedia’s Class A common stock will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information concerning option exercises by and stock vesting for the named executive officers during the year ended December 31, 2017.

Option Exercises and Stock Vested During 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(a) (#)	Value Realized on Vesting(b) ($)
Robert W. Pittman	—	—	263,985	855,766
Richard J. Bressler	—	—	196,413	827,978
C. William Eccleshare	—	—	117,807	582,334
Scott R. Wells	—	—	—	—
Robert H. Walls, Jr	—	—	6,000	8,160

(a)	Represents the gross number of shares acquired on vesting of iHeartMedia restricted stock by Messrs. Pittman, Bressler and Walls and the gross number of shares acquired on vesting of CCOH restricted stock units by Messrs. Pittman, Bressler and Eccleshare, without taking into account any shares withheld to satisfy applicable tax obligations.
(b)	Represents the value of the vested restricted stock or restricted stock units, as applicable, calculated by multiplying (1) the number of vested shares of restricted stock or the number of vested restricted stock units, as applicable, by (2) the closing price on the vesting date or, if the vesting date is not a trading day, the previous trading day.

PENSION BENEFITS

iHeartMedia, iHeartCommunications and CCOH do not sponsor any pension plans in which the named executive officers participate.

NONQUALIFIED DEFERRED COMPENSATION PLANS

iHeartMedia historically has offered a nonqualified deferred compensation plan for a select group of management or highly compensated employees, but none of our named executive officers participates in such plan.

POTENTIAL POST-EMPLOYMENT PAYMENTS

The following narrative and table describe the potential payments or benefits upon termination, change in control or other post-employment scenarios for each of our named executive officers, using an assumed December 31, 2017 trigger event for each scenario.

Robert W. Pittman

Termination by iHeartMedia for Cause, by Mr. Pittman without Good Cause or Upon Non-Renewal of the Agreement by Mr. Pittman. Robert W. Pittman’s employment agreement provides for the following payments and benefits upon termination by us for “Cause,” by Mr. Pittman without “Good Cause” or due to the non-renewal of the agreement by Mr. Pittman.

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Pittman constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Pittman of his duties under the agreement (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days after written notice; (3) Mr. Pittman’s refusal or failure to follow lawful directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days after written notice; (4) a criminal conviction of, or plea of nolo contendere by, Mr. Pittman for a felony or material violation of any securities law including, without limitation, a conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach of the agreement by Mr. Pittman; or (6) a material violation by Mr. Pittman of iHeartMedia’s employment policies regarding harassment. In the case of (1), (3), (5) or (6), those acts will not constitute Cause unless Mr. Pittman has been given written notice specifying the conduct qualifying for Cause and Mr. Pittman fails to cure within 15 business days after receipt of the notice.

The term “Good Cause” includes, subject to certain exceptions: (1) a repeated willful failure by iHeartMedia to comply with a material term of the agreement after written notice by Mr. Pittman specifying the alleged failure; (2) a substantial and adverse change in Mr. Pittman’s position, material duties, responsibilities or authority; or (3) a material reduction in Mr. Pittman’s base salary, performance bonus opportunity or additional bonus opportunity. To terminate for Good Cause, Mr. Pittman must provide iHeartMedia with 30 days’ notice, after which iHeartMedia has 15 days to cure.

If iHeartMedia terminates Mr. Pittman’s employment for Cause, iHeartMedia will pay Mr. Pittman a lump sum cash payment equal to Mr. Pittman’s accrued and unpaid base salary through the date of termination and any payments to which he may be entitled under applicable employee benefit plans (“Accrued Amounts”). If Mr. Pittman terminates his employment without Good Cause or elects not to renew his employment agreement, iHeartMedia will pay Mr. Pittman a lump sum cash payment equal to his Accrued Amounts and any earned but unpaid annual bonus with respect to a previous year (“Earned Prior Year Annual Bonus”).

Termination by iHeartMedia without Cause, by Mr. Pittman for Good Cause, Upon Non-Renewal of the Agreement by iHeartMedia or Upon Change in Control. If iHeartMedia terminates Mr. Pittman’s employment without Cause, if Mr. Pittman terminates his employment for Good Cause or if iHeartMedia gives Mr. Pittman a notice of non-renewal, Mr. Pittman will receive a lump-sum cash payment equal to his Accrued Amounts and any Earned Prior Year Annual Bonus. In addition, provided he signs and returns a release of claims in the time period required, iHeartMedia will: (1) pay Mr. Pittman, over a period of two years, an amount equal to two times the sum of his base salary and target bonus; (2) reimburse Mr. Pittman for all COBRA premium payments paid by Mr. Pittman for continuation of healthcare coverage during the 18-month period following the date of Mr. Pittman’s termination; and (3) pay Mr. Pittman a prorated annual bonus with respect to the days he was employed in the year that includes the termination, calculated as if he had remained employed through the normal payment date (“Prorated Annual Bonus”). Mr. Pittman’s employment agreement does not provide for payments or benefits upon a change in control. Accordingly, if he is terminated without Cause after a change in control, Mr. Pittman will be entitled to the benefits described for a termination without Cause.

Termination due to Death or Disability. If Mr. Pittman is unable to perform his duties under the agreement on a full-time basis for more than 180 days in any 12-month period, iHeartMedia may terminate his employment. If Mr. Pittman’s employment is terminated due to death or disability, iHeartMedia will pay to Mr. Pittman or his designee or estate: (1) a lump sum cash payment equal to his Accrued Amounts; (2) any Earned Prior Year Annual Bonus; and (3) a Prorated Annual Bonus. If a release of claims is signed and returned in the time period required, iHeartMedia will reimburse Mr. Pittman or his estate for all COBRA premium payments paid by Mr. Pittman or his estate for continuation of healthcare coverage during the 18-month period following Mr. Pittman’s date of termination.

Impact of Termination on October 2, 2011 and October 15, 2012 Equity Awards. Except as described below, upon termination of Mr. Pittman’s employment, all of his outstanding and unvested iHeartMedia stock options granted on October 2, 2011 and restricted stock granted on October 15, 2012 will be cancelled. If Mr. Pittman’s employment is terminated by iHeartMedia without Cause or by Mr. Pittman for Good Cause within 12 months after a change of control of iHeartMedia where the Sponsors do not receive cash as a direct result of such transaction in an amount equal to at least 75% of their equity interest in iHeartMedia immediately prior to the transaction, his unvested options will vest and become immediately exercisable. If Mr. Pittman’s employment is terminated by iHeartMedia without Cause or by Mr. Pittman for Good Cause (in circumstances other than as described in the previous sentence), the portion of his unvested options that would have vested within 12 months after the date of termination will vest on the date of termination and become immediately exercisable. Upon termination of his employment due to death or disability, Mr. Pittman’s vested stock options will continue to be exercisable for the shorter of one year or the remaining 10-year term of the options. In the case of any termination of employment for a reason other than death or disability, Mr. Pittman’s vested stock options will continue to be exercisable for the shorter of six months or the remaining 10-year term of the options. If both of the following conditions occur during the six-month period after termination of Mr. Pittman’s employment, the period in which to exercise a vested option will be extended by an additional six months (in no event beyond the 10-year term of the options): (1) the average closing value of the Dow Jones Industrial Average for the 10 consecutive trading days immediately prior to the date the options would otherwise expire pursuant to the previous two sentences (the “Exercise Measurement Period”) is at least 20% less than for the 10 consecutive trading days ending on the date Mr. Pittman’s employment terminated (the “Base Measurement Period”) and (2) the average closing price of the Class A common stock as reported on the principle exchange on which it is listed for trading during the Exercise Measurement Period is at least 25% less than the average closing price of the Class A common stock reported on such exchange for the Base Measurement Period. If Mr. Pittman’s employment is terminated by iHeartMedia without Cause within 12 months after a change of control, his time-vesting iHeartMedia restricted stock granted on October 15, 2012 will vest.

On January 13, 2014, Mr. Pittman and iHeartMedia amended and restated Mr. Pittman’s employment agreement, providing certain additional benefits to Mr. Pittman, as described below.

Impact of Termination on Equity Awards Granted on January 13, 2014. In connection with Mr. Pittman’s amended and restated employment agreement, he was granted awards of restricted stock by iHeartMedia and CCOH on January 13, 2014.

The iHeartMedia restricted stock award granted on January 13, 2014 is divided into the Tranche 1 Shares and the Tranche 2 Shares. The Tranche 1 Shares will: (1) continue to vest in accordance with the terms of the award agreement upon a Change in Control (as defined in the award agreement); (2) vest with respect to 50,000 shares in the event Mr. Pittman’s employment is terminated by iHeartMedia without Cause, because iHeartMedia does not renew his employment agreement or because of Mr. Pittman’s death or disability (each, a “Good Leaver Termination”); and (3) vest with respect to 100% of any unvested shares if a Good Leaver Termination occurs within 90 days of a Change in Control. The Tranche 2 Shares will: (1) in the case of a Good Leaver Termination, be subject to continued vesting for the six-month period following such termination in accordance with the Qualifying Return to Investor metrics set forth in the award agreement; (2) in the case of a Standalone CIC (defined as a Change in Control that the Board determines is not effected by an entity with material operating assets and after which the business and assets of iHeartMedia continue on a standalone basis materially consistent with immediately prior to the Change in Control), be converted to a dollar vesting schedule such that the Tranche 2 Shares will vest, if at all, at 100% on the date that the Fair Market Value (as defined in the award agreement) of one share of iHeartMedia’s Class A common stock reaches $36; (3) in the case of a Good Leaver Termination that occurs during the 18-month period following a Standalone CIC, vest as to 75% of any unvested Tranche 2 Shares if such Standalone CIC takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Tranche 2 Shares if such Standalone CIC takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Tranche 2 if such Standalone CIC takes place on or after the second anniversary of the grant date but prior to the fifth anniversary of the grant date; and (4) in the case of a Change of Control that is not a Standalone CIC, vest as to 75% of any unvested Tranche 2 Shares if such Change in Control takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Tranche 2 Shares if such Change in Control takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Tranche 2 Shares if such Change in Control takes place on or after the second anniversary of the grant date but prior to the third anniversary of the grant date. Any unvested shares that do not vest as described above will terminate on the date his employment terminates.

With respect to the CCOH restricted stock, in the event that Mr. Pittman’s employment with iHeartMedia and its subsidiaries is terminated by iHeartMedia for a reason other than Cause or by Mr. Pittman for Good Cause, 50% of any shares of CCOH restricted stock that would otherwise vest within 12 months after such termination will remain outstanding and vest on the date such shares would otherwise have vested, except that if such termination occurs during the 90-day period prior to or the 12-month period following a Change in Control (as defined in the award agreement), 100% of any unvested CCOH restricted stock will vest upon the consummation of such Change in Control (or on the termination date in the case of a termination following a Change in Control). If Mr. Pittman ceases to be Executive Chairman of the Board of CCOH but continues to be employed by iHeartMedia, all unvested shares of CCOH restricted stock outstanding as of such termination will be converted into a number of shares of restricted stock of iHeartMedia having an aggregate Fair Market Value (as defined in iHeartMedia’s Stock Incentive Plan) equal to the aggregate Fair Market Value of such unvested shares, in each case, as of the date of such termination, with such iHeartMedia restricted stock vesting on the terms and conditions as are set forth in the CCOH award agreement (substituting iHeartMedia for CCOH). In the event of Mr. Pittman’s termination of employment or service from iHeartMedia for any other reason, then all unvested shares of CCOH restricted stock will be immediately forfeited.

Gross-Up Provisions under Mr. Pittman’s January 13, 2014 Amended and Restated Employment Agreement. Mr. Pittman’s amended and restated employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any Company Payments received by Mr. Pittman are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are applicable and

Mr. Pittman declines to submit such excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Pittman an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Pittman will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on the gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in Mr. Pittman’s employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

In the event that Mr. Pittman’s employment is terminated due to his death, disability or retirement, iHeartMedia will pay him a lump sum amount equal to any taxes paid by Mr. Pittman in accordance with Section 83(b) of the Code with respect to the iHeartMedia restricted stock awarded on January 13, 2014 that, at the time of such death, disability or retirement, remains unvested. For purposes of Mr. Pittman’s employment agreement, retirement is deemed to occur if, for the 12-month period following Mr. Pittman’s termination by reason of non-renewal of the employment agreement by either party (excluding termination by iHeartMedia for Cause or due to disability) or by Mr. Pittman without Good Cause, Mr. Pittman does not commence employment with or provide significant services as an advisor or consultant to iHeartMedia or any unaffiliated companies.

Richard J. Bressler

Termination by iHeartMedia for Cause, by Mr. Bressler without Good Cause or Upon Non-Renewal of the Agreement by Mr. Bressler. Richard J. Bressler’s employment agreement provides for the following payments and benefits upon termination by us for “Cause,” by Mr. Bressler without “Good Cause” or due to the non-renewal of the agreement by Mr. Bressler.

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Bressler constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Bressler of his duties under the agreement (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days after written notice; (3) Mr. Bressler’s refusal or failure to follow lawful directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days after written notice; (4) a criminal conviction of, or plea of nolo contendere by, Mr. Bressler for a felony or material violation of any securities law including, without limitation, a conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach of the agreement by Mr. Bressler; or (6) a material violation by Mr. Bressler of iHeartMedia’s employment policies regarding harassment. In the case of (1), (3), (5) or (6), those acts will not constitute Cause unless Mr. Bressler has been given written notice specifying the conduct qualifying for Cause and Mr. Bressler fails to cure within 15 business days after receipt of the notice.

The term “Good Cause” includes, subject to certain exceptions: (1) a repeated willful failure by iHeartMedia to comply with a material term of the agreement after written notice by Mr. Bressler specifying the alleged failure; (2) a substantial and adverse change in Mr. Bressler’s position, material duties, responsibilities or authority; or (3) a material reduction in Mr. Bressler’s base salary, performance bonus opportunity or additional bonus opportunity. The removal of Mr. Bressler from the position of Chief Financial Officer of CCOH will not constitute Good Cause. To terminate for Good Cause, Mr. Bressler must provide iHeartMedia with 30 days notice, after which iHeartMedia has 30 days to cure.

If iHeartMedia terminates Mr. Bressler’s employment for Cause, iHeartMedia will pay Mr. Bressler a lump sum cash payment equal to Mr. Bressler’s Accrued Amounts. If Mr. Bressler terminates his employment without Good Cause or elects not to renew his employment agreement, iHeartMedia will pay Mr. Bressler a lump sum cash payment equal to his Accrued Amounts and any earned but unpaid annual bonus and additional bonus opportunity with respect to a previous year (“Earned Prior Year Annual and Additional Bonus”).

Termination by iHeartMedia without Cause, by Mr. Bressler for Good Cause, Upon Non-Renewal of the Agreement by iHeartMedia or Upon Change in Control. If iHeartMedia terminates Mr. Bressler’s employment without Cause, if Mr. Bressler terminates his employment for Good Cause or if Mr. Bressler’s employment is terminated following iHeartMedia’s notice of non-renewal after the initial term of the employment agreement, iHeartMedia will pay to Mr. Bressler a lump sum amount equal to: (1) Mr. Bressler’s Accrued Amounts; and (2) any Earned Prior Year Annual and Additional Bonus. In addition, provided he signs and returns a release of claims in the time period required, iHeartMedia will: (1) pay to Mr. Bressler, in periodic ratable installment payments twice per month over a period of 18 months following the date of termination, an aggregate amount equal to 1.5 times the sum of Mr. Bressler’s base salary and target annual bonus; (2) reimburse Mr. Bressler for all COBRA premium payments paid by Mr. Bressler for continuation of healthcare coverage during the 18-month period following the date of Mr. Bressler’s termination; (3) pay to Mr. Bressler a Prorated Annual Bonus; and (4) pay to Mr. Bressler a prorated bonus under his iHeartMedia SIP bonus opportunity, based on actual results for such year (the “Prorated Additional Bonus”).

Termination due to Death or Disability. If Mr. Bressler is unable to perform his duties under the agreement on a full-time basis for more than 180 days in any 12 month period, iHeartMedia may terminate his employment. If Mr. Bressler’s employment is terminated due to death or disability, iHeartMedia will pay to Mr. Bressler or to his designee or estate: (1) a lump sum equal to Mr. Bressler’s Accrued Amounts; (2) any Earned Prior Year Annual and Additional Bonus; (3) Mr. Bressler’s Prorated Annual Bonus; and (4) Mr. Bressler’s Prorated Additional Bonus. If a release of claims is signed and returned in the time period required, iHeartMedia will reimburse Mr. Bressler or his estate for all COBRA premium payments paid by Mr. Bressler or his estate for continuation of healthcare coverage during the 18-month period following Mr. Bressler’s date of termination.

Gross-Up Provisions. Mr. Bressler’s employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any Company Payments received by Mr. Bressler are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are applicable and Mr. Bressler declines to submit the excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Bressler an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Bressler will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on the gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in Mr. Bressler’s employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

Impact of Termination on Equity Awards. In connection with Mr. Bressler’s employment agreement, he was granted awards of restricted stock by iHeartMedia and CCOH on July 29, 2013.

The iHeartMedia award of 910,000 restricted shares of iHeartMedia’s Class A common stock is divided into three tranches consisting of: (1) 250,000 shares (the “Bressler Tranche 1 Shares”); (2) 360,000 shares (the “Bressler Tranche 2 Shares”); and 300,000 shares (the “Bressler Tranche 3 Shares”). The Bressler Tranche 1 Shares will: (1) continue to vest in accordance with the terms of the award agreement upon a Change in Control (as defined in the award agreement); (2) vest with respect to 50,000 shares in the event of a Good Leaver Termination; and (3) vest with respect to 100% of any unvested shares if a Good Leaver Termination occurs within the 90-day period prior to a Change in Control or following a Change in Control. The Bressler Tranche 2 Shares and Bressler Tranche 3 Shares will: (1) in the case of a Good Leaver Termination, be subject to continued vesting for the six-month period following such termination in accordance with the Qualifying Return to Investor metrics set forth in the award agreement; (2) in the case of a Standalone CIC, be converted to a dollar vesting schedule such that the Bressler Tranche 2 Shares will vest, if at all, at 100% on the date that the Fair Market Value (as defined in the award agreement) of one share of iHeartMedia’s Class A common stock reaches $36, and the Bressler Tranche 3 Shares will vest, if at all, on a pro rated basis (using straight line linear interpolation) upon the achievement, if any, of a Fair Market Value of iHeartMedia Class A common stock of between $72 and $100.08; (3) in the case of a Good Leaver Termination that occurs during the 18-month period following a Standalone CIC, vest as to 75% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Standalone CIC takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Standalone CIC takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Standalone CIC takes place on or after the second anniversary of the grant date but prior to the fifth anniversary of the grant date; and (4) in the case of a Change of Control that is not a Standalone CIC, vest as to 75% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Change in Control takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Change in Control takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Change in Control takes place on or after the second anniversary of the grant date but prior to the third anniversary of the grant date. Any unvested shares that do not vest as described above will terminate on the date his employment terminates.

On July 29, 2013, CCOH granted Mr. Bressler 271,739 restricted shares of Class A common stock of CCOH. In the event of Mr. Bressler’s termination of employment or service for any reason, then, except as otherwise provided in the award agreement, all unvested shares of CCOH restricted stock will be immediately forfeited. In the event that Mr. Bressler’s employment with iHeartMedia, CCOH and its subsidiaries is terminated by iHeartMedia or CCOH for a reason other than Cause or by Mr. Bressler for Good Cause, 50% of any shares of CCOH restricted stock that would otherwise vest within 12 months after such termination will remain outstanding and vest on the date such shares would otherwise have vested, except that if such termination occurs during the 90-day period prior to or the 12-month period following a Change in Control (as defined in the award agreement), 100% of any unvested CCOH restricted stock will vest upon the consummation of such Change in Control (or on the termination date in the case of a termination following a Change in Control). If Mr. Bressler ceases to be employed by CCOH and its subsidiaries by reason of termination by CCOH with or without Cause or at the written request of iHeartMedia but continues to be employed by iHeartMedia, all unvested shares of CCOH restricted stock outstanding as of such termination will be converted into a number of shares of restricted stock of iHeartMedia having an aggregate Fair Market Value (as defined in the iHeartMedia LTIP) equal to the aggregate Fair Market Value of such unvested shares, in each case, as of the date of such termination, with such iHeartMedia restricted stock vesting on the terms and conditions as are set forth in the CCOH award agreement (substituting iHeartMedia for CCOH).

C. William Eccleshare

Termination by CCOH for Cause or by Mr. Eccleshare without Good Reason. Mr. Eccleshare’s employment agreement provides for the following payments and benefits upon termination by CCOH for “Cause” or by Mr. Eccleshare without “Good Reason.”

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days following written notice of such non-performance; (3) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days following written notice of such refusal or failure; (4) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law including, without limitation, conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach by Mr. Eccleshare of any of the provisions of his employment agreement; or (6) a material violation by Mr. Eccleshare of CCOH’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (1), (3), (5) or (6) unless Mr. Eccleshare has been given written notice specifying the act, omission or circumstances alleged to constitute Cause and he fails to cure or remedy such act, omission or circumstances within 15 business days after receipt of such notice.

The term “Good Reason” includes: (1) a change in Mr. Eccleshare’s reporting line; (2) a material change in his titles, duties or authorities (provided that Mr. Eccleshare shall not have Good Reason to terminate employment if, after a restructuring or reorganization of CCOH or a sale or spinoff of all or a portion of CCOH’s operations, Mr. Eccleshare continues as Chief Executive Officer of Clear Channel International (or any of its successors)); (3) a reduction in Mr. Eccleshare’s base salary or target bonus, other than an across-the-board reduction applicable to all senior executive officers of CCOH; (4) a required relocation within the domestic United States of more than 50 miles of his primary place of employment; or (5) a material breach by CCOH of the terms of the employment agreement. To terminate for Good Reason, Mr. Eccleshare must provide CCOH with 30 days’ written notice, after which CCOH has 30 days to cure, and Mr. Eccleshare must terminate employment within ten (10) days following the expiration of CCOH’s cure period, if he still intends to terminate.

If Mr. Eccleshare’s employment is terminated by CCOH for Cause or by Mr. Eccleshare without Good Reason, CCOH will pay to Mr. Eccleshare his Accrued Amounts. In addition, if Mr. Eccleshare terminates his employment without Good Reason and he signs and returns a release of claims in the time period required, CCOH will pay to Mr. Eccleshare any Earned Prior Year Annual and Additional Bonus and, if CCOH terminates Mr. Eccleshare’s employment after receipt of Mr. Eccleshare’s notice of termination, CCOH will pay any base salary for any remaining portion of the 90-day advance notice period.

If Mr. Eccleshare is terminated for Cause, his CCOH stock options will be cancelled and any unvested CCOH restricted stock units will be forfeited. If Mr. Eccleshare terminates his employment without Good Reason, any unvested CCOH stock options will be cancelled, he will have three months to exercise any vested CCOH stock options and any unvested CCOH restricted stock units will be forfeited. If his employment is terminated due to retirement (resignation from employment when the sum of his full years of age and full years of service equals at least 70, and he is at least 60 years of age with five full years of service at the time), all of his issued CCOH stock options will continue to vest for the shorter of five years or the remainder of their original 10-year terms, and any unvested CCOH restricted stock units will continue to vest as if he were employed.

Termination by CCOH without Cause, by Mr. Eccleshare for Good Reason, Upon Non-Renewal of the Agreement by CCOH or Upon Change in Control. If CCOH terminates Mr. Eccleshare’s employment without Cause (and not by reason of disability), if CCOH does not renew the initial term or any subsequent renewal terms of the employment agreement or if Mr. Eccleshare terminates his employment for Good Reason, CCOH will pay to Mr. Eccleshare any Accrued Amounts. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, CCOH will: (1) pay to Mr. Eccleshare a severance payment in an amount equal to 120% of his then-applicable base salary and 100% of his then-applicable target annual bonus in respect of the year of termination (the “Severance Payment”), with such Severance Payment to be paid in equal monthly installments for a period of 12 months after such termination; (2) reimburse his family’s reasonable relocation expenses from New York City to London that are incurred during employment or within 12 months after his termination, including reimbursement of the New York City apartment lease breakage fee, subject to submission of expenses in accordance with the CCOH’s reimbursement policy (the “Relocation Fee”); (3) pay to Mr. Eccleshare the Earned Prior Year Annual and Additional Bonus; (4) pay to Mr. Eccleshare a Prorated Annual Bonus; and (5) provide for him and his dependents continued participation in CCOH’s group health plan that covers Mr. Eccleshare at CCOH’s expense for a period of three months as long as he timely elects continued coverage and continues to pay copayment premiums at the same level and cost as Mr. Eccleshare paid immediately prior to the termination (the “COBRA Coverage Benefit”). If Mr. Eccleshare violates the non-competition, non-interference or non-solicitation covenants contained in the employment agreement (after being provided a 10-day cure opportunity to the extent such violation is curable), Mr. Eccleshare will forfeit any right to the pro rata portion of the Severance Payment for the number of months remaining in the 18-month non-compete period after termination. In addition, no Relocation Fee or COBRA Coverage Benefit will be paid in the event of a violation of the non-competition, non-interference or non-solicitation covenants contained in the employment agreement (after being provided a 10-day cure opportunity to the extent such violation is curable) and Mr. Eccleshare will reimburse CCOH for any forfeited pro-rata portion of the Severance Payment, Relocation Fee and/or COBRA Coverage Benefit already paid.

Furthermore, in the event that Mr. Eccleshare’s employment is terminated by CCOH without Cause or by Mr. Eccleshare for Good Reason, his unvested CCOH restricted stock units awarded on July 26, 2012 will vest, his unvested CCOH stock options will be cancelled and his vested CCOH stock options will continue to be exercisable for three months. Mr. Eccleshare’s employment agreement does not provide for payments or benefits upon a change in control. Accordingly, if he is terminated without Cause after a change in control, Mr. Eccleshare will be entitled to the benefits described for a termination without Cause. Mr. Eccleshare’s unvested CCOH stock options and CCOH restricted stock units will vest upon a change in control, with or without termination. Further in this event, Mr. Eccleshare shall receive any unpaid portion of the payment to which he is entitled as a result of the Second Eccleshare Amendment, and any unvested restricted stock units shall automatically vest on his last day of employment.

Termination due to Disability. If Mr. Eccleshare is unable to perform the essential functions of his full-time position for more than 180 consecutive days in any 12 month period, CCOH may terminate his employment. If Mr. Eccleshare’s employment is terminated, CCOH will pay to Mr. Eccleshare or his designee any Accrued Amounts and the Relocation Fee for Mr. Eccleshare and his family. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, CCOH will pay to Mr. Eccleshare or his designee any Earned Prior Year Annual and Additional Bonus, Prorated Annual Bonus and the COBRA Coverage Benefit. If his employment is terminated due to disability, his unvested CCOH stock options will continue to vest for the shorter of five years or the remainder of their original 10-year terms, and any unvested CCOH restricted stock units will continue to vest as if he were employed.

Termination due to Death. If Mr. Eccleshare’s employment is terminated by his death, CCOH will pay to his designee or estate: (1) the Accrued Amounts; (2) any Earned Prior Year Annual and Additional Bonus; (3) the Prorated Annual Bonus; (4) the Relocation Fee; and (5) the COBRA Coverage Benefit. If Mr. Eccleshare is terminated due to his death, his unvested CCOH stock options will vest and continue to be exercisable for the shorter of one year or the remainder of the original 10-year term and his unvested CCOH restricted stock units will vest.

Scott R. Wells

Termination by CCOH for Cause or by Mr. Wells without Good Reason. Mr. Wells’ employment agreement provides for the following payments and benefits upon termination by CCOH for “Cause” or by Mr. Wells without “Good Reason.”

Under the agreement, “Cause” is defined as Mr. Wells’: (1) willful misconduct; (2) willful refusal or repeated failure to perform his duties (other than due to disability); (3) willful refusal or repeated failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere, or other criminal conduct that has or would result in material injury to CCOH; (5) a material breach of his employment agreement; or (6) a material violation of CCOH’s written employment and management policies that has or would result in material injury to CCOH. In the case of (2), (3), (5), or (6), unless the action by its nature is not curable or is a recurrence of a previously cured act with respect to which Mr. Wells has previously been provided notice, those acts will not constitute Cause unless Mr. Wells is provided with 15 days to cure after written notice.

The term “Good Reason” includes: (1) a material reduction in Mr. Wells’ base compensation; (2) a required relocation of Mr. Wells’ residence to a location more than 35 miles from its current location; (3) a material reduction in duties, authority or responsibilities; (4) a requirement that Mr. Wells report to any person of lesser authority than the Chairman and Chief Executive Officer of CCOH or the Chief Financial Officer of CCOH; or (5) a material breach by CCOH of the terms of the employment agreement. To terminate for Good Reason, Mr. Wells must provide CCOH with 30 days’ written notice, after which CCOH has 30 days to cure.

If Mr. Wells is terminated with Cause, he will receive a lump-sum cash payment equal to his Accrued Amounts and any Earned Prior Year Annual Bonus.

Termination by CCOH without Cause, by Mr. Wells for Good Reason or Upon Non-Renewal of the Agreement by CCOH. If Mr. Wells is terminated by CCOH without Cause, Mr. Wells resigns for Good Reason or the agreement is not renewed by CCOH: (1) he will receive a lump-sum cash payment equal to his Accrued Amounts and any Earned Prior Year Annual Bonus; and (2) provided he signs and returns a severance agreement and general release of claims in the time period required, he will receive (a) in periodic payments in accordance with ordinary payroll practices and deductions, his base salary on the date of termination for 18 months (the “Wells Severance Payments”); (b) a Prorated Annual Bonus; (c) a separation bonus in an amount equal to 100% of his then-applicable target annual bonus in respect of the year of termination (the “Separation Bonus”), with such Separation Bonus to be paid in a lump sum; (d) a lump sum equal to the product of (i) 12 and (ii) the COBRA premiums Mr. Wells would be required to pay if he elected to continue the health benefits coverage he had prior to the termination date (less the amount Mr. Wells would have to pay for such coverage as an active employee); and (e) any unvested time vesting options scheduled to vest within the twelve month period following the date of termination, which options shall be considered fully vested on the date of termination and any unvested performance vesting options shall remain eligible to vest for the three month period following the date of termination. If Mr. Wells violates the terms of severance agreement and general release of claims, the Wells Severance Payments shall cease.

Termination due to Disability. If Mr. Wells is unable to perform the essential functions of his full-time position for more than 180 days in any 12 month period, CCOH may terminate his employment. If Mr. Wells’ employment is terminated, he will receive: (1) a lump-sum cash payment equal to his Accrued Amounts and (2) any Earned Prior Year Annual Bonus.

Termination due to Death. If Mr. Wells’ employment is terminated by his death, CCOH will pay in a lump sum to his designee or, if no designee, to his estate: (1) his Accrued Amounts and (2) any Earned Prior Year Annual Bonus.

Robert H. Walls, Jr.

Termination by iHMMS for Cause or by Mr. Walls without Good Cause. Mr. Walls’ employment agreement provides for the following payments and benefits upon termination by iHMMS for “Cause” or by Mr. Walls without “Good Cause.”

Under the agreement, “Cause” is defined as Mr. Walls’: (1) willful and material misconduct that causes material and demonstrable injury, monetarily or otherwise, to iHMMS or its affiliates; (2) willful and material nonperformance of his duties (other than due to disability), willful and material failure to follow lawful directives consistent with his obligations under the agreement or other willful and material breach of the agreement, in each case after written notice specifying the failure; (3) conviction of, or plea of nolo contendere to, a felony or misdemeanor involving moral turpitude; or (4) fraud, embezzlement, theft or other act of dishonesty that causes material and demonstrable injury, monetarily or otherwise, to iHMMS or its affiliates. In the case of (1) or (2), unless the action by its nature is not curable or is a recurrence of a previously cured act with respect to which Mr. Walls has previously been provided notice, those acts will not constitute Cause unless Mr. Walls is provided with 10 days to cure after written notice and has an opportunity to address the Board upon his written request during the cure period.

The term “Good Cause” includes, subject to certain exceptions: (1) iHMMS’ material breach of the agreement after written notice from Mr. Walls specifying the alleged failure; (2) a material diminution in Mr. Walls’ base compensation; (3) a material diminution in his authority, duties or responsibilities; (4) a material diminution in the authority, duties or responsibilities of the Chief Executive Officer; or (5) a change in the place of Mr. Walls’ performance of more than 50 miles. To terminate for Good Cause, Mr. Walls must provide iHMMS with 30 days notice, after which iHMMS has 30 days to cure. If iHMMS has not cured and Mr. Walls elects to terminate his employment, he must do so within ten days after the end of the cure period.

If Mr. Walls is terminated for Cause, he will receive a lump-sum cash payment equal to his Accrued Amounts. If Mr. Walls resigns without Good Cause, he will receive his base salary for the 60-day notice period and any Accrued Amounts and Earned Prior Year Annual Bonus. If he is terminated with Cause or if he resigns without Good Cause, his unvested iHeartMedia restricted stock and his unvested CCOH restricted stock units will be forfeited. If Mr. Walls’ employment is terminated due to retirement (resignation from employment when the sum of his full years of age and full years of service equals at least 70, and he is at least 60 years of age with five full years of service at the time), his unvested CCOH restricted stock units will continue to vest as if he were employed.

Termination by iHMMS without Cause, by Mr. Walls for Good Cause or Upon Change in Control. If Mr. Walls is terminated by iHMMS without Cause or if Mr. Walls resigns for Good Cause: (1) he will receive a lump-sum cash payment equal to his Accrued Amounts and Earned Prior Year Annual Bonus; and (2) provided he signs and returns a release of claims in the time period required, he will receive a lump sum cash payment equal to (a) 1.5 times the sum of his annual rate of base salary on the date of termination plus his target bonus for the year of termination and (b) a Prorated Annual Bonus. However, if Mr. Walls violates the non-compete provisions of his agreement, he will forfeit a prorata portion of the amount described in (a) above for the amount of time remaining under the non-compete provisions.

Termination due to Disability. If Mr. Walls is unable to perform the essential functions of his full-time position for more than 180 days in any 12 month period, iHMMS may terminate his employment. If Mr. Walls’ employment is terminated, he will receive: (1) a lump-sum cash payment equal to his Accrued Amounts; (2) a lump sum cash payment equal to any Earned Prior Year Annual Bonus; and (3) provided he signs and returns a release of claims in the time period required, a Prorated Annual Bonus. In addition, Mr. Walls’ unvested CCOH restricted stock units will continue to vest as if he were employed if his employment is terminated due to disability. His unvested iHeartMedia restricted stock will be forfeited.

Termination due to Death. If Mr. Walls’s employment is terminated by his death, iHMMS will pay in a lump sum to his designee or, if no designee, to his estate: (1) his Accrued Amounts; (2) any Earned Prior Year Annual Bonus; and (3) a Prorated Annual Bonus. In addition, his unvested CCOH restricted stock units will vest if his employment is terminated due to death. His unvested iHeartMedia restricted stock will be forfeited.

Limitation on Benefits. To the extent that any of the payments and benefits under the agreement or otherwise would be subject to an excise tax under Section 4999 of the Code, then the payments will be payable either in full or as to such lesser amounts as would result in no portion of the payments being subject to an excise tax, whichever amount results in Mr. Walls’ receiving the greatest after-tax amount.

Post-Employment Table

With respect to all other named executive officers, the following table describes the potential payments or benefits upon termination, other post-employment scenarios or change in control for each of those named executive officers, as if the triggering event occurred on December 31, 2017. The amounts in the table below show only the value of amounts payable or benefits due to enhancements in connection with each scenario, and do not reflect amounts otherwise payable or benefits otherwise due as a result of employment. In addition, the table does not include amounts payable pursuant to plans that are available generally to all salaried employees. The actual amounts to be paid out can only be determined at the time of such change in control or such executive officer’s termination of service.

Potential Payments Upon Termination or Change in Control(a)

Name	Benefit	Termination with “Cause”	Termination without “Cause” or Resignation for “Good Cause” or “Good Reason”		Termination due to “Disability”		Termination due to Death		Retirement or Resignation without “Good Cause” or “Good Reason”		“Change in Control” without Termination(b)	“Change in Control” with Termination
Robert W. Pittman	Cash payment	—	$8,675,000	(c)	$3,675,000	(d)	$3,675,000	(d)	—		—	$9,675,000	(e)
	Value of benefits(f)	—	27,167		27,167		27,167		—		—	27,167
	Vesting of equity awards(g)	—	25,000		25,000		25,000		—		—	245,584	(h)
	Gross-up payment	—	—		—		—		—		—	—	(i)

	TOTAL	—	$8,727,167		$3,727,167		$3,727,167		—		$—	$9,947,751

Richard J. Bressler(j)	Cash payment	—	$7,675,000	(k)	$3,175,000	(l)	$3,175,000	(l)	—		—	$7,675,000	(k)
	Value of benefits(f)	—	27,167		27,167		27,167		—		—	27,167
	Vesting of equity awards(g)	—	25,000		25,000		25,000		—		—	107,722	(m)
	Gross-up payment	—	—		—		—		—		—	—	(i)

	TOTAL	—	$7,727,167		$3,227,167		$3,727,167		—		$—	$7,809,889

C. William Eccleshare	Cash payment	—	$3,010,000	(m)	$810,000	(o)	$810,000	(o)	$506,575	(p)	—	—
	Vesting of equity awards(g)	—	—		—		458,983		—		458,983	—

	TOTAL	—	$3,010,000		$810,000		$1,268,983		$506,575		$458,933	—

Scott R. Wells.	Cash payment	—	$2,426,396	(q)	—		—		—		—	—
	Value of benefits(f)	—	6,915		—		—		—		—	—

	TOTAL	—	$2,433,311		—		—		—		—	—

Robert H. Walls, Jr.	Cash payment	—	$3,267,500	(r)	792,500	(s)	792,500	(s)	123,288	(t)	—	—

	TOTAL	—	$3,267,500		$792,500		$792,500		$123,288		—	—

(a)	Amounts reflected in the table were calculated assuming the triggering event occurred on December 31, 2017.
(b)	Amounts reflected in the “Change in Control without Termination” column were calculated assuming that no termination occurred after the change in control. The values of any benefits to the named executive officers that would arise only if a termination were to occur after a change in control are disclosed in the footnotes to the “Change in Control with Termination” or other applicable columns.
(c)	Represents (1) two times the sum of Mr. Pittman’s base salary at termination and annual bonus target for the year ended December 31, 2017; (2) an annual bonus for the year ended December 31, 2017; and (3) the half of the retention bonus that Mr. Pittman will not be required to repay upon involuntary termination without cause prior to the first anniversary of the effective date of the award.
(d)	Represents (1) an annual bonus for the year ended December 31, 2017 pursuant to Pittman’s employment agreement; (2) his earned but unpaid iHeartMedia SIP bonuses; and (3) the half of the retention bonus that Mr. Pittman will not be required to repay upon involuntary termination without cause prior to the first anniversary of the effective date of the award.
(e)	Represents (1) two times the sum of Mr. Pittman’s base salary at termination and annual bonus target for the year ended December 31, 2017; (2) an annual bonus for the year ended December 31, 2017; (3) his earned but unpaid prior year iHeartMedia SIP bonus; and (4) the half of the retention bonus that Mr. Pittman will not be required to repay upon involuntary termination without cause prior to the first anniversary of the effective date of the award.
(f)	The values associated with the continued provision of health benefits are based on the 2017 premiums for insurance multiplied by the amount of time Messrs. Pittman, Bressler and Wells are entitled to those benefits pursuant to their respective employment agreements.
(g)	Amounts reflect the value of unvested iHeartMedia equity awards held by the respective named executive officers on December 31, 2017 that would be subject to accelerated vesting. This value is based upon the closing price of iHeartMedia’s Class A common stock on December 31, 2017 of $0.50, but it excludes stock options with an exercise price exceeding the closing price of iHeartMedia’s Class A common stock on December 31, 2017. Also, in the case of Messrs. Pittman, Bressler and Eccleshare, the amounts reflect the value of unvested CCOH equity awards on December 31, 2017, based upon the closing price of CCOH’s Class A common stock on December 31, 2017 of $4.60 and excluding any stock options with an exercise price exceeding the closing price of CCOH’s Class A common stock on December 31, 2017. The value of vested equity awards and equity awards that continue to vest and/or remain exercisable following termination (but vesting is not accelerated) are not included in this table.

(h)	If Mr. Pittman’s employment had been terminated on December 31, 2017, in connection with the change of control transactions described in the table below, his restricted stock with the values set forth below at December 31, 2017, would have vested:

Event	Value of Restricted Stock at 12/31/17
Pittman 2014 Tranche 1 of iHeartMedia restricted stock vests 100% if a Good Leaver Termination occurs within 90 days before a change in control or after a change in control	$25,000
CCOH restricted stock vests 100% along with accumulated dividends if a termination occurs within 90 days before or 12 months after a change in control	$220,584

Mr. Pittman was also granted stock options for iHeartMedia in 2011. However, as of the change in control date, the options were underwater. Therefore no value for the options was included in this table. See “—Robert W. Pittman” for further information regarding the vesting of Mr. Pittman’s equity awards.

(i)	In certain circumstances described under “—Robert W. Pittman” and “—Richard J. Bressler” above, Messrs. Pittman and Bressler would be eligible to receive an excise tax gross-up payment under the terms of their employment agreement. For purposes of calculating the gross-up amount shown in the table, the Company has assumed the termination and change in control scenario that would generate the largest gross-up payment for Messrs. Pittman and Bressler if they were terminated on December 31, 2017, which would be a Good Leaver Termination that occurs within 90 days after a change in control that also constitutes a Standalone Change in Control under their agreements.
(j)	Amounts reflected in the table represent the entire portion of post-employment payments for Mr. Bressler. Pursuant to the Corporate Services Agreement, a percentage of payments made to Mr. Bressler, other than payments with respect to the vesting of any iHeartMedia equity awards, would be allocated to CCOH. For 2017, this allocation is based on CCOH’s 2017 OIBDAN as a percentage of iHeartCommunications’ 2017 OIBDAN. For a further discussion of the Corporate Services Agreement, please refer to “Compensation Discussion and Analysis—Corporate Services Agreement” or “Certain Relationships and Related Party Transactions—Corporate Services Agreement.”
(k)	Represents (1) 1.5 times the sum of Mr. Bressler’s base salary at termination and annual bonus target for the year ended December 31, 2017, (2) an annual bonus for the year ended December 31, 2017; (3) an iHeartMedia SIP bonus for the year ended December 31, 2017 pursuant to Mr. Bressler’s employment agreement; and (4) the half of the retention bonus that Mr. Bressler will not be required to repay upon involuntary termination without cause prior to the first anniversary of the effective date of the award.
(l)	Represents (1) an annual bonus for the year ended December 31, 2017; (2) an iHeartMedia SIP bonus for the year ended December 31, 2017 pursuant to Mr. Bressler’s employment agreement; and (3) the first half of the retention bonus that Mr. Bressler will not be required to repay upon involuntary termination prior to the first anniversary of the effective date of the award.
(m)	If Mr. Bressler’s employment had been terminated on December 31, 2017, in connection with the change in control transactions described in the table below, his restricted stock with the values set forth below at December 31, 2017 would have vested:

Event	Value of Restricted Stock at 12/31/17
Bressler Tranche 1 of iHeartMedia restricted stock vests 100% if a Good Leaver Termination occurs within 90 days before a change in control or after a change in control	$25,000
CCOH restricted stock vests 100% along with any accumulated dividends if a termination occurs within 90 days before or 12 months after a change in control	$82,722

See “—Richard J. Bressler” for further information regarding the vesting of Mr. Bressler’s equity awards.

(n)	Represents (1) the sum of 1.2 times Mr. Eccleshare’s base salary at termination and 1.0 times Mr. Eccleshare’s annual bonus target for the year ended December 31, 2017, (2) an annual bonus for the year ended December 31, 2017, (3) $80,000 previously earned pursuant to the 2015 CCOH SIP bonus, and (4) $180,000 previously earned pursuant to the 2016 CCOH SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.

(o)	Represents (1) an annual bonus for the year ended December 31, 2017, (2) $80,000 previously earned pursuant to the 2015 CCOH SIP bonus, and (3) $180,000 previously earned pursuant to the 2016 CCOH SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.
(p)	Represents (1) $80,000 previously earned pursuant to the 2015 CCOH SIP bonus, (2) $180,000 previously earned pursuant to the 2016 CCOH SIP bonus, pursuant to Mr. Eccleshare’s employment agreement, and (3) base salary during the required 90-day notice period under Mr. Eccleshare’s employment agreement.
(q)	Represents the amount payable to Mr. Wells pursuant to his employment agreement, which includes (1) 1.5 times his base salary at termination, (2) his annual bonus target for the year ended December 31, 2017, and (3) a prorated annual bonus for the year ended December 31, 2017. If Mr. Wells were terminated without cause, any time-vesting CCOH options that would vest within one year following the termination date would vest. Also, any performance-vesting options would remain eligible to vest for 3 months following the termination date.
(r)	Represents the amount payable to Mr. Walls pursuant to his employment agreement, which includes (1) 1.5 times the sum of his base salary at termination and annual bonus target for the year ended December 31, 2017 and (2) a prorated annual bonus for the year ended December 31, 2017.
(s)	Represents the annual bonus for the year ended December 31, 2017 for Mr. Walls.
(t)	Represents the base salary under the required 60-day notice period under Mr. Walls’ employment agreement.

DIRECTOR COMPENSATION

The individuals who served as members of our Board during 2017 are set forth in the table below. The non-employee directors of iHeartMedia are reimbursed for their expenses associated with their service as directors of iHeartMedia, but currently do not receive compensation for their service as directors of iHeartMedia (other than Messrs. Brace and Cremens). Robert W. Pittman and Richard J. Bressler are employees of iHeartMedia. They do not receive any additional compensation from us for their service on our Board. Mr. Pittman’s compensation for his service as iHeartMedia’s Chief Executive Officer and Mr. Bressler’s compensation for his service as iHeartMedia’s President, Chief Operating Officer and Chief Financial Officer is included in the Summary Compensation Table above.

Messrs. Brace and Cremens were appointed to our Board as independent directors in May 2016. The Board’s compensation structure for Messrs. Brace and Cremens consists of the following components: (1) an annual cash retainer of $200,000, payable quarter in arrears; (2) a per diem fee of $5,000 for days on which they devote substantially all of their time working on matters relating to iHeartMedia; and (3) an additional annual cash retainer of $30,000 for Mr. Brace as Chairman of the Audit Committee. Messrs. Brace and Cremens are also reimbursed for their expenses associated with their service as directors of iHeartMedia.

Director Compensation Table

	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
David C. Abrams	—	—	—
Irving L. Azoff(a)	—	—	—
John N. Belitsos	—	—	—
Frederic F. Brace	376,003	—	376,003
Richard J. Bressler	—	—	—
James C. Carlisle	—	—	—
John P. Connaughton	—	—	—
Charles H. Cremens	341,176	—	341,176
Laura A. Grattan	—	—	—
Blair E. Hendrix	—	—	—
Matthew J. Freeman	—	—	—
Jonathon S. Jacobson	—	—	—
Robert W. Pittman	—	—	—
Scott M. Sperling	—	—	—

(a)	Mr. Azoff resigned from our Board on May 3, 2017.

RELATIONSHIP OF COMPENSATION POLICIES AND PROGRAMS TO RISK MANAGEMENT

In consultation with iHeartMedia’s Compensation Committee, management conducted an assessment of whether iHeartMedia’s compensation policies and practices encourage excessive or inappropriate risk taking by our employees, including employees other than our named executive officers. This assessment included discussions with members of the corporate Human Resources, Legal and Finance departments, as well as personnel in the business units, and a review of corporate and operational compensation arrangements. The assessment analyzed the risk characteristics of our business and the design and structure of our incentive plans and policies. Although a significant portion of our executive compensation program is performance-based, iHeartMedia’s Compensation Committee has focused on aligning iHeartMedia’s compensation policies with the long-term interests of iHeartMedia and avoiding rewards or incentive structures that could create unnecessary risks to iHeartMedia.

Management reported its findings to iHeartMedia’s Compensation Committee, which agreed with management’s assessment that our plans and policies do not encourage excessive or inappropriate risk taking and determined such policies or practices are not reasonably likely to have a material adverse effect on iHeartMedia.

PAY RATIO

As required by Item 402(u) of Regulation S-K, we are providing pay ratio information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Robert W. Pittman, our Chief Executive Officer. For 2017, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO), was $48,186; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Annual Report on Form 10-K/A, was $13,402,112.

Based on this information, for 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 278 to 1.

Methodology, Assumptions and Estimates Used in Determining our Pay Ratio Disclosure

In determining the pay ratio calculation, we used the methodology, assumptions and estimates set forth below. We believe the pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

1. We selected October 1, 2017, which is within the last three months of 2017, as the date upon which we would identify the median employee, to allow sufficient time to identify the median employee given the global scope of our operations.

2. We determined that, as of October 1, 2017, our employee population consisted of approximately 17,711 individuals working at iHeartMedia and its consolidated subsidiaries.

3. Of our employee population as of October 1, 2017, 13,472 were U.S. employees and 4,239 were non-U.S. employees. We excluded employees who are located in the jurisdictions set forth below from the determination of median employee, under the de minimis exception in the SEC rules.

Country	Number of Employees
Hungary	1
Estonia, Lithuania, Latvia and Russia	24
Denmark	29
Finland	49
Poland	67
Total Excluded Employees	170

In total, the excluded employees represented 1.0% of our combined U.S. and non-U.S. workforce.

4. For purposes of measuring the compensation of our employee population, we selected total cash compensation. Total cash compensation includes base salary, hourly pay, overtime, bonuses and commissions, as reported on our payroll records. We measured total cash compensation of the employees included in the calculation over the nine-month period ended September 30, 2017. While some of our highly compensated employees are eligible to receive cash bonuses in the first quarter of the year under our annual cash bonus plan, the majority of our employees are not eligible to receive annual cash bonuses and instead earn quarterly cash bonuses or commissions, or are not eligible for any bonus. Consequently, we believe that total cash compensation for the nine-month period ended September 30, 2017 reasonably reflects the annual total compensation of our employee population for purposes of identifying our median employee.

5. We gathered our total cash compensation information for the nine-month period ended September 30, 2017 from payroll records of each of our business units and applied this compensation measure consistently to all of our employees included in the calculation. We annualized the total cash compensation of permanent employees hired during the year. We did not make any other annualizing adjustments, and we did not make any cost-of-living adjustments in identifying the median employee. Amounts in foreign currency were converted from local currency to U.S. dollars using the average daily exchange rate of each country’s respective currency to U.S. dollars for the twelve months ended December 31, 2017.

6. Once we identified the median employee, we identified and calculated the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $48,186. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

During 2017, Messrs. Abrams, Carlisle, Connaughton, Hendrix and Jacobson served as the members of our Compensation Committee. There were no “interlocks” among any of the directors who served as members of our Compensation Committee and any of our executive officers during 2017 and as of the date of this Annual Report on Form 10-K/A During 2017, no member of the Compensation Committee simultaneously served as an executive officer of iHeartMedia. For relationships between members of the Compensation Committee and iHeartMedia requiring disclosure under the SEC’s rules governing disclosure of transactions with related persons, see “Certain Relationships and Related Party Transactions” below.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A with management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Respectfully submitted,
THE COMPENSATION COMMITTEE
John P. Connaughton, Chairman
David C. Abrams
James C. Carlisle
Blair E. Hendrix
Jonathon S. Jacobson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of iHeartMedia’s common stock as of April 5, 2018 for: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to iHeartMedia to beneficially own more than 5% of any class of iHeartMedia’s outstanding shares of common stock. At the close of business on April 5, 2018, there were 31,936,055 shares of iHeartMedia’s Class A common stock (of which 31,824,764 were entitled to vote and 111,291 shares were held by CC Finco, a subsidiary of iHeartMedia), 555,556 shares of iHeartMedia’s Class B common stock, 58,967,502 shares of iHeartMedia’s Class C common stock and 0 shares of iHeartMedia’s Class D common stock outstanding. In addition, information concerning the beneficial ownership of common stock of our indirect subsidiary, CCOH, by: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; and (3) our directors and executive officers as a group is set forth in the footnotes to the table below. At the close of business on April 5, 2018, there were 48,997,188 shares of CCOH’s Class A common stock outstanding and 315,000,000 shares of CCOH’s Class B common stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

All of our outstanding shares of Class B common stock are held by Clear Channel Capital IV, LLC (“CC IV”) and all of our outstanding shares of Class C common stock are held by Clear Channel Capital V, L.P. (“CC V”), each of which ultimately is controlled jointly by funds affiliated with the Sponsors. These shares represent in the aggregate approximately 65.1% (whether measured by voting power or economic interest) of the equity of iHeartMedia.

Subject to certain limitations set forth in the Fourth Amended and Restated Certificate of Incorporation of iHeartMedia, each share of Class B common stock and each share of Class C common stock is convertible, at the election of the holder thereof, into one share of Class A common stock at any time. Each holder of shares of Class B common stock is entitled to 107.14 votes per share, which is the number of votes per share equal to the number obtained by dividing (a) the sum of the total number of shares of Class B common stock outstanding as of the Record Date and the number of shares of Class C common stock outstanding as of the Record Date by (b) the number of shares of Class B common stock outstanding as of the Record Date. Except as otherwise required by law, the holders of outstanding shares of Class C common stock and Class D common stock are not entitled to any votes upon any proposals presented to stockholders of iHeartMedia. Each share of common stock is currently entitled to share on a pro rata basis in any distributions by iHeartMedia, except that the Class D common stock may be excluded from share distributions in certain circumstances.

Name and Address of Beneficial Owner(a)	Number of Shares of Class A Common Stock	Number of Shares of Class B Common Stock		Number of Shares of Class C Common Stock		Percentage of Outstanding Common Stock on an As-Converted Bases(b)
Holders of More than 5%:
Bain Capital Investors, LLC and related investment funds	—	555,556	(c)	58,967,502	(d)	65.1%
Thomas H. Lee Partners, L.P. and related investment entities	—	555,556	(e)	58,967,502	(f)	65.1%
Highfields Capital Management LP and managed investment funds(g)	9,950,510	—		—		10.9%
Abrams Capital Management, L.P. and affiliates(h)	6,811,407	—		—		7.4%
Named Executive Officers, Executive Officers and Directors:
David C. Abrams(h)	6,811,407	—		—		7.4%
John N. Belitsos(i)	—	—		—		—
Frederic F. Brace	—	—		—		—
Richard J. Bressler(j)	872,323	—		—		1.0%
James C. Carlisle(k)	—	—		—		—
John P. Connaughton(i)	—	—		—		—
Charles H. Cremens	—	—		—		—
C. William Eccleshare(l)	—	—		—		—
Matthew J. Freeman(i)	—	—		—		—
Laura A. Grattan(k)	—	—		—		—
Blair E. Hendrix(i)	—	—		—		—
Jonathon S. Jacobson(g)	9,950,510	—		—		10.9%
Robert W. Pittman(m)	1,990,198	—		—		2.2%
Scott M. Sperling(n)	—	—		—		—
Robert H. Walls, Jr.(o)	139,167	—		—		*
Scott R. Wells(p)	—	—		—		—
All directors and executive officers as a group (18 individuals)(q)	19,992,232	—		—		21.9%

*	Means less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners is c/o iHeartMedia, Inc., 20880 Stone Oak Parkway, San Antonio, Texas 78258.

(b)	Percentage of ownership calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”).

(c)	Represents the 555,556 shares of Class B common stock of iHeartMedia owned by CC IV, which represents 100% of the outstanding shares of our Class B common stock. Bain Capital Investors, LLC (“BCI”) is the general partner of Bain Capital Partners (CC) IX, L.P. (“BCP IX”), which is the general partner of Bain Capital (CC) IX, L.P. (“Bain Fund IX”), which holds 50% of the limited liability company interests in CC IV. BCI disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. The business address of CC IV is c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116 and c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.

(d)	Represents the 58,967,502 shares of Class C common stock of iHeartMedia owned by CC V, which represents 100% of the outstanding shares of our Class C common stock. BCI is the sole member of Bain Capital CC Partners, LLC (“Bain CC Partners”), which is the general partner of Bain Capital CC Investors, L.P. (“Bain CC Investors”), which holds 50% of the limited partnership interests in CC V. Bain CC Investors expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act. BCI disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. The business address of CC V is c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116 and c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.

(e)	Represents the 555,556 shares of iHeartMedia’s Class B common stock owned by CC IV, which represents 100% of the outstanding shares of our Class B common stock. Thomas H. Lee Equity Fund VI, L.P. (“THL Fund VI”) holds 50% of the limited liability company interests in CC IV. THL Holdco, LLC (“THL Holdco”) is the managing member of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the sole member of THL Equity Advisors VI, LLC (“THL Advisors”), which is the general partner of THL Fund VI. Voting and investment determinations with respect to the securities held by THL Fund VI are made by the private equity management committee of THL Holdco (the “THL Committee”) consisting of Todd M. Abbrecht, Anthony J. DiNovi, Thomas M. Hagerty, Soren L. Oberg, Scott M. Sperling and Kent R. Weldon, and as such each member of the THL Committee may be deemed to share beneficial ownership of the securities held or controlled by THL Fund VI. Each of THL Holdco and each member of the THL Committee disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. The business address of CC IV is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110 and c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116.

(f)	Represents the 58,967,502 shares of iHeartMedia’s Class C common stock owned by CC V, which represents 100% of the outstanding shares of our Class C common stock. THL Fund VI and THL Equity Fund VI Investors (Clear Channel), L.P. collectively hold 50% of the limited partnership interests in CC V. THL Advisors is the general partner of THL Fund VI and THL Equity Fund VI Investors (Clear Channel), L.P. Voting and investment determinations with respect to the securities held by THL Fund VI and THL Equity Fund VI Investors (Clear Channel), L.P. are made by the THL Committee, and as such each member of the THL Committee may be deemed to share beneficial ownership of the securities held or controlled by such entities. Each of THL Holdco and each member of the THL Committee disclaims beneficial ownership of such securities, except to the extent of its or his pecuniary interest therein. The business address of CC V is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110 and c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116.

(g)	As reported on a Schedule 13G/A filed with respect to iHeartMedia’s Class A common stock on February 14, 2014, Highfields Capital Management is the investment manager to each of Highfields Capital I LP, a Delaware limited partnership (“Highfields I”), Highfields Capital II LP, a Delaware limited partnership (“Highfields II”), and Highfields Capital III L.P., an exempted limited partnership organized under the laws of the Cayman Islands, B.W.I. (“Highfields III”). Highfields GP LLC, a Delaware limited liability company (“Highfields GP”), is the general partner of Highfields Capital Management. Highfields Associates LLC, a Delaware limited liability company (“Highfields Associates”), is the general partner of each of Highfields I, Highfields II and Highfields III. Mr. Jacobson is the managing member of Highfields GP and the senior managing member of Highfields Associates. Each of Highfields Capital Management, Highfields GP, Highfields Associates and Mr. Jacobson has the power to direct the receipt of dividends from or the proceeds from the sale of the shares owned by Highfields I, Highfields II and Highfields III. Each of the above disclaims beneficial ownership of any securities owned beneficially by any other person or persons. Mr. Jacobson has indicated that a portion or all of the securities described in the Schedule 13G/A may be held in margin accounts from time to time. The business address of Mr. Jacobson, Highfields Capital Management, Highfields GP, Highfields Associates, Highfields I and Highfields II is c/o Highfields Capital Management LP, 200 Clarendon Street, 59th Floor, Boston, Massachusetts 02116. The business address of Highfields III is c/o State Street (Cayman) Trust LTD IFS, a State Street Company, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, P.O. Box 896, Grand Cayman KY1-1103, Cayman Islands. As of April 5, 2018, the shares of iHeartMedia’s Class A common stock reported on the Schedule 13G/A represented 31.2% of the outstanding shares of iHeartMedia’s Class A common stock.

(h)	As reported on a Schedule 13D filed with respect to iHeartMedia’s Class A common stock on November 29, 2011. The iHeartMedia shares reported in the Schedule 13D for Abrams Capital Partners II, L.P. (“ACP II”) represent shares beneficially owned by ACP II. Shares reported in the Schedule 13D for Abrams Capital, LLC (“Abrams Capital”) represent shares beneficially owned by ACP II and other private investment vehicles for which Abrams Capital serves as general partner. Shares reported in the Schedule 13D for Abrams Capital Management, L.P. (“Abrams CM LP”) and Abrams Capital Management, LLC (“Abrams CM LLC”) represent shares beneficially owned by Abrams Capital and another private investment vehicle for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. The iHeartMedia shares reported in the Schedule 13D for Mr. Abrams represent the above-referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC. The business address of each reporting person is c/o Abrams Capital Management, L.P., 222 Berkley Street, 21st Floor, Boston, Massachusetts 02116. As of April 5, 2018, the shares of iHeartMedia’s Class A common stock reported on the Schedule 13D represented 21.3% of the outstanding shares of iHeartMedia’s Class A common stock.

As reported on a Schedule 13G/A filed with respect to CCOH’s Class A common stock on February 13, 2013, ACP II and affiliates beneficially owned 3,354,390 shares of CCOH’s Class A common stock, which represented, as of April 5, 2018, 6.8% of CCOH’s outstanding Class A common stock and less than 1.0% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock. Shares of CCOH’s Class A common stock reported in the Schedule 13G/A for ACP II represent shares beneficially owned by ACP II. Shares reported in the Schedule 13G/A for Abrams Capital represent shares beneficially owned by ACP II and other private investment funds for which Abrams Capital serves as general partner. Shares reported in the Schedule 13G/A for Abrams CM LP and Abrams CM LLC represent the above-referenced shares beneficially owned by Abrams Capital and shares beneficially owned by another private investment fund for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. Shares reported in the Schedule 13G/A for Mr. Abrams represent the above-referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC. Each disclaims beneficial ownership of the shares reported except to the extent of its or his pecuniary interest therein. The business address of each reporting person is c/o Abrams Capital Management, L.P., 222 Berkley Street, 21st Floor, Boston, Massachusetts 02116.

(i)	John N. Belitsos, John P. Connaughton, Matthew J. Freeman and Blair E. Hendrix are managing directors or principals of BCI and members of BCI and, by virtue of this and the relationships described in footnotes (c) and (d) above, may be deemed to share voting and dispositive power with respect to all of the shares of iHeartMedia’s Class B common stock held by CC IV and all of the shares of iHeartMedia’s Class C common stock held by CC V. Each of Messrs. Belitsos, Connaughton, Freeman and Hendrix expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than himself, including, without limitation, CC IV or CC V, for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act, except to the extent of his pecuniary interest therein. The business address of each of Messrs. Belitsos, Connaughton, Freeman and Hendrix is c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116.

(j)	Includes 162,323 shares of Class A common stock of iHeartMedia and 710,000 shares of unvested restricted Class A common stock of iHeartMedia held by Mr. Bressler. Mr. Bressler’s holdings represented 2.7% of iHeartMedia’s outstanding Class A common stock as of April 5, 2018.

As of April 5, 2018, Mr. Bressler also held 146,219 shares of Class A common stock of CCOH, which represented less than 1% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(k)	James C. Carlisle and Laura A. Grattan are managing directors of THL. Each of them disclaims beneficial ownership of the securities listed in footnotes (e) and (f) except to the extent of his or her pecuniary interest therein. Their addresses are c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.

(l)	As of April 5, 2018, Mr. Eccleshare held 287,209 shares of CCOH’s Class A common stock and vested stock options representing 446,350 shares of CCOH’s Class A common stock. As of April 5, 2018, Mr. Eccleshare’s holdings collectively represented 1.5% of CCOH’s outstanding Class A common stock and less than 1.0% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(m)	As of April 5, 2018, Mr. Pittman held 253,983 shares of iHeartMedia’s Class A common stock, 400,000 unvested restricted shares of iHeartMedia’s Class A common stock and vested stock options to purchase 630,000 shares of iHeartMedia’s Class A common stock, and Pittman CC LLC, a limited liability company controlled by Mr. Pittman, beneficially owned 706,215 shares of iHeartMedia’s Class A common stock. As of April 5, 2018, these holdings collectively represented 6.2% of iHeartMedia’s outstanding Class A common stock.

As of April 5, 2018, Mr. Pittman also held 356,936 shares of Class A common stock of CCOH, which represented less than 1% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(n)	Scott M. Sperling is a member of THL Holdco and, by virtue of this and the relationships described in footnotes (e) and (f) above, may be deemed to share voting and dispositive power with respect to all of the shares of iHeartMedia’s Class B common stock held by CC IV and all of the shares of iHeartMedia’s Class C common stock held by CC V. Mr. Sperling expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than himself, including, without limitation, CC IV or CC V, for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act, except to the extent of his pecuniary interest therein. The business address of Mr. Sperling is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.

(o)	As of April 5, 2018, Mr. Walls held 109,167 shares of iHeartMedia’s Class A common stock and 30,000 unvested restricted shares of iHeartMedia’s Class A common stock. As of April 5, 2018, these holdings collectively represented less than 1% of iHeartMedia’s outstanding Class A common stock.

As of April 5, 2018, Mr. Walls also held 250,668 shares of Class A common stock of CCOH, which represented less than 1% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(p)	As of April 5, 2018, Mr. Wells held 5,000 shares of Class A common stock of CCOH, 424,634 shares of unvested restricted Class A common stock of CCOH and vested stock options and stock options that will vest within 60 days after April 5, 2018, collectively representing 158,683 shares of CCOH’s Class A common stock. As of April 5, 2018, these holdings represented 1.2% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(q)	Includes: (1) 6,811,407 shares of iHeartMedia’s Class A common stock beneficially owned by Abrams CM LP and affiliates (Mr. Abrams is one of our directors and the managing member of Abrams Capital and Abrams CM LLC); (2) 9,950,510 shares of iHeartMedia’s Class A common stock beneficially owned by Highfields Capital Management and managed investment funds (Mr. Jacobson is one of our directors and the managing member of Highfields GP and the senior managing member of Highfields Associates); (3) vested stock options representing 630,000 shares of iHeartMedia’s Class A common stock held by our directors and executive officers as a group; (4) 1,315,825 restricted shares of Class A common stock of iHeartMedia held by such persons; (5) 578,275 shares of iHeartMedia’s Class A common stock held by such persons; and (6) 706,215 shares of iHeartMedia’s Class A common stock held by Pittman CC LLC. As of April 5, 2018, the holdings of our directors and executive officers collectively represented 62.6% of iHeartMedia’s outstanding Class A common stock.

As of April 5, 2018, all of iHeartMedia’s directors and executive officers as a group also were the beneficial owners of CCOH’s Class A common stock as follows: (1) 1,046,032 shares of CCOH’s Class A common stock held by such persons; (2) vested stock options and stock options that will vest within 60 days after April 5, 2018 collectively representing 605,033 shares of CCOH’s Class A common stock; (3) 424,634 shares of unvested restricted Class A common stock of CCOH held by such persons; and (4) 3,354,390 shares of CCOH’s Class A common stock beneficially owned by Abrams CM LP and affiliates. As of April 5, 2018, these holdings collectively represented 11.1% of CCOH’s outstanding Class A common stock and 1.5% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Merger and the Management Agreement

In connection with our incorporation by the Sponsors for the purpose of acquiring iHeartCommunications pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”), we became party to a management agreement with the Sponsors and certain other parties thereto, pursuant to which the Sponsors provide management and financial advisory services to us and our wholly owned subsidiaries until 2018, at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the year ended December 31, 2017, we incurred an aggregate of $15.2 million in management fees and reimbursable expenses.

Stockholders Agreements

We are party to a stockholders agreement with CC IV, CC V, Mark P. Mays, Randall T. Mays, L. Lowry Mays and certain other parties. The stockholders agreement, among other things: (1) specifies how the parties vote in elections to our Board; (2) restricts the transfer of shares subject to the agreement; (3) includes the ability of CC IV to compel the parties to sell their shares in a change of control transaction or participate in a recapitalization of iHeartMedia; (4) gives the parties the right to subscribe for their pro rata share of proposed future issuances of equity securities by iHeartMedia or its subsidiaries to the Sponsors or their affiliates; (5) requires the parties to agree to customary lock-up agreements in connection with underwritten public offerings; and (6) provides the parties with customary demand and “piggy-back” registration rights. We, CC IV and CC V also entered into a separate agreement with Mark P. Mays, Randall T. Mays, L. Lowry Mays and certain other parties that set forth terms and conditions under which certain of their shares of our common stock would be repurchased by us following the termination of their employment (through the exercise of a “call option” by us or a “put option” by Mark P. Mays, Randall T. Mays and L. Lowry Mays, as applicable). Any shares of our common stock that Mark P. Mays, Randall T. Mays, L. Lowry Mays or their estate-planning entities acquired pursuant to stock elections are not subject to the stockholders agreement.

Affiliate Transaction Agreement

We, the Sponsors and iHeartCommunications are party to an agreement under which iHeartMedia agreed that neither it nor any of its subsidiaries will enter into or effect any affiliate transaction between iHeartMedia or one of its subsidiaries, on the one hand, and any Sponsor or any other private investment fund under common control with either Sponsor (collectively, the “principal investors”), on the other hand, without the prior approval of either a majority of the independent directors of iHeartMedia or a majority of the then-outstanding shares of our Class A common stock (excluding for purposes of such calculation from both (1) the votes cast and (2) of the outstanding shares of Class A common stock, all shares held at that time by any principal investor, any affiliate of a principal investor, or members of management and directors of iHeartMedia whose beneficial ownership information is required to be disclosed in filings with the SEC pursuant to Item 403 of Regulation S-K (the “public shares”)). That agreement expires upon the earlier of (1) an underwritten public offering and sale of our common stock which results in aggregate proceeds in excess of $250 million to us and after which our common stock is listed on NASDAQ’s National Market System or another national securities exchange (a “qualified public offering”) and (2) the consummation of a certain transaction resulting in a change of control (as defined in the agreement and summarized below) of iHeartMedia.

The following are not deemed to be affiliate transactions for purposes of the affiliate transaction agreement: (1) any commercial transaction between iHeartMedia or any of its subsidiaries, on the one hand, and any portfolio company in which any principal investor or any affiliate of a principal investor has a direct or indirect equity interest, on the other, so long as such transaction was entered into on an arms-length basis; (2) any purchase of bank debt or securities by a principal investor or an affiliate of a principal investor or any transaction between a principal investor or affiliate of a principal investor on the one hand, and iHeartMedia or one of its subsidiaries, on the other hand, related to the ownership of bank debt or securities, provided such purchase or transaction is on terms (except with respect to relief from all or part of any underwriting or placement fee applicable thereto) comparable to those consummated within an offering made to unaffiliated third parties; (3) the payment by iHeartMedia or one of its subsidiaries of up to $87.5 million in transaction fees to the principal investors or their affiliates in connection with the transactions contemplated by the Merger Agreement; (4) any payment of management, transaction, monitoring, or any other fees to the principal investors or their affiliates pursuant to an arrangement or structure whereby the holders of public shares of iHeartMedia are made whole for the portion of such fees paid by iHeartMedia that would otherwise be proportionate to their share holdings; and (5) any transaction to which a principal investor or an affiliate thereof is a party in its capacity as a stockholder of iHeartMedia that is offered generally to other stockholders of iHeartMedia (including the holders of shares of Class A common stock) on comparable or more favorable terms.

A change of control of iHeartMedia will be deemed to have occurred upon the occurrence of any of the following: (1) any consolidation or merger of iHeartMedia with or into any other corporation or other entity, or any other corporate reorganization or transaction (including the acquisition of stock of iHeartMedia), in which the direct and indirect stockholders of iHeartMedia immediately prior to such consolidation, merger, reorganization or transaction, own stock either representing less than 50% of the economic interests in and less than 50% of the voting power of iHeartMedia or other surviving entity immediately after such consolidation, merger, reorganization or transaction or that does not have, through the ownership of voting securities, by agreement or otherwise, the power to elect a majority of the entire board of directors of iHeartMedia or other surviving entity immediately after such consolidation, merger, reorganization or transaction, excluding any bona fide primary or secondary public offering; (2) any stock sale or other transaction or series of related transactions, after giving effect to which in excess of 50% of iHeartMedia’s voting power is owned by any person or entity and its “affiliates” or “associates” (as such terms are defined in the rules adopted by the SEC under the Securities Exchange Act), other than the principal investors and their respective affiliates, excluding any bona fide primary or secondary public offering; or (3) a sale, lease or other disposition of all or substantially all of the assets of iHeartMedia.

The agreement described above terminates upon the earlier of a qualified public offering and the consummation of a change of control (as defined therein). Other than as described in the prior sentence, the agreement may not be terminated, amended, supplemented or otherwise modified without the prior written approval of either (1) a majority of the independent directors of iHeartMedia elected by the holders of Class A common stock of iHeartMedia or (2) a majority of the then-outstanding public shares.

Corporate Services Agreement

iHMMS has entered into a Corporate Services Agreement with CCOH to provide CCOH certain administrative and support services and other assistance. Pursuant to the Corporate Services Agreement, as long as iHeartCommunications continues to own greater than 50% of the total voting power of CCOH’s common stock, iHMMS will provide CCOH with such services and other assistance, which CCOH must accept. These include, among other things, the following:

•	treasury, payroll and other financial related services;

•	certain executive officer services;

•	human resources and employee benefits;

•	legal and related services;

•	information systems, network and related services;

•	investment services;

•	corporate services; and

•	procurement and sourcing support.

The charges for the corporate services generally are intended to allow iHMMS to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount or number of users of a service.

Under the Corporate Services Agreement, iHMMS and CCOH each have the right to purchase goods or services, use intellectual property licensed from third parties and realize other benefits and rights under the other party’s agreements with third-party vendors to the extent allowed by such vendor agreements. The agreement also provides for the lease or sublease of certain facilities used in the operation of our respective businesses and for access to each other’s computing and telecommunications systems to the extent necessary to perform or receive the corporate services.

The Corporate Services Agreement provides that certain executive officers of iHeartCommunications will be made available to CCOH, and CCOH will be obligated to utilize those executive officers, to serve as CCOH’s executive officers. The Corporate Services Agreement may be terminated by mutual agreement or, after the date iHeartCommunications owns shares of CCOH’s common stock representing less than 50% of the total voting power of CCOH’s common stock, upon six months written notice by CCOH. iHMMS charges an allocable portion of the compensation and benefits costs of such persons based on a ratio of CCOH’s financial performance to the financial performance of iHeartCommunications. The compensation and benefits costs allocated to CCOH include such executives’ base salary, bonus and other standard employee benefits, but exclude equity-based compensation. See “Compensation Discussion and Analysis—Corporate Services Agreement” and footnote (g) to the Summary Compensation Table for additional information regarding the allocations. For the year ended December 31, 2017, charges for the corporate and executive services provided to CCOH under the Corporate Services Agreement totaled $68.7 million.

Commercial Transactions

As described elsewhere in this Annual report on Form 10-K/A, entities controlled by the Sponsors hold all of the shares of our Class B common stock and Class C common stock, representing a majority (whether measured by voting power or economic interest) of our equity. Seven of our current directors (John N. Belitsos, James C. Carlisle, John P. Connaughton, Matthew J. Freeman, Laura A. Grattan, Blair E. Hendrix and Scott M. Sperling) are affiliated with the Sponsors. Prior to becoming our President and Chief Financial Officer on July 29, 2013, Richard J. Bressler was a managing director at THL. In addition, director David C. Abrams is the managing member of the investment firm Abrams Capital, which beneficially owned 21.3% of our outstanding Class A common stock as of April 5, 2018, and director Jonathon S. Jacobson is the founder and Chief Investment Officer of the investment firm Highfields Capital Management, which beneficially owned 31.2% of our outstanding Class A common stock as of April 5, 2018. See “Security Ownership of Certain Beneficial Owners and Management.”

We are a leading global media and entertainment company specializing in radio, digital, out-of-home, mobile and on-demand entertainment and information services for national audiences and local communities and provide premiere opportunities for advertisers. We operate in more than 35 countries across five continents. The Sponsors are private equity firms and Mr. Abrams and Mr. Jacobson are affiliated with investment firms, each of which has investments in many companies. As a result of our worldwide reach, the nature of our business and the breadth of investments by the Sponsors and the investment firms affiliated with Mr. Abrams and Mr. Jacobson, it is not unusual for us to engage in ordinary course of business transactions with entities in which one of our directors, executive officers, greater than 5% stockholders or an immediate family member of any of them, may also be a director, executive officer, partner or investor or have some other direct or indirect interest.

During 2017, we provided ordinary course of business advertising and other services and/or received ordinary course of business services related to our media and entertainment and outdoor businesses exceeding $120,000 in value with respect to 11 companies in which one or both of the Sponsors or Abrams Capital directly or indirectly owned a greater than 10% equity interest. These transactions were negotiated on an arms-length basis and, in the aggregate, we were paid $4.4 million by these entities and we paid $1.1 million to these entities with respect to these 2017 transactions, including to an entity in which THL directly or indirectly owns a greater than 10% equity interest that provided us with commercial credit card processing services and payroll tax services pursuant to an arms-length agreement at competitive market rates. During 2017, we paid approximately $135,000 pursuant to this agreement.

During 2017, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company (“Broader Media”), repurchased from unaffiliated third parties approximately $4.0 million aggregate principal amount of iHeartCommunications’ 10.0% Senior Notes due 2018 (the “2018 Notes”) for an aggregate purchase price of approximately $2.7 million.

From time to time the Sponsors or their affiliates or the investment firms affiliated with Mr. Abrams and Mr. Jacobson may acquire loans or debt securities (collectively, the “iHeartCommunications Debt Securities”) issued by iHeartCommunications either directly from iHeartCommunications, in open market transactions or through loan syndications. As of December 31, 2017, the Sponsors collectively owned approximately $1.1 billion of term loans under iHeartCommunications’ senior secured credit facilities and the investment firms affiliated with Mr. Abrams and Mr. Jacobson owned approximately $17.8 million of term loans under iHeartCommunications’ senior secured credit facilities, and Bain Capital owned approximately $98.6 million of other iHeartCommunications debt securities and the investment firms affiliated with Mr. Abrams and Mr. Jacobson owned approximately $187.9 million of other iHeartCommunications debt securities. As of March 12, 2018, the Sponsors collectively owned approximately

$952.7 million of term loans under iHeartCommunications’ senior secured credit facilities and the investment firms affiliated with Mr. Abrams and Mr. Jacobson owned approximately $17.8 million of term loans under iHeartCommunications’ senior secured credit facilities, and Bain Capital owned approximately $101.6 million of other iHeartCommunications debt securities and the investment firms affiliated with Mr. Abrams and Mr. Jacobson owned approximately $187.9 million of other iHeartCommunications debt securities. During 2017, iHeartCommunications also paid an aggregate of approximately $114.0 million in interest and an aggregate of approximately $0 in principal on the iHeartCommunications Debt Securities owned by the Sponsors and an aggregate of approximately $4.6 million in interest and an aggregate of approximately $0 in principal on the iHeartCommunications Debt Securities owned by the investment firms affiliated with Mr. Abrams and Mr. Jacobson. The largest principal amount of the iHeartCommunications Debt Securities owned by the Sponsors collectively and owned by the investment firms affiliated with Mr. Abrams and Mr. Jacobson collectively was approximately $1.4 billion and $202.7 million, respectively, during 2017. As of December 31, 2017, the iHeartCommunications term loans owned by the Sponsors and the investment firm affiliated with Mr. Jacobson bear interest at various rates between LIBOR + 3.65% and LIBOR + 7.50%. The other iHeartCommunications Debt Securities owned by the Sponsors bear interest at 9.0% and the other iHeartCommunications Debt Securities owned by the investment firms affiliated with Mr. Abrams and Mr. Jacobson bear interest at 14.0% and 9.0%, respectively.

In September 2016, iHeartCommunications completed a consent solicitation (the “September 2016 Consent Solicitation”) with respect to its outstanding Senior Notes due 2021 (the “2021 Notes”), and in December 2016, iHeartCommunications completed another consent solicitation (the “December 2016 Consent Solicitation”) with respect to the 2021 Notes. Funds affiliated with Mr. Abrams were holders of the 2021 Notes and received consent payments of approximately $916,113 in the September 2016 Consent Solicitation and approximately $180,800 in the December 2016 Consent Solicitation. In addition, funds affiliated with Mr. Abrams will be entitled to an additional consent payment of $271,201 if we complete an exchange offer in which iHeartCommunications relies on the changes effected by the indenture amendment that was approved in the December 2016 Consent Solicitation.

During 2012, iHeartCommunications offered eligible lenders under its senior secured credit facility the opportunity to exchange certain outstanding term loans for newly issued iHeartCommunications 9.0% Priority Guarantee Notes due 2019 (the “Priority Guarantee Notes”). As part of that transaction, the Sponsors and investment firms affiliated with Mr. Abrams and Mr. Jacobson exchanged term loans held by them for the same principal amount of iHeartCommunications’ Priority Guarantee Notes. Similarly, during 2013, iHeartCommunications offered to eligible holders of its outstanding 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 (collectively, the “Outstanding Senior Notes”) the opportunity to exchange Outstanding Senior Notes for newly issued iHeartCommunications Senior Notes due 2021 (the “New Senior Notes”). Investment firms affiliated with Mr. Abrams exchanged Outstanding Senior Notes for New Senior Notes as part of that transaction. Because these entities are affiliates of iHeartCommunications’, they were not eligible to participate in the “A/B exchange offers” with respect to the Priority Guarantee Notes and the New Senior Notes that were required by the registration rights agreements relating to such notes. Under the terms of the registration rights agreements relating to the Priority Guarantee Notes and the New Senior Notes, these affiliates holding the unregistered Priority Guarantee Notes had the right to require iHeartCommunications to file a shelf registration statement for the resale of their Priority Guarantee Notes by giving notice by August 2013 and investment firms affiliated with Mr. Abrams had the right to require iHeartCommunications to file a shelf registration statement for the resale of their New Senior Notes by giving notice by March 2014. In exchange for the agreement of these affiliates still holding unregistered Priority Guarantee Notes or unregistered New Senior Notes not to trigger the requirement to file a shelf registration statement by the applicable deadlines and waive their existing rights, in August 2013 iHeartCommunications agreed to extend the time period that these affiliates may trigger their rights to require us to file a shelf registration statement for the Priority Guarantee Notes and in March 2014 iHeartCommunications agreed to extend the time period that the investment firms affiliated with Mr. Abrams may trigger their rights to require us to file a shelf registration statement for the New Senior Notes. To date, none of these affiliates has triggered these rights.

As part of the employment agreement for Robert W. Pittman, who became our Chief Executive Officer and a member of our Board on October 2, 2011, we agreed to provide him with an aircraft for his personal and business use during the term of his employment. For a description of Mr. Pittman’s employment agreement, see “Executive Compensation—Employment Agreements with the Named Executive Officers.” Subsequently, one of our subsidiaries entered into a six-year aircraft lease with Yet Again Inc., a company controlled by Mr. Pittman, to lease an airplane for his use in exchange for a one-time upfront lease payment of $3.0 million during 2011.

On December 13, 2013 we terminated the lease agreement with Yet Again Inc. Pursuant to the terms of the original lease, Yet Again Inc. refunded to us $1,953,427 of the one-time upfront lease payment, based upon the period remaining in the term. On December 23, 2013, one of our subsidiaries entered into an aircraft lease with FalconAgain, Inc., a company controlled by Mr. Pittman (“FalconAgain”), to lease an airplane for his use in exchange for a one-time payment of $1,953,427, which our subsidiary paid in 2013. On November 1, 217, we extended the lease with FalconAgain until January 13, 2019 (the “Lease Extension”). The Lease

Extension provided that we pay a monthly lease payment of $41,476.66 during the term of the Lease Extension, prorated as applicable, for the first and last month of the Lease Extension. Our subsidiary also is responsible for all related taxes, insurance and maintenance costs during the lease term (other than discretionary upgrades, capital improvements or refurbishment). In addition, we paid Mr. Pittman $48,653 and $32,581, respectively, during 2017 and 2016 as reimbursement for Mr. Pittman’s business use of a helicopter. In 2015, pursuant to an agreement made in 2014, we subleased 10,000 square feet of unused space within one of our office leases in New York City (midtown Manhattan) to North American Membership Group, Inc., (“NAMG”) a portfolio company of Pilot Group II LP, an entity in which Mr. Pittman is an investor and in which he controls the general partner (“Pilot Group”). Fixed rent during 2015 was approximately $400,000 plus a proportionate share of building expenses. We also subleased 5,000 square feet within that same lease to Pilot Group Manager LLC, the management company for the Pilot Group and an entity in which Mr. Pittman is a member, for fixed rent during 2015 of approximately $158,000 plus a proportionate share of building expenses. While both subleases contained annual renewal clauses, neither Pilot Group Manager LLC, nor NAMG, opted to exercise their renewal options for 2016, electing instead to downsize their respective subspaces within our leasehold. Effective January 1, 2016, NAMG subleased 3,000 square feet within that same leasehold for a fixed rent of $94,530 annually plus a proportionate share of building expenses, from us and the Pilot Group subleased 1,800 square feet for a fixed rent of $56,718 annually plus a proportionate share of building expenses. During 2016, neither NAMG nor Pilot Group Manager LLC renewed their respective subleases for 2017 and the subleases were both terminated as of December 31, 2016. In addition, on November 15, 2010, we issued and sold 706,215 shares of our Class A common stock to Pittman CC LLC, a Delaware limited liability company controlled by Mr. Pittman, for $5,000,000 in cash, pursuant to a Stock Purchase Agreement dated November 15, 2010 by and among Pittman CC LLC, CC IV and CC V. Fifty percent of the shares were vested upon issuance and the remaining shares will vest upon certain liquidity transactions initiated by the Sponsors.

Policy on Review, Approval or Ratification of Transactions with Related Persons

We have adopted formal written policies and procedures for the review, approval or ratification of certain related party transactions involving us and one of our executive officers, directors or nominees for director, or owner of more than 5% of any class of iHeartMedia’s voting securities, and which may be required to be reported under the SEC disclosure rules. Such transactions must be pre-approved by the Audit Committee of our Board (other than the directors involved, if any) or by a majority of disinterested directors, except that no such pre-approval shall be required for an agreement, or series of related agreements, providing solely for ordinary course of business transactions made on standard terms and conditions where the aggregate amount to be paid to us is less than $20 million or the aggregate amount paid by us is less than $500,000. In addition, if our management, in consultation with our Chief Executive Officer or Chief Financial Officer, determines that it is not practicable to wait until the next Audit Committee meeting to approve or ratify a particular transaction, then the Board has delegated authority to the Chairman of the Audit Committee to approve or ratify such transactions. The Chairman of the Audit Committee reports to the Audit Committee any transactions reviewed by him or her pursuant to this delegated authority at the next Audit Committee meeting. The primary consideration with respect to the approval of related party transactions is the overall fairness of the terms of the transaction to us. The related person transactions described above in this Annual Report on Form 10-K/A were ratified or approved by the Audit Committee or Board pursuant to these policies and procedures, to the extent required. We generally expect transactions of a similar nature to occur during 2017.

Independence of Directors

The Board has adopted the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”) for determining the independence of its members. To be considered independent under NASDAQ rules, a director may not be employed by iHeartMedia or engage in certain types of business dealings with iHeartMedia. As required, the Board has made a determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has affirmatively determined that Frederic F. Brace, Charles H. Cremens and Jonathon S. Jacobson are independent directors under the listing standards of NASDAQ. In making these determinations, the Board reviewed information provided by the directors and by iHeartMedia with regard to the directors’ business and personal activities as they relate to iHeartMedia and its affiliates. In the ordinary course of business during 2017, we entered into various transactions with certain entities affiliated with members of our Board. Our Board considered the following transactions and relationships in making their independence determinations with respect to Messrs. Brace, Cremens and Jacobson:

•	A corporation for which Mr. Cremens serves as a director paid us approximately $955,000 during 2017 for radio advertising services.

•	A corporation for which Mr. Brace serves as a director paid us approximately $43,000 during 2017 for radio advertising services.

•	During 2017, our affiliates donated radio and outdoor public service announcements to a charity for which an immediate family member of Mr. Jacobson serves as a director (approximately $11,000 in aggregate value).

•	Funds affiliated with Mr. Jacobson also own certain term loans and other debt securities of our indirect wholly owned subsidiary, iHeartCommunications, Inc. (“iHeartCommunications”), as described in “Certain Relationships and Related Party Transactions—Commercial Transactions.”

The transactions described above are arms-length, ordinary course of business commercial, charitable or financing transactions and we generally expect transactions of a similar nature to occur during 2018. Our Board has concluded that such transactions or relationships do not impair the independence of the director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following fees for services provided by Ernst & Young LLP were incurred by iHeartMedia with respect to the years ended December 31, 2017 and 2016:

	Years Ended December 31,
(In thousands)	2017	2016
Audit fees(a)	$9,281	$8,848
Audit-Related Fees(b)	97	99
Tax Fees(c)	1,836	1,260
All Other Fees(d)	340	255

Total Fees for Services	$11,554	$10,462

(a)	Audit Fees include professional services rendered for the audit of annual financial statements and reviews of quarterly financial statements. This category also includes fees for statutory audits required internationally, services associated with documents filed with the SEC and in connection with securities offerings and private placements, work performed by tax professionals in connection with the audit or quarterly reviews, and accounting consultation and research work necessary to comply with financial reporting and accounting standards.
(b)	Audit-Related Fees include assurance and related services not reported under annual Audit Fees that reasonably relate to the performance of the audit or review of our financial statements and are not reported under Audit Fees, including attest and agreed-upon procedures services not required by statute or regulations, information systems reviews, due diligence related to mergers and acquisitions and employee benefit plan audits required internationally.
(c)	Tax Fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews. Of the $1,835,900 in Tax Fees with respect to 2017 and $1,259,500 in Tax Fees with respect to 2016, $63,500 and $44,300, respectively, was related to tax compliance services.
(d)	All Other Fees include fees for products and services other than those in the above three categories. This category includes permitted corporate finance services and certain advisory services.

iHeartMedia’s Audit Committee has considered whether Ernst & Young LLP’s provision of non-audit services to iHeartMedia is compatible with maintaining Ernst & Young LLP’s independence.

The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for iHeartMedia by its independent auditor. The Chairman of the Audit Committee may represent the entire Audit Committee for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committee no later than its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)3. Exhibits

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (Incorporated by reference to Exhibit 3.1 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.)

3.2	Amended and Restated ByLaws of iHeartMedia, Inc. (Incorporated by reference to Exhibit 3.2 to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

4.1	Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on August 28, 1998).

4.3	Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 17, 2004).

4.4	Indenture, dated as of February 23, 2011, to Indenture dated as of February 23, 2011, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.5	Supplemental Indenture, dated as of June 14, 2011, to Indenture dated as of February 23, 2011, among iHeartCommunications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.6	Indenture, dated as of October 25, 2012, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

4.7	Indenture, dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on March 1, 2013).

4.8	Indenture, dated as of June 21, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 21, 2013).

4.9	First Supplemental Indenture, dated as of December 16, 2013, to Indenture dated as of June 21, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.26 to Amendment No. 1 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 16, 2013).

4.10	Second Supplemental Indenture, dated as of December 24, 2013, to Indenture dated as of June 21, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.28 to Amendment No. 2 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.11	Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.12	Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.13	Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.14	Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.15	Indenture, dated as of May 1, 2014, among CCU Escrow Corporation and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.16	First Supplemental Indenture, dated as of June 6, 2014, to Indenture dated as of May 1, 2014, among iHeartCommunications, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.17	Third Supplemental Indenture, dated as of August 22, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and Law Debenture Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Form 8-K filed on August 22, 2014).

4.18	Indenture, dated as of September 10, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).

4.19	First Supplemental Indenture, dated as of September 29, 2014, to Indenture dated as of September 10, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as the collateral agent (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 29, 2014).

4.20	Indenture, dated as of February 26, 2015, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 26, 2015).

4.21	Indenture, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 16, 2015).

4.22	Fourth Supplemental Indenture, dated as of October 3, 2016, to Indenture dated as of June 21, 2013, between iHeartCommunications, Inc. and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 4, 2016).

4.23	Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 23, 2011, among certain subsidiary guarantors named therein, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar, authentication agent and transfer agent (Incorporated by reference to Exhibit 4.23 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.24	First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of October 25, 2012, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.24 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.25	First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 28, 2013, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.25 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.26	Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of September 10, 2014, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.26 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.27	First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 26, 2015, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.27 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.28	Fifth Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of June 21, 2013, among certain subsidiary guarantors named therein and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.28 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.29	Sixth Supplemental Indenture, dated as of December 9, 2016, to Indenture dated as of June 21, 2013, between iHeartCommunications, Inc. and Delaware Trust Company, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 12, 2016)

4.30	Second Supplemental Indenture, dated as of February 7, 2017, to Indenture dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and UMB Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 7, 2017).

4.31	Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2017).

4.32	Registration Rights Agreement, dated February 7, 2017, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC as guarantor, the subsidiary guarantors party thereto, and Moelis & Company LLC, as dealer manager (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 7, 2017).

10.1	Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among iHeartCommunications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, iHeartMedia Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3	Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 4, 2013).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6	Amended and Restated Credit Agreement, dated as of December 24, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers party thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 27, 2012).

10.7	Revolving Promissory Note dated November 10, 2005 payable by iHeartCommunications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.41 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.10	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to iHeartCommunications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.11	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.42 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartMedia Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among iHeartMedia, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.18	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, iHeartMedia, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.19	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, iHeartMedia, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.20§	Stockholders Agreement, dated as of July 29, 2008, by and among iHeartMedia, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.21§	Side Letter Agreement, dated as of July 29, 2008, among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.22	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among iHeartMedia, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the iHeartMedia, Inc. Form 8-A Registration Statement filed on July 30, 2008).

10.23§	Side Letter Agreement, dated as of December 22, 2009, by and among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.24§	Agreement Regarding Aircraft, dated May 31, 2013, by and among iHeartCommunications, Inc., Mark P. Mays, Randall T. Mays and L. Lowry Mays (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.25§	Stock Purchase Agreement dated as of November 15, 2010 by and among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.26§	Aircraft Lease Agreement dated as of November 16, 2011 by and between Yet Again Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.27§	Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.28§	Letter Agreement dated as of January 13, 2014 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.29§	Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.30§	Amendment No. 1 to the CC Executive Incentive Plan, effective as of July 1, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.31§	Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.32§	Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.33§	Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.34§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.35§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.36§	iHeartMedia, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.37§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.38§	First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.39§	Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.40§	Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.41§	Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.42§	Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.43§	Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.44§	Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.45§	Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.46§	Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.47§	Relocation Policy—Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.48§	Relocation Policy—Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.49§	Relocation Policy—Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.50§	Form of iHeartMedia, Inc. and iHeartCommunications, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.51§	Indemnification Agreement by and among iHeartMedia, Inc., iHeartCommunications, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.52§	Form of Clear Channel Outdoor Holdings, Inc. Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.53§	Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.54§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.55§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.56§	Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.57§	Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.58§	Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.59§	Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.60§	Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.61§	Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.38 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.62§	Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.63§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.44 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.64§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott D. Hamilton and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.63 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.65§	Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.66§	Amendment to the Executive Option Agreement under the CC Executive Incentive Plan, dated as of January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.67§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.74 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.68§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.75 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.69§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.77 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.70§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.78 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.71§	Restricted Stock Agreement under the CC Executive Incentive Plan, dated January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit C of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.72§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.73§	Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.74§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.75§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.76§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.77§	Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.78§	Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.79	Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.80§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.81§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.82§	Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.83	Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.84§	iHeartMedia, Inc. 2015 Executive Long-Term Incentive Plan (Incorporated by reference to Appendix A to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.85§	iHeartMedia, Inc. 2015 Supplemental Incentive Plan (Incorporated by reference to Appendix B to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.86§	iHeartMedia, Inc. 2015 Executive Incentive Plan (Incorporated by reference to Appendix C to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.87§	Form of Retention Bonus Agreement (Incorporated by reference to Exhibit 10.87 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

10.88§	iHeartMedia, Inc. 2017 Key Employee Incentive Plan (Incorporated by reference to Exhibit 10.88 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

10.89	Credit Agreement, dated as of November 30, 2017, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers party thereto, TPG Specialty Lending, Inc., as Administrative Agent and Sole Lead Arranger, the other lenders and letter of credit issuers from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.90	Third Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by iHeartCommunications, Inc., as maker, and Clear Channel Outdoor Holdings, Inc., as payee (Incorporated by reference to Exhibit 10.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.91	Second Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as maker, and iHeartCommunications, Inc., as payee (Incorporated by reference to Exhibit 10.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.92§	Employment Agreement Amendment, dated as of November 10, 2017, by and between Robert H. Walls, Jr. and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 16, 2017).

10.93§	First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 5, 2017).

10.94	Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.95§	Amendment No. 3 to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.96§	First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.97	Restructuring Support Agreement, dated March 16, 2018, by and among iHeartMedia, Inc., the subsidiaries party thereto, and the creditors and equityholders party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Current Report on Form 8-K filed on March 19, 2018).

21†	Subsidiaries.

23†	Consent of Ernst & Young LLP.

24†	Power of Attorney (included on signature page of the Original 2017 Form 10-K).

31.1†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017.

31.4*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	This exhibit was furnished with the Original 2017 Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Filed as an exhibit to the Original 2017 Form 10-K.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2018.

IHEARTMEDIA, INC.

By: /s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary