Form 10-Q
period 2018-03-31
iHeartMedia, Inc.
filed 2018-05-22
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2018
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	31,904,171 (1)
Class B Common Stock, $.001 par value	555,556
Class C Common Stock, $.001 par value	58,967,502
Class D Common Stock, $.001 par value	—

(1) Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$297,407	$267,109
Accounts receivable, net of allowance of $51,076 in 2018 and $48,450 in 2017	1,367,012	1,508,370
Prepaid expenses	269,148	209,330
Other current assets	148,638	82,538
Total Current Assets	2,082,205	2,067,347
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,151,469	1,180,882
Other property, plant and equipment, net	687,330	703,832
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,451,288	2,451,813
Indefinite-lived intangibles - permits	977,152	977,152
Other intangibles, net	503,656	550,056
Goodwill	4,054,100	4,051,082
OTHER ASSETS
Other assets	285,793	278,267
Total Assets	$12,192,993	$12,260,431
CURRENT LIABILITIES
Accounts payable	$135,947	$163,449
Accrued expenses	584,958	764,275
Accrued interest	11,468	268,102
Deferred income	249,092	186,404
Current portion of long-term debt	820	14,972,367
Total Current Liabilities	982,285	16,354,597
Long-term debt	5,636,670	5,676,814
Deferred income taxes	336,787	959,390
Other long-term liabilities	501,526	597,085
Liabilities subject to compromise	16,488,391	—
Commitments and contingent liabilities (Note 5)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	31,142	42,764
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 32,552,286 and 32,626,168 shares in 2018 and 2017, respectively	32	32
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2018 and 2017	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2018 and 2017	59	59
Class D Common Stock, par value $.001 per share, authorized 200,000,000 shares, no shares issued in 2018 and 2017	—	—
Additional paid-in capital	2,073,144	2,072,566
Accumulated deficit	(13,543,496)	(13,127,843)
Accumulated other comprehensive loss	(311,071)	(312,560)
Cost of shares (616,230 in 2018 and 610,991 in 2017) held in treasury	(2,477)	(2,474)
Total Stockholders' Deficit	(11,752,666)	(11,327,455)
Total Liabilities and Stockholders' Deficit	$12,192,993	$12,260,431
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except share and per share data)	Three Months Ended March 31,
	2018	2017
Revenue	$1,369,961	$1,329,322
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	601,268	571,262
Selling, general and administrative expenses (excludes depreciation and amortization)	472,987	450,619
Corporate expenses (excludes depreciation and amortization)	78,734	78,362
Depreciation and amortization	151,434	146,106
Other operating income (expense), net	(3,286)	31,084
Operating income	62,252	114,057
Interest expense (excludes contractual interest of $66,324 for the first quarter 2018)	418,397	455,337
Equity in earnings (loss) of nonconsolidated affiliates	157	(242)
Other expense, net	(873)	(15,374)
Reorganization items, net	192,055	—
Loss before income taxes	(548,916)	(356,896)
Income tax benefit (expense)	117,366	(30,684)
Consolidated net loss	(431,550)	(387,580)
Less amount attributable to noncontrolling interest	(15,897)	635
Net loss attributable to the Company	$(415,653)	$(388,215)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,016	9,728
Unrealized holding loss on marketable securities	(90)	(57)
Reclassification adjustments	—	(1,644)
Other comprehensive income	6,926	8,027
Comprehensive loss	(408,727)	(380,188)
Less amount attributable to noncontrolling interest	5,437	(1,463)
Comprehensive loss attributable to the Company	$(414,164)	$(378,725)
Net loss attributable to the Company per common share:
Basic	$(4.88)	$(4.58)
Weighted average common shares outstanding - Basic	85,215	84,754
Diluted	$(4.88)	$(4.58)
Weighted average common shares outstanding - Diluted	85,215	84,754
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(431,550)	$(387,580)
Reconciling items:
Depreciation and amortization	151,434	146,106
Deferred taxes	(118,703)	4,572
Provision for doubtful accounts	8,515	5,847
Amortization of deferred financing charges and note discounts, net	13,671	14,098
Non-cash Reorganization items, net	191,903	—
Share-based compensation	2,684	3,059
(Gain) loss on disposal of operating and other assets	1,678	(33,080)
Equity in (earnings) loss of nonconsolidated affiliates	(157)	242
Barter and trade income	(1,417)	(10,094)
Other reconciling items, net	(19,883)	(3,053)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	157,856	119,241
Increase in prepaid expenses and other current assets	(54,527)	(91,246)
Decrease in accrued expenses	(115,777)	(94,376)
Increase (decrease) in accounts payable	35,051	(30,670)
Increase (decrease) in accrued interest	310,235	(99,907)
Increase in deferred income	53,091	39,184
Changes in other operating assets and liabilities	(8,628)	(10,869)
Net cash provided by (used for) operating activities	175,476	(428,526)
Cash flows from investing activities:
Purchases of other investments	(253)	—
Proceeds from sale of other investments	294	622
Purchases of property, plant and equipment	(38,703)	(51,027)
Proceeds from disposal of assets	2,310	53,134
Purchases of other operating assets	(338)	(1,272)
Change in other, net	(506)	(862)
Net cash provided by (used for) investing activities	(37,196)	595
Cash flows from financing activities:
Draws on credit facilities	25,333	—
Payments on credit facilities	(59,000)	(25,375)
Payments on long-term debt	(55,597)	(1,677)
Dividends and other payments to noncontrolling interests	(3,166)	(27,245)
Change in other, net	(15)	(258)
Net cash used for financing activities	(92,445)	(54,555)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,366	3,817
Net increase (decrease) in cash, cash equivalents and restricted cash	49,201	(478,669)
Cash, cash equivalents and restricted cash at beginning of period	311,300	866,184
Cash, cash equivalents and restricted cash at end of period	$360,501	$387,515
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$94,533	$543,315
Cash paid for taxes	9,974	16,725
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.
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
The Company re-evaluated its segment reporting and determined that its Latin American operations should be managed by its International leadership team. As a result, beginning on January 1, 2018, the operations of Latin America are no longer reflected within the Company’s Americas segment and are included in the results of its International segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International segment.
Voluntary Filing under Chapter 11
On March 14, 2018 (the "Petition Date"), the Company, iHeartCommunications, Inc. ("iHeartCommunications") and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases.
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., Case No. 18-31274 (MI). The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, (iii) the entry of an order approving the disclosure statement by July 7, 2018 (subject to two 20-day extensions on the terms set forth on the RSA), (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (v) the effective date of the plan of reorganization occurring by March 14, 2019.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

iHeartCommunications, which is a Debtor in the Chapter 11 Cases, provides the day-to-day cash management services for CCOH’s cash activities and balances in the U.S. pursuant to the Corporate Services Agreement between iHeartCommunications and CCOH, and is continuing to do so during the Chapter 11 Cases pursuant to a cash management order approved by the Bankruptcy Court.
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed.
The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three months ended March 31, 2018 related to the bankruptcy proceedings, including unamortized long-term debt fees and discounts associated with debt classified as liabilities subject to compromise, are recorded as Reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the Consolidated Balance Sheet at March 31, 2018 as Liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding Reorganization items.
ASC 852 requires certain additional reporting for financial statements prepared between the bankruptcy filing date and the date of emergence from bankruptcy, including:

•
Reclassification of Debtor pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured, to a separate line item in the Consolidated Balance Sheet called, "Liabilities subject to compromise"; and

•	Segregation of Reorganization items, net as a separate line in the Consolidated Statement of Comprehensive Loss, outside of income from continuing operations.
Debtor-In-Possession
The Debtors are currently operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions and second day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees’ wages and related obligations; (ii) continue to operate their cash management system in a form substantially similar to pre-petition practice; (iii) use cash collateral on an interim basis; (iv) continue to honor certain obligations related to on-air talent, station affiliates and royalty obligations; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue their surety bond program; and (viii) maintain their insurance program in the ordinary course.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. See Note 13, Condensed Combined Debtor-In-Possession Financial Information.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.
Potential Claims
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by the deadline for general claims, which is currently expected to be June 18, 2018 (the “Bar Date”).
The Debtors' have received approximately 1,200 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $99.1 million. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
Reorganization Items, Net
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, legal and professional fees. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's accompanying Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018. See Note 12, Reorganization Items, Net.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying Consolidated Balance Sheet as of March 31, 2018 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 11, Liabilities Subject to Compromise.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As noted above, Liabilities subject to compromise will be resolved in connection with the Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Company’s plan of reorganization, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
New Accounting Pronouncements Recently Adopted
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s balance sheets, statements of comprehensive loss, or statements of cash flows for prior periods. Please refer to Note 2, “Revenue from Contracts with Customers,” for more information.
As a result of adopting this new accounting standard, the Company has updated its significant accounting policies for accounts receivable and revenue recognition, as follows:
Accounts Receivable
Accounts receivable are recorded when the Company has an unconditional right to payment, either because it has satisfied a performance obligation prior to receiving payment from the customer or has a non-cancelable contract that has been billed in advance in accordance with the Company’s normal billing terms.
Accounts receivable are recorded at the invoiced amount, net of reserves for sales returns and allowances and allowances for doubtful accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
Revenue Recognition
The Company recognizes revenue in amounts that reflect the consideration it expects to receive in exchange for transferring goods or services to customers, excluding sales taxes and other similar taxes collected on behalf of governmental authorities (the "transaction price”). When this consideration includes a variable amount, the Company estimates the amount of consideration it expects to receive and only recognizes revenue to the extent that it is probable it will not be reversed in a future reporting period. For revenue arrangements that contain multiple distinct goods or services, the Company allocates the transaction price to these performance obligations in proportion to their relative standalone selling prices.
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Revenues from the Company’s iHM segment are recognized at the point in time when advertisements or programs are broadcast or other contracted services are provided. Revenues from the Company’s Americas and International outdoor advertising segments’ contracts, which typically cover periods of a few weeks to one year, are generally recognized ratably over the term of the contract as the advertisement is displayed and the performance obligation is satisfied. Revenues from the Company’s Other segment’s full-service media representation contracts, which typically have terms of up to ten years in length, consist of contractual commissions realized from the sale of advertising on behalf of clients and are recognized at the point in time when these advertisements are broadcast. Advertising revenue is reported net of agency commissions.
The Company receives payments from customers based on billing schedules that are established in its contracts. Revenues from the Company’s iHM and Other segments are generally billed monthly upon satisfaction of the performance obligations. Outdoor advertising contracts are also generally billed monthly. Americas outdoor is generally billed in advance, and International outdoor includes a combination of advance billings and billings upon completion of service. Deferred income is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms.
Trade and barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is calculated based on the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

standalone selling price of the advertising spots or display space promised to the customer. Revenue is recognized on trade and barter transactions when the advertisements are broadcasted or displayed, and expenses are recorded ratably over a period that estimates when the merchandise, services or other assets received are utilized, or when the event occurs. Trade and barter revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Trade and barter revenues and expenses from continuing operations were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Consolidated:
Trade and barter revenues	$57,285	$60,105
Trade and barter expenses	66,281	56,067

iHM Segment:
Trade and barter revenues	$53,946	$56,096
Trade and barter expenses	61,561	52,287
The Company applies a practical expedient to recognize incremental costs of obtaining a contract as expense when incurred if the period of benefit is one year or less. These costs primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. Total capitalized costs to obtain a contract were immaterial during the periods presented.
Refer to Note 2, Revenue from Contracts with Customers, for more information about the Company’s revenue for the three months ended March 31, 2018 and 2017.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be presented with cash and cash equivalents in the statement of cash flows. Restricted cash is recorded in Other current assets and in Other assets in the Company's Consolidated Balance Sheets. The Company adopted ASU 2016-18 in the first quarter using the retrospective transition method, and accordingly, revised prior period amounts as shown in the Company's Consolidated Statements of Cash Flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$297,407	$267,109
Restricted cash included in:
Other current assets	46,507	26,096
Other assets	16,587	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$360,501	$311,300

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Debtors' Balance Sheet to the total of the amounts reported in the Debtors' Statement of Cash Flows:

(In thousands)	March 31, 2018
Cash and cash equivalents	$120,121
Restricted cash included in:
Other current assets	16,119
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$136,240
Stock Compensation
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of a stock-based award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if the modification accounting is not required. The guidance is being applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 on January 1, 2018 and the adoption of ASU 2017-09 did not have an impact on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
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

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generates revenue from several sources, as follows:

•
The primary source of revenue in the iHM segment is the sale of advertising on the Company’s broadcast radio stations, its iHeartRadio mobile application and website, station websites, and national and local live events. This segment also generates revenues from traffic and weather data, programming talent, network compensation, and other miscellaneous transactions.

•
The Americas and International outdoor segments generate revenue primarily from the sale of advertising space on printed and digital displays, including billboards, street furniture displays, transit displays and retail displays.

•
The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising for clients of its full-service media representation business, Katz Media, which is reported in the Company’s Other segment.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of the revenue transactions in the Outdoor segments are considered leases as the agreements convey to customers the right to use the Company’s advertising structures for a stated period of time. In order for a transaction with a customer to qualify as a lease, the arrangement must be dependent on the use of a specified advertising structure, and the customer must have almost exclusive use of that structure during the term of the arrangement. Therefore, arrangements that do not involve the use of an advertising structure, where the Company can substitute the advertising structure that is used to display the customer’s advertisement, or where the advertising structure displays advertisements for multiple customers throughout the day are not leases. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (Topic 840). All of the Company’s revenue transactions that do not qualify as a lease are accounted for as revenue from contracts with customers (Topic 606).
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three months ended March 31, 2018 and 2017:

(In thousands)	iHM	Americas Outdoor(1)	International Outdoor(1)	Other	Eliminations	Consolidated
Three Months Ended March 31, 2018
Revenue from contracts with customers:
United States	$740,445	$96,147	$—	$28,218	$(313)	$864,497
Other Americas	78	650	16,792	—	—	17,520
Europe	2,594	—	188,381	—	—	190,975
Asia-Pacific and other	4,250	—	6,508	—	—	10,758
Eliminations	(3,680)	—	(71)	—	—	(3,751)
Total	$743,687	$96,797	$211,610	$28,218	$(313)	$1,079,999
Revenue from leases	881	159,050	131,254	—	(1,223)	289,962
Total Revenue	$744,568	$255,847	$342,864	$28,218	$(1,536)	$1,369,961

Three Months Ended March 31, 2017
Revenue from contracts with customers:
United States	$753,332	$93,662	$—	$29,271	$(570)	$875,695
Other Americas	426	3,531	13,457	—	—	17,414
Europe	2,010	—	154,604	—	—	156,614
Asia-Pacific and other	3,805	—	5,456	—	—	9,261
Eliminations	(3,671)	—	(40)	—	—	(3,711)
Total	$755,902	$97,193	$173,477	29,271	$(570)	$1,055,273
Revenue from leases	1,271	163,153	110,903	—	(1,278)	274,049
Total Revenue	$757,173	$260,346	$284,380	$29,271	$(1,848)	$1,329,322
(1) Due to a re-evaluation of the Company’s internal segment reporting during the three months ended March 31, 2018, its operations in Latin America are being included in the International outdoor advertising segment results for all periods presented. See Note 1, Basis of Presentation.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the activity related to the Company’s contract balances from contracts with customers for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$1,200,050	$1,071,418
Additions (collections), net	(151,417)	(110,376)
Bad debt, net of recoveries	(7,460)	(5,538)
Ending balance, net of allowance	$1,041,173	$955,504
Accounts receivable from leases	325,839	289,145
Accounts receivable, total	$1,367,012	$1,244,649

Deferred income from contracts with customers:
Beginning balance	$297,686	$313,545
Revenue recognized, included in beginning balance	(112,114)	(124,246)
Additions, net of revenue recognized during period	138,613	136,651
Ending balance	$324,185	$325,950
Deferred income from leases	68,571	66,758
Deferred income, total	$392,756	$392,708
The Company’s contracts with customers generally have a term of one year or less; however, as of March 31, 2018, the Company expects to recognize $250.4 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation businesses have been excluded from this amount as they are contingent upon future sales. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.
Revenue from Leases
As of December 31, 2017, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(in thousands)
2018	$278,957
2019	37,024
2020	19,103
2021	13,683
2022	9,628
Thereafter	18,836
Total minimum future rentals	$377,231

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2018 and December 31, 2017, respectively:

(In thousands)	March 31, 2018	December 31, 2017
Land, buildings and improvements	$565,397	$562,702
Structures	2,890,924	2,864,442
Towers, transmitters and studio equipment	357,149	356,664
Furniture and other equipment	727,825	707,163
Construction in progress	69,958	74,810
	4,611,253	4,565,781
Less: accumulated depreciation	2,772,454	2,681,067
Property, plant and equipment, net	$1,838,799	$1,884,714
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its iHM segment and billboard permits in its Americas outdoor advertising segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor segment are subject to long-term, finite contracts unlike the Company’s permits in the United States.  Accordingly, there are no indefinite-lived intangible assets in the International outdoor segment.
Other Intangible Assets
Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets primarily include transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2018 and December 31, 2017, respectively:

(In thousands)	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$557,381	$(453,022)	$548,918	$(440,284)
Customer / advertiser relationships	1,226,328	(1,163,781)	1,226,314	(1,133,251)
Talent contracts	161,962	(142,513)	161,962	(138,728)
Representation contracts	77,507	(65,191)	77,507	(62,753)
Permanent easements	162,920	—	162,920	—
Other	373,864	(231,799)	372,292	(224,841)
Total	$2,559,962	$(2,056,306)	$2,549,913	$(1,999,857)
Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2018 and 2017 was $47.0 million and $49.1 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2019	$46,286
2020	39,433
2021	34,595
2022	29,354
2023	21,643
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2016	$3,288,481	$505,478	$190,785	$81,831	$4,066,575
Impairment	—	—	(1,591)	—	(1,591)
Acquisitions	2,442	2,252	—	—	4,694
Dispositions	(35,715)	—	(1,817)	—	(37,532)
Foreign currency	—	—	18,847	—	18,847
Assets held for sale	—	89	—	—	89
Balance as of December 31, 2017	$3,255,208	$507,819	$206,224	$81,831	$4,051,082
Dispositions	(1,606)	—	—	—	(1,606)
Foreign currency	—	—	4,624	—	4,624
Balance as of March 31, 2018	$3,253,602	$507,819	$210,848	$81,831	$4,054,100

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2018 and December 31, 2017 consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Senior Secured Credit Facilities	$—	$6,300,000
Receivables Based Credit Facility Due 2020(1)	379,047	405,000
9.0% Priority Guarantee Notes Due 2019	—	1,999,815
9.0% Priority Guarantee Notes Due 2021	—	1,750,000
11.25% Priority Guarantee Notes Due 2021	—	870,546
9.0% Priority Guarantee Notes Due 2022	—	1,000,000
10.625% Priority Guarantee Notes Due 2023	—	950,000
Subsidiary Revolving Credit Facility Due 2018(2)	—	—
Other secured subsidiary debt(3)	4,385	8,522
Total consolidated secured debt	383,432	13,283,883

14.0% Senior Notes Due 2021	—	1,763,925
Legacy Notes(4)	—	475,000
10.0% Senior Notes Due 2018(5)	—	47,482
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	375,000	375,000
Other subsidiary debt	333	24,615
Purchase accounting adjustments and original issue discount(6)	(360)	(136,653)
Long-term debt fees(6)	(45,915)	(109,071)
Long-term debt, net subject to compromise(7)	15,150,191	—
Total debt, prior to reclassification to Liabilities subject to compromise	20,787,681	20,649,181
Less: current portion	820	14,972,367
Less: Amounts reclassified to Liabilities subject to compromise	15,150,191	—
Total long-term debt	$5,636,670	$5,676,814

(1)
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a $300.0 million term loan and revolving credit commitments of $250.0 million. The facility has a three-year term, maturing in 2020 and accrues interest at a rate of LIBOR plus 4.75%. On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of this facility bringing its total outstanding borrowings under the facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of this facility. On the Petition Date, the Company incurred a prepayment premium of $5.5 million upon acceleration of the loans and pre-petition accrued interest and fees totaling $2.4 million, which were added to the principal amount outstanding under the facility, bringing the total outstanding borrowings under the facility to $379.0 million.

(2)
The Subsidiary Revolving Credit Facility provides for borrowings up to $75.0 million (the revolving credit commitment). The facility matures on August 22, 2018, and CCOH is in advanced negotiations with potential lenders to refinance the existing credit facility prior to its maturity.

(3)	Other secured subsidiary debt matures at various dates from 2018 through 2045.

(4)
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

(5)
On January 4, 2018, iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(6)
As a result of the Company's Chapter 11 Cases, the Company expensed $54.7 million of deferred long-term debt fees and $131.1 million of original issue discount to Reorganization items, net, in the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)
In connection with the Company's Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $17.2 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheet as of March 31, 2018. As of the Petition Date, the Company ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

The Company’s weighted average interest rate was 9.1% and 8.9% as of March 31, 2018 and December 31, 2017, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $16.2 billion and $15.4 billion as of March 31, 2018 and December 31, 2017, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.
Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2018, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $73.1 million, $166.9 million and $39.9 million, respectively. A portion of the outstanding bank guarantees and letters of credit were supported by $17.8 million and $25.4 million of cash collateral, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% senior notes due 2018 and 7.25% senior notes due 2027, and not in its individual capacity, filed an adversary proceeding against the Company in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% senior notes due 2018 and 7.25% senior notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% senior notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% senior notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% senior notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, the Company filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018.
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
Stockholder Litigation
On May 9, 2016, a stockholder of Clear Channel Outdoor Holdings, Inc. ("CCOH") filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants the Company, iHeartCommunications, Inc. ("iHeartCommunications"), an indirect subsidiary

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of the Company, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), the Company's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also was named as a nominal defendant. The complaint alleged that CCOH had been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleged that the defendants breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to the Company and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to the Company and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to the Company and iHeartCommunications through a dividend. The complaint also alleged that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleged that the Company, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The police investigation is on-going, and the Company is not aware of any litigation, claim or assessment pending against the Company. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
NOTE 6 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three months ended March 31, 2018 and 2017, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2018	2017
Current tax benefit (expense)	$(1,337)	$(26,112)
Deferred tax benefit (expense)	118,703	(4,572)
Income tax benefit (expense)	$117,366	$(30,684)
The effective tax rates for the three months ended March 31, 2018 and 2017 were 21.4% and (8.6)%, respectively. The 2018 effective tax rate was primarily impacted by changes to the Company’s estimated annual effective tax rate when compared to prior year, which are driven primarily by the mix of earnings and different tax rates in the jurisdictions in which the Company operates. The 2017 effective tax rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the “Tax Act”) which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the three months ended March 31, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material.  At March 31, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances.  The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholders' deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2018	$(11,370,219)	$42,764	$(11,327,455)
Net loss	(415,653)	(15,897)	(431,550)
Dividends declared and other payments to noncontrolling interests	—	(3,251)	(3,251)
Share-based compensation	579	2,105	2,684
Foreign currency translation adjustments	1,570	5,446	7,016
Unrealized holding loss on marketable securities	(81)	(9)	(90)
Other, net	(4)	(16)	(20)
Balances as of March 31, 2018	$(11,783,808)	$31,142	$(11,752,666)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2017	$(11,021,253)	$135,778	$(10,885,475)
Net income (loss)	(388,215)	635	(387,580)
Dividends declared and other payments to noncontrolling interests	—	(28,058)	(28,058)
Share-based compensation	700	2,359	3,059
Purchase of additional noncontrolling interests	137	(137)	—
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	11,018	(1,290)	9,728
Unrealized holding loss on marketable securities	(51)	(6)	(57)
Reclassification adjustments	(1,477)	(167)	(1,644)
Other, net	(2)	(221)	(223)
Balances as of March 31, 2017	$(11,399,143)	$107,847	$(11,291,296)
The Company has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended March 31,
	2018	2017
NUMERATOR:
Net loss attributable to the Company – common shares	$(415,653)	$(388,215)

DENOMINATOR:
Weighted average common shares outstanding - basic	85,215	84,754
Weighted average common shares outstanding - diluted(1)	85,215	84,754

Net loss attributable to the Company per common share:
Basic	$(4.88)	$(4.58)
Diluted	$(4.88)	$(4.58)

(1)
Outstanding equity awards of 8.2 million and 7.9 million for the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three months ended March 31, 2018 and 2017.
NOTE 9 – SEGMENT DATA
The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Americas outdoor advertising segment consists of operations primarily in the United States.  The International outdoor advertising segment primarily includes operations in Europe, Asia and Latin America.  The Other category includes the Company’s media representation business as well as other general support services and initiatives that are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions for each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expense.
As of January 1, 2018, the Company revised its segment reporting, as discussed in Note 1. The following table presents the Company's reportable segment results for the three months ended March 31, 2018 and 2017:

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2018
Revenue	$744,568	$255,847	$342,864	$28,218	$—	$(1,536)	$1,369,961
Direct operating expenses	241,066	124,873	235,329	—	—	—	601,268
Selling, general and administrative expenses	321,270	48,950	78,458	24,822	—	(513)	472,987
Corporate expenses	—	—	—	—	79,757	(1,023)	78,734
Depreciation and amortization	58,333	44,504	38,565	3,766	6,266	—	151,434
Other operating expense, net	—	—	—	—	(3,286)	—	(3,286)
Operating income (loss)	$123,899	$37,520	$(9,488)	$(370)	$(89,309)	$—	$62,252
Intersegment revenues	$14	$1,522	$—	$—	$—	$—	$1,536
Capital expenditures	$9,077	$12,907	$15,272	$40	$1,407	$—	$38,703
Share-based compensation expense	$—	$—	$—	$—	$2,684	$—	$2,684

Three Months Ended March 31, 2017
Revenue	$757,173	$260,346	$284,380	$29,271	$—	$(1,848)	$1,329,322
Direct operating expenses	243,331	130,651	197,280	—	—	—	571,262
Selling, general and administrative expenses	308,151	50,378	65,396	27,641	—	(947)	450,619
Corporate expenses	—	—	—	—	79,263	(901)	78,362
Depreciation and amortization	58,037	42,816	33,152	3,369	8,732	—	146,106
Other operating expense, net	—	—	—	—	31,084	—	31,084
Operating income (loss)	$147,654	$36,501	$(11,448)	$(1,739)	$(56,911)	$—	$114,057
Intersegment revenues	$—	$1,848	$—	$—	$—	$—	$1,848
Capital expenditures	$13,237	$13,588	$22,340	$63	$1,799	$—	$51,027
Share-based compensation expense	$—	$—	$—	$—	$3,059	$—	$3,059
NOTE 10 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until December 31, 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended March 31, 2018 and 2017, the Company recognized management fees and reimbursable expenses of $3.1 million and $3.8 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1, "Basis of Presentation", since the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at March 31, 2018 consisted of the following:

(In thousands)	March 31, 2018
Accounts payable	$64,448
Accrued expenses	142,443
Deferred taxes	502,334
Accounts payable, accrued and other liabilities	709,225
Debt subject to compromise	15,150,191
Accrued interest on debt subject to compromise	540,862
Other long-term liabilities	88,113
Long-term debt, accrued interest and other long-term liabilities	15,779,166
Total liabilities subject to compromise	$16,488,391
Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan of Reorganization. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.
NOTE 12 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three months ended March 31, 2018 and were as follows:

(In thousands)	Three Months Ended March 31, 2018
Write-off of deferred long-term debt fees on debt subject to compromise	$54,670
Write-off of original issue discount on debt subject to compromise	131,100
Professional fees	6,285
Reorganization items, net	$192,055
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Deferred long-term debt fees and original issue discount are included in Reorganization items, net.
As of March 31, 2018, $6.1 million of professional fees were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet.
NOTE 13 – CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The financial statements below represent the condensed combined financial statements of the Debtors. Effective January 1, 2018, the results of the Company’s Non-Filing Entities, which are comprised primarily of the Company's Americas outdoor and International outdoor segments, are not included in these condensed combined financial statements.
Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Balance Sheet

(In thousands)	March 31, 2018
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$120,121
Accounts receivable, net of allowance of $26.8 million	728,528
Prepaid expenses	118,179
Other current assets	83,269
Total Current Assets	1,050,097
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	473,231
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,442,785
Other intangibles, net	230,075
Goodwill	3,335,433
OTHER ASSETS
Other assets	47,398
Total Assets	$7,579,019
CURRENT LIABILITIES
Accounts payable	$15,001
Intercompany payable	193
Accrued expenses	90,026
Accrued interest	1,363
Deferred income	137,592
Total Current Liabilities	244,175
Long-term debt	365,811
Other long-term liabilities	237,313
Liabilities subject to compromise[1]	17,520,114
EQUITY (DEFICIT)
Equity	(10,788,394)
Total Liabilities and Equity	$7,579,019
1In connection with the cash management arrangements with CCOH, the Company maintains an intercompany revolving promissory note payable by the Company to CCOH (the "Intercompany Note"), which matures on May 15, 2019. Liabilities subject to compromise include the principal amount outstanding under the Intercompany Note, which totals $1,031.7 million as of March 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statement of Operations

(In thousands)	Three Months Ended March 31, 2018
Revenue	$767,007
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	239,461
Selling, general and administrative expenses (excludes depreciation and amortization)	342,951
Corporate expenses (excludes depreciation and amortization)	44,308
Depreciation and amortization	67,116
Other operating expense, net	(3,232)
Operating income	69,939
Interest expense, net[1]	342,564
Equity in loss of nonconsolidated affiliates	(32)
Gain on extinguishment of debt	5,667
Dividend income[2]	25,483
Other expense, net	(20,060)
Reorganization items, net	192,055
Loss before income taxes	(453,622)
Income tax benefit	162,973
Net loss	$(290,649)
1Includes interest incurred during the three months ended March 31, 2018 in relation to the Intercompany Note.
2Consists of cash dividends received from Non-Debtor entities during the three months ended March 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statement of Cash Flows

(In thousands)	Three Months Ended March 31, 2018
Cash flows from operating activities:
Consolidated net loss	$(290,649)
Reconciling items:
Depreciation and amortization	67,116
Deferred taxes	(138,949)
Provision for doubtful accounts	6,829
Amortization of deferred financing charges and note discounts, net	11,043
Non-cash Reorganization items, net	191,903
Share-based compensation	578
Loss on disposal of operating and other assets	1,864
Equity in loss of nonconsolidated affiliates	32
Gain on extinguishment of debt	(5,667)
Barter and trade income	(357)
Other reconciling items, net	(80)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	110,270
Increase in prepaid expenses and other current assets	(66,429)
Decrease in accrued expenses	(27,223)
Increase in accounts payable	4,444
Increase in accrued interest	301,896
Increase in deferred income	13,604
Changes in other operating assets and liabilities	(1,116)
Net cash provided by operating activities	179,109
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,010)
Proceeds from disposal of assets	1,028
Purchases of other operating assets	(305)
Change in other, net	(29)
Net cash used for investing activities	(9,316)
Cash flows from financing activities:
Draws on credit facilities	25,000
Payments on credit facilities	(59,000)
Payments on long-term debt	(50,027)
Net transfers to related parties	(51,996)
Change in other, net	2
Net cash used for financing activities	(136,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—
Net increase in cash, cash equivalents and restricted cash	33,772
Cash, cash equivalents and restricted cash at beginning of period	102,468
Cash, cash equivalents and restricted cash at end of period	$136,240

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
We re-evaluated our segment reporting and determined that our Latin America operations should be managed by our International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations have been included in our International outdoor segment. Accordingly, we recast the corresponding segment disclosures for prior periods to include Latin America within the International outdoor segment.
Current Bankruptcy Proceedings
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
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., Case No. 18-31274 (MI). The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
For more information regarding the impact of the Chapter 11 Cases, see Liquidity After Filing the Chapter 11 Cases.
Description of our Business
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
Executive Summary
The key developments that impacted our business are summarized below:

•
Consolidated revenue increased $40.6 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $34.8 million impact from movements in foreign exchange rates, consolidated revenue increased $5.8 million during the three months ended March 31, 2018 compared to the same period of 2017

•
As a result of our filing of the Chapter 11 Cases, we incurred $192.1 million of reorganization items during the three months ended March 31, 2018 and reclassified $16.5 billion of prepetition claims that are not fully secured and that have at least a possibility of not being repaid to “Liabilities subject to compromise” on the Consolidated Balance Sheet.

Revenues and expenses “excluding the impact of foreign exchange movements” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.
Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2018 to the three months ended March 31, 2017 is as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2018	2017
Revenue	$1,369,961	$1,329,322	3.1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	601,268	571,262	5.3%
Selling, general and administrative expenses (excludes depreciation and amortization)	472,987	450,619	5.0%
Corporate expenses (excludes depreciation and amortization)	78,734	78,362	0.5%
Depreciation and amortization	151,434	146,106	3.6%
Other operating income (expense), net	(3,286)	31,084
Operating income	62,252	114,057	(45.4)%
Interest expense	418,397	455,337
Equity in earnings (loss) of nonconsolidated affiliates	157	(242)
Other expense, net	(873)	(15,374)
Reorganization items, net	192,055	—
Loss before income taxes	(548,916)	(356,896)
Income tax expense	117,366	(30,684)
Consolidated net loss	(431,550)	(387,580)
Less amount attributable to noncontrolling interest	(15,897)	635
Net loss attributable to the Company	$(415,653)	$(388,215)

Consolidated Revenue
Consolidated revenue increased $40.6 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $34.8 million impact from movements in foreign exchange rates, consolidated revenue increased $5.8 million during the three months ended March 31, 2018 compared to the same period of 2017. Revenue growth from our

International outdoor business, driven by revenue growth in China, Switzerland and Spain, was offset by lower revenue generated by our iHM business, primarily as a result of a decrease in national and local spot revenue, and our Americas outdoor business as a result of the sale of our business in Canada in 2017, which generated $4.6 million in revenue in the three months ended March 31, 2017.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $30.0 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $24.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $5.4 million during the three months ended March 31, 2018 compared to the same period of 2017. Higher direct operating expenses in our International business, due primarily to revenue growth in China, Switzerland and Spain, was partially offset by lower direct operating expenses in our Americas outdoor business as a result of the sale of our business in Canada in 2017 and lower direct operating expenses in our iHM business resulting primarily from lower talent and programming costs.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $22.4 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $8.2 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $14.2 million during the three months ended March 31, 2018 compared to the same period of 2017. Higher SG&A expenses were primarily driven by trade and barter expenses in our iHM business.
Corporate Expenses
Corporate expenses increased $0.4 million during the three months ended March 31, 2018 compared to the same period of 2017; primarily resulting from higher employee benefits, partially offset by lower technology costs.
Depreciation and Amortization
Depreciation and amortization increased $5.3 million during the three months ended March 31, 2018, compared to the same period of 2017, primarily due to asset acquisitions and the impact from movements in foreign exchange rates, partially offset by assets becoming fully depreciated or fully amortized.
Other Operating Income (Expense), Net
Other operating expense, net was $3.3 million for the three months ended March 31, 2018, which primarily related to the loss recognized in relation to a sale of a radio station in our iHM business.
Other operating income, net was $31.1 million for the three months ended March 31, 2017, which primarily related to the sale of the Americas outdoor Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.0 million in cash, net of closing costs, resulting in a net gain of $28.6 million.
Interest Expense
Interest expense decreased $36.9 million during the three months ended March 31, 2018 compared to the same period of 2017, primarily as a result of the Company ceasing to accrue interest expense since the Petition Date in relation to long-term debt reclassified as Liabilities subject to compromise.
Other Expense, Net
Other expense, net was $0.9 million for the three months ended March 31, 2018, which related primarily to expenses incurred in connection with negotiations with lenders and other activities related to our capital structure, partially offset by net foreign exchange gains of $19.8 million recognized in connection with intercompany notes denominated in foreign currencies.

Other expense, net was $15.4 million for the three months ended March 31, 2017, which related primarily to expenses incurred in connection with the notes exchange offers and term loan offers, that were terminated in connection with the commencement of the Chapter 11 Cases.

Reorganization Items, Net
During the three months ended March 31, 2018, we recognized reorganization items of $192.1 million related to the Chapter 11 Cases, consisting of write-off of deferred long-term debt fees and original issue discount on debt subject to compromise and professional fees. See Note 12 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Income Tax Expense
The effective tax rate for the three months ended March 31, 2018 was 21.4%. The effective tax rate for the three months ended March 31, 2017 was (8.6)%. The 2018 effective tax rate was primarily impacted by changes to the Company’s estimated annual effective tax rate when compared to prior year, which are driven primarily by the mix of earnings and different tax rates in the jurisdictions in which we operate. The 2017 effective tax rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2018	2017
Revenue	$744,568	$757,173	(1.7)%
Direct operating expenses	241,066	243,331	(0.9)%
SG&A expenses	321,270	308,151	4.3%
Depreciation and amortization	58,333	58,037	0.5%
Operating income	$123,899	$147,654	(16.1)%
Three Months
iHM revenue decreased $12.6 million during the three months ended March 31, 2018 compared to the same period of 2017, resulting from lower national and local spot revenue being partially offset by higher revenue from digital subscription revenue from our iHeartRadio on-demand service. The decrease in national revenue was primarily driven by lower national traffic and weather revenue. Local revenue decreased as a result of lower spot revenue, partially offset by local trade and barter.
iHM direct operating expenses decreased $2.3 million during the three months ended March 31, 2018 compared to the same period of 2017 primarily driven by lower talent and programming costs, partially offset by an increase in digital fees, driven by our iHeartRadio on-demand service. iHM SG&A expenses increased $13.1 million during the three months ended March 31, 2018 compared to the same period of 2017 primarily due to higher trade and barter expenses, partially offset by lower commission expenses.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2018	2017
Revenue	$255,847	$260,346	(1.7)%
Direct operating expenses	124,873	130,651	(4.4)%
SG&A expenses	48,950	50,378	(2.8)%
Depreciation and amortization	44,504	42,816	3.9%
Operating income	$37,520	$36,501	2.8%

Three Months
Americas outdoor revenue decreased $4.5 million during the three months ended March 31, 2018 compared to the same period of 2017. The decrease in revenue was primarily due to a $4.7 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017 and a decrease in airport revenue. The decrease in revenue was partially offset by an increase in digital and print revenue.
Americas outdoor direct operating expenses decreased $5.8 million during the three months ended March 31, 2018 compared to the same period of 2017. The decrease was driven by a $3.9 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market and lower fixed site lease expenses. Americas outdoor SG&A expenses decreased $1.4 million during the three months ended March 31, 2018 compared to the same period of 2017 primarily due to a $1.5 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.
International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2018	2017
Revenue	$342,864	$284,380	20.6%
Direct operating expenses	235,329	197,280	19.3%
SG&A expenses	78,458	65,396	20.0%
Depreciation and amortization	38,565	33,152	16.3%
Operating income	$(9,488)	$(11,448)	(17.1)%
Three Months
International outdoor revenue increased $58.5 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $34.8 million impact from movements in foreign exchange rates, International outdoor revenue increased $23.7 million during the three months ended March 31, 2018 compared to the same period of 2017. The increase in revenue is due to growth in China, Switzerland, Spain and Sweden, primarily from new deployments and digital expansion.
International outdoor direct operating expenses increased $38.0 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $24.6 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $13.4 million during the three months ended March 31, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses related to new contracts in countries experiencing revenue growth. International outdoor SG&A expenses increased $13.1 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $8.2 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $4.9 million during the three months ended March 31, 2018 compared to the same period of 2017. The increase in SG&A expenses was primarily due to higher expenses in China and Sweden.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2018	2017
iHM	$123,899	$147,654
Americas outdoor	37,520	36,501
International outdoor	(9,488)	(11,448)
Other	(370)	(1,739)
Other operating income, net	(3,286)	31,084
Corporate expense (1)	(86,023)	(87,995)
Consolidated operating income	$62,252	$114,057

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We have granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $2.7 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, there was $15.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.  In addition, as of March 31, 2018, there was $26.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2018 and 2017, respectively

(In thousands)	Three Months Ended March 31,
	2018	2017
Cash provided by (used for):
Operating activities	$175,476	$(428,526)
Investing activities	$(37,196)	$595
Financing activities	$(92,445)	$(54,555)
Operating Activities
Cash provided by operating activities was $175.5 million during the three months ended March 31, 2018 compared to $428.5 million of cash used for operating activities during the three months ended March 31, 2017.  The increase in cash provided by operating activities is primarily attributed to the $448.8 million decrease in cash paid for interest, as well as changes in working capital balances, particularly accounts payable and accounts receivable, which were affected by improved collections. As part of our liquidity measures taken in anticipation of our March 14, 2018 bankruptcy filing, we did not make scheduled interest payments on our 9.0% Priority Guarantee Notes due 2021, 11.25% Priority Guarantee Notes due 2021 and 14.0% Senior Notes due 2021 and we extended certain accounts payable to conserve cash. Subsequent to the bankruptcy filing, interest payments on our debt classified as "Liabilities subject to compromise" were stayed and only limited pre-petition payments on accounts payable were made.
Investing Activities
Cash used for investing activities of $37.2 million during the three months ended March 31, 2018 primarily reflected $38.7 million used for capital expenditures. We spent $9.1 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $12.9 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital boards, $15.3 million in our International outdoor segment primarily related to street furniture and transit advertising structures, including digital displays and $1.4 million in Corporate primarily related to equipment and software purchases.
Cash provided by investing activities of $0.6 million during the three months ended March 31, 2017 reflected net cash proceeds from the sale of assets of $53.1 million, which included net cash proceeds from the sale of our outdoor Indianapolis market of $43.0 million. This was primarily offset by $51.0 million used for capital expenditures. We spent $13.2 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $13.6 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $22.3 million in our International outdoor segment primarily related to street furniture and transit advertising structures, $0.1 million in our Other category and $1.8 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities of $92.4 million during the three months ended March 31, 2018 primarily resulted from payments on long-term debt and on our receivables based credit facility.
Cash used for financing activities of $54.6 million during the three months ended March 31, 2017 primarily resulted from dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in February 2017 to parties other than our subsidiaries that own CCOH stock, and a payment under our receivables based credit facility.
Liquidity After Filing the Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed.
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
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, (iii) the entry of an order approving the disclosure statement by July 7, 2018 (subject to two 20-day extensions on the terms set forth in the RSA), (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (v) the effective date of the plan of reorganization occurring by March 14, 2019.
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day and second day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to: (i) pay employees’ wages and related obligations; (ii) continue to operate our cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to honor certain obligations related to on-air talent, station affiliates and royalty obligations; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue our surety bond program; and (viii) maintain our insurance program in the ordinary course.
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
On April 12, 2018, the Bankruptcy Court entered a final order authorizing the use of cash that is subject to the security interest of the lenders under the receivables based credit facility (the “Cash Collateral”) pursuant to the terms set forth in the order (the “Cash Collateral Order”).  The Cash Collateral Order authorizes us to use Cash Collateral for disbursements of the type set forth in 13-week budgets that we are required to submit to the agent under the receivables based credit facility for approval.  The Cash Collateral Order requires that we maintain consolidated liquidity, defined as unrestricted cash and cash equivalents plus excess availability (defined as the borrowing base under the receivables based credit facility, less the outstanding principal amount of indebtedness outstanding under the receivables based credit facility, less certain carve outs for fees and fee reserves), of $40.0 million through April 20, 2018 and $50.0 million at all times thereafter. The Cash Collateral Order also requires that we comply with all reporting requirements set forth in the receivables based credit facility, and that we comply with the borrowing base limitations set forth in therein, subject to a $50 million availability block beginning in April 2018.  As of March 31, 2018, we were in compliance with the terms of the Cash Collateral Order and the minimum consolidated liquidity covenant set forth in the receivables based credit facility.  If we fail to comply with the Cash Collateral Order, we will lose the right to use the Cash Collateral for disbursements, but we maintain the right to seek the Bankruptcy Court’s approval to continue to use the Cash Collateral without the consent of the lenders. If we lose the right to use the Cash Collateral and are unable to obtain the Bankruptcy Court’s approval to use the Cash Collateral, it would have a material adverse effect on our liquidity and our business.
On May 17, 2018, we filed a motion with the Bankruptcy Court seeking approval of a $450 million debtor-in-possession revolving credit facility (the “DIP facility”), with (i) an incremental $100 million accordion facility, (ii) a sublimit for letters of credit of $175 million, and (iii) a sublimit for swing line loans of $50 million, to be provided by a syndicate of lenders.  The proceeds of the DIP facility would be used to repay in full the outstanding borrowings under the prepetition receivables based credit facility.  A hearing for approval of the DIP facility is scheduled for June 7, 2018.  Creditors or other stakeholders in the Chapter 11 Cases may object to the motion, and there can be no assurance that the Bankruptcy Court will approve, or that we will be able to obtain, the DIP facility on the terms described in the motion, or at all.
The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have significant indebtedness and we have reclassified all of the Debtors' indebtedness other than the receivables based credit facility to Liabilities Subject to Compromise at March 31, 2018. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
In connection with the cash management arrangements with CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019. As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million. As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note to by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount. As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7 million. As of March 31, 2018, the asset recorded in respect of the Intercompany Note on CCOH's balance sheet was $154.8 million. The Intercompany Note is eliminated in consolidation in our consolidated financial statements. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. The Bankruptcy Court approved a final order to allow us to continue to provide the day-to-day cash management services for CCOH during the Chapter 11 Cases, and we expect to continue to do so until such arrangements are addressed through the Chapter 11 Cases.
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
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of its receivables based credit facility bringing its total outstanding borrowings under the facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of this facility. On the Petition Date, we incurred a prepayment premium of $5.5 million upon acceleration of the loans and pre-petition accrued interest and fees totaling $2.4 million, which were added to the principal amount outstanding under the facility, bringing the total outstanding borrowings under the facility to $379.0 million.
In anticipation of the Chapter 11 Cases, we did not make interest payments of $78.8 million on the 9.0% Priority Guarantee Notes due 2021, $49.0 million on the 11.25% Priority Guarantee Notes due 2021 and $105.8 million on the 14.0% Senior Notes due 2021, which were due prior to the Petition Date. In addition, following the Chapter 11 Cases, all interest payments due on debt held by the Debtors were stayed, which included $135.4 million on the Senior Secured Credit Facilities, $45.0 million on the 9.0% Priority Guarantee Notes due 2022 and $50.5 million on the 10.625% Priority Guarantee Notes due 2023 during the three months ended March 31, 2018.

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

Sources of Capital
As of March 31, 2018 and December 31, 2017, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2018	December 31, 2017
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	—	5,000.0
Term Loan E Facility Due 2019	—	1,300.0
Receivables Based Credit Facility Due 2020 (1)	379.0	405.0
9.0% Priority Guarantee Notes Due 2019	—	1,999.8
9.0% Priority Guarantee Notes Due 2021	—	1,750.0
11.25% Priority Guarantee Notes Due 2021	—	870.5
9.0% Priority Guarantee Notes Due 2022	—	1,000.0
10.625% Priority Guarantee Notes Due 2023	—	950.0
Subsidiary Revolving Credit Facility due 2018(2)	—	—
Other Secured Subsidiary Debt	4.4	8.5
Total Secured Debt	383.4	13,283.8

14.0% Senior Notes Due 2021	—	1,763.9
Legacy Notes:
6.875% Senior Notes Due 2018	—	175.0
7.25% Senior Notes Due 2027	—	300.0
10.0% Senior Notes Due 2018(3)	—	47.5
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	375.0	375.0
Other Subsidiary Debt	0.3	24.6
Purchase accounting adjustments and original issue discount	(0.4)	(136.6)
Long-term debt fees	(45.8)	(109.0)
Liabilities subject to compromise(4)	15,150.2	—
Total Debt	20,787.7	20,649.2
Less: Cash and cash equivalents	297.4	267.1
	$20,490.3	$20,382.1

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

(4)
In connection with our Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary Debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $17.2 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in our Consolidated Balance Sheet as of March 31, 2018. As of the Petition Date, we ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

Uses of Capital
Debt Repayments, Maturities and Other
On January 4, 2018, a subsidiary of iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.
Certain Relationships with the Sponsors
We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until December 31, 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2018 and 2017, the Company recognized management fees and reimbursable expenses of $3.1 million and $3.8 million, respectively.
CCOH Dividends
In connection with the cash management arrangements with CCOH, iHeartCommunications maintained an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Intercompany Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of March 14, 2018, the principal amount outstanding under the Intercompany Note was $1,031.7 million. The Intercompany Note is eliminated in consolidation in our consolidated financial statements.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2018, approximately 32% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, disregarding the impact of the Chapter 11 Cases on our requirement to pay interest on our long-term debt, it is estimated that our interest expense for the three months ended March 31, 2018 would have changed by $12.5 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $7.6 million for the three months ended March 31, 2018.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2018 by $0.8 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2018 would have increased our net loss for the three months ended March 31, 2018 by corresponding amounts.
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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017, we undertook a broad range of remedial procedures prior to May 22, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2017. Our efforts to improve our internal controls are ongoing and are focused on implementing additional controls to strengthen the cash management and reporting process at Clear Media Limited, our outdoor business in China. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2017, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017.

PART II -- OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% senior notes due 2018 and 7.25% senior notes due 2027, and not in its individual capacity, filed an adversary proceeding against us in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% senior notes due 2018 and 7.25% senior notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% senior notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% senior notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% senior notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, we filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018.
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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of ours whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The police investigation is on-going, and we are not aware of any litigation, claim or assessment pending against us. Based on information known to date, we believe any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to our consolidated financial statements.
We advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on us in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report"). There have not been any material changes in the risk factors disclosed in our Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	4,227	$0.55	—	$—
February 1 through February 28	757	0.55	—	—
March 1 through March 31	255	1.75	—	—
Total	5,239	$0.61	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the following debt instruments (the “Debt Instruments”):

•
Senior Indenture, dated as of October 1, 1997 (as amended or supplemented from time to time), by and between iHeartCommunications and The Bank of New York (now known as The Bank of New York Mellon), as trustee, governing iHeartCommunications’ 5.50% Senior Notes due 2016, 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027;

•
Credit Agreement, dated as of May 13, 2008, as amended and restated as of February 23, 2011 (as further amended or supplemented from time to time), by and among iHeartCommunications, as the parent borrower, the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, iHeartMedia Capital I, LLC, as a guarantor, Citibank, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other the lenders from time to time party thereto governing iHeartCommunications’ Term Loan D and Term Loan E credit facilities;

•
Indenture, dated as of February 23, 2011 (as amended or supplemented from time to time), by and among iHeartCommunications, iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Wilmington Trust FSB, as trustee (with Wilmington Trust, National Association as successor in interest), and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar, authentication agent and transfer agent, governing iHeartCommunications’ 9.0% Priority Guarantee Notes due 2021;

•
Indenture, dated as of October 25, 2012 (as amended or supplemented from time to time), by and among iHeartCommunications, iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (with Wilmington Trust, National Association as successor trustee, paying agent, registrar and transfer agent), and Deutsche Bank Trust Company Americas, as collateral agent, governing iHeartCommunications’ 9.0% Priority Guarantee Notes due 2019;

•
Indenture, dated as of June 21, 2013 (as amended or supplemented from time to time), by and among iHeartCommunications, iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee (with Delaware Trust Company as successor trustee), and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, governing iHeartCommunications’ 14.0% Senior Notes due 2021;

•
Indenture, dated as of February 28, 2013 (as amended or supplemented from time to time), by and among iHeartCommunications, iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National

Association, as trustee, paying agent, registrar, authentication agent and transfer agent (with UMB Bank National Association as successor trustee, paying agent, registrar, authentication agent and transfer agent), and Deutsche Bank Trust Company Americas, as collateral agent, governing iHeartCommunications’ 11.25% Priority Guarantee Notes due 2021;

•
Indenture, dated as of September 10, 2014 (as amended or supplemented from time to time), by and among iHeartCommunications, iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent (with Wilmington Trust, National Association as successor trustee, paying agent, registrar, authentication agent and transfer agent), and Deutsche Bank Trust Company Americas, as collateral agent, governing iHeartCommunications’ 9.0% Priority Guarantee Notes due 2022;

•
Indenture, dated as of February 26, 2015 (as amended or supplemented from time to time), by and among iHeartCommunications, iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent, governing iHeartCommunications’ 10.625% Priority Guarantee Notes due 2023;

•
Credit Agreement, dated as of November 30, 2017, by and among iHeartCommunications, as the parent borrower, iHeartMedia Capital I, LLC, as a guarantor, the subsidiary borrowers party thereto, TPG Specialty Lending, Inc., as administrative agent, sole lead arranger and a lender, the other lenders, swing line lenders and letter of credit issuers from time to time party thereto and the other syndication agents party thereto, governing iHeartCommunications’ asset-based term loan and revolving credit facility; and

•
Revolving Promissory Note, dated November 10, 2005, as amended by the first amendment entered into on December 23, 2009, the second amendment entered into on October 23, 2013, and the third amendment entered into on November 29, 2017, between iHeartCommunications, as maker, and Clear Channel Outdoor Holdings, Inc., as payee.

As previously disclosed, any efforts to enforce the payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Restructuring Support Agreement, dated March 16, 2018, by and among iHeartMedia, Inc., the subsidiaries party thereto, and the creditors and equity holders party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on March 19, 2018.

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

May 22, 2018
/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary