Form 10-Q
period 2018-06-30
iHeartMedia, Inc.
filed 2018-07-31
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2018
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	31,789,542 (1)
Class B Common Stock, $.001 par value	555,556
Class C Common Stock, $.001 par value	58,967,502
Class D Common Stock, $.001 par value	—

(1) Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$261,763	$267,109
Accounts receivable, net of allowance of $49,549 in 2018 and $48,450 in 2017	1,419,039	1,508,370
Prepaid expenses	245,444	209,330
Other current assets	97,127	82,538
Total Current Assets	2,023,373	2,067,347
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,084,611	1,180,882
Other property, plant and equipment, net	670,668	703,832
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,451,288	2,451,813
Indefinite-lived intangibles - permits	977,152	977,152
Other intangibles, net	457,051	550,056
Goodwill	4,043,910	4,051,082
OTHER ASSETS
Other assets	278,193	278,267
Total Assets	$11,986,246	$12,260,431
CURRENT LIABILITIES
Accounts payable	$149,978	$163,449
Accrued expenses	729,284	764,275
Accrued interest	1,937	268,102
Deferred income	236,818	186,404
Current portion of long-term debt	125,429	14,972,367
Total Current Liabilities	1,243,446	16,354,597
Long-term debt	5,272,099	5,676,814
Deferred income taxes	365,906	959,390
Other long-term liabilities	495,496	613,974
Liabilities subject to compromise	16,471,629	—
Commitments and contingent liabilities (Note 5)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	17,861	41,191
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 32,478,591 and 32,626,168 shares in 2018 and 2017, respectively	32	32
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2018 and 2017	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2018 and 2017	59	59
Class D Common Stock, par value $.001 per share, authorized 200,000,000 shares, no shares issued in 2018 and 2017	—	—
Additional paid-in capital	2,073,738	2,072,566
Accumulated deficit	(13,630,329)	(13,142,001)
Accumulated other comprehensive loss	(321,199)	(313,718)
Cost of shares (659,760 in 2018 and 610,991 in 2017) held in treasury	(2,493)	(2,474)
Total Stockholders' Deficit	(11,862,330)	(11,344,344)
Total Liabilities and Stockholders' Deficit	$11,986,246	$12,260,431
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,600,842	$1,590,368	$2,970,803	$2,919,690
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	636,641	616,952	1,239,309	1,189,941
Selling, general and administrative expenses (excludes depreciation and amortization)	451,490	447,290	924,477	897,909
Corporate expenses (excludes depreciation and amortization)	79,626	77,158	158,360	155,520
Depreciation and amortization	147,644	147,795	299,078	293,901
Other operating income (expense), net	(289)	6,916	(3,575)	38,000
Operating income	285,152	308,089	346,004	420,419
Interest expense (excludes contractual interest of $373,934 and $440,258 for the three and six months ended June 30, 2018, respectively)	107,600	463,160	525,997	918,497
Equity in earnings (loss) of nonconsolidated affiliates	(38)	240	119	(2)
Other income (expense), net	(28,279)	1,647	(29,242)	(13,727)
Reorganization items, net	68,740	—	260,795	—
Income (loss) before income taxes	80,495	(153,184)	(469,911)	(511,807)
Income tax expense	(146,785)	(17,408)	(29,419)	(48,092)
Consolidated net loss	(66,290)	(170,592)	(499,330)	(559,899)
Less amount attributable to noncontrolling interest	3,609	5,762	(12,437)	6,225
Net loss attributable to the Company	$(69,899)	$(176,354)	$(486,893)	$(566,124)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,094)	21,270	(12,533)	30,922
Unrealized holding gain on marketable securities	—	159	—	102
Reclassification adjustments	—	—	—	(1,644)
Other comprehensive income (loss)	(19,094)	21,429	(12,533)	29,380
Comprehensive loss	(88,993)	(154,925)	(499,426)	(536,744)
Less amount attributable to noncontrolling interest	(9,063)	7,516	(3,617)	6,053
Comprehensive loss attributable to the Company	$(79,930)	$(162,441)	$(495,809)	$(542,797)
Net loss attributable to the Company per common share:
Basic	$(0.82)	$(2.08)	$(5.71)	$(6.68)
Weighted average common shares outstanding - Basic	85,280	84,869	85,248	84,812
Diluted	$(0.82)	$(2.08)	$(5.71)	$(6.68)
Weighted average common shares outstanding - Diluted	85,280	84,869	85,248	84,812
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(499,330)	$(559,899)
Reconciling items:
Depreciation and amortization	299,078	293,901
Deferred taxes	19,230	3,105
Provision for doubtful accounts	15,959	13,662
Amortization of deferred financing charges and note discounts, net	17,164	28,323
Non-cash Reorganization items, net	254,920	—
Share-based compensation	4,797	5,481
(Gain) loss on disposal of operating and other assets	1,028	(41,823)
Equity in (earnings) loss of nonconsolidated affiliates	(119)	2
Barter and trade income	(4,982)	(25,766)
Other reconciling items, net	6,251	(12,027)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	63,030	(50,132)
Increase in prepaid expenses and other current assets	(38,993)	(48,482)
Decrease in accrued expenses	(62,563)	(72,402)
Increase (decrease) in accounts payable	34,119	(30,679)
Increase in accrued interest	301,887	16,449
Increase in deferred income	39,388	27,286
Changes in other operating assets and liabilities	(6,507)	(219)
Net cash provided by (used for) operating activities	444,357	(453,220)
Cash flows from investing activities:
Purchases of other investments	(253)	—
Proceeds from sale of other investments	7,713	628
Purchases of property, plant and equipment	(88,621)	(136,620)
Proceeds from disposal of assets	3,872	60,254
Purchases of other operating assets	(340)	(1,961)
Change in other, net	(656)	(2,848)
Net cash used for investing activities	(78,285)	(80,547)
Cash flows from financing activities:
Draws on credit facilities	143,332	3,125
Payments on credit facilities	(133,308)	(25,761)
Payments on long-term debt	(363,758)	(3,470)
Dividends and other payments to noncontrolling interests	(5,073)	(28,271)
Change in other, net	(2,014)	(1,202)
Net cash used for financing activities	(360,821)	(55,579)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,699)	6,660
Net increase (decrease) in cash, cash equivalents and restricted cash	552	(582,686)
Cash, cash equivalents and restricted cash at beginning of period	311,300	866,184
Cash, cash equivalents and restricted cash at end of period	$311,852	$283,498
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$206,948	$876,000
Cash paid for income taxes	23,375	24,732
Cash paid for Reorganization items, net	5,875	—
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
The Company re-evaluated its segment reporting and determined that its Latin American operations should be managed by its International outdoor leadership team. As a result, beginning on January 1, 2018, the operations of Latin America are no longer reflected within the Company’s Americas outdoor segment and are included in the results of its International outdoor segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International outdoor segment.
Immaterial Corrections to Prior Periods
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its International Outdoor segment, which resulted in an understatement of the Company's VAT obligation. The Company evaluated the effects of these misstatements on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in SEC Staff Bulletins ("SAB") 99, Materiality, SAB 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and Accounting Standards Codification 250, Accounting Changes and Error Corrections, and concluded that no prior period is materially misstated. However, we have determined to revise our consolidated financial statements for the prior periods presented herein. The corrections had no impact on cash flows from operating, investing or financing activities for the previous periods being presented.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the effect of the correction on the Consolidated Balance Sheet as of December 31, 2017 is as follows:

	December 31, 2017
(In thousands)	As Reported	Correction	Revised
Other long-term liabilities	$597,085	$16,889	$613,974
Noncontrolling interest	42,764	(1,573)	41,191
Accumulated deficit	(13,127,843)	(14,158)	(13,142,001)
Accumulated other comprehensive loss	(312,560)	(1,158)	(313,718)
Total Stockholders' Deficit	(11,327,455)	(16,889)	(11,344,344)
A summary of the effect of the correction on the Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017
(In thousands)	As Reported	Correction	Revised
Direct operating expenses (excludes depreciation and amortization)	$614,377	$2,575	$616,952
Operating income	310,664	(2,575)	308,089
Loss before income taxes	(150,609)	(2,575)	(153,184)
Consolidated net loss	(168,017)	(2,575)	(170,592)
Less amount attributable to noncontrolling interest	6,020	(258)	5,762
Net loss attributable to the Company	(174,037)	(2,317)	(176,354)
Foreign currency translation adjustments	21,927	(657)	21,270
Other comprehensive income	22,086	(657)	21,429
Comprehensive loss	(151,951)	(2,974)	(154,925)
Comprehensive loss attributable to the Company	(159,467)	(2,974)	(162,441)
Basic loss per share	(2.05)	(0.03)	(2.08)
Diluted loss per share	(2.05)	(0.03)	(2.08)

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2017
(In thousands)	As Reported	Correction	Revised
Direct operating expenses (excludes depreciation and amortization)	$1,185,639	$4,302	$1,189,941
Operating income	424,721	(4,302)	420,419
Loss before income taxes	(507,505)	(4,302)	(511,807)
Consolidated net loss	(555,597)	(4,302)	(559,899)
Less amount attributable to noncontrolling interest	6,655	(430)	6,225
Net loss attributable to the Company	(562,252)	(3,872)	(566,124)
Foreign currency translation adjustments	31,655	(733)	30,922
Other comprehensive income	30,113	(733)	29,380
Comprehensive loss	(532,139)	(4,605)	(536,744)
Comprehensive loss attributable to the Company	(538,192)	(4,605)	(542,797)
Basic loss per share	(6.63)	(0.05)	(6.68)
Diluted loss per share	(6.63)	(0.05)	(6.68)
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
On March 16, 2018, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with certain creditors and equity holders (the “Consenting Stakeholders”). The RSA contemplates the restructuring and recapitalization of the Debtors (the “Restructuring Transactions”), which will be implemented through a plan of reorganization in the Chapter 11 Cases, if confirmed by the Bankruptcy Court. Pursuant to the RSA, the Consenting Stakeholders have agreed to, among other things, support the Restructuring Transactions and vote in favor of a plan of reorganization to effect the Restructuring Transactions.
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, which deadline was subsequently extended to June 22, 2018, and which motion was filed with the Bankruptcy Court on June 22, 2018, (iii) the entry of an order approving the disclosure statement by July 27, 2018 (subject to one additional 20-day extension on the terms set forth on the RSA), (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (v) the effective date of the plan of reorganization occurring by March 14, 2019.
On June 15, 2018 and July 16, 2018, the Company and its debtor subsidiaries (collectively, the “Debtors”) filed monthly operating reports for the period from March 15, 2018 to April 30, 2018 and May 1, 2018 to May 31, 2018, respectively (the “Monthly Operating Reports”) with the Bankruptcy Court.
iHeartCommunications, which is a Debtor in the Chapter 11 Cases, provides the day-to-day cash management services for CCOH’s cash activities and balances in the U.S. pursuant to the Corporate Services Agreement between iHeartCommunications and CCOH, and is continuing to do so during the Chapter 11 Cases pursuant to a cash management order approved by the Bankruptcy Court.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed.
The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2018 related to the bankruptcy proceedings, including unamortized long-term debt fees and discounts associated with debt classified as liabilities subject to compromise, are recorded as Reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the Consolidated Balance Sheet at June 30, 2018 as Liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding Reorganization items.
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
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Potential Claims
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on June 29, 2018 (the “Bar Date”).
The Debtors' have received approximately 3,600 proofs of claim as of July 26, 2018 for an amount of approximately $765.7 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
Reorganization Items, Net
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, including the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, costs of debtor-in-possession refinancing, legal and professional fees. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's accompanying Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2018. See Note 12, Reorganization Items, Net.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying Consolidated Balance Sheet as of June 30, 2018 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 11, Liabilities Subject to Compromise.
Plan of Reorganization
On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court pursuant to Chapter 11 of the Bankruptcy Code. On June 21, 2018, the Debtors filed an amended Disclosure Statement with the Bankruptcy Court.
Pursuant to the Plan of Reorganization, iHeartMedia, Inc. or its successor or assignee on the effective date of the Plan of Reorganization (“Reorganized iHeart”) will issue new common stock (“Reorganized iHeart Common Stock”), special warrants to purchase Reorganized iHeart Common Stock (“Special Warrants”), or, if applicable, interests in a trust that may be created to hold Reorganized iHeart Common Stock and/or Special Warrants pending the Federal Communications Commission’s approval of the transactions contemplated by the Plan of Reorganization (the “FCC Trust,” and collectively with the Reorganized iHeart Common Stock and the Special Warrants, the “iHeart Equity Interests”), in exchange for claims against or interests in the Debtors. Holders of claims with respect to the iHeartCommunications term loan credit agreement, priority guarantee notes, 14% senior notes due 2021 and legacy notes will receive their pro rata share of a distribution of new term loans and new notes of iHeartCommunications and 99% of the iHeart Equity Interests, subject to dilution by any Reorganized iHeart Common Stock issued pursuant to a post-emergence equity incentive plan, as set forth in the Plan of Reorganization. The preliminary terms of the new term loans and new notes are set forth in the Disclosure Statement, and the amount and tenor of the new term loans and new notes will be set forth in a supplement to the Plan of Reorganization. Holders of equity interests in iHeartMedia will receive their pro rata share of 1% of the iHeart Equity Interests, subject to dilution by any Reorganized iHeart Common Stock issued pursuant to a post-emergence equity incentive plan. On the effective date of the Plan of Reorganization, the applicable Debtors

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

will execute documents to effect the separation of CCOH from iHeartMedia, and the equity interests in CCOH (or its successor) currently held by subsidiaries of iHeartMedia will be distributed to holders of claims with respect to the term loan credit agreement and priority guarantee notes.
The Plan of Reorganization and Disclosure Statement are subject to the approval of the Bankruptcy Court and other constituencies in accordance with the Bankruptcy Code, and are subject to further revision. There can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court on the currently contemplated terms or at all, or that any confirmed plan of reorganization will be implemented successfully.
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
New Accounting Pronouncements Recently Adopted
Revenue from Contracts with Customers
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, or Statements of Cash Flows for prior periods. Please refer to Note 2, Revenues, for more information.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Revenues from the Company’s iHM segment are recognized at the point in time when advertisements or programs are broadcast or other contracted services are provided. Revenues from the Company’s Americas outdoor and International outdoor segments’ contracts, which typically cover periods of a few weeks to one year, are generally recognized ratably over the term of the contract as the advertisement is displayed and the performance obligation is satisfied. Revenues from the Company’s Other segment’s full-service media representation contracts, which typically have terms of up to ten years in length, consist of contractual commissions realized from the sale of advertising on behalf of clients and are recognized at the point in time when these advertisements are broadcast. Advertising revenue is reported net of agency commissions.
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
Trade and barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is calculated based on the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots or display space promised to the customer. Revenue is recognized on trade and barter transactions when the advertisements are broadcasted or displayed, and expenses are recorded ratably over a period that estimates when the merchandise, services or other assets received are utilized, or when the event occurs. Trade and barter revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Trade and barter revenues and expenses from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Consolidated:
Trade and barter revenues	$40,318	$52,023	$97,710	$112,444
Trade and barter expenses	34,398	35,836	102,671	91,830

iHM Segment:
Trade and barter revenues	$35,992	$47,184	$89,938	$103,280
Trade and barter expenses	31,690	33,859	96,220	86,356
The Company applies a practical expedient to recognize incremental costs of obtaining a contract as expense when incurred if the period of benefit is one year or less. These costs primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. Total capitalized costs to obtain contracts were immaterial during the periods presented.
Refer to Note 2, Revenues, for more information about the Company’s revenue for the three and six months ended June 30, 2018 and 2017.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be presented with cash and cash equivalents in the statement of cash flows. Restricted cash is recorded in Other current assets and in Other assets in the Company's Consolidated Balance Sheets. The Company adopted ASU 2016-18 in the first quarter of 2018 using the retrospective transition method, and accordingly, revised prior period amounts as shown in the Company's Consolidated Statements of Cash Flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$261,763	$267,109
Restricted cash included in:
Other current assets	33,537	26,096
Other assets	16,552	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$311,852	$311,300

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Debtors' Balance Sheet to the total of the amounts reported in the Debtors' Statement of Cash Flows:

(In thousands)	June 30, 2018
Cash and cash equivalents	$57,370
Restricted cash included in:
Other current assets	3,203
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$60,573
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
New Accounting Pronouncements Not Yet Adopted
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting also is updated to align with certain changes in the lessee model and the new revenue recognition standard which was adopted this year. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – REVENUES
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

•
The Americas outdoor and International outdoor segments generate revenue primarily from the sale of advertising space on printed and digital displays, including billboards, street furniture displays, transit displays and retail displays.

•
The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising for clients of its full-service media representation business, Katz Media, which is reported in the Company’s Other segment.

Certain of the revenue transactions in the Americas outdoor and International outdoor segments are considered leases, for accounting purposes, as the agreements convey to customers the right to use the Company’s advertising structures for a stated period of time. In order for a transaction with a customer to qualify as a lease, the arrangement must be dependent on the use of a specified advertising structure, and the customer must have almost exclusive use of that structure during the term of the arrangement. Therefore, arrangements that do not involve the use of an advertising structure, where the Company can substitute the advertising structure that is used to display the customer’s advertisement, or where the advertising structure displays advertisements for multiple customers throughout the day are not leases. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (Topic 840). All of the Company’s revenue transactions that do not qualify as a lease are accounted for as revenue from contracts with customers (Topic 606).

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three and six months ended June 30, 2018 and 2017:

(In thousands)	iHM	Americas Outdoor(1)	International Outdoor(1)	Other	Eliminations	Consolidated
Three Months Ended June 30, 2018
Revenue from contracts with customers:
United States	$849,553	$115,488	$—	$38,497	$(1,125)	$1,002,413
Other Americas	98	634	17,864	—	—	18,596
Europe	2,468	—	225,538	—	—	228,006
Asia-Pacific and other	4,002	—	5,643	—	—	9,645
Eliminations	(3,473)	—	71	—	—	(3,402)
Total	852,648	116,122	249,116	38,497	(1,125)	1,255,258
Revenue from leases	619	183,800	162,942	—	(1,777)	345,584
Revenue, total	$853,267	$299,922	$412,058	$38,497	$(2,902)	$1,600,842

Three Months Ended June 30, 2017
Revenue from contracts with customers:
United States	$879,862	$108,520	$—	$35,609	$(867)	$1,023,124
Other Americas	426	4,260	19,165	—	—	23,851
Europe	2,395	—	198,313	—	—	200,708
Asia-Pacific and other	4,152	406	4,825	—	—	9,383
Eliminations	(3,651)	—	40	—	—	(3,611)
Total	883,184	113,186	222,343	35,609	(867)	1,253,455
Revenue from leases	1,196	187,005	149,785	—	(1,073)	336,913
Revenue, total	$884,380	$300,191	$372,128	$35,609	$(1,940)	$1,590,368

Six Months Ended June 30, 2018
Revenue from contracts with customers:
United States	$1,589,998	$211,635	$—	$66,715	$(1,438)	$1,866,910
Other Americas	176	1,284	34,656	—	—	36,116
Europe	5,062	—	413,919	—	—	418,981
Asia-Pacific and other	8,252	—	12,151	—	—	20,403
Eliminations	(7,153)	—	—	—	—	(7,153)
Total	1,596,335	212,919	460,726	66,715	(1,438)	2,335,257
Revenue from leases	1,500	342,850	294,196	—	(3,000)	635,546
Revenue, total	$1,597,835	$555,769	$754,922	$66,715	$(4,438)	$2,970,803

Six Months Ended June 30, 2017
Revenue from contracts with customers:
United States	$1,633,194	$202,182	$—	$64,880	$(1,437)	$1,898,819
Other Americas	852	7,791	32,622	—	—	41,265
Europe	4,405	—	352,917	—	—	357,322
Asia-Pacific and other	7,957	406	10,281	—	—	18,644
Eliminations	(7,322)	—	—	—	—	(7,322)
Total	1,639,086	210,379	395,820	64,880	(1,437)	2,308,728
Revenue from leases	2,467	350,158	260,688	—	(2,351)	610,962
Revenue, total	$1,641,553	$560,537	$656,508	$64,880	$(3,788)	$2,919,690

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Due to a re-evaluation of the Company’s internal segment reporting in 2018, its operations in Latin America are included in the International outdoor segment results for all periods presented. See Note 1, Basis of Presentation.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.
Revenue from Contracts with Customers
The following tables present the changes in the Company’s contract balances from contracts with customers for the three and six months ended June 30, 2018 and 2017 and provide a reconciliation of the ending balances to the Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$1,041,173	$955,504	$1,200,050	$1,071,418
Additions (collections), net	73,497	160,063	(77,920)	49,687
Bad debt, net of recoveries	(6,752)	(4,923)	(14,212)	(10,461)
Ending balance, net of allowance	1,107,918	1,110,644	1,107,918	1,110,644
Accounts receivable from leases, net of allowance	311,121	312,936	311,121	312,936
Total accounts receivable, net of allowance	$1,419,039	$1,423,580	$1,419,039	$1,423,580

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Deferred income from contracts with customers:
Beginning balance	$324,185	$325,950	$297,686	$313,545
Revenue recognized, included in beginning balance	(99,376)	(119,023)	(155,379)	(142,960)
Additions, net of revenue recognized during period	92,489	118,657	174,991	154,999
Ending balance	317,298	325,584	317,298	325,584
Deferred income from leases	59,814	61,937	59,814	61,937
Total deferred income	377,112	387,521	377,112	387,521
Less: Non-current portion, included in other long-term liabilities	140,294	154,315	140,294	154,315
Total deferred income, current portion	$236,818	$233,206	$236,818	$233,206
The Company’s contracts with customers generally have a term of one year or less; however, as of June 30, 2018, the Company expects to recognize $235.9 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation businesses have been excluded from this amount as they are contingent upon future sales. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Leases
As of December 31, 2017, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(In thousands)
2018	$278,957
2019	37,024
2020	19,103
2021	13,683
2022	9,628
Thereafter	18,836
Total minimum future rentals	$377,231

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2018 and December 31, 2017, respectively:

(In thousands)	June 30, 2018	December 31, 2017
Land, buildings and improvements	$564,528	$562,702
Structures	2,821,508	2,864,442
Towers, transmitters and studio equipment	359,669	356,664
Furniture and other equipment	740,025	707,163
Construction in progress	65,790	74,810
	4,551,520	4,565,781
Less: accumulated depreciation	2,796,241	2,681,067
Property, plant and equipment, net	$1,755,279	$1,884,714
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2018 and December 31, 2017, respectively:

(In thousands)	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$538,778	$(440,758)	$548,918	$(440,284)
Customer / advertiser relationships	1,226,329	(1,194,312)	1,226,314	(1,133,251)
Talent contracts	161,962	(145,152)	161,962	(138,728)
Representation contracts	77,507	(67,112)	77,507	(62,753)
Permanent easements	162,920	—	162,920	—
Other	373,682	(236,793)	372,292	(224,841)
Total	$2,541,178	$(2,084,127)	$2,549,913	$(1,999,857)
Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2018 and 2017 was $45.3 million and $49.6 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2018 and 2017 was $92.2 million and $98.7 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2019	$45,973
2020	$39,147
2021	$34,410
2022	$29,203
2023	$21,434
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Consolidated
Balance as of December 31, 2016	$3,288,481	$505,478	$190,785	$81,831	$4,066,575
Impairment	—	—	(1,591)	—	(1,591)
Acquisitions	2,442	2,252	—	—	4,694
Dispositions	(35,715)	—	(1,817)	—	(37,532)
Foreign currency	—	—	18,847	—	18,847
Assets held for sale	—	89	—	—	89
Balance as of December 31, 2017	$3,255,208	$507,819	$206,224	$81,831	$4,051,082
Dispositions	(1,606)	—	—	—	(1,606)
Foreign currency	—	—	(5,566)	—	(5,566)
Balance as of June 30, 2018	$3,253,602	$507,819	$200,658	$81,831	$4,043,910

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Senior Secured Credit Facilities	$—	$6,300,000
Receivables Based Credit Facility due 2020(1)	—	405,000
Debtors-in-Possession Facility(1)	125,000	—
9.0% Priority Guarantee Notes Due 2019	—	1,999,815
9.0% Priority Guarantee Notes Due 2021	—	1,750,000
11.25% Priority Guarantee Notes Due 2021	—	870,546
9.0% Priority Guarantee Notes Due 2022	—	1,000,000
10.625% Priority Guarantee Notes Due 2023	—	950,000
CCO Receivables Based Credit Facility Due 2023(2)	—	—
Other secured subsidiary debt(3)	4,201	8,522
Total consolidated secured debt	129,201	13,283,883

14.0% Senior Notes Due 2021	—	1,763,925
Legacy Notes(4)	—	475,000
10.0% Senior Notes Due 2018(5)	—	47,482
CCWH Senior Notes due 2022	2,725,000	2,725,000
CCWH Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	375,000	375,000
Other subsidiary debt	—	24,615
Purchase accounting adjustments and original issue discount(6)	(485)	(136,653)
Long-term debt fees(6)	(31,188)	(109,071)
Long-term debt, net subject to compromise(7)	15,149,210	—
Total debt, prior to reclassification to Liabilities subject to compromise	20,546,738	20,649,181
Less: current portion	125,429	14,972,367
Less: Amounts reclassified to Liabilities subject to compromise	15,149,210	—
Total long-term debt	$5,272,099	$5,676,814

(1)
On June 14, 2018 (the “DIP Closing Date”), iHeartCommunications refinanced its receivables based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, the Company used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables based credit facility. Long-term debt fees incurred in relation to the DIP Facility were expensed as incurred and are reflected within Reorganization items, net in the Company's Consolidated Statement of Comprehensive Loss. As of June 30, 2018, the Company had a borrowing base of $417.7 million under iHeartCommunications' DIP Facility, had $125.0 million of outstanding borrowings, had $65.3 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $189.9 million of excess availability.

(2)
On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, Clear Channel Outdoor, Inc. ("CCO"), refinanced CCOH's senior revolving credit facility and replaced it with an asset based credit facility that provides for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of June 30, 2018, the facility had $60.7 million of letters of credit outstanding and a borrowing base of $112.2 million, resulting in $51.5 million of excess availability.

(3)	Other secured subsidiary debt matures at various dates from 2018 through 2045.

(4)
iHeartCommunications' Legacy Notes, all of which were issued prior to the acquisition of iHeartCommunications by the Company in 2008, consist of $175.0 million of Senior Notes that matured on June 15, 2018, $300.0 million of Senior Notes that mature in 2027 and

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$57.1 million of Senior Notes due 2016 held by a subsidiary of the Company that remain outstanding but are eliminated for purposes of consolidation of the Company’s financial statements.

(5)
On January 4, 2018, a subsidiary of iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(6)
As a result of the Company's Chapter 11 Cases, the Company expensed $12.4 million and $67.1 million of deferred long-term debt fees and $0.0 million and $131.1 million of original issue discount to Reorganization items, net, in the Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2018, respectively.

(7)
In connection with the Company's Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $16.2 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheet as of June 30, 2018. As of the Petition Date, the Company ceased making principal and interest payments, and ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

The Company’s weighted average interest rate was 9.0% and 8.9% as of June 30, 2018 and December 31, 2017, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $15.6 billion and $15.4 billion as of June 30, 2018 and December 31, 2017, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.
Debtors-in-Possession Facility
On June 14, 2018, iHeartCommunications, Inc., an indirect subsidiary of the Company, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), as parent borrower, with iHeartMedia Capital I, LLC (“Holdings”), certain Debtor subsidiaries of iHeartCommunications named therein, as subsidiary borrowers (the “Subsidiary Borrowers”), Citibank, N.A., as a lender and administrative agent, the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto.
Size and Availability
The DIP Credit Agreement provides for a first-out asset-based revolving credit facility in the aggregate principal amount of up to $450 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors, subject to customary reserves and eligibility criteria, and (ii) the aggregate revolving credit commitments. As of the DIP Closing Date, the aggregate revolving credit commitments were $450.0 million. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in minimum amounts of $10.0 million and in an aggregate maximum amount of $100.0 million.
The proceeds from the DIP Facility were made available on the DIP Closing Date, and were used in combination with cash on hand to fully pay off and terminate iHeartCommunications’ asset-based credit facility and all commitments thereunder governed by the credit agreement, dated as of November 30, 2017, by and among iHeartCommunications, Holdings, the Subsidiary Borrowers, and the lenders and issuing banks from time to time party thereto and TPG Specialty Lending, Inc., as administrative agent and collateral agent.
Interest Rate and Fees
Borrowings under the DIP Credit Agreement bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate determined by reference to the highest of (a) the rate announced from time to time by the Administrative Agent at its principal office, (b) the Federal Funds rate plus 0.50%, and (c) the Eurocurrency rate for an interest period of one month plus 1.00% or (2) a Eurocurrency rate that is the greater of (a) 1.00%, and (b) the quotient of (i) the ICE LIBOR rate, or if such rate is not available, the rate determined by the Administrative Agent, and (ii) one minus the maximum rate at which reserves are required to be maintained for Eurocurrency liabilities. The applicable rate for borrowings under the DIP Credit Agreement is 2.25% with respect to Eurocurrency rate loans and 1.25% with respect to base rate loans.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to paying interest on outstanding principal under the DIP Credit Agreement, iHeartCommunications is required to pay a commitment fee of 0.50% per annum to the lenders under the DIP Credit Agreement in respect of the unutilized revolving commitments thereunder. iHeartCommunications must also pay a letter of credit fee equal to 2.25% per annum.
Maturity
Borrowings under the DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (a) June 14, 2019 (the “Scheduled Termination Date”) (provided that to the extent the Consummation Date (as defined below) has not occurred solely as a result of failure to obtain necessary regulatory approvals, the Scheduled Termination Date shall be September 16, 2019) and (b) the date of the substantial consummation (as defined in the Bankruptcy Code) of a confirmed plan of reorganization pursuant to an order of the Bankruptcy Court (the “Consummation Date”); provided, that if the DIP Facility is converted into an exit facility as described under “-Conversion to Exit Facility” below, then the borrowings will mature on the maturity date set forth in the credit agreement governing such exit facility.
Prepayments
If at any time (a) the revolving credit exposures exceed the revolving credit commitments (this clause (a), the “Excess”) or (b) the lesser of the borrowing base and the aggregate revolving credit commitments minus $37.5 million minus the aggregate revolving credit exposures (the clause (b), the “Excess Availability”), is for any reason less than $0, iHeartCommunications will be required to repay all revolving loans outstanding, and cash collateralize letters of credit in an aggregate amount equal to such Excess or until Excess Availability is not less than $0, as applicable.
iHeartCommunications may voluntarily repay, without premium or penalty, outstanding amounts under the revolving credit facility at any time.
Guarantees and Security
The facility is guaranteed by, subject to certain exceptions, iHeartCommunications’ Debtor subsidiaries. All obligations under the DIP Credit Agreement, and the guarantees of those obligations, are secured by a perfected first priority senior priming lien on all of iHeartCommunications’ and all of the subsidiary guarantors’ accounts receivable and related proceeds thereof, subject to certain exceptions.
Certain Covenants and Events of Default
The DIP Credit Agreement includes negative covenants that, subject to significant exceptions, limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things:

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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The DIP Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the DIP Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Agreement and all actions permitted to be taken under the loan documents or applicable law, subject to the terms of the DIP Order.
Conversion to Exit Facility
Upon the satisfaction or waiver of the conditions set forth in the DIP Credit Agreement and the entry by the Bankruptcy Court of an order confirming an acceptable plan of reorganization, the DIP Facility will convert into an exit facility on the terms set forth in an exhibit to the DIP Credit Agreement.
Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2018, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $71.0 million, $166.8 million and $38.5 million, respectively. A portion of the outstanding bank guarantees and letters of credit were supported by $17.6 million and $26.0 million of cash collateral, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against the Company in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% Senior Notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% Senior Notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, the Company filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We have answered the complaint and discovery is proceeding.  The trial is scheduled to begin on October 24, 2018.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss is scheduled for September 20, 2018.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Italy Investigation
As described in Note 1 to these consolidated financial statements, during the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations related to its subsidiary in Italy.  Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing.  In addition, the Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position.  The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit, amounting to approximately $17 million, including estimated possible penalties and interest.  The discussion with the tax authorities is at an early stage and therefore the ultimate amount that will be paid to the tax authorities in Italy is unknown. The ultimate amount to be paid may differ from the Company’s estimates, and such differences may be material.
NOTE 6 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three and six months ended June 30, 2018 and 2017, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current tax expense	$(8,852)	$(18,875)	$(10,189)	$(44,987)
Deferred tax benefit (expense)	(137,933)	1,467	(19,230)	(3,105)
Income tax expense	$(146,785)	$(17,408)	$(29,419)	$(48,092)
The effective tax rates for the three and six months ended June 30, 2018 were 182.4% and (6.3)%, respectively. The effective tax rates were primarily impacted by changes to the Company’s estimated annual effective tax rate when compared to prior year, which are driven primarily by the mix of earnings and different tax rates in the jurisdictions in which the Company operates. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
The effective tax rates for the three and six months ended June 30, 2017 were (11.4)% and (9.4)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the “Tax Act”) which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the three months ended June 30, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material.  At June 30, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances.  The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.
NOTE 7 – STOCKHOLDERS’ DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholders' deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2018	$(11,385,535)	$41,191	$(11,344,344)
Net loss	(486,893)	(12,437)	(499,330)
Dividends declared and other payments to noncontrolling interests	—	(10,257)	(10,257)
Share-based compensation	1,172	3,625	4,797
Foreign currency translation adjustments	(8,916)	(3,617)	(12,533)
Other, net	(19)	(644)	(663)
Balances as of June 30, 2018	$(11,880,191)	$17,861	$(11,862,330)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2017	$(11,026,564)	$135,161	$(10,891,403)
Net income (loss)	(566,124)	6,225	(559,899)
Dividends declared and other payments to noncontrolling interests	—	(34,552)	(34,552)
Share-based compensation	1,222	4,259	5,481
Purchase of additional noncontrolling interests	137	(137)	—
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	24,713	6,209	30,922
Unrealized holding gain on marketable securities	92	10	102
Reclassification adjustments	(1,478)	(166)	(1,644)
Other, net	(190)	(947)	(1,137)
Balances as of June 30, 2017	$(11,568,192)	$115,016	$(11,453,176)
The Company has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NUMERATOR:
Net loss attributable to the Company – common shares	$(69,899)	$(176,354)	$(486,893)	$(566,124)

DENOMINATOR:
Weighted average common shares outstanding - basic	85,280	84,869	85,248	84,812
Weighted average common shares outstanding - diluted(1)	85,280	84,869	85,248	84,812

Net loss attributable to the Company per common share:
Basic	$(0.82)	$(2.08)	$(5.71)	$(6.68)
Diluted	$(0.82)	$(2.08)	$(5.71)	$(6.68)

(1)
Outstanding equity awards of 8.0 million and 7.6 million for the three months ended June 30, 2018 and 2017, respectively, and 8.0 million and 7.6 million for the six months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three and six months ended June 30, 2018 and 2017.
Investments
During the second quarter of 2018, the Company sold its ownership interest in one of its cost method investments, resulting in a gain on sale of $9.9 million, which is reflected within Other income (expense), net in the Company's Consolidated Statement of Comprehensive Loss.
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
The Company re-evaluated its segment reporting and determined that its Latin American operations should be managed by its International outdoor leadership team. As a result, beginning on January 1, 2018, the operations of Latin America are no longer reflected within the Company’s Americas outdoor segment and are included in the results of its International segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International outdoor segment. The following table presents the Company's reportable segment results for the three and six months ended June 30, 2018 and 2017:

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2018
Revenue	$853,267	$299,922	$412,058	$38,497	$—	$(2,902)	$1,600,842
Direct operating expenses	263,752	130,313	242,623	—	—	(47)	636,641
Selling, general and administrative expenses	304,587	47,824	77,465	23,613	—	(1,999)	451,490
Corporate expenses	—	—	—	—	80,482	(856)	79,626
Depreciation and amortization	56,499	43,123	38,683	3,254	6,085	—	147,644
Other operating expense, net	—	—	—	—	(289)	—	(289)
Operating income (loss)	$228,429	$78,662	$53,287	$11,630	$(86,856)	$—	$285,152
Intersegment revenues	$47	$2,855	$—	$—	$—	$—	$2,902
Capital expenditures	$15,384	$11,481	$20,294	$147	$2,612	$—	$49,918
Share-based compensation expense	$—	$—	$—	$—	$2,113	$—	$2,113

Three Months Ended June 30, 2017
Revenue	$884,380	$300,191	$372,128	$35,609	$—	$(1,940)	$1,590,368
Direct operating expenses	264,201	133,033	219,715	3	—	—	616,952
Selling, general and administrative expenses	298,842	49,439	76,459	23,580	—	(1,030)	447,290
Corporate expenses	—	—	—	—	78,068	(910)	77,158
Depreciation and amortization	58,820	42,854	34,095	3,835	8,191	—	147,795
Other operating income, net	—	—	—	—	6,916	—	6,916
Operating income (loss)	$262,517	$74,865	$41,859	$8,191	$(79,343)	$—	$308,089
Intersegment revenues	$—	$1,940	$—	$—	$—	$—	$1,940
Capital expenditures	$17,107	$25,817	$36,934	$304	$5,431	$—	$85,593
Share-based compensation expense	$—	$—	$—	$—	$2,422	$—	$2,422

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2018
Revenue	$1,597,835	$555,769	$754,922	$66,715	$—	$(4,438)	$2,970,803
Direct operating expenses	504,818	255,186	479,352	—	—	(47)	1,239,309
Selling, general and administrative expenses	625,857	96,774	155,923	48,435	—	(2,512)	924,477
Corporate expenses	—	—	—	—	160,239	(1,879)	158,360
Depreciation and amortization	114,832	87,627	77,248	7,020	12,351	—	299,078
Other operating expense, net	—	—	—	—	(3,575)	—	(3,575)
Operating income (loss)	$352,328	$116,182	$42,399	$11,260	$(176,165)	$—	$346,004
Intersegment revenues	$61	$4,377	$—	$—	$—	$—	$4,438
Capital expenditures	$24,461	$24,388	$35,566	$187	$4,019	$—	$88,621
Share-based compensation expense	$—	$—	$—	$—	$4,797	$—	$4,797

Six Months Ended June 30, 2017
Revenue	$1,641,553	$560,537	$656,508	$64,880	$—	$(3,788)	$2,919,690
Direct operating expenses	507,532	263,684	418,722	3	—	—	1,189,941
Selling, general and administrative expenses	606,993	99,817	141,855	51,221	—	(1,977)	897,909
Corporate expenses	—	—	—	—	157,331	(1,811)	155,520
Depreciation and amortization	116,857	85,670	67,247	7,204	16,923	—	293,901
Other operating income, net	—	—	—	—	38,000	—	38,000
Operating income (loss)	$410,171	$111,366	$28,684	$6,452	$(136,254)	$—	$420,419
Intersegment revenues	$—	$3,788	$—	$—	$—	$—	$3,788
Capital expenditures	$30,344	$39,405	$59,274	$367	$7,230	$—	$136,620
Share-based compensation expense	$—	$—	$—	$—	$5,481	$—	$5,481

NOTE 10 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until December 31, 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the six months ended June 30, 2018, the Company recognized management fees and reimbursable expenses of $2.9 million. In connection with the Reorganization, the Company is not recognizing management fees in the post-petition period. The Company recognized management fees and reimbursable expenses of $3.8 million and $7.6 million for the three and six months ended June 30, 2017, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1, "Basis of Presentation", since the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at June 30, 2018 consisted of the following:

(In thousands)	June 30, 2018
Accounts payable	$43,621
Accrued expenses	36,159
Deferred taxes	614,013
Other long-term liabilities	87,764
Accounts payable, accrued and other liabilities	781,557
Debt subject to compromise	15,149,210
Accrued interest on debt subject to compromise	540,862
Long-term debt and accrued interest	15,690,072
Total liabilities subject to compromise	$16,471,629
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
NOTE 12 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three and six months ended June 30, 2018 and were as follows:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Write-off of deferred long-term debt fees	$12,409	$67,079
Write-off of original issue discount on debt subject to compromise	—	131,100
Debtor-in-possession refinancing costs	10,546	10,546
Professional fees and other bankruptcy related costs	45,785	52,070
Reorganization items, net	$68,740	$260,795
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-off of deferred long-term debt fees and write-off of original issue discount are included in Reorganization items, net.
As of June 30, 2018, $50.1 million of Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Reorganization items, net of $6.7 million relating to the Debtor-in-possession financing costs were netted against the $125.0 million proceeds received from issuance of the DIP Facility.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Balance Sheet

(In thousands)	June 30, 2018
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$57,370
Accounts receivable, net of allowance of $26,989	777,958
Intercompany receivable	2,329
Prepaid expenses	113,028
Other current assets	22,825
Total Current Assets	973,510
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	466,089
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,442,784
Other intangibles, net	190,154
Goodwill	3,335,433
OTHER ASSETS
Other assets	49,050
Total Assets	$7,457,020
CURRENT LIABILITIES
Accounts payable	$44,342
Accrued expenses	236,453
Accrued interest	427
Deferred income	133,420
Current portion of long-term debt	125,000
Total Current Liabilities	539,642
Long-term debt	—
Other long-term liabilities	235,930
Liabilities subject to compromise[1]	17,503,352
EQUITY (DEFICIT)
Equity (Deficit)	(10,821,904)
Total Liabilities and Equity (Deficit)	$7,457,020
1 In connection with the cash management arrangements with CCOH, the Company maintains an intercompany revolving promissory note payable by the Company to CCOH (the "Intercompany Note"), which matures on May 15, 2019. Liabilities subject to compromise include the principal amount outstanding under the Intercompany Note, which totals $1,031.7 million as of June 30, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statements of Operations

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$881,638	$1,648,645
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	262,290	501,751
Selling, general and administrative expenses (excludes depreciation and amortization)	321,293	664,244
Corporate expenses (excludes depreciation and amortization)	42,554	86,862
Depreciation and amortization	64,621	131,737
Other operating expense, net	(1,218)	(4,450)
Operating income	189,662	259,601
Interest expense, net[1]	10,977	353,541
Equity in loss of nonconsolidated affiliates	(31)	(63)
Gain on extinguishment of debt	—	5,667
Dividend income[2]	4	25,487
Other expense, net	(2,178)	(22,238)
Reorganization items, net	68,740	260,795
Income (loss) before income taxes	107,740	(345,882)
Income tax benefit (expense)	(141,827)	21,146
Net loss	$(34,087)	$(324,736)
1 Includes interest incurred during the three months ended June 30, 2018 in relation to the post-petition Intercompany Note and interest incurred during the six months ended June 30, 2018 in relation to the pre-petition and post-petition Intercompany Notes.
2 Consists of cash dividends received from Non-Debtor entities during the three and six months ended June 30, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statement of Cash Flows

(In thousands)	Six Months Ended June 30, 2018

Cash flows from operating activities:
Consolidated net loss	$(324,736)
Reconciling items:
Depreciation and amortization	131,737
Deferred taxes	(27,271)
Provision for doubtful accounts	12,627
Amortization of deferred financing charges and note discounts, net	11,871
Non-cash Reorganization items, net	254,920
Share-based compensation	1,172
Loss on disposal of operating and other assets	2,143
Equity in loss of nonconsolidated affiliates	63
Gain on extinguishment of debt	(5,667)
Barter and trade income	(2,606)
Other reconciling items, net	(247)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	55,042
Increase in prepaid expenses and other current assets	(13,890)
Decrease in accrued expenses	(31,022)
Increase in accounts payable	14,649
Increase in accrued interest	301,550
Increase in deferred income	11,362
Changes in other operating assets and liabilities	(4,501)
Net cash provided by operating activities	387,196
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,251)
Proceeds from disposal of assets	831
Purchases of other operating assets	(305)
Change in other, net	(63)
Net cash used for investing activities	(26,788)
Cash flows from financing activities:
Draws on credit facilities	143,332
Payments on credit facilities	(133,308)
Payments on long-term debt	(358,028)
Net transfers to related parties	(54,285)
Change in other, net	(14)
Net cash used for financing activities	(402,303)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—
Net decrease in cash, cash equivalents and restricted cash	(41,895)
Cash, cash equivalents and restricted cash at beginning of period	102,468
Cash, cash equivalents and restricted cash at end of period	$60,573

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.  Our discussion is presented on both a consolidated and segment basis. Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Our iHM segment provides media and entertainment services via live broadcast and digital delivery, and also includes our events and national syndication business. Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category is our media representation business, Katz Media Group, which is ancillary to our other businesses.
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
We re-evaluated our segment reporting and determined that our Latin American operations should be managed by our International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations have been included in our International outdoor segment. Accordingly, we recast the corresponding segment disclosures for prior periods to include Latin America within the International outdoor segment.
Immaterial Corrections to Prior Periods
During the three months ended June 30, 2018, we identified corrections associated with VAT obligations in our International Outdoor business. For further details, refer to Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, we have revised the prior period financial statements presented herein to reflect these corrections. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q is based on the revised financial results for the three and six months ended June 30, 2017.
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
Executive Summary
The key developments that impacted our business are summarized below:

•
Consolidated revenue increased $10.5 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $22.5 million impact from movements in foreign exchange rates, consolidated revenue decreased $12.0 million during the three months ended June 30, 2018 compared to the same period of 2017.

•
As a result of our filing of the Chapter 11 Cases, we incurred $68.7 million of Reorganization items, net during the three months ended June 30, 2018 and reclassified $16.5 billion of pre-petition claims that are not fully secured and that have at least a possibility of not being repaid to “Liabilities subject to compromise” on the Consolidated Balance Sheet.

•
Our voluntary petition for reorganization under the Bankruptcy Code has resulted in disruption to certain of our business processes, and we believe the Chapter 11 Cases have had an adverse impact on our results of operations, particularly in our iHM business.

•
On June 14, 2018, we refinanced our receivables based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close, iHeartCommunications drew $125.0 million on the DIP Facility.

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

Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017 is as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Revenue	$1,600,842	$1,590,368	0.7%	$2,970,803	$2,919,690	1.8%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	636,641	616,952	3.2%	1,239,309	1,189,941	4.1%
Selling, general and administrative expenses (excludes depreciation and amortization)	451,490	447,290	0.9%	924,477	897,909	3.0%
Corporate expenses (excludes depreciation and amortization)	79,626	77,158	3.2%	158,360	155,520	1.8%
Depreciation and amortization	147,644	147,795	(0.1)%	299,078	293,901	1.8%
Other operating income (expense), net	(289)	6,916		(3,575)	38,000
Operating income	285,152	308,089	(7.4)%	346,004	420,419	(17.7)%
Interest expense	107,600	463,160		525,997	918,497
Equity in earnings (loss) of nonconsolidated affiliates	(38)	240		119	(2)
Other income (expense), net	(28,279)	1,647		(29,242)	(13,727)
Reorganization items, net	68,740	—		260,795	—
Income (loss) before income taxes	80,495	(153,184)		(469,911)	(511,807)
Income tax expense	(146,785)	(17,408)		(29,419)	(48,092)
Consolidated net loss	(66,290)	(170,592)		(499,330)	(559,899)
Less amount attributable to noncontrolling interest	3,609	5,762		(12,437)	6,225
Net loss attributable to the Company	$(69,899)	$(176,354)		$(486,893)	$(566,124)

Consolidated Revenue
Consolidated revenue increased $10.5 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $22.5 million impact from movements in foreign exchange rates, consolidated revenue decreased $12.0 million during the three months ended June 30, 2018 compared to the same period of 2017. Revenue growth from our International outdoor business, driven by revenue growth across several countries was offset by lower revenue generated by our iHM business, primarily as a result of a decrease in national and local spot revenue and our Americas outdoor business as a result of the sale of our business in Canada in 2017, which generated revenues of $6.4 million in the second quarter of 2017.
Consolidated revenue increased $51.1 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $57.3 million impact from movements in foreign exchange rates, consolidated revenue decreased $6.2 million during the six months ended June 30, 2018 compared to the same period of 2017. Revenue growth from our International business was offset by lower revenue generated by our iHM business, primarily as a result of a decrease in national and local spot revenue, and our Americas outdoor business as a result of the sale of our business in Canada in 2017, which generated $11.1 million in revenue in the six months ended June 30, 2017.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $19.7 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $13.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $6.0 million during the three months ended June 30, 2018 compared to the same period of 2017. Higher direct operating expenses in our International business, due to revenue growth in various countries was partially offset by lower direct operating expenses in our Americas outdoor business as a result of the sale of our business in Canada in 2017.

Consolidated direct operating expenses increased $49.4 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $38.4 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $11.0 million during the six months ended June 30, 2018 compared to the same period of 2017. Higher direct operating expenses in our International business was partially offset by lower direct operating expenses in our Americas outdoor business, primarily as a result of the sale of our business in Canada in 2017, and our iHM business.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $4.2 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $4.3 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $0.1 million during the three months ended June 30, 2018 compared to the same period of 2017. Higher SG&A expenses in our iHM business were partially offset by lower SG&A expenses in our International outdoor business.
Consolidated SG&A expenses increased $26.6 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $12.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $14.2 million during the six months ended June 30, 2018 compared to the same period of 2017. Higher SG&A expenses in our iHM business, due primarily to higher trade and barter expenses, were partially offset by lower SG&A expenses in our Americas outdoor business as a result of the sale of our business in Canada in 2017.
Corporate Expenses
Corporate expenses increased $2.5 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $0.6 million impact from movements in foreign exchange rates, corporate expenses increased $1.9 million during the three months ended June 30, 2018 compared to the same period of 2017, primarily resulting from higher variable incentive compensation expenses, partially offset by lower management fees.
Corporate expenses increased $2.8 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $1.4 million impact from movements in foreign exchange rates, corporate expenses increased $1.4 million during the six months ended June 30, 2018 compared to the same period of 2017, primarily resulting from higher variable incentive compensation expense and employee benefits, partially offset by lower management fees.
Depreciation and Amortization
Depreciation and amortization decreased $0.2 million during the three months ended June 30, 2018, compared to the same period of 2017.
Depreciation and amortization increased $5.2 million during the six months ended June 30, 2018, compared to the same period of 2017. The increase was primarily due to movements in foreign exchange rates.
Other Operating Income (Expense), Net
Other operating expense, net was $0.3 million for the three months ended June 30, 2018. Other operating income, net was $6.9 million for the three months ended June 30, 2017, which primarily related to the gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium during the second quarter of 2017.
Other operating expense, net was $3.6 million for the six months ended June 30, 2018. Other operating income, net was $38.0 million for the six months ended June 30, 2017, which primarily related to the sale of the Americas outdoor Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million, and the gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium during the second quarter of 2017.
Interest Expense
Interest expense decreased $355.6 million and $392.5 million during the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017 as a result of the Company ceasing to accrue interest expense on long-term debt reclassified as Liabilities subject to compromise as of the Petition Date.
Other Income (Expense), Net
Other expense, net was $28.3 million for the three months ended June 30, 2018, which related primarily to net foreign exchange losses of $33.9 million recognized in connection with intercompany notes denominated in foreign currencies, partially offset by a $9.9 million gain on the sale of one of the Company's cost method investments. Other expense, net was $29.2 million for the six months ended June 30, 2018, which related primarily to expenses incurred in connection with negotiations with lenders and other activities related to our capital structure and net foreign exchange losses of $14.1 million recognized in connection with intercompany notes denominated in foreign currencies, partially offset by a $9.9 million gain on the sale of one of the Company's cost method investments.

Other income, net was $1.6 million and other expense, net was $13.7 million for the three and six months ended June 30, 2017, respectively. These amounts relate primarily to net foreign exchange gains of $9.1 million and $12.3 million for the three and six months ended June 30, 2017, respectively, recognized in connection with intercompany notes denominated in foreign currencies, offset by expenses incurred in connection with the notes exchange offers and term loan offers of $7.1 million and $23.9 million for the three and six months ended June 30, 2017, respectively, that were terminated in connection with the commencement of the Chapter 11 Cases.
Reorganization Items, Net
During the three and six months ended June 30, 2018, we recognized Reorganization items, net of $68.7 million and $260.8 million, respectively, related to the Chapter 11 Cases, consisting of write-off of deferred long-term debt fees and original issue discount on debt subject to compromise, costs incurred in connection with our DIP facility and professional fees. See Note 12 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Income Tax Expense
The effective tax rate for the three and six months ended June 30, 2018 was 182.4% and (6.3)%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was (11.4)% and (9.4)%, respectively. The 2018 effective tax rate was primarily impacted by changes to the Company’s estimated annual effective tax rate when compared to prior year, which are driven primarily by the mix of earnings and different tax rates in the jurisdictions in which we operate. The 2018 effective tax rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding our ability to realize those assets in future periods. The 2017 effective tax rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Revenue	$853,267	$884,380	(3.5)%	$1,597,835	$1,641,553	(2.7)%
Direct operating expenses	263,752	264,201	(0.2)%	504,818	507,532	(0.5)%
SG&A expenses	304,587	298,842	1.9%	625,857	606,993	3.1%
Depreciation and amortization	56,499	58,820	(3.9)%	114,832	116,857	(1.7)%
Operating income	$228,429	$262,517	(13.0)%	$352,328	$410,171	(14.1)%
Three Months
iHM revenue decreased $31.1 million during the three months ended June 30, 2018 compared to the same period of 2017, resulting from lower local and national spot revenue being partially offset by higher political revenue due to 2018 being a congressional election year and higher digital subscription revenue from our iHeartRadio on-demand service.
iHM direct operating expenses decreased $0.4 million during the three months ended June 30, 2018 compared to the same period of 2017. iHM SG&A expenses increased $5.7 million during the three months ended June 30, 2018 compared to the same period of 2017 primarily due to third-party sales activation fees and advertising and promotion expenses, partially offset by lower sponsorship and commission expenses.
Six Months
iHM revenue decreased $43.7 million during the six months ended June 30, 2018 compared to the same period of 2017, resulting from lower local and national spot revenue being partially offset by higher digital subscription revenue from our iHeartRadio on-demand service and political revenue.

iHM direct operating expenses decreased $2.7 million during the six months ended June 30, 2018 compared to the same period of 2017 primarily driven by lower music license, and talent and programming costs, partially offset by an increase in digital fees, driven by our iHeartRadio on-demand service. iHM SG&A expenses increased $18.9 million during the six months ended June 30, 2018 compared to the same period of 2017 primarily due to higher trade and barter expenses, third-party sales activation fees and bad debt expense, partially offset by lower commission expenses.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Revenue	$299,922	$300,191	(0.1)%	$555,769	$560,537	(0.9)%
Direct operating expenses	130,313	133,033	(2.0)%	255,186	263,684	(3.2)%
SG&A expenses	47,824	49,439	(3.3)%	96,774	99,817	(3.0)%
Depreciation and amortization	43,123	42,854	0.6%	87,627	85,670	2.3%
Operating income	$78,662	$74,865	5.1%	$116,182	$111,366	4.3%
Three Months
Americas outdoor revenue decreased $0.3 million during the three months ended June 30, 2018 compared to the same period of 2017. The decrease in revenue was due to a $6.4 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017. The decrease in revenue was partially offset by an increase in digital and print revenue.
Americas outdoor direct operating expenses decreased $2.7 million during the three months ended June 30, 2018 compared to the same period of 2017. The decrease was driven by a $4.5 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market, partially offset by higher site lease expenses. Americas outdoor SG&A expenses decreased $1.6 million during the three months ended June 30, 2018 compared to the same period of 2017 primarily due to a $1.3 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.
Six Months
Americas outdoor revenue decreased $4.8 million during the six months ended June 30, 2018 compared to the same period of 2017. The decrease in revenue was due to an $11.1 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017 and a decrease in airport revenue. The decrease in revenue was partially offset by an increase in digital and print revenue.
Americas outdoor direct operating expenses decreased $8.5 million during the six months ended June 30, 2018 compared to the same period of 2017. The decrease was driven by an $8.4 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market, partially offset by higher fixed site lease expenses. Americas outdoor SG&A expenses decreased $3.0 million during the six months ended June 30, 2018 compared to the same period of 2017 primarily due to a $2.8 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Revenue	$412,058	$372,128	10.7%	$754,922	$656,508	15.0%
Direct operating expenses	242,623	219,715	10.4%	479,352	418,722	14.5%
SG&A expenses	77,465	76,459	1.3%	155,923	141,855	9.9%
Depreciation and amortization	38,683	34,095	13.5%	77,248	67,247	14.9%
Operating income	$53,287	$41,859	27.3%	$42,399	$28,684	47.8%
Three Months
International outdoor revenue increased $39.9 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $22.5 million impact from movements in foreign exchange rates, International outdoor revenue increased $17.4 million during the three months ended June 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including Sweden, China, Spain and Switzerland, primarily from new deployments and digital expansion.
International outdoor direct operating expenses increased $22.9 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $13.7 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $9.2 million during the three months ended June 30, 2018 compared to the same period of 2017. The increase was due to higher site lease expenses related to new contracts in countries experiencing revenue growth. International outdoor SG&A expenses increased $1.0 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $4.3 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $3.3 million during the three months ended June 30, 2018 compared to the same period of 2017. The decrease in SG&A expenses was primarily due to lower expenses in China, partially offset by higher expenses in Sweden.
Six Months
International outdoor revenue increased $98.4 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $57.3 million impact from movements in foreign exchange rates, International outdoor revenue increased $41.1 million during the six months ended June 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including China, Sweden, Spain and Switzerland, primarily from new deployments and digital expansion.
International outdoor direct operating expenses increased $60.6 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $38.4 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $22.2 million during the six months ended June 30, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses related to new contracts in countries experiencing revenue growth. International outdoor SG&A expenses increased $14.1 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $12.5 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $1.6 million during the six months ended June 30, 2018 compared to the same period of 2017. The increase in SG&A expenses was primarily due to higher expenses in Sweden and Belgium, partially offset by lower expenses in China.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
iHM	$228,429	$262,517	$352,328	$410,171
Americas outdoor	78,662	74,865	116,182	111,366
International outdoor	53,287	41,859	42,399	28,684
Other	11,630	8,191	11,260	6,452
Other operating income (expense), net	(289)	6,916	(3,575)	38,000
Corporate expense (1)	(86,567)	(86,259)	(172,590)	(174,254)
Consolidated operating income	$285,152	$308,089	$346,004	$420,419

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We have granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $2.1 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.8 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, there was $13.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.3 years.  In addition, as of June 30, 2018, there was $26.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the six months ended June 30, 2018 and 2017:

(In thousands)	Six Months Ended June 30,
	2018	2017
Cash provided by (used for):
Operating activities	$444,357	$(453,220)
Investing activities	$(78,285)	$(80,547)
Financing activities	$(360,821)	$(55,579)

Operating Activities
Cash provided by operating activities was $444.4 million during the six months ended June 30, 2018 compared to $453.2 million of cash used for operating activities during the six months ended June 30, 2017.  The increase in cash provided by operating activities is primarily attributed to the $669.1 million decrease in cash paid for interest, as well as changes in working capital balances, particularly accounts receivable, which were affected by improved collections as well as accounts payable which were impacted by the timing of payments. As part of our liquidity measures taken in anticipation of our March 14, 2018 bankruptcy filing, we did not make scheduled interest payments on our 9.0% Priority Guarantee Notes due 2021, 11.25% Priority Guarantee Notes due 2021 and 14.0% Senior Notes due 2021 and we extended certain accounts payable to conserve cash. Subsequent to the bankruptcy filing, interest payments on our debt classified as "Liabilities subject to compromise" were stayed and only limited pre-petition payments on accounts payable were made. Cash paid for interest was $206.9 million during the six months ended June 30, 2018 compared to $876.0 million during the six months ended June 30, 2017. Cash paid for Reorganization items, net was $5.9 million during the six months ended June 30, 2018.
Investing Activities
Cash used for investing activities of $78.3 million during the six months ended June 30, 2018 primarily reflected $88.6 million used for capital expenditures. We spent $24.5 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $24.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital boards, $35.5 million in our International outdoor segment primarily related to street furniture and transit advertising structures, including digital displays, $0.2 million in our Other category and $4.0 million in Corporate primarily related to equipment and software purchases. Cash used for capital expenditures was partially offset by cash received upon the sale of investments.
Cash used for investing activities of $80.5 million during the six months ended June 30, 2017 reflected $136.6 million used for capital expenditures, partially offset by net cash proceeds from the sale of assets of $60.3 million, which included net cash proceeds from the sale of our outdoor Indianapolis market of $43.1 million. We spent $30.3 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $39.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $59.3 million in our International outdoor segment primarily related to street furniture and transit advertising structures, $0.4 million in our Other category and $7.2 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash used for financing activities of $360.8 million during the six months ended June 30, 2018 primarily resulted from payments on long-term debt and on our receivables based credit facility. In connection with the replacement of the iHeartCommunications' receivables based credit facility with a new DIP Facility on June 14, 2018, we repaid the outstanding $306.4 million and $74.3 million balances of the receivables based credit facility's term loan and revolving credit commitments, respectively.
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
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed initially with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, which deadline was subsequently extended to June 22, 2018, and which motion was filed with the Bankruptcy Court on June 22, 2018, (iii) the entry of an order approving the disclosure statement by July 27, 2018 (subject to one additional 20-day extension on the terms set forth in the RSA), (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (v) the effective date of the plan of reorganization occurring by March 14, 2019. The Debtors exercised the first of two 20-day extensions on July 7, 2018.
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
On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court pursuant to Chapter 11 of the Bankruptcy Code. On June 21, 2018, the Debtors filed an amended Disclosure Statement with the Bankruptcy Court.
Pursuant to the Plan of Reorganization, iHeartMedia, Inc. or its successor or assignee on the effective date of the Plan of Reorganization (“Reorganized iHeart”) will issue new common stock (“Reorganized iHeart Common Stock”), special warrants to purchase Reorganized iHeart Common Stock (“Special Warrants”), or, if applicable, interests in a trust that may be created to hold Reorganized iHeart Common Stock and/or Special Warrants pending the Federal Communications Commission’s approval of the transactions contemplated by the Plan of Reorganization (the “FCC Trust,” and collectively with the Reorganized iHeart Common Stock and the Special Warrants, the “iHeart Equity Interests”), in exchange for claims against or interests in the Debtors. Holders of claims with respect to the iHeartCommunications term loan credit agreement, priority guarantee notes, 14% Senior Notes due 2021 and legacy notes will receive their pro rata share of a distribution of new term loans and new notes of iHeartCommunications and 99% of the iHeart Equity Interests, subject to dilution by any Reorganized iHeart Common Stock issued pursuant to a post-emergence equity incentive plan, as set forth in the Plan of Reorganization. The preliminary terms of the new term loans and new notes are set forth in the Disclosure Statement, and the amount and tenor of the new term loans and new notes will be set forth in a supplement to the Plan of Reorganization. Holders of equity interests in iHeartMedia will receive their pro rata share of 1% of the iHeart Equity Interests, subject to dilution by any Reorganized iHeart Common Stock issued pursuant to a post-emergence equity incentive plan. On the effective date of the Plan of Reorganization, the applicable Debtors will execute documents to effect the separation of CCOH from iHeartMedia, and the equity interests in CCOH (or its successor) currently held by subsidiaries of iHeartMedia will be distributed to holders of claims with respect to the term loan credit agreement and priority guarantee notes.
The Plan of Reorganization and Disclosure Statement are subject to the approval of the Bankruptcy Court and other constituencies in accordance with the Bankruptcy Code, and are subject to further revision. There can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court on the currently contemplated terms or at all, or that any confirmed plan of reorganization will be implemented successfully.
During the pendency of the Chapter 11 Cases, iHeartCommunications' principal sources of liquidity are expected to be limited to cash flow from operations, cash on hand and borrowings under its DIP credit facility. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
On June 14, 2018, iHeartCommunications entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), as parent borrower, with Holdings, Subsidiary Borrowers, Citibank, N.A., as a lender and administrative agent, the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto. The entry into the DIP Credit Agreement was approved by an order of the Court (the “DIP Order”).

In connection with the cash management arrangements with CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019. As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million. As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount. As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7 million. As of June 30, 2018, the asset recorded in respect of the Intercompany Note on CCOH's balance sheet was $154.8 million. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As of June 30, 2018, the liability recorded in respect of the post-petition balance of the Due to iHeartCommunications Note on CCOH's balance sheet was $3.5 million. The Intercompany Note and Due to iHeartCommunications Note are eliminated in consolidation in our consolidated financial statements. The Bankruptcy Court approved a final order to allow us to continue to provide the day-to-day cash management services for CCOH during the Chapter 11 Cases, and we expect to continue to do so until such arrangements are addressed through the Chapter 11 Cases.
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
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of its receivables based credit facility bringing its total outstanding borrowings under the facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of this facility. On the Petition Date, we incurred a prepayment premium of $5.5 million upon acceleration of the loans and pre-petition accrued interest and fees totaling $2.4 million, which were added to the principal amount outstanding under the facility, bringing the total outstanding borrowings under the facility to $379.0 million. We are currently disputing the applicability of certain prepayment premiums and accrued interest. On June 14, 2018 we used proceeds from the DIP Facility and cash on hand to repay all amounts owed under and terminate iHeartCommunications' receivables based credit facility. As of June 30, 2018, the amount outstanding under the Company's DIP Facility was $125.0 million.
In anticipation of the Chapter 11 Cases, we did not make interest payments of $78.8 million on the 9.0% Priority Guarantee Notes due 2021, $49.0 million on the 11.25% Priority Guarantee Notes due 2021 and $105.8 million on the 14.0% Senior Notes due 2021, which were due prior to the Petition Date. In addition, following the Chapter 11 Cases, all interest payments due on debt held by the Debtors were stayed, which included $283.6 million on the Senior Secured Credit Facilities, $90.0 million on the 9.0% Priority Guarantee Notes due 2019, $45.0 million on the 9.0% Priority Guarantee Notes due 2022, $50.5 million on the 10.625% Priority Guarantee Notes due 2023 and $16.9 million on the Legacy Notes during the six months ended June 30, 2018.
The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have significant indebtedness and we have reclassified all of the Debtors' indebtedness other than the DIP Facility to Liabilities Subject to Compromise at June 30, 2018. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.

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
As a result of the non-payment of the $57.1 million of the 5.50% Senior Notes and the non-payment of the June 15 maturity of $175.0 million 6.875% Senior Notes due 2018 as referenced in Item 3. Defaults Upon Senior Securities, we continue to have in excess of $500 million of Legacy Notes outstanding. Matters involving the validity and priority of any liens on iHeartMedia property are now before the Bankruptcy Court.

Sources of Capital
As of June 30, 2018 and December 31, 2017, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30, 2018	December 31, 2017
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	—	5,000.0
Term Loan E Facility Due 2019	—	1,300.0
Receivables Based Credit Facility due 2020(1)	—	405.0
Debtors-in-Possession Facility(1)	125.0	—
9.0% Priority Guarantee Notes Due 2019	—	1,999.8
9.0% Priority Guarantee Notes Due 2021	—	1,750.0
11.25% Priority Guarantee Notes Due 2021	—	870.5
9.0% Priority Guarantee Notes Due 2022	—	1,000.0
10.625% Priority Guarantee Notes Due 2023	—	950.0
CCO Receivables Based Credit Facility due 2023(2)	—	—
Other Secured Subsidiary Debt	4.2	8.5
Total Secured Debt	129.2	13,283.8

14.0% Senior Notes Due 2021	—	1,763.9
Legacy Notes:
6.875% Senior Notes Due 2018	—	175.0
7.25% Senior Notes Due 2027	—	300.0
10.0% Senior Notes Due 2018(3)	—	47.5
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Clear Channel International B.V. 8.75% Senior Notes due 2020	375.0	375.0
Other Subsidiary Debt	—	24.6
Purchase accounting adjustments and original issue discount	(0.5)	(136.6)
Long-term debt fees	(31.2)	(109.0)
Liabilities subject to compromise(4)	15,149.2	—
Total Debt	20,546.7	20,649.2
Less: Cash and cash equivalents	261.8	267.1
	$20,284.9	$20,382.1

(1)
On June 14, 2018, iHeartCommunications refinanced its receivables based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, we used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables based credit facility.

(2)
On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, CCO, refinanced CCOH's senior revolving credit facility and replaced it with an asset based credit facility that provides for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of June 30, 2018, the facility had $60.7 million of letters of credit outstanding and a borrowing base of $112.2 million, resulting in $51.5 million of excess availability.

(3)
On January 4, 2018, a subsidiary of iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(4)
In connection with our Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary Debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $16.2 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in our Consolidated Balance Sheet as of June 30, 2018. As of the Petition Date, we ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

Debtors-in-Possession Facility
On June 14, 2018, iHeartCommunications entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), as parent borrower, with Holdings, Subsidiary Borrowers, Citibank, N.A., as a lender and administrative agent, the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto.
Size and Availability
The DIP Credit Agreement provides for a first-out asset-based revolving credit facility in the aggregate principal amount of up to $450 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors, subject to customary reserves and eligibility criteria, and (ii) the aggregate revolving credit commitments. As of the DIP Closing Date, the aggregate revolving credit commitments were $450.0 million. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in minimum amounts of $10.0 million and in an aggregate maximum amount of $100.0 million.
The proceeds from the DIP Facility were made available on the DIP Closing Date, and were used in combination with cash on hand to fully pay off and terminate iHeartCommunications’ asset-based credit facility and all commitments thereunder governed by the credit agreement, dated as of November 30, 2017, by and among iHeartCommunications, Holdings, the Subsidiary Borrowers, and the lenders and issuing banks from time to time party thereto and TPG Specialty Lending, Inc., as administrative agent and collateral agent.
As of June 30, 2018, the Company had a borrowing base of $417.7 million under iHeartCommunications' DIP Facility, had $125.0 million of outstanding borrowings, had $65.3 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $189.9 million of excess availability.
Interest Rate and Fees
Borrowings under the DIP Credit Agreement bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate determined by reference to the highest of (a) the rate announced from time to time by the Administrative Agent at its principal office, (b) the Federal Funds rate plus 0.50%, and (c) the Eurocurrency rate for an interest period of one month plus 1.00% or (2) a Eurocurrency rate that is the greater of (a) 1.00%, and (b) the quotient of (i) the ICE LIBOR rate, or if such rate is not available, the rate determined by the Administrative Agent, and (ii) one minus the maximum rate at which reserves are required to be maintained for Eurocurrency liabilities. The applicable rate for borrowings under the DIP Credit Agreement is 2.25% with respect to Eurocurrency rate loans and 1.25% with respect to base rate loans.
In addition to paying interest on outstanding principal under the DIP Credit Agreement, iHeartCommunications is required to pay a commitment fee of 0.50% per annum to the lenders under the DIP Credit Agreement in respect of the unutilized revolving commitments thereunder. iHeartCommunications must also pay a letter of credit fee equal to 2.25% per annum.
Maturity
Borrowings under the DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (a) June 14, 2019 (provided that to the extent the Consummation Date (as defined below) has not occurred solely as a result of failure to obtain necessary regulatory approvals, the Scheduled Termination Date shall be September 16, 2019) and (b) the date of the substantial consummation (as defined in the Bankruptcy Code) of a confirmed plan of reorganization pursuant to an order of the Bankruptcy Court; provided, that if the DIP Facility is converted into an exit facility as described under

“-Conversion to Exit Facility” below, then the borrowings will mature on the maturity date set forth in the credit agreement governing such exit facility.
Prepayments
If at any time (a) the revolving credit exposures exceed the revolving credit commitments (this clause (a), or (b) the lesser of the borrowing base and the aggregate revolving credit commitments minus $37.5 million minus the aggregate revolving credit exposures (the clause (b), is for any reason less than $0, iHeartCommunications will be required to repay all revolving loans outstanding, and cash collateralize letters of credit in an aggregate amount equal to such Excess or until Excess Availability is not less than $0, as applicable.
iHeartCommunications may voluntarily repay, without premium or penalty, outstanding amounts under the revolving credit facility at any time.
Guarantees and Security
The facility is guaranteed by, subject to certain exceptions, iHeartCommunications’ Debtor subsidiaries. All obligations under the DIP Credit Agreement, and the guarantees of those obligations, are secured by a perfected first priority senior priming lien on all of iHeartCommunications’ and all of the subsidiary guarantors’ accounts receivable and related proceeds thereof, subject to certain exceptions.
Certain Covenants and Events of Default
The DIP Credit Agreement includes negative covenants that, subject to significant exceptions, limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things:

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
The DIP Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the DIP Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Agreement and all actions permitted to be taken under the loan documents or applicable law, subject to the terms of the DIP Order.
Conversion to Exit Facility
Upon the satisfaction or waiver of the conditions set forth in the DIP Credit Agreement and the entry by the Bankruptcy Court of an order confirming an acceptable plan of reorganization, the DIP Facility will convert into an exit facility on the terms set forth in an exhibit to the DIP Credit Agreement.

CCO Receivables Based Credit Facility
On June 1, 2018 (the “Closing Date”), Clear Channel Outdoor, Inc. (“CCO”), a subsidiary of Clear Channel Outdoor Holdings, Inc. (“CCOH”), entered into a Credit Agreement (the “Credit Agreement”), as parent borrower, with certain of its subsidiaries named therein, as subsidiary borrowers (the “CCO Subsidiary Borrowers”), Deutsche Bank AG New York Branch, as administrative agent (the “Administrative Agent”) and swing line lender, and the other lenders from time to time party thereto. The Credit Agreement governs CCO’s new asset-based revolving credit facility and replaces CCOH’s prior credit agreement, dated as of August 22, 2013 (the “Prior Credit Agreement”), which was terminated on the Closing Date.
Size and Availability
The Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 85.0% of the eligible accounts receivable of CCO and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (ii) the aggregate revolving credit commitments. As of the Closing Date, the aggregate revolving credit commitments were $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. On the Closing Date, the revolving credit facility was used to replace and terminate the commitments under the Prior Credit Agreement and to replace the letters of credit outstanding under the Prior Credit Agreement.
Interest Rate and Fees
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the Applicable Rate plus, at CCO’s option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by the Administrative Agent as its “prime rate” and (c) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%, or (2) a Eurocurrency rate that is equal to the LIBOR rate as published by Reuters two business days prior to the commencement of the interest period. The Applicable Rate for borrowings under the Credit Agreement is 1.00% with respect to base rate loans and 2.00% with respect to Eurocurrency loans.
In addition to paying interest on outstanding principal under the Credit Agreement, CCO is required to pay a commitment fee of 0.375% per annum to the lenders under the Credit Agreement in respect of the unutilized revolving commitments thereunder. CCO must also pay a letter of credit fee for each issued letter of credit equal to 2.00% per annum times the daily maximum amount then available to be drawn under such letter of credit.
Maturity
Borrowings under the Credit Agreement will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of CCOH or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250,000,000 (other than the 8.75% senior notes due 2020 issued by Clear Channel International, B.V.).
Prepayments
If at any time, the outstanding amount under the revolving credit facility exceeds the lesser of (i) the aggregate amount committed by the revolving credit lenders and (ii) the borrowing base, CCO will be required to prepay first, any protective advances and second, any outstanding revolving loans and swing line loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, as applicable.
Subject to customary exceptions and restrictions, CCO may voluntarily repay outstanding amounts under the Credit Agreement at any time without premium or penalty. Any voluntary prepayments CCO makes will not reduce commitments under the Credit Agreement.
Guarantees and Security
The facility is guaranteed by the CCO Subsidiary Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by a perfected security interest in all of CCO’s and the CCO Subsidiary Borrowers’ accounts receivable and related assets and proceeds thereof.
Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $7.5 million and (b) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time, CCO will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Financial Covenant Triggering Event, and will be required to continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $7.5 million and (y) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time, at which time the Financial Covenant Triggering Event will no longer be deemed to be occurring.
The Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Borrowers’ ability and the ability of their restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates or;

•	change lines of business.
The Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, material judgments and a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement and all actions permitted to be taken by a secured creditor.

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
On June 14, 2018, iHeartCommunications refinanced its receivables based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, we used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables based credit facility.
Certain Relationships with the Sponsors
We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until December 31, 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the six months ended June 30, 2018, the Company recognized management fees and reimbursable expenses of $2.9 million. In connection with the Reorganization, the Company is not recognizing management fees in the post-petition period. The Company recognized management fees and reimbursable expenses of $3.8 million and $7.6 million for the three and six months ended June 30, 2017, respectively.

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
The Intercompany Note previously was the subject of litigation. Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established an intercompany note committee for the specific purpose of monitoring the Intercompany Note. The CCOH Intercompany Note Committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Intercompany Note under certain specified circumstances tied to the Company’s liquidity or the amount outstanding under the Intercompany Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded. If the specified circumstances tied to the Company’s liquidity occur, the CCOH Intercompany Note Committee is authorized to demand repayment of up to the full principal amount of the Intercompany Note, if it declares a simultaneous dividend to CCOH’s stockholders in the same amount. As a result of the Chapter 11 Cases, the balance on the Intercompany Note is currently frozen and any payment pursuant to such demand would be subject to the approval of the Bankruptcy Court.
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
As a result of the filing of the Chapter 11 petition, the balance under the Intercompany Note has become immediately due and payable. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As of June 30, 2018, the liability recorded in respect of the post-petition balance of the Due to iHeartCommunications Note on CCOH's balance sheet was $3.5 million. iHeartCommunications' obligations under the Intercompany Note are subject to settlement under a plan of reorganization which must be confirmed by the Bankruptcy Court.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2018, approximately 31% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, disregarding the impact of the

Chapter 11 Cases on our requirement to pay interest on our long-term debt, it is estimated that our interest expense for the six months ended June 30, 2018 would have changed by $34.3 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net losses of $21.0 million and $28.6 million for the three and six months ended June 30, 2018, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and six months ended June 30, 2018 by $2.1 million and $2.9 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2018 would have increased our net losses for the same periods by corresponding amounts.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017, we undertook a broad range of remedial procedures prior to July 31, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2017. Our efforts to improve our internal controls are ongoing and are focused on implementing additional controls to strengthen the cash management and reporting process at Clear Media Limited, our outdoor business in China. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2017, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017.

PART II -- OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% senior notes due 2018 and 7.25% senior notes due 2027, and not in its individual capacity, filed an adversary proceeding against us in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% senior notes due 2018 and 7.25% senior notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% senior notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% senior notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% senior notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, we filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We have answered the complaint and discovery is proceeding.  The trial is scheduled to begin on October 24, 2018.
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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss is scheduled for September 20, 2018.
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

We advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and are cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on us in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
Italy Investigation
As described in Note 1 to these consolidated financial statements, during the three months ended June 30, 2018, we identified misstatements associated with VAT obligations related to our subsidiary in Italy.  Upon identification of these misstatements, we undertook certain procedures, including a forensic investigation, which is ongoing.  In addition, we voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position.  The current expectation is that we may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit, amounting to approximately $17 million, including estimated possible penalties and interest.  The discussion with the tax authorities is at an early stage and therefore the ultimate amount that will be paid to the tax authorities in Italy is unknown. The ultimate amount to be paid may differ from our estimates, and such differences may be material.

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report"). There have not been any material changes in the risk factors disclosed in our Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	66	$1.75	—	$—
May 1 through May 31	43,464	0.36	—	—
June 1 through June 30	—	—	—	—
Total	43,530	$0.36	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the following debt instruments (the “Debt Instruments”):

•
Senior Indenture, dated as of October 1, 1997 (as amended or supplemented from time to time), by and between iHeartCommunications and The Bank of New York (now known as The Bank of New York Mellon), as trustee (with Wilmington Savings Fund Society, FSB as successor trustee), governing iHeartCommunications’ 5.50% Senior Notes due 2016, 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027;

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
10.1
Credit Agreement, dated as of June 14, 2018, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers thereto, Citibank N.A., as lender and administrative agent, the swing line lenders and letter of credit issuers named therein and other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on June 20, 2018.)

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

IHEARTMEDIA, INC.

July 31, 2018	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary