Form 10-Q
period 2018-09-30
iHeartMedia, Inc.
filed 2018-11-08
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
Commission File Number
000-53354
IHEARTMEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0241222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	31,538,017 (1)
Class B Common Stock, $.001 par value	555,556
Class C Common Stock, $.001 par value	58,967,502
Class D Common Stock, $.001 par value	—

(1) Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$311,162	$267,109
Accounts receivable, net of allowance of $46,531 in 2018 and $48,450 in 2017	1,466,924	1,508,370
Prepaid expenses	240,980	209,330
Other current assets	59,726	82,538
Total Current Assets	2,078,792	2,067,347
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,038,835	1,180,882
Other property, plant and equipment, net	680,256	703,832
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,417,830	2,451,813
Indefinite-lived intangibles - permits	971,163	977,152
Other intangibles, net	432,497	550,056
Goodwill	4,043,941	4,051,082
OTHER ASSETS
Other assets	295,998	274,932
Total Assets	$11,959,312	$12,257,096
CURRENT LIABILITIES
Accounts payable	$149,236	$163,449
Accrued expenses	764,353	764,275
Accrued interest	11,623	268,102
Deferred income	218,654	186,404
Current portion of long-term debt	347	14,972,367
Total Current Liabilities	1,144,213	16,354,597
Long-term debt	5,274,490	5,676,814
Deferred income taxes	360,429	959,390
Other long-term liabilities	498,001	610,639
Liabilities subject to compromise	16,475,414	—
Commitments and contingent liabilities (Note 5)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	17,353	41,191
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 32,379,507 and 32,626,168 shares in 2018 and 2017, respectively	32	32
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2018 and 2017	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2018 and 2017	59	59
Class D Common Stock, par value $.001 per share, authorized 200,000,000 shares, no shares issued in 2018 and 2017	—	—
Additional paid-in capital	2,074,194	2,072,566
Accumulated deficit	(13,560,251)	(13,142,001)
Accumulated other comprehensive loss	(322,071)	(313,718)
Cost of shares (793,968 in 2018 and 610,991 in 2017) held in treasury	(2,552)	(2,474)
Total Stockholders' Deficit	(11,793,235)	(11,344,344)
Total Liabilities and Stockholders' Deficit	$11,959,312	$12,257,096
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,582,765	$1,536,757	$4,553,255	$4,455,270
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	630,264	623,741	1,869,260	1,812,505
Selling, general and administrative expenses (excludes depreciation and amortization)	457,757	438,796	1,382,234	1,337,091
Corporate expenses (excludes depreciation and amortization)	84,193	77,967	242,553	233,487
Depreciation and amortization	120,700	149,749	419,778	443,650
Impairment charges	40,922	7,631	40,922	7,631
Other operating income (expense), net	(1,637)	(13,215)	(5,212)	24,785
Operating income	247,292	225,658	593,296	645,691
Interest expense (excludes contractual interest of $372,162 and $812,420 for the three and nine months ended September 30, 2018, respectively)	99,255	470,250	625,252	1,388,819
Equity in earnings (loss) of nonconsolidated affiliates	172	(2,238)	291	(2,240)
Other income (expense), net	(6,182)	50	(35,424)	(13,677)
Reorganization items, net	52,475	—	313,270	—
Income (loss) before income taxes	89,552	(246,780)	(380,359)	(759,045)
Income tax expense	(17,769)	(2,051)	(47,188)	(50,143)
Consolidated net income (loss)	71,783	(248,831)	(427,547)	(809,188)
Less amount attributable to noncontrolling interest	1,705	1,659	(10,732)	7,614
Net income (loss) attributable to the Company	$70,078	$(250,490)	$(416,815)	$(816,802)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,509)	12,408	(20,042)	43,071
Unrealized holding loss on marketable securities	—	(320)	—	(218)
Reclassification adjustments	1,425	6,207	1,425	4,563
Other comprehensive income (loss)	(6,084)	18,295	(18,617)	47,416
Comprehensive income (loss)	63,994	(232,195)	(435,432)	(769,386)
Less amount attributable to noncontrolling interest	(5,212)	4,161	(8,829)	10,060
Comprehensive income (loss) attributable to the Company	$69,206	$(236,356)	$(426,603)	$(779,446)
Net loss attributable to the Company per common share:
Basic	$0.82	$(2.94)	$(4.88)	$(9.62)
Weighted average common shares outstanding - Basic	85,544	85,072	85,348	84,900
Diluted	$0.82	$(2.94)	$(4.88)	$(9.62)
Weighted average common shares outstanding - Diluted	85,622	85,072	85,348	84,900
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(427,547)	$(809,188)
Reconciling items:
Impairment charges	40,922	7,631
Depreciation and amortization	419,778	443,650
Deferred taxes	22,020	13,291
Provision for doubtful accounts	19,911	20,936
Amortization of deferred financing charges and note discounts, net	19,871	42,682
Non-cash Reorganization items, net	261,057	—
Share-based compensation	8,385	9,020
(Gain) loss on disposal of operating and other assets	432	(30,149)
Equity in (earnings) loss of nonconsolidated affiliates	(291)	2,240
Barter and trade income	(10,080)	(32,953)
Other reconciling items, net	13,105	(19,169)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	5,799	(60,984)
Increase in prepaid expenses and other current assets	(38,058)	(41,237)
Decrease in accrued expenses	(30,887)	(37,819)
Increase in accounts payable	35,525	9,419
Increase (decrease) in accrued interest	312,605	(78,087)
Increase in deferred income	16,774	3,847
Changes in other operating assets and liabilities	(5,972)	(808)
Net cash provided by (used for) operating activities	663,349	(557,678)
Cash flows from investing activities:
Purchases of other investments	(253)	(500)
Proceeds from sale of other investments	18,909	628
Purchases of property, plant and equipment	(157,569)	(184,944)
Proceeds from disposal of assets	7,245	71,320
Purchases of other operating assets	(2,132)	(3,224)
Change in other, net	(1,092)	(3,693)
Net cash used for investing activities	(134,892)	(120,413)
Cash flows from financing activities:
Draws on credit facilities	143,359	60,000
Payments on credit facilities	(258,308)	(25,909)
Proceeds from long-term debt	—	156,000
Payments on long-term debt	(364,776)	(5,385)
Payments to purchase noncontrolling interests	—	(953)
Dividends and other payments to noncontrolling interests	(11,042)	(41,083)
Change in other, net	(2,340)	(5,604)
Net cash provided by (used for) financing activities	(493,107)	137,066
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,553)	7,496
Net increase (decrease) in cash, cash equivalents and restricted cash	26,797	(533,529)
Cash, cash equivalents and restricted cash at beginning of period	311,300	855,726
Cash, cash equivalents and restricted cash at end of period	$338,097	$322,197
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$293,689	$1,426,438
Cash paid for income taxes	27,597	31,668
Cash paid for Reorganization items, net	52,213	—
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
Certain prior period amounts have been reclassified to conform to the 2018 presentation.
Immaterial Corrections to Prior Periods
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its International Outdoor segment, which resulted in an understatement of the Company's VAT obligation. The Company evaluated the effects of these misstatements on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in SEC Staff Bulletins ("SAB") 99, Materiality, SAB 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and Accounting Standards Codification 250, Accounting Changes and Error Corrections, and concluded that no prior period is materially misstated. However, the Company has determined to revise our consolidated financial statements for the VAT misstatements, as well as other previously identified immaterial errors, for the prior periods presented herein.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the effect of the corrections on the Consolidated Balance Sheet as of December 31, 2017 is as follows:

	December 31, 2017
(In thousands)	As Reported	Correction	Revised
Other assets	$278,267	$(3,335)	$274,932
Total Assets	12,260,431	(3,335)	12,257,096
Other long-term liabilities	597,085	13,554	610,639
Noncontrolling interest	42,764	(1,573)	41,191
Accumulated deficit	(13,127,843)	(14,158)	(13,142,001)
Accumulated other comprehensive loss	(312,560)	(1,158)	(313,718)
Total Stockholders' Deficit	(11,327,455)	(16,889)	(11,344,344)
Total Liabilities and Stockholders' Deficit	12,260,431	(3,335)	12,257,096
A summary of the effect of the corrections on the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017
(In thousands)	As Reported	Correction	Revised
Revenue	$1,537,416	$(659)	$1,536,757
Direct operating expenses (excludes depreciation and amortization)	621,895	1,846	623,741
Selling, general and administrative expenses (excludes depreciation and amortization)	438,654	142	438,796
Operating income	228,305	(2,647)	225,658
Loss before income taxes	(244,133)	(2,647)	(246,780)
Consolidated net loss	(246,184)	(2,647)	(248,831)
Less amount attributable to noncontrolling interest	1,993	(334)	1,659
Net loss attributable to the Company	(248,177)	(2,313)	(250,490)
Foreign currency translation adjustments	13,010	(602)	12,408
Other comprehensive income	18,897	(602)	18,295
Comprehensive loss	(229,280)	(2,915)	(232,195)
Less amount attributable to noncontrolling interest	4,289	(128)	4,161
Comprehensive loss attributable to the Company	(233,569)	(2,787)	(236,356)
Basic loss per share	(2.92)	(0.02)	(2.94)
Diluted loss per share	(2.92)	(0.02)	(2.94)

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2017
(In thousands)	As Reported	Correction	Revised
Revenue	$4,457,106	$(1,836)	$4,455,270
Direct operating expenses (excludes depreciation and amortization)	1,807,534	4,971	1,812,505
Selling, general and administrative expenses (excludes depreciation and amortization)	1,336,563	528	1,337,091
Operating income	653,026	(7,335)	645,691
Interest expense	1,388,747	72	1,388,819
Loss before income taxes	(751,638)	(7,407)	(759,045)
Consolidated net loss	(801,781)	(7,407)	(809,188)
Less amount attributable to noncontrolling interest	8,648	(1,034)	7,614
Net loss attributable to the Company	(810,429)	(6,373)	(816,802)
Foreign currency translation adjustments	44,665	(1,594)	43,071
Other comprehensive income	49,010	(1,594)	47,416
Comprehensive loss	(761,419)	(7,967)	(769,386)
Less amount attributable to noncontrolling interest	10,342	(282)	10,060
Comprehensive loss attributable to the Company	(771,761)	(7,685)	(779,446)
Basic loss per share	(9.55)	(0.07)	(9.62)
Diluted loss per share	(9.55)	(0.07)	(9.62)
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
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, which deadline was subsequently extended to June 22, 2018, and which motion was filed with the Bankruptcy Court on June 22, 2018, (iii) the entry of an order approving the disclosure statement by July 27, 2018 (subject to one additional 20-day extension on the terms set forth on the RSA), (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (v) the effective date of the plan of reorganization occurring by March 14, 2019. The Debtors satisfied the first and second milestones, but did not satisfy the third milestone because the order approving the Disclosure Statement was not entered until September 20, 2018, which was after the date required by the third milestone. As a result, certain of the Consenting Stakeholders presently have the right to terminate the RSA, but as of the date hereof, the RSA has not been terminated.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 15, 2018, July 16, 2018 August 15, 2018, September 7, 2018 and October 1, 2018, the Debtors filed monthly operating reports for the periods from March 15, 2018 to April 30, 2018, May 1, 2018 to May 31, 2018, June 1, 2018 to June 30, 2018, July 1, 2018 to July 31, 2018 and August 1, 2018 to August 31, 2018, respectively (the “Monthly Operating Reports”) with the Bankruptcy Court.
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
The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2018 related to the bankruptcy proceedings, including unamortized long-term debt fees and discounts associated with debt classified as liabilities subject to compromise, are recorded as Reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the Consolidated Balance Sheet at September 30, 2018 as Liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding Reorganization items.
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

•	Segregation of Reorganization items, net as a separate line in the Consolidated Statement of Comprehensive Income (Loss), outside of income from continuing operations.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Debtors' have received approximately 4,200 proofs of claim as of November 5, 2018 for an amount of approximately $808.3 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Approximately 275 claims totaling approximately $13 million have been disallowed or withdrawn and the Debtors have filed additional claim objections with the Bankruptcy Court for approximately 200 claims totaling approximately $4.8 billion in additional reductions. The Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
Reorganization Items, Net
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, including the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, costs of debtor-in-possession refinancing, legal and professional fees. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018. See Note 12, Reorganization Items, Net.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying Consolidated Balance Sheet as of September 30, 2018 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 11, Liabilities Subject to Compromise.
Plan of Reorganization
On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court pursuant to Chapter 11 of the Bankruptcy Code.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 21, 2018, the Debtors filed an amended Disclosure Statement with the Bankruptcy Court. On August 5, 2018, the Debtors filed an amended Plan of Reorganization with the Bankruptcy Court. On August 23, 2018, the Debtors filed a second amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On August 28, 2018, the Debtors filed a third amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On September 12, 2018, the Debtors filed a fourth amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On September 18, 2018, the Debtors filed a revised fourth amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On September 20, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and related solicitation and notice procedures for voting on the Plan of Reorganization, and the Debtors filed solicitation versions of the Plan of Reorganization and Disclosure Statement.
Following the entry of the order approving the Disclosure Statement, the Debtors, certain Consenting Stakeholders, and the Official Committee of Unsecured Creditors reached an agreement regarding the treatment of general unsecured claims under the Plan of Reorganization. On October 10, 2018, the Debtors filed a fifth amended Plan of Reorganization reflecting such agreement and a supplement to the Disclosure Statement (the “Disclosure Statement Supplement”). On October 18, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement Supplement and the continued solicitation of holders of general unsecured claims for voting on the Plan of Reorganization, and the Debtors filed solicitation versions of the Plan of Reorganization and Disclosure Statement Supplement. The deadline by which holders of claims and interests entitled to vote on the Plan of Reorganization must vote is currently November 16, 2018, and a hearing has been scheduled for December 11, 2018 to consider confirmation of the Plan of Reorganization.
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
The Plan of Reorganization is subject to the approval of the Bankruptcy Court and other constituencies in accordance with the Bankruptcy Code, and is subject to further revision. There can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court on the currently contemplated terms or at all, or that any confirmed plan of reorganization will be implemented successfully.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
New Accounting Pronouncements Recently Adopted
Revenue from Contracts with Customers
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), or Consolidated Statements of Cash Flows for prior periods. Please refer to Note 2, Revenues, for more information.
As a result of adopting this new accounting standard, the Company has updated its significant accounting policies, as follows:
Accounts Receivable
Accounts receivable are recorded when the Company has an unconditional right to payment, either because it has satisfied a performance obligation prior to receiving payment from the customer or has a non-cancelable contract that has been billed in advance in accordance with the Company’s normal billing terms.
Accounts receivable are recorded at the invoiced amount, net of reserves for sales allowances and allowances for doubtful accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of accounts receivable for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
Revenue Recognition
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Where third-parties are involved in the provision of goods and services to a customer, revenue is recognized at the gross amount of consideration the Company expects to receive if the Company controls the promised good or service before it is transferred to the customer; otherwise, revenue is recognized at the net amount the Company retains. The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred income is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms.
The primary source of revenue in the iHM segment is the sale of advertising on the Company’s broadcast radio stations, its iHeartRadio mobile application and website, station websites, and national and local live events. Revenues for advertising spots are recognized at the point in time when the advertisement is broadcast or streamed, while revenues for online display advertisements are recognized over time based on impressions delivered or time elapsed, depending upon the terms of the contract. Revenues for event sponsorships are recognized over the period of the event. iHM also generates revenues from programming talent, network syndication, traffic and weather data, and other miscellaneous transactions, which are recognized when the services are transferred to the customer. iHM’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.
The Americas outdoor and International outdoor segments generate revenue primarily from the sale of advertising space on printed and digital displays, including billboards, street furniture displays, transit displays and retail displays, which may be sold as individual units or as a network package. Revenues from these contracts, which typically cover periods of a few weeks to one year, are generally recognized ratably over the term of the contract as the advertisement is displayed. These segments also generate revenue from production and creative services, which are distinct from the advertising display services, and related revenue is recognized at the point in time the Company installs the advertising copy at the display site. Americas outdoor contracts are

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

generally billed monthly in advance, and International outdoor includes a combination of advance billings and billings upon completion of service.
The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media, which is reported in the Company’s Other segment. Revenues from these contracts are recognized at the point in time when the advertisements are broadcast. Because the Company is a representative of its media clients and does not control the advertising inventory before it is transferred to the advertiser, the Company recognizes revenue at the net amount of contractual commissions retained for its representation services. The Company’s media representation contracts typically have terms up to ten years in duration and are generally billed monthly upon satisfaction of the performance obligations.
The Company recognizes revenue in amounts that reflect the consideration it expects to receive in exchange for transferring goods or services to customers, excluding sales taxes and other similar taxes collected on behalf of governmental authorities (the "transaction price”). When this consideration includes a variable amount, the Company estimates the amount of consideration it expects to receive and only recognizes revenue to the extent that it is probable it will not be reversed in a future reporting period. Because the transfer of promised goods and services to the customer is generally within a year of scheduled payment from the customer, the Company is not typically required to consider the effects of the time value of money when determining the transaction price. Advertising revenue is reported net of agency commissions.
Trade and barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots or display space promised to the customer. Revenue is recognized on trade and barter transactions when the advertisements are broadcasted or displayed, and expenses are recorded ratably over a period that estimates when the merchandise, services or other assets received are utilized, or when the event occurs. Trade and barter revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Trade and barter revenues and expenses from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Consolidated:
Trade and barter revenues	$55,475	$49,886	$153,185	$162,330
Trade and barter expenses	42,985	34,672	145,656	126,502

iHM Segment:
Trade and barter revenues	$51,831	$45,884	$141,769	$149,164
Trade and barter expenses	40,607	31,859	136,827	118,215
In order to appropriately identify the unit of accounting for revenue recognition, the Company determines which promised goods and services in a contract with a customer are distinct and are therefore separate performance obligations. If a promised good or service does not meet the criteria to be considered distinct, it is combined with other promised goods or services until a distinct bundle of goods or services exists. Certain of the Company’s contracts with customers include options for the customer to acquire additional goods or services for free or at a discount, and management judgment is required to determine whether these options are material rights that are separate performance obligations.
For revenue arrangements that contain multiple distinct goods or services, the Company allocates the transaction price to these performance obligations in proportion to their relative standalone selling prices. The Company has concluded that the contractual prices for the promised goods and services in its standard contracts generally approximate management’s best estimate of standalone selling price as the rates reflect various factors such as the size and characteristics of the target audience, market location and size, and recent market selling prices. However, where the Company provides customers with free or discounted services as part of contract negotiations, management uses judgment to determine how much of the transaction price to allocate to these performance obligations.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Costs
Incremental costs of obtaining a contract primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. These costs are generally expensed when incurred because the period of benefit is one year or less.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$311,162	$267,109
Restricted cash included in:
Other current assets	7,653	26,096
Other assets	19,282	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$338,097	$311,300

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Debtors' Balance Sheet to the total of the amounts reported in the Debtors' Statement of Cash Flows:

(In thousands)	September 30, 2018
Cash and cash equivalents	$76,154
Restricted cash included in:
Other current assets	3,422
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$79,576
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
New Accounting Pronouncements Not Yet Adopted
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. The most significant change to the standard includes the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Lessor accounting also is updated to align with certain changes in the lessee model and the new revenue recognition standard which was adopted this year. The standard

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The standard is expected to have a material impact on our consolidated balance sheet, but is not expected to materially impact our consolidated statement of comprehensive income (loss) or cash flows. The Company is continuing to evaluate the impact of the provisions of this new standard on its consolidated financial statements.
In July 2018, The FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements. The update provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date. The Company plans to adopt Topic 842 following this optional transition method. The update also provides lessors a practical expedient to allow them to not separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. The updated practical expedient for lessors will not have a material effect to the Company’s consolidated financial statements.
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
During the third quarter of 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal use software guidance in Accounting Standards Codification (ASC) 350-402 to determine which implementation costs to capitalize as assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

NOTE 2 – REVENUES
The Company generates revenue from several sources:

•
The primary source of revenue in the iHM segment is the sale of advertising on the Company’s radio stations, its iHeartRadio mobile application and website, station websites, and live events. This segment also generates revenues from programming talent, network syndication, traffic and weather data, and other miscellaneous transactions.

•	The Americas outdoor and International outdoor segments generate revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays.

•
The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media, which is reported in the Company’s Other segment.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three and nine months ended September 30, 2018 and 2017:

(In thousands)	iHM	Americas Outdoor(1)	International Outdoor(1)	Other	Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenue from contracts with customers:
United States	$869,126	$116,503	$—	$47,088	$(168)	$1,032,549
Other Americas	582	671	11,242	—	—	12,495
Europe	2,415	—	191,514	—	—	193,929
Asia-Pacific and other	4,059	—	5,563	—	—	9,622
Eliminations	(3,415)	—	—	—	—	(3,415)
Total	872,767	117,174	208,319	47,088	(168)	1,245,180
Revenue from leases	637	186,247	151,999	—	(1,298)	337,585
Revenue, total	$873,404	$303,421	$360,318	$47,088	$(1,466)	$1,582,765

Three Months Ended September 30, 2017
Revenue from contracts with customers:
United States	$854,890	$106,806	$—	$34,452	$(341)	$995,807
Other Americas	704	2,488	14,224	—	—	17,416
Europe	2,420	—	181,229	—	—	183,649
Asia-Pacific and other	4,453	162	4,635	—	—	9,250
Eliminations	(3,798)	—	—	—	—	(3,798)
Total	858,669	109,456	200,088	34,452	(341)	1,202,324
Revenue from leases	862	184,351	150,535	—	(1,315)	334,433
Revenue, total	$859,531	$293,807	$350,623	$34,452	$(1,656)	$1,536,757

Nine Months Ended September 30, 2018
Revenue from contracts with customers:
United States	$2,457,506	$328,138	$—	$113,803	$(1,606)	$2,897,841
Other Americas	2,025	1,955	36,723	—	—	40,703
Europe	7,477	—	605,032	—	—	612,509
Asia-Pacific and other	12,640	—	17,685	—	—	30,325
Eliminations	(10,568)	—	—	—	—	(10,568)
Total	2,469,080	330,093	659,440	113,803	(1,606)	3,570,810
Revenue from leases	2,159	529,097	455,487	—	(4,298)	982,445
Revenue, total	$2,471,239	$859,190	$1,114,927	$113,803	$(5,904)	$4,553,255

Nine Months Ended September 30, 2017
Revenue from contracts with customers:
United States	$2,487,144	$308,988	$—	$99,332	$(1,778)	$2,893,686
Other Americas	2,107	10,279	37,418	—	—	49,804
Europe	6,825	—	533,111	—	—	539,936
Asia-Pacific and other	12,782	568	14,853	—	—	28,203
Eliminations	(11,120)	—	—	—	—	(11,120)
Total	2,497,738	319,835	585,382	99,332	(1,778)	3,500,509
Revenue from leases	3,346	534,509	420,572	—	(3,666)	954,761
Revenue, total	$2,501,084	$854,344	$1,005,954	$99,332	$(5,444)	$4,455,270

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Due to a re-evaluation of the Company’s segment reporting in 2018, its operations in Latin America are included in the International outdoor segment results for all periods presented. See Note 1, Basis of Presentation.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.
Revenue from Contracts with Customers
The following tables show the changes in the Company’s contract balances from contracts with customers for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$1,104,255	$1,106,289	$1,196,101	$1,067,980
Additions (collections), net	19,628	6,487	(58,027)	55,186
Bad debt, net of recoveries	(2,720)	(6,189)	(16,911)	(16,579)
Ending balance, net of allowance	1,121,163	1,106,587	1,121,163	1,106,587
Accounts receivable from leases, net of allowance	345,761	326,432	345,761	326,432
Total accounts receivable, net of allowance	$1,466,924	$1,433,019	$1,466,924	$1,433,019

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Deferred revenue from contracts with customers:
Beginning balance	$204,013	$206,807	$181,748	$191,916
Revenue recognized, included in beginning balance	(106,893)	(97,775)	(131,449)	(141,045)
Additions, net of revenue recognized during period	96,173	88,297	142,994	146,458
Ending balance	193,293	197,329	193,293	197,329
Deferred revenue from leases	50,930	54,639	50,930	54,639
Total deferred revenue	244,223	251,968	244,223	251,968
Less: Non-current portion, included in other long-term liabilities	30,484	41,473	30,484	41,473
Current portion of deferred revenue, included in deferred income	$213,739	$210,495	$213,739	$210,495
The Company’s contracts with customers generally have a term of one year or less; however, as of September 30, 2018, the Company expects to recognize $243.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Leases
As of December 31, 2017, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(In thousands)
2018	$280,909
2019	37,024
2020	19,103
2021	13,683
2022	9,628
Thereafter	18,836
Total minimum future rentals	$379,183

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Acquisition
On October 10, 2018, the Company acquired Stuff Media LLC for $55.0 million.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2018 and December 31, 2017, respectively:

(In thousands)	September 30, 2018	December 31, 2017
Land, buildings and improvements	$568,499	$562,702
Structures	2,808,059	2,864,442
Towers, transmitters and studio equipment	362,158	356,664
Furniture and other equipment	750,459	707,163
Construction in progress	87,337	74,810
	4,576,512	4,565,781
Less: accumulated depreciation	2,857,421	2,681,067
Property, plant and equipment, net	$1,719,091	$1,884,714
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
The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.
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
During the third quarter of 2018, the Company recognized impairment charges of $33.1 million related to FCC licenses in several iHM radio markets and an impairment charge of $7.8 million related to permits in one Americas outdoor market. The Company recognized impairment charges related to its indefinite-lived intangible assets within one iHM radio market of $6.0 million during the three and nine months ended September 30, 2017.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2018 and December 31, 2017, respectively:

(In thousands)	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$533,274	$(440,452)	$548,918	$(440,284)
Customer / advertiser relationships	1,226,329	(1,205,662)	1,226,314	(1,133,251)
Talent contracts	161,962	(146,978)	161,962	(138,728)
Representation contracts	77,507	(68,976)	77,507	(62,753)
Permanent easements	162,920	—	162,920	—
Other	373,675	(241,102)	372,292	(224,841)
Total	$2,535,667	$(2,103,170)	$2,549,913	$(1,999,857)

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2018 and 2017 was $24.2 million and $49.5 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2018 and 2017 was $116.4 million and $148.2 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2019	$45,875
2020	$39,144
2021	$34,303
2022	$29,153
2023	$21,377
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
The Company concluded no goodwill impairment was required during the three and nine months ended September 30, 2018. The Company recognized goodwill impairment of $1.6 million during the three and nine months ended September 30, 2017 related to one market in the Company's International outdoor segment.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Consolidated
Balance as of December 31, 2016	$3,288,481	$505,478	$190,785	$81,831	$4,066,575
Impairment	—	—	(1,591)	—	(1,591)
Acquisitions	2,442	2,252	—	—	4,694
Dispositions	(35,715)	—	(1,817)	—	(37,532)
Foreign currency	—	—	18,847	—	18,847
Assets held for sale	—	89	—	—	89
Balance as of December 31, 2017	$3,255,208	$507,819	$206,224	$81,831	$4,051,082
Dispositions	(1,606)	—	—	—	(1,606)
Foreign currency	—	—	(5,535)	—	(5,535)
Balance as of September 30, 2018	$3,253,602	$507,819	$200,689	$81,831	$4,043,941

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Senior Secured Credit Facilities	$—	$6,300,000
Receivables Based Credit Facility due 2020(1)	—	405,000
Debtors-in-Possession Facility(1)	—	—
9.0% Priority Guarantee Notes Due 2019	—	1,999,815
9.0% Priority Guarantee Notes Due 2021	—	1,750,000
11.25% Priority Guarantee Notes Due 2021	—	870,546
9.0% Priority Guarantee Notes Due 2022	—	1,000,000
10.625% Priority Guarantee Notes Due 2023	—	950,000
CCO Receivables Based Credit Facility Due 2023(2)	—	—
Other secured subsidiary debt(3)	4,034	8,522
Total consolidated secured debt	4,034	13,283,883

14.0% Senior Notes Due 2021	—	1,763,925
Legacy Notes(4)	—	475,000
10.0% Senior Notes Due 2018(5)	—	47,482
CCWH Senior Notes due 2022	2,725,000	2,725,000
CCWH Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	375,000	375,000
Other subsidiary debt	26	24,615
Purchase accounting adjustments and original issue discount(6)	(611)	(136,653)
Long-term debt fees(6)	(28,612)	(109,071)
Long-term debt, net subject to compromise(7)	15,148,955	—
Total debt, prior to reclassification to Liabilities subject to compromise	20,423,792	20,649,181
Less: current portion	347	14,972,367
Less: Amounts reclassified to Liabilities subject to compromise	15,148,955	—
Total long-term debt	$5,274,490	$5,676,814

(1)
On June 14, 2018 (the “DIP Closing Date”), iHeartCommunications refinanced its receivables based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At closing, iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, the Company used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables based credit facility. Long-term debt fees incurred in relation to the DIP Facility were expensed as incurred and are reflected within Reorganization items, net in the Company's Consolidated Statement of Comprehensive Income (Loss). On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of September 30, 2018, the Company had a borrowing limit of $450.0 million under iHeartCommunications' DIP Facility, had no outstanding borrowings, had $65.3 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $347.2 million of excess availability.

(2)
On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, Clear Channel Outdoor, Inc. ("CCO"), refinanced CCOH's senior revolving credit facility and replaced it with an asset based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018, the facility had $86.4 million of letters of credit outstanding and a borrowing base of $113.0 million, resulting in $26.6 million of excess availability.

(3)	Other secured subsidiary debt matures at various dates from 2018 through 2045.

(4)
iHeartCommunications' Legacy Notes, all of which were issued prior to the acquisition of iHeartCommunications by the Company in 2008, consist of $175.0 million of Senior Notes that matured on June 15, 2018, $300.0 million of Senior Notes that mature in 2027 and $57.1 million of Senior Notes due 2016 held by a subsidiary of the Company that remain outstanding but are eliminated for purposes of consolidation of the Company’s financial statements.

(5)
On January 4, 2018, a subsidiary of iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(6)
As a result of the Company's Chapter 11 Cases, the Company expensed $67.1 million of deferred long-term debt fees and $131.1 million of original issue discount to Reorganization items, net, in the Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2018.

(7)
In connection with the Company's Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $16.0 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheet as of September 30, 2018. As of the Petition Date, the Company ceased making principal and interest payments, and ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

The Company’s weighted average interest rate was 9.1% and 8.9% as of September 30, 2018 and December 31, 2017, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $15.4 billion as of September 30, 2018 and December 31, 2017. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.
Debtors-in-Possession Facility
On June 14, 2018, iHeartCommunications, Inc., an indirect subsidiary of the Company, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), as parent borrower, with iHeartMedia Capital I, LLC (“Holdings”), as guarantor, certain Debtor subsidiaries of iHeartCommunications named therein, as subsidiary borrowers (the “Subsidiary Borrowers”), Citibank, N.A., as a lender and administrative agent, the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Maturity
Borrowings under the DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (a) June 14, 2019 (the “Scheduled Termination Date”) (provided that to the extent the Consummation Date (as defined below) has not occurred solely as a result of failure to obtain necessary regulatory approvals, the Scheduled Termination Date shall be September 16, 2019) and (b) the date of the substantial consummation (as defined in the Bankruptcy Code) of a confirmed plan of reorganization pursuant to an order of the Bankruptcy Court (the “Consummation Date”); provided, that if the DIP Facility is converted into an exit facility as described under “Conversion to Exit Facility” below, then the borrowings will mature on the maturity date set forth in the credit agreement governing such exit facility.
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
Guarantees and Security
The facility is guaranteed by, subject to certain exceptions, Holdings and iHeartCommunications’ Debtor subsidiaries. All obligations under the DIP Credit Agreement, and the guarantees of those obligations, are secured by a perfected first priority senior priming lien on all of iHeartCommunications’ and all of the subsidiary guarantors’ accounts receivable and related proceeds thereof, subject to certain exceptions.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2018, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $70.5 million, $153.9 million and $41.0 million, respectively. A portion of the outstanding bank guarantees were supported by $20.5 million of cash collateral. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against the Company in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% Senior Notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% Senior Notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, the Company filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We have answered the complaint and discovery is proceeding.  The trial was held on October 24, 2018. The parties are awaiting a ruling from the court.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants are Bain Capital LP; Thomas H. Lee Partners L.P.; Abrams Capital L.P.; and Highfields Capital Management L.P. In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asks the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, priority guarantee notes and 2021 notes claims to any and all claims of the legacy noteholders. In addition, the complaint seeks to have any votes to accept the Fourth Amended Plan of Reorganization by Abrams and Highfields on account of their 2021 notes claims, and any votes to accept the Fourth Amended Plan of Reorganization by defendant CCH on account of its junior notes claims, to be designated and disqualified. The Court held a pre-trial conference and oral argument on October 18, 2018. Discovery has not yet begun in this proceeding.
The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Stockholder Litigation
On May 9, 2016, a stockholder of Clear Channel Outdoor Holdings, Inc. ("CCOH") filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants the Company, iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), the Company's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also was named as a nominal defendant. The complaint alleged that CCOH had been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleged that the defendants breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to the Company and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to the Company and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to the Company and iHeartCommunications through a dividend. The complaint also alleged that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleged that the Company, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss was held on September 20, 2018. We are awaiting a ruling by the Court.
On August 27, 2018, the same stockholder of CCOH that had filed a derivative lawsuit against the Company and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of CCOH’s board of directors. The complaint alleges that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH Board and the intercompany note committee of the Board relating to the Intercompany Note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (ii) the CCOH Board breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the CCOH Board breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the CCOH Board to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Board’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the CCOH Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to a police investigation in China for misappropriation of funds. The police investigation is ongoing, and the Company is not aware of any litigation, claim or assessment pending against the Company. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current tax benefit (expense)	$(14,979)	$7,522	$(25,168)	$(36,852)
Deferred tax expense	(2,790)	(9,573)	(22,020)	(13,291)
Income tax expense	$(17,769)	$(2,051)	$(47,188)	$(50,143)
The effective tax rates for the three and nine months ended September 30, 2018 were 19.8% and (12.4)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
The effective tax rates for the three and nine months ended September 30, 2017 were (0.8)% and (6.6)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current year net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the “Tax Act”) which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the three months ended September 30, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material.  At September 30, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances.  The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the company has utilized to calculate the provisional impacts. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

NOTE 7 – STOCKHOLDERS’ DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholders' deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2018	$(11,385,535)	$41,191	$(11,344,344)
Net loss	(416,815)	(10,732)	(427,547)
Dividends declared and other payments to noncontrolling interests	—	(10,381)	(10,381)
Share-based compensation	1,628	6,757	8,385
Foreign currency translation adjustments	(11,062)	(8,980)	(20,042)
Reclassification adjustments	1,274	151	1,425
Other, net	(78)	(653)	(731)
Balances as of September 30, 2018	$(11,810,588)	$17,353	$(11,793,235)

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2017	$(11,030,835)	$128,974	$(10,901,861)
Net income (loss)	(816,802)	7,614	(809,188)
Dividends declared and other payments to noncontrolling interests	—	(43,540)	(43,540)
Share-based compensation	1,867	7,153	9,020
Purchase of additional noncontrolling interests	(378)	(575)	(953)
Disposal of noncontrolling interest	—	(2,438)	(2,438)
Foreign currency translation adjustments	33,473	9,598	43,071
Unrealized holding loss on marketable securities	(195)	(23)	(218)
Reclassification adjustments	4,078	485	4,563
Other, net	(323)	(1,235)	(1,558)
Balances as of September 30, 2017	$(11,809,115)	$106,013	$(11,703,102)
The Company has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$70,078	$(250,490)	$(416,815)	$(816,802)

DENOMINATOR:
Weighted average common shares outstanding - basic	85,544	85,072	85,348	84,900
Weighted average common shares outstanding - diluted(1)	85,622	85,072	85,348	84,900

Net income (loss) attributable to the Company per common share:
Basic	$0.82	$(2.94)	$(4.88)	$(9.62)
Diluted	$0.82	$(2.94)	$(4.88)	$(9.62)

(1)
Outstanding equity awards of 6.6 million and 8.5 million for the three months ended September 30, 2018 and 2017, respectively, and 7.6 million and 8.5 million for the nine months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — OTHER INFORMATION
Other Comprehensive Income (Loss)
The total decrease in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities was $0.3 million for the three and nine months ended September 30, 2018. There was no change in deferred income tax liabilities resulting from adjustments to comprehensive income (loss) for the three and nine months ended September 30, 2017.
Investments
During the second quarter of 2018, the Company sold its ownership interest in one of its cost method investments, resulting in a gain on sale of $9.9 million, which is reflected within Other income (expense), net in the Company's Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2018.
During the third quarter of 2018, the Company sold one of its investments for net cash proceeds of $11.1 million.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company re-evaluated its segment reporting and determined that its Latin American operations should be managed by its International outdoor leadership team. As a result, beginning on January 1, 2018, the operations of Latin America are no longer reflected within the Company’s Americas outdoor segment and are included in the results of its International segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International outdoor segment. The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2018 and 2017:

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenue	$873,404	$303,421	$360,318	$47,088	$—	$(1,466)	$1,582,765
Direct operating expenses	268,606	131,241	230,440	—	—	(23)	630,264
Selling, general and administrative expenses	303,451	49,247	79,550	25,985	—	(476)	457,757
Corporate expenses	—	—	—	—	85,160	(967)	84,193
Depreciation and amortization	34,882	39,783	36,627	3,222	6,186	—	120,700
Impairment charges	—	—	—	—	40,922	—	40,922
Other operating expense, net	—	—	—	—	(1,637)	—	(1,637)
Operating income (loss)	$266,465	$83,150	$13,701	$17,881	$(133,905)	$—	$247,292
Intersegment revenues	$23	$1,443	$—	$—	$—	$—	$1,466
Capital expenditures	$17,750	$25,826	$21,921	$896	$2,555	$—	$68,948
Share-based compensation expense	$—	$—	$—	$—	$3,588	$—	$3,588

Three Months Ended September 30, 2017
Revenue	$859,531	$293,807	$350,623	$34,452	$—	$(1,656)	$1,536,757
Direct operating expenses	265,795	130,269	227,677	—	—	—	623,741
Selling, general and administrative expenses	287,676	49,007	79,532	23,298	—	(717)	438,796
Corporate expenses	—	—	—	—	78,906	(939)	77,967
Depreciation and amortization	58,089	44,457	35,464	3,893	7,846	—	149,749
Impairment charges	—	—	—	—	7,631	—	7,631
Other operating income, net	—	—	—	—	(13,215)	—	(13,215)
Operating income (loss)	$247,971	$70,074	$7,950	$7,261	$(107,598)	$—	$225,658
Intersegment revenues	$—	$1,656	$—	$—	$—	$—	$1,656
Capital expenditures	$14,009	$4,397	$26,932	$184	$2,802	$—	$48,324
Share-based compensation expense	$—	$—	$—	$—	$3,539	$—	$3,539

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2018
Revenue	$2,471,239	$859,190	$1,114,927	$113,803	$—	$(5,904)	$4,553,255
Direct operating expenses	773,424	386,427	709,479	—	—	(70)	1,869,260
Selling, general and administrative expenses	929,308	146,021	235,473	74,420	—	(2,988)	1,382,234
Corporate expenses	—	—	—	—	245,399	(2,846)	242,553
Depreciation and amortization	149,714	127,410	113,875	10,242	18,537	—	419,778
Impairment charges	—	—	—	—	40,922	—	40,922
Other operating expense, net	—	—	—	—	(5,212)	—	(5,212)
Operating income (loss)	$618,793	$199,332	$56,100	$29,141	$(310,070)	$—	$593,296
Intersegment revenues	$84	$5,820	$—	$—	$—	$—	$5,904
Capital expenditures	$42,211	$50,214	$57,487	$1,083	$6,574	$—	$157,569
Share-based compensation expense	$—	$—	$—	$—	$8,385	$—	$8,385

Nine Months Ended September 30, 2017
Revenue	$2,501,084	$854,344	$1,005,954	$99,332	$—	$(5,444)	$4,455,270
Direct operating expenses	773,327	393,953	645,222	3	—	—	1,812,505
Selling, general and administrative expenses	894,669	148,824	221,773	74,519	—	(2,694)	1,337,091
Corporate expenses	—	—	—	—	236,237	(2,750)	233,487
Depreciation and amortization	174,946	130,127	102,711	11,097	24,769	—	443,650
Impairment charges	—	—	—	—	7,631	—	7,631
Other operating income, net	—	—	—	—	24,785	—	24,785
Operating income (loss)	$658,142	$181,440	$36,248	$13,713	$(243,852)	$—	$645,691
Intersegment revenues	$—	$5,444	$—	$—	$—	$—	$5,444
Capital expenditures	$44,353	$46,394	$86,206	$551	$7,440	$—	$184,944
Share-based compensation expense	$—	$—	$—	$—	$9,020	$—	$9,020

NOTE 10 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until December 31, 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the nine months ended September 30, 2018, the Company recognized management fees and reimbursable expenses of $2.9 million. In connection with the Reorganization, the Company is not recognizing management fees following the Petition Date. The Company recognized management fees and reimbursable expenses of $3.8 million and $11.4 million for the three and nine months ended September 30, 2017, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1, "Basis of Presentation", since the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at September 30, 2018 consisted of the following:

(In thousands)	September 30, 2018
Accounts payable	$44,132
Accrued expenses	27,509
Deferred taxes	622,415
Other long-term liabilities	89,730
Accounts payable, accrued and other liabilities	783,786
Debt subject to compromise	15,148,955
Accrued interest on debt subject to compromise	542,673
Long-term debt and accrued interest	15,691,628
Total liabilities subject to compromise	$16,475,414
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
NOTE 12 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three and nine months ended September 30, 2018 and were as follows:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Write-off of deferred long-term debt fees	$—	$67,079
Write-off of original issue discount on debt subject to compromise	—	131,100
Debtor-in-possession refinancing costs	—	10,546
Professional fees and other bankruptcy related costs	52,475	104,545
Reorganization items, net	$52,475	$313,270
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-off of deferred long-term debt fees and write-off of original issue discount are included in Reorganization items, net.
As of September 30, 2018, $56.2 million of Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Reorganization items, net of $6.7 million relating to the Debtor-in-possession financing costs were netted against the $125.0 million proceeds received from issuance of the DIP Facility.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Balance Sheet

(In thousands)	September 30, 2018
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$76,154
Accounts receivable, net of allowance of $24,455	809,974
Prepaid expenses	115,308
Other current assets	25,651
Total Current Assets	1,027,087
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	462,609
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,409,326
Other intangibles, net	171,134
Goodwill	3,335,433
OTHER ASSETS
Other assets	58,080
Total Assets	$7,463,669
CURRENT LIABILITIES
Accounts payable	$49,737
Intercompany payable	9,227
Accrued expenses	240,412
Accrued interest	592
Deferred income	130,236
Current portion of long-term debt	—
Total Current Liabilities	430,204
Long-term debt	—
Other long-term liabilities	233,769
Liabilities subject to compromise[1]	17,507,135
EQUITY (DEFICIT)
Equity (Deficit)	(10,707,439)
Total Liabilities and Equity (Deficit)	$7,463,669
1 In connection with the cash management arrangements with CCOH, the Company maintains an intercompany revolving promissory note payable by the Company to CCOH (the "Intercompany Note"), which matures on May 15, 2019. Liabilities subject to compromise include the principal amount outstanding under the Intercompany Note, which totals $1,031.7 million as of September 30, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statements of Operations

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$909,984	$2,558,629
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	267,117	768,868
Selling, general and administrative expenses (excludes depreciation and amortization)	322,410	986,654
Corporate expenses (excludes depreciation and amortization)	47,431	134,293
Depreciation and amortization	43,036	174,773
Impairment charges	33,151	33,151
Other operating expense, net	(2,458)	(6,908)
Operating income	194,381	453,982
Interest expense, net[1]	2,638	356,179
Equity in loss of nonconsolidated affiliates	(31)	(94)
Gain on extinguishment of debt	—	5,667
Dividend income[2]	269	25,756
Other expense, net	(410)	(22,648)
Reorganization items, net	52,475	313,270
Income (loss) before income taxes	139,096	(206,786)
Income tax benefit (expense)	(10,681)	10,465
Net income (loss)	$128,415	$(196,321)
1 Includes interest incurred during the three months ended September 30, 2018 in relation to the post-petition Intercompany Note and interest incurred during the nine months ended September 30, 2018 in relation to the pre-petition and post-petition Intercompany Notes.
2 Consists of cash dividends received from Non-Debtor entities during the three and nine months ended September 30, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statement of Cash Flows

(In thousands)	Nine Months Ended September 30, 2018

Cash flows from operating activities:
Consolidated net loss	$(196,321)
Reconciling items:
Impairment charges	33,151
Depreciation and amortization	174,773
Deferred taxes	(18,869)
Provision for doubtful accounts	14,747
Amortization of deferred financing charges and note discounts, net	11,871
Non-cash Reorganization items, net	261,057
Share-based compensation	1,628
Loss on disposal of operating and other assets	2,738
Equity in loss of nonconsolidated affiliates	94
Gain on extinguishment of debt	(5,667)
Barter and trade income	(6,228)
Other reconciling items, net	(320)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	20,906
Increase in prepaid expenses and other current assets	(18,844)
Decrease in accrued expenses	(41,848)
Increase in accounts payable	21,954
Increase in accrued interest	302,724
Increase in deferred income	11,323
Changes in other operating assets and liabilities	(13,726)
Net cash provided by operating activities	555,143
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,309)
Proceeds from disposal of assets	682
Purchases of other operating assets	(305)
Change in other, net	(95)
Net cash used for investing activities	(47,027)
Cash flows from financing activities:
Draws on credit facilities	143,332
Payments on credit facilities	(258,308)
Payments on long-term debt	(358,880)
Net transfers to related parties	(57,078)
Change in other, net	(74)
Net cash used for financing activities	(531,008)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—
Net decrease in cash, cash equivalents and restricted cash	(22,892)
Cash, cash equivalents and restricted cash at beginning of period	102,468
Cash, cash equivalents and restricted cash at end of period	$79,576

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
Immaterial Corrections to Prior Periods
During the second quarter of 2018, we identified corrections associated with VAT obligations in our International Outdoor business that impacted prior periods. Accordingly, we have revised the prior period financial statements presented herein to reflect these corrections. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q is based on the revised financial results for the three and nine months ended September 30, 2017. For further details, refer to Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Executive Summary
The key developments that impacted our business are summarized below:

•
Consolidated revenue increased $46.0 million during the three months ended September 30, 2018 compared to the same period of 2017, including increases at each of our segments. Excluding the $9.4 million impact from movements in foreign exchange rates, consolidated revenue increased $55.4 million during the three months ended September 30, 2018 compared to the same period of 2017.

•
As a result of our filing of the Chapter 11 Cases, we incurred $52.5 million of Reorganization items, net during the three months ended September 30, 2018 and reclassified $16.5 billion of pre-petition claims that are not fully secured and that have at least a possibility of not being repaid to “Liabilities subject to compromise” on the Consolidated Balance Sheet.

•
As a result of our filing of the Chapter 11 Cases, we ceased accruing interest expense on long-term debt reclassified as Liabilities subject to compromise at the Petition Date, resulting in a decrease in interest expense of $371.0 million and $763.6 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017.

•
On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of September 30, 2018, we had no borrowings under the DIP Facility.

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

Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017 is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Revenue	$1,582,765	$1,536,757	3.0%	$4,553,255	$4,455,270	2.2%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	630,264	623,741	1.0%	1,869,260	1,812,505	3.1%
Selling, general and administrative expenses (excludes depreciation and amortization)	457,757	438,796	4.3%	1,382,234	1,337,091	3.4%
Corporate expenses (excludes depreciation and amortization)	84,193	77,967	8.0%	242,553	233,487	3.9%
Depreciation and amortization	120,700	149,749	(19.4)%	419,778	443,650	(5.4)%
Impairment charges	40,922	7,631	436.3%	40,922	7,631	436.3%
Other operating income (expense), net	(1,637)	(13,215)		(5,212)	24,785
Operating income	247,292	225,658	9.6%	593,296	645,691	(8.1)%
Interest expense	99,255	470,250		625,252	1,388,819
Equity in earnings (loss) of nonconsolidated affiliates	172	(2,238)		291	(2,240)
Other income (expense), net	(6,182)	50		(35,424)	(13,677)
Reorganization items, net	52,475	—		313,270	—
Income (loss) before income taxes	89,552	(246,780)		(380,359)	(759,045)
Income tax expense	(17,769)	(2,051)		(47,188)	(50,143)
Consolidated net income (loss)	71,783	(248,831)		(427,547)	(809,188)
Less amount attributable to noncontrolling interest	1,705	1,659		(10,732)	7,614
Net income (loss) attributable to the Company	$70,078	$(250,490)		$(416,815)	$(816,802)

Consolidated Revenue
Consolidated revenue increased $46.0 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $9.4 million impact from movements in foreign exchange rates, consolidated revenue increased $55.4 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in consolidated revenue is due to revenue growth across all of our businesses.
Consolidated revenue increased $98.0 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $47.9 million impact from movements in foreign exchange rates, consolidated revenue increased $50.1 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in consolidated revenue is primarily due to higher revenue from our International outdoor business, driven by growth in several countries. Revenue was also higher in our Americas outdoor business, driven by higher digital revenue. The increase in revenue was partially offset by lower revenue from our iHM business.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $6.5 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $5.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $12.2 million during the three months ended September 30, 2018 compared to the same period of 2017. Higher direct operating expenses was driven primarily by our International outdoor business due to revenue growth in various countries.
Consolidated direct operating expenses increased $56.8 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $32.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $24.1 million during the nine months ended September 30, 2018 compared to the same period of 2017. Higher direct operating expenses in our International outdoor business, driven by revenue growth in various countries, was partially offset by lower direct operating expenses in our Americas outdoor business, primarily as a result of the sale of our business in Canada in 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $19.0 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $2.0 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $21.0 million during the three months ended September 30, 2018 compared to the same period of 2017. Higher SG&A expenses were primarily due to expense growth by our iHM business, particularly as a result of higher trade and barter expense.
Consolidated SG&A expenses increased $45.1 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $10.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $34.7 million during the nine months ended September 30, 2018 compared to the same period of 2017. SG&A expenses were higher in our iHM business, due primarily to higher trade and barter expenses, partially offset by lower SG&A expenses in our Americas outdoor business as a result of the sale of our business in Canada in 2017.
Corporate Expenses
Corporate expenses increased $6.2 million during the three months ended September 30, 2018 compared to the same period of 2017, primarily resulting from higher variable incentive compensation expenses and higher insurance costs, partially offset by lower management fees.
Corporate expenses increased $9.1 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $1.4 million impact from movements in foreign exchange rates, corporate expenses increased $7.7 million during the nine months ended September 30, 2018 compared to the same period of 2017, primarily resulting from higher employee-related expenses, including variable incentive compensation and employee benefits expense, partially offset by lower management fees.
Depreciation and Amortization
Depreciation and amortization decreased $29.0 million and $23.9 million during the three and nine months ended September 30, 2018, compared to the same periods of 2017, respectively, primarily as a result of assets becoming fully depreciated or fully amortized, including intangible assets that were recorded as part of the merger of iHeartCommunications with iHeartMedia, Inc. in 2008.
Impairment Charges
The Company performs its annual impairment test as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, we recorded impairment charges of $40.9 million, related to several of our iHM markets and one of our Americas outdoor markets during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, we recognized impairment charges of $7.6 million related to one of our iHM markets and one of our International outdoor businesses. Please see Note 3 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Income (Expense), Net
Other operating expense, net was $1.6 million for the three months ended September 30, 2018. Other operating expense, net was $13.2 million for the three months ended September 30, 2017, which primarily related to the $12.1 million loss, which includes $6.3 million in cumulative translation adjustments, recognized on the sale of our ownership interest in a joint venture in Canada during the third quarter of 2017.
Other operating expense, net was $5.2 million for the nine months ended September 30, 2018. Other operating income, net was $24.8 million for the nine months ended September 30, 2017, which primarily related to the sale in the first quarter of

2017 of the Americas outdoor Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million and a gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium in the second quarter of 2017, offset by the loss of $12.1 million recognized on the sale of our ownership interest in a joint venture in Canada.
Interest Expense
Interest expense decreased $371.0 million and $763.6 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017 as a result of the Company ceasing to accrue interest expense on long-term debt reclassified as Liabilities subject to compromise as of the Petition Date.
Other Income (Expense), Net
Other expense, net was $6.2 million for the three months ended September 30, 2018, which related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies. Other expense, net was $35.4 million for the nine months ended September 30, 2018, which related primarily to net foreign exchange losses of $20.7 million recognized in connection with intercompany notes denominated in foreign currencies and expenses incurred in connection with pre-petition negotiations with lenders and other activities related to our capital structure, partially offset by a $9.9 million gain on the sale of one of the Company's cost method investments.

Other income, net was $0.1 million and other expense, net was $13.7 million for the three and nine months ended September 30, 2017, respectively. These amounts relate primarily to net foreign exchange gains of $9.3 million and $21.6 million for the three and nine months ended September 30, 2017, respectively, recognized in connection with intercompany notes denominated in foreign currencies, partially offset by expenses incurred in connection with the notes exchange offers and term loan offers of $7.2 million and $31.4 million for the three and nine months ended September 30, 2017, respectively, that were terminated in connection with the commencement of the Chapter 11 Cases.
Reorganization Items, Net
During the three months ended September 30, 2018, we recognized Reorganization items, net of $52.5 million related to the Chapter 11 Cases, consisting of professional fees. For the nine months ended September 30, 2018, Reorganization items, net of $313.3 million included the write-off of deferred long-term debt fees and original issue discount on debt subject to compromise, costs incurred in connection with our DIP facility and professional fees. See Note 12 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Income Tax Expense
The effective tax rate for the three and nine months ended September 30, 2018 was 19.8% and (12.4)%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was (0.8)% and (6.6)%, respectively. The 2018 and 2017 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Revenue	$873,404	$859,531	1.6%	$2,471,239	$2,501,084	(1.2)%
Direct operating expenses	268,606	265,795	1.1%	773,424	773,327	—%
SG&A expenses	303,451	287,676	5.5%	929,308	894,669	3.9%
Depreciation and amortization	34,882	58,089	(40.0)%	149,714	174,946	(14.4)%
Operating income	$266,465	$247,971	7.5%	$618,793	$658,142	(6.0)%
Three Months
iHM revenue increased $13.9 million during the three months ended September 30, 2018 compared to the same period of 2017, resulting from higher trade and barter revenue, higher digital subscription revenue, primarily from our iHeartRadio on-

demand service, higher revenue from our traffic and weather business and higher political revenue due to 2018 being a mid-term election year. Revenue growth was partially offset by lower non-political local and national spot revenue.
iHM direct operating expenses increased $2.8 million during the three months ended September 30, 2018 compared to the same period of 2017. Higher employee compensation expense, primarily related to the acquisition of radio stations in Seattle and Boston, and higher digital royalties from our iHeartRadio on-demand service were partially offset by lower music license fees driven by lower spot revenue. iHM SG&A expenses increased $15.8 million during the three months ended September 30, 2018 compared to the same period of 2017 primarily due to higher trade and barter expenses, third-party sales activation fees and employee compensation, including higher expenses related to our variable compensation plans, partially offset by lower advertising and promotion expenses.
Nine Months
iHM revenue decreased $29.8 million during the nine months ended September 30, 2018 compared to the same period of 2017, resulting from lower local and national spot revenue being partially offset by higher digital subscription revenue from our iHeartRadio on-demand service, higher political revenue due to 2018 being a mid-term election year and higher trade and barter revenue.
iHM direct operating expenses increased $0.1 million during the nine months ended September 30, 2018 compared to the same period of 2017. Higher digital fees, driven primarily by our iHeartRadio on-demand service, were partially offset by lower music license fees. iHM SG&A expenses increased $34.6 million during the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to higher trade and barter expenses and third-party sales activation fees, partially offset by lower commission expenses.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Revenue	$303,421	$293,807	3.3%	$859,190	$854,344	0.6%
Direct operating expenses	131,241	130,269	0.7%	386,427	393,953	(1.9)%
SG&A expenses	49,247	49,007	0.5%	146,021	148,824	(1.9)%
Depreciation and amortization	39,783	44,457	(10.5)%	127,410	130,127	(2.1)%
Operating income	$83,150	$70,074	18.7%	$199,332	$181,440	9.9%
Three Months
Americas outdoor revenue increased $9.6 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in revenue was due to an increase in digital, airport and print revenue, partially offset by a $2.6 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017.
Americas outdoor direct operating expenses increased $1.0 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses, primarily related to increased revenue, partially offset by a $1.9 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market. Americas outdoor SG&A expenses increased $0.2 million during the three months ended September 30, 2018 compared to the same period of 2017.
Nine Months
Americas outdoor revenue increased $4.8 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in revenue was due to an increase in digital and print revenue, partially offset by a $13.7 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017 and a decrease in airport revenue.
Americas outdoor direct operating expenses decreased $7.5 million during the nine months ended September 30, 2018 compared to the same period of 2017. The decrease was driven by a $10.3 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market, partially offset by higher site lease expenses. Americas outdoor SG&A expenses decreased $2.8 million during the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to a $3.3 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.
International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Revenue	$360,318	$350,623	2.8%	$1,114,927	$1,005,954	10.8%
Direct operating expenses	230,440	227,677	1.2%	709,479	645,222	10.0%
SG&A expenses	79,550	79,532	—%	235,473	221,773	6.2%
Depreciation and amortization	36,627	35,464	3.3%	113,875	102,711	10.9%
Operating income	$13,701	$7,950	72.3%	$56,100	$36,248	54.8%
Three Months
International outdoor revenue increased $9.7 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $9.4 million impact from movements in foreign exchange rates, International outdoor revenue increased $19.1 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including China and the Nordic countries, as well as the United Kingdom and Italy, primarily from new deployments and digital expansion.
International outdoor direct operating expenses increased $2.8 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $5.7 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $8.5 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase was primarily due to higher site lease expenses related to new contracts in countries experiencing revenue growth. International outdoor SG&A expenses were flat during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $2.0 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $2.0 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in SG&A expenses was primarily due to non-cash pension settlement expenses in the United Kingdom.
Nine Months
International outdoor revenue increased $109.0 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $47.9 million impact from movements in foreign exchange rates, International outdoor revenue increased $61.1 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including China, the Nordic countries, Spain, Switzerland and Ireland, primarily from new deployments and digital expansion.
International outdoor direct operating expenses increased $64.3 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $32.7 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $31.6 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses related to new contracts in countries experiencing revenue growth. International outdoor SG&A expenses increased $13.7 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $10.4 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $3.3 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in SG&A expenses primarily related to non-cash pension settlement expense in the United Kingdom.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
iHM	$266,465	$247,971	$618,793	$658,142
Americas outdoor	83,150	70,074	199,332	181,440
International outdoor	13,701	7,950	56,100	36,248
Other	17,881	7,261	29,141	13,713
Other operating income (expense), net	(1,637)	(13,215)	(5,212)	24,785
Impairment charges	(40,922)	(7,631)	(40,922)	(7,631)
Corporate expense (1)	(91,346)	(86,752)	(263,936)	(261,006)
Consolidated operating income	$247,292	$225,658	$593,296	$645,691

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We have granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $3.6 million and $3.5 million for the three months ended September 30, 2018 and 2017, respectively, and $8.4 million and $9.0 million for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, there was $19.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.9 years.  In addition, as of September 30, 2018, there was $15.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the nine months ended September 30, 2018 and 2017:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Cash provided by (used for):
Operating activities	$663,349	$(557,678)
Investing activities	$(134,892)	$(120,413)
Financing activities	$(493,107)	$137,066

Operating Activities
Cash provided by operating activities was $663.3 million during the nine months ended September 30, 2018 compared to $557.7 million of cash used for operating activities during the nine months ended September 30, 2017.  The increase in cash provided by operating activities is primarily attributed to the $1,132.7 million decrease in cash paid for interest, as well as changes in working capital balances, particularly accounts receivable, which were affected by improved collections as well as accounts payable and accrued expenses which were impacted by the timing of payments. As part of our liquidity measures taken in anticipation of our March 14, 2018 bankruptcy filing, we did not make scheduled interest payments on our 9.0% Priority Guarantee Notes due 2021, 11.25% Priority Guarantee Notes due 2021 and 14.0% Senior Notes due 2021 and we extended certain accounts payable to conserve cash. Subsequent to the bankruptcy filing, interest payments on our debt classified as "Liabilities subject to compromise" were stayed and only limited pre-petition payments on accounts payable were made. Cash paid for interest was $293.7 million during the nine months ended September 30, 2018 compared to $1,426.4 million during the nine months ended September 30, 2017. Cash paid for Reorganization items, net was $52.2 million during the nine months ended September 30, 2018.
Investing Activities
Cash used for investing activities of $134.9 million during the nine months ended September 30, 2018 primarily reflected $157.6 million used for capital expenditures. We spent $42.2 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $50.2 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital boards, $57.5 million in our International outdoor segment primarily related to street furniture and transit advertising structures, including digital displays, $1.1 million in our Other category and $6.6 million in Corporate primarily related to equipment and software purchases. Cash used for capital expenditures was partially offset by cash received upon the sale of investments.
Cash used for investing activities of $120.4 million during the nine months ended September 30, 2017 reflected $184.9 million used for capital expenditures, partially offset by net cash proceeds from the sale of assets of $71.3 million, which included net cash proceeds from the sale of our outdoor Indianapolis market of $43.1 million. We spent $44.4 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $46.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $86.2 million in our International outdoor segment primarily related to street furniture and transit advertising structures, $0.5 million in our Other category and $7.4 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash used for financing activities of $493.1 million during the nine months ended September 30, 2018 primarily resulted from payments on long-term debt and on our receivables based credit facility. In connection with the replacement of the iHeartCommunications' receivables based credit facility with a new DIP Facility on June 14, 2018, we repaid the outstanding $306.4 million and $74.3 million balances of the receivables based credit facility's term loan and revolving credit commitments, respectively. At closing, we drew $125.0 million on the DIP Facility, which was repaid in full during the third quarter of 2018.
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

The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed initially with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, which deadline was subsequently extended to June 22, 2018, and which motion was filed with the Bankruptcy Court on June 22, 2018, (iii) the entry of an order approving the disclosure statement by July 27, 2018 (subject to one additional 20-day extension on the terms set forth in the RSA), (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (v) the effective date of the plan of reorganization occurring by March 14, 2019. The Debtors satisfied the first and second milestones, but did not satisfy the third milestone because the order approving the Disclosure Statement was not entered until September 20, 2018, which was after the date required by the third milestone. As a result, certain of the Consenting Stakeholders presently have the right to terminate the RSA, but as of the date hereof the RSA has not been terminated.
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
On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court pursuant to Chapter 11 of the Bankruptcy Code. On June 21, 2018, the Debtors filed an amended Disclosure Statement with the Bankruptcy Court. On August 5, 2018, the Debtors filed an amended Plan of Reorganization with the Bankruptcy Court. On August 23, 2018, the Debtors filed a second amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On August 28, 2018, the Debtors filed a third amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On September 12, 2018, the Debtors filed a fourth amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On September 18, 2018, the Debtors filed a revised fourth amended Plan of Reorganization and a further amended Disclosure Statement with the Bankruptcy Court. On September 20, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and related solicitation and notice procedures for voting on the Plan of Reorganization, and the Debtors filed solicitation versions of the Plan of Reorganization and Disclosure Statement.
Following the entry of the order approving the Disclosure Statement, the Debtors, certain Consenting Stakeholders, and the Official Committee of Unsecured Creditors reached an agreement regarding the treatment of general unsecured claims under the Plan of Reorganization. On October 10, 2018, the Debtors filed a fifth amended Plan of Reorganization and a supplement to the Disclosure Statement (the “Disclosure Statement Supplement”). On October 18, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement Supplement and the continued solicitation of holders of general unsecured claims for voting on the Plan of Reorganization, and the Debtors filed solicitation versions of the Plan of Reorganization and Disclosure Statement Supplement. The deadline by which holders of claims and interests entitled to vote on the Plan of Reorganization must vote is currently November 16, 2018, and a hearing has been scheduled for December 11, 2018 to consider confirmation of the Plan of Reorganization.
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
The Plan of Reorganization is subject to the approval of the Bankruptcy Court and other constituencies in accordance with the Bankruptcy Code, and is subject to further revision. There can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court on the currently contemplated terms or at all, or that any confirmed plan of reorganization will be implemented successfully.
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
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of its receivables based credit facility bringing its total outstanding borrowings under the facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of this facility. On the Petition Date, we incurred a prepayment premium of $5.5 million upon acceleration of the loans and pre-petition accrued interest and fees totaling $2.4 million, which were added to the principal amount outstanding under the facility, bringing the total outstanding borrowings under the facility to $379.0 million. On June 14, 2018, iHeartCommunications entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), as parent borrower, with Holdings, Subsidiary Borrowers, Citibank, N.A., as a lender and administrative agent, the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto. The entry into the DIP Credit Agreement was approved by an order of the Court (the “DIP Order”). We used proceeds from the DIP Facility and cash on hand to repay all amounts owed under and terminate iHeartCommunications' receivables based credit facility. On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of September 30, 2018, we had no borrowings under the Company's DIP Facility.
In connection with the cash management arrangements with CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019. As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million. As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount. As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7 million. As of September 30, 2018, the asset recorded in respect of the Intercompany Note on CCOH's balance sheet was $154.8 million. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As of September 30, 2018, the liability recorded in respect of the post-petition balance of the Due to iHeartCommunications Note on CCOH's balance sheet was $1.5 million. The Intercompany Note and Due to iHeartCommunications Note are eliminated in consolidation in our consolidated financial statements. The Bankruptcy Court approved a final order to allow us to continue to provide the day-to-day cash management services for CCOH during the Chapter 11 Cases, and we expect to continue to do so until such arrangements are addressed through the Chapter 11 Cases.
The Bankruptcy Court’s order also approves iHeartCommunications' continuing to provide services to CCOH pursuant to the Corporate Services Agreement during the Chapter 11 Cases. Although we expect iHeartCommunications will continue to provide services to CCOH under the Corporate Services Agreement during the Chapter 11 Cases, we currently expect that if CCOH is separated from iHeartCommunications at the conclusion of the Chapter 11 Cases as contemplated by the RSA and the Plan of Reorganization filed with the Bankruptcy Court, the Corporate Services Agreement will terminate, be modified or be replaced with an agreement that gives effect to such separation.
In anticipation of the Chapter 11 Cases, we did not make interest payments of $78.8 million on the 9.0% Priority Guarantee Notes due 2021, $49.0 million on the 11.25% Priority Guarantee Notes due 2021 and $105.8 million on the 14.0% Senior Notes due 2021, which were due prior to the Petition Date. In addition, following the Chapter 11 Cases, all interest payments due on debt held by the Debtors were stayed, which included $426.8 million on the Senior Secured Credit Facilities, $90.0 million on the

9.0% Priority Guarantee Notes due 2019, $78.8 million on the 9.0% Priority Guarantee Notes due 2021, $90.0 million on the 9.0% Priority Guarantee Notes due 2022, $100.9 million on the 10.625% Priority Guarantee Notes due 2023, $49.0 million on the 11.25% Priority Guarantee Notes due 2021, $16.9 million on the Legacy Notes and $124.7 million on the 14.0% Senior Notes due 2021 during the nine months ended September 30, 2018.
The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have significant indebtedness and we have reclassified all of the Debtors' indebtedness other than the DIP Facility to Liabilities Subject to Compromise at September 30, 2018. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
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

Sources of Capital
As of September 30, 2018 and December 31, 2017, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2018	December 31, 2017
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	—	5,000.0
Term Loan E Facility Due 2019	—	1,300.0
Receivables Based Credit Facility due 2020(1)	—	405.0
Debtors-in-Possession Facility(1)	—	—
9.0% Priority Guarantee Notes Due 2019	—	1,999.8
9.0% Priority Guarantee Notes Due 2021	—	1,750.0
11.25% Priority Guarantee Notes Due 2021	—	870.5
9.0% Priority Guarantee Notes Due 2022	—	1,000.0
10.625% Priority Guarantee Notes Due 2023	—	950.0
CCO Receivables Based Credit Facility due 2023(2)	—	—
Other Secured Subsidiary Debt	4.0	8.5
Total Secured Debt	4.0	13,283.8

14.0% Senior Notes Due 2021	—	1,763.9
Legacy Notes:
6.875% Senior Notes Due 2018	—	175.0
7.25% Senior Notes Due 2027	—	300.0
10.0% Senior Notes Due 2018(3)	—	47.5
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Clear Channel International B.V. 8.75% Senior Notes due 2020	375.0	375.0
Other Subsidiary Debt	—	24.6
Purchase accounting adjustments and original issue discount	(0.6)	(136.6)
Long-term debt fees	(28.6)	(109.0)
Liabilities subject to compromise(4)	15,149.0	—
Total Debt	20,423.8	20,649.2
Less: Cash and cash equivalents	311.2	267.1
	$20,112.6	$20,382.1

(1)
On June 14, 2018, iHeartCommunications refinanced its receivables based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, we used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables based credit facility. On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of September 30, 2018, iHeartCommunications had no borrowings under the DIP Facility.

(2)
On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, CCO, refinanced CCOH's senior revolving credit facility and replaced it with an asset based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of September 30, 2018, the facility had $86.4 million of letters of credit outstanding and a borrowing base of $113.0 million, resulting in $26.6 million of excess availability.

(3)
On January 4, 2018, a subsidiary of iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(4)
In connection with our Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary Debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $16.0 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in our Consolidated Balance Sheet as of September 30, 2018. As of the Petition Date, we ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

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
As of September 30, 2018, the Company had a borrowing limit of $450.0 million under iHeartCommunications' DIP Facility, had no borrowings, had $65.3 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $347.2 million of excess availability.
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
As of September 30, 2018, the facility had $86.4 million of letters of credit outstanding and a borrowing base of $113.0 million, resulting in $26.6 million of excess availability.
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
On June 14, 2018, iHeartCommunications refinanced its receivables based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, we used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables based credit facility. On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of September 30, 2018, iHeartCommunications had no borrowings under the DIP Facility.

Certain Relationships with the Sponsors
We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until December 31, 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the nine months ended September 30, 2018, the Company recognized management fees and reimbursable expenses of $2.9 million. In connection with the Reorganization, the Company is not recognizing management fees in the post-petition period. The Company recognized management fees and reimbursable expenses of $3.8 million and $11.4 million for the three and nine months ended September 30, 2017, respectively.
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
As a result of the filing of the Chapter 11 Cases, the balance under the Intercompany Note has become immediately due and payable. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As of September 30, 2018, the liability recorded in respect of the post-petition balance of the Due to iHeartCommunications Note on CCOH's balance sheet was $1.5 million. iHeartCommunications' obligations under the Intercompany Note are subject to settlement under a plan of reorganization which must be confirmed by the Bankruptcy Court.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2018, approximately 31% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, disregarding the impact of the Chapter 11 Cases on our requirement to pay interest on our long-term debt, it is estimated that our interest expense for the nine months ended September 30, 2018 would have changed by $50.6 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net losses of $27.1 million and $55.7 million for the three and nine months ended September 30, 2018, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and nine months ended September 30, 2018 by $2.7 million and $5.6 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2018 would have increased our net losses for the same periods by corresponding amounts.
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

On July 1, 2018, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized recognized impairment charges of $33.1 million related to FCC licenses in several iHM radio markets and an impairment charge of $7.8 million related to permits in one Americas outdoor market.
In determining the fair value of our FCC licenses, the following key assumptions were used:

•	Revenue growth sales forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;

•	2.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

•	Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 25.0%, depending on market size; and

•	Assumed discount rates of 8.0% for the 13 largest markets and 8.5% for all other markets.
In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecasts between 1.9% and 4.0% were used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 54.7%, depending on market size, by year 3; and

•	Assumed discount rate of 8.0%.
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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$510,163	$175,133	$436,203
Billboard permits	$1,077,700	$166,000	$1,059,700
The estimated fair value of our FCC licenses and billboard permits at July 1, 2018 was $6.7 billion ($2.7 billion for FCC licenses and $3.9 billion for billboard permits), while the carrying value was $3.4 billion. The estimated fair value of our FCC licenses and billboard permits at July 1, 2017 was $7.0 billion ($3.2 billion for FCC licenses and $3.7 billion for billboard permits), while the carrying value was $3.4 billion.

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

On July 1, 2018, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2018 through 2022. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

•
Cash flows beyond 2022 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our iHM segment, 3.0% for our Americas outdoor and International outdoor segments, and 2.0% for our Other segment (beyond 2024).

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 8.0% to 11.0% for each of our reporting units.
Based on our annual assessment using the assumptions described above, a hypothetical 5% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.
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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
iHM	$840,000	$300,000	$800,000
Americas Outdoor	$770,000	$170,000	$720,000
International Outdoor	$340,000	$230,000	$300,000

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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 at the reasonable assurance level.
We previously reported that there was a material weakness in our internal control over financial reporting with respect to Clear Media Limited, our outdoor business in China, that existed as of December 31, 2017, for which we are in the process of remediating as of September 30, 2018.  We have implemented additional monitoring controls and revised our cash and cash equivalent review process.  In addition, we have strengthened controls around access and use of banking authorization tokens and chops and formalized review and approval processes around related party transactions.  Although we have implemented these enhanced controls, we have not completed our testing of their effectiveness. We will need to successfully test these enhanced controls before we can conclude that the material weakness has been remediated. There can be no assurance that the effectiveness of these controls will be successfully tested in a timely manner, and we may not prevent future material weaknesses from occurring.
Changes in Internal Controls Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017, we undertook a broad range of remedial procedures prior to November 8, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2017. As described above, our efforts to improve our internal controls are ongoing and are focused on implementing additional controls to strengthen the cash management and reporting process at Clear Media Limited, our outdoor business in China. Therefore, while we determined, with the participation of our CEO and CFO, that, other than as described above, there have been no changes in our internal control over financial reporting in the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2017, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017.

PART II -- OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% senior notes due 2018 and 7.25% senior notes due 2027, and not in its individual capacity, filed an adversary proceeding against us in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% senior notes due 2018 and 7.25% senior notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% senior notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% senior notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% senior notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, we filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We have answered the complaint and discovery is proceeding.  The trial was held on October 24, 2018. The parties are awaiting a ruling from the court.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants are Bain Capital LP; Thomas H. Lee Partners L.P.; Abrams Capital L.P.; and Highfields Capital Management L.P. In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asks the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, priority guarantee notes and 2021 notes claims to any and all claims of the legacy noteholders. In addition, the complaint seeks to have any votes to accept the Fourth Amended Plan of Reorganization by Abrams and Highfields on account of their 2021 notes claims, and any votes to accept the Fourth Amended Plan of Reorganization by defendant CCH on account of its junior notes claims, to be designated and disqualified. The Court held a pre-trial conference and oral argument on October 18, 2018. Discovery has not yet begun in this proceeding.
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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss was held on September 20, 2018. We are awaiting a ruling by the Court.
On August 27, 2018, the same stockholder of CCOH that had filed a derivative lawsuit against the Company and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of CCOH’s board of directors. The complaint alleges that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH Board and the intercompany note committee of the Board relating to the Intercompany Note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (ii) the CCOH Board breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the CCOH Board breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the CCOH Board to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Board’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the CCOH Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of ours whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to a police investigation in China for misappropriation of funds. The police investigation is ongoing, and we are not aware of any litigation, claim or assessment pending against us. Based on information known to date, we believe any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to our consolidated financial statements.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	92,158	$0.43	—	$—
August 1 through August 31	42,050	0.53	—	—
September 1 through September 30	—	—	—	—
Total	134,208	$0.46	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

IHEARTMEDIA, INC.

November 8, 2018	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary