Form 10-K
period 2018-12-31
iHeartMedia, Inc.
filed 2019-03-05
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2018, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.
Commission File Number 000-53354
IHEARTMEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0241222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [  ] NO [  ]

As of June 30, 2018, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $3.1 million based on the closing sales price of the Class A common stock as reported on the Over-the-Counter Pink Market.

On February 28, 2019, there were 31,471,208 outstanding shares of Class A common stock (including 111,291 shares owned by a subsidiary and excluding 810,778 shares held in treasury), 555,556 outstanding shares of Class B common stock, 58,967,502 outstanding shares of Class C common stock and no outstanding shares of Class D common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from the Form 10-K/A to be filed with the Securities and Exchange Commission.

IHEARTMEDIA, INC.

PART I
ITEM 1.  BUSINESS
The Company
iHeartMedia, Inc. (the “Company,” “we” or “us”) is one of the leading global media and entertainment companies specializing in radio, digital, outdoor, mobile, live events, social and on-demand entertainment and information services for local communities and providing premier opportunities for advertisers.
The Company was incorporated in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) and Thomas H. Lee Partners, L.P. (“THL,” and together, the “Sponsors”) for the purpose of acquiring the business of iHeartCommunications, Inc., a Texas corporation (“iHeartCommunications”). The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”). As a result of the merger, each issued and outstanding share of iHeartCommunications, other than shares held by certain of our principals that were rolled over and exchanged for shares of our Class A common stock, was either exchanged for (i) $36.00 in cash consideration or (ii) one share of our Class A common stock.  Prior to the consummation of our acquisition of iHeartCommunications, we had not conducted any activities, other than activities incident to our formation and in connection with the acquisition, and did not have any assets or liabilities, other than those related to the acquisition.
On March 14, 2018, the Company, iHeartCommunications and certain of the Company's direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases.
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., et. al, Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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
On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. Thereafter, the Debtors filed a second, third and fourth amended Plan of Reorganization and amended versions of the Disclosure Statement. On September 20, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and related solicitation and notice procedures for voting on the Plan of Reorganization. On October 10, 2018, the Debtors filed a fifth amended Plan of Reorganization and a supplement to the Disclosure Statement (the “Disclosure Statement Supplement”). On October 18, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement Supplement and the continued solicitation of holders of general unsecured claims for voting on the Plan of Reorganization. The deadline for holders of claims and interests to vote on the Plan of Reorganization was November 16, 2018. More than 90% of the votes cast by holders of claims and interests entitled to vote thereon accepted the Plan of Reorganization.
On January 22, 2019, the Debtors filed a modified fifth amended Plan of Reorganization and the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization is subject to certain conditions to its effectiveness, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, we currently anticipate the Plan of Reorganization will become effective and we will emerge from Chapter 11 during the second quarter of 2019.

The Plan of Reorganization contemplates a restructuring of the Debtors that will reduce iHeartCommunications’ debt from approximately $16 billion to $5.75 billion, and will result in the separation (the “Separation”) of CCOH from the Company, creating two independent companies.
For more information about the Plan of Reorganization and the Chapter 11 Cases please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 20880 Stone Oak Parkway, San Antonio, Texas 78258 (telephone: (210) 822-2828).
Our Business Segments
We have three reportable business segments:  iHeartMedia (“iHM”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Our Americas outdoor segment consists of operations primarily in the United States and our International outdoor segment consists of operations primarily in Europe, Asia and Latin America. Our “Other” category includes our full-service media representation business, Katz Media Group (“Katz Media”), which is ancillary to our other businesses. For the year ended December 31, 2018, the iHM segment represented 54% of total revenues. For the year ended December 31, 2018, Americas outdoor represented 19% and International outdoor represented 24% of total revenues.
For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 12 to our consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K.
iHM
Our iHM operations include broadcast radio, digital, mobile, podcasts, social, live events including mobile platforms and products, program syndication, traffic, weather, news and sports data distribution and on-demand entertainment.  Our radio stations and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, on the Internet at iHeartRadio.com and our radio stations’ websites, and through our iHeartRadio mobile application in enhanced automotive dashes, on tablets, wearables and smartphones, on gaming consoles, via in-home entertainment and voice-controlled devices.
As of December 31, 2018, we owned 848 domestic radio stations servicing over 160 U.S. markets, including 45 of the top 50 markets and 82 of the top 100 markets.  We are also the beneficiary of Aloha Station Trust, LLC and Ocean Station Trust LLC (the “Ocean Trust”), which own and operates 13 and 3 radio stations, respectively, all of which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale.
In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents more than 110 syndicated radio programs and serves more than 6,000 radio station affiliates.  We also deliver real-time traffic and weather information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic & Weather Network.
We also curate, promote, produce and televise nationally-recognized iHeartRadio-branded live music events for our listeners and advertising partners, including the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Wango Tango, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival, the iHeartRadio ALTer Ego, the iHeartRadio Podcast Awards and the iHeartRadio Fiesta Latina.
Strategy
Our iHM strategy centers on being everywhere our consumers are with the products and services they expect. This includes delivering entertaining and informative content across multiple platforms, including broadcast, mobile, digital, social, podcasts and live events all of which are built around strong consumer relationships. We are also focused on providing our marketing partners with the same digitally-focused, data driven ad-buying experience that once was only available from digital-only companies and enable our clients to better understand how our assets can successfully reach their target audiences and promote their advertising campaigns. We continue to invest in the latest technology solutions that enhance the transformation of our products and services for the benefit of our consumers, communities, partners and advertisers. Our primary source of revenue is derived from selling local and national advertising time on our 848 domestic radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We also generate revenues from network syndication, our digital radio platform iHeartRadio, station websites and our nationally recognized live music events.
Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content and providing the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent: for example, Premiere offers more than 110 syndicated radio programs and services for more than 6,000 radio station affiliates across the United States, including popular programs featuring top talent such as Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones, the Breakfast Club and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across both iHM's and other companies' radio stations.
We continue to seek opportunities to enhance iHeartRadio, our all-in-one digital music, podcast, on demand and live streaming digital radio service across both existing and emerging devices and platforms. iHeartRadio is on more than 250 platforms and 2,000 devices including smart speakers, digital auto dashes, tablets, wearables, smartphones, virtual assistants, TVs and gaming consoles. With the acquisition of Stuff Media, LLC in September 2018, iHeartRadio became the largest commercial podcast publisher in the U.S. based on uniques. We believe that podcasting is to talk what streaming is to music and is the next strategic audio platform. We believe our podcasting platform will allow us to capture incremental revenue as well as extend station brands, personalities and events onto a new platform - extending and deepening our consumer relationships.
Deliver Content via Multiple Distribution Technologies.  We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic, podcasts and other content using an array of distribution technologies, including: broadcast radio; digitally via iHeartRadio.com and our stations' hundreds of websites; HD radio channels; satellite radio; and through two iHeartRadio on demand subscription services iHeartRadio Plus and iHeartRadio All Access. We continue to seek to expand our presence on popular user platforms. Some examples are as follows:

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

•
Mobile and Internet Applications.  We have developed mobile and Internet applications such as the iHeartRadio mobile application available on more than 250 device platforms and 2,000 devices including smart speakers, digital auto dashes, tablets, wearables, smartphones, virtual assistants, TV’s and gaming consoles. These mobile and Internet applications allow listeners to interact directly with stations, find titles/artists, request songs and create custom and personalized stations while providing an additional method for advertisers to reach consumers. As of December 31, 2018, our iHeartRadio mobile application has been downloaded over 2.0 billion times (including updates), with more than 125 million registered users. iHeartRadio provides a unique digital music experience by offering access to more than 2,700 broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration and our on demand content from our premium talk partnerships and user generated talk shows.

•
On Demand. iHeartRadio Plus and iHeartRadio All Access - provide the best of live radio combined with easy-to-use on demand functionality. iHeartRadio Plus transforms live and custom radio listening with the addition of replay and unlimited skip functionality, the ability to save songs directly to user playlists and search for songs from a library of millions of tracks; iHeartRadio All Access combines the interactive functionality of iHeartRadio Plus with a complete music collection and library linked seamlessly to the radio listening experience, with functionality including the ability to listen offline; build subscribers' personal music libraries; no playback cap; and the ability to delete and sequence their playlist experience as well as manage unlimited playlists.

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
Continue to transform broadcast radio to become ‘digital’ for marketers. We have made and continue to make significant investments so we can provide the same ad-buying experience that once was only available from digital-only companies and to enable our clients to better understand how our assets can successfully reach their target audiences and promote their advertising campaigns. Our programmatic solution for broadcast radio, Soundpoint, provides improved planning and automated ad-buying by relying on sophisticated planning algorithms and a cloud-based network across all of iHeartMedia’s broadcast radio inventory to deliver highly optimized plans to our advertising customers. SmartAudio is our audio data analytics advertising product for broadcast radio which leverages the capabilities of Soundpoint. With SmartAudio, advertisers can do impression-based audience planning and dynamic radio advertising creative that utilizes real-time triggers such as weather, pollen counts, sports scores, mortgage rates and more to deploy different campaign messages based on what is happening in a specific market at a specific moment. SmartAudio has allowed brands to use broadcast radio advertisements to dynamically serve the most relevant message in each market, at each moment, just as they do with digital campaigns to ensure increased relevance and impact. In 2018, we launched iHeartMedia Analytics, the first fully-digital attribution service for broadcast radio that we believe will transform the way advertisers plan, buy and measure their audio campaigns to better optimize the extensive reach of radio.
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
Continue to Deliver Nationally-Recognized Live Events.  We intend to continue to deliver nationally-recognized live events to our listeners, such as the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Wango Tango, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival, iHeartRadio ALTer Ego, the iHeartRadio Podcast Awards and the iHeartRadio Fiesta Latina, featuring some of the biggest names in the music industry.
We continue to work closely with advertisers, marketers and agencies to meet their needs through new products, events and services developed through optimization of our current portfolio of assets, as well as to develop tools to determine how effective broadcast radio is in reaching their desired audiences.
Sources of Revenue
Our iHM segment generated 54%, 56%, and 54% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively.  The primary source of revenue in our iHM segment is the sale of advertising on our broadcast radio stations for local and national advertising.  We also generate revenues from our Premiere syndicated content, Total Traffic & Weather Network, iHeartRadio platforms and our stations websites and national live events. These other sources of revenue supplement our traditional advertising revenue without increasing on-air advertising time.
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

Radio Stations
As of December 31, 2018, we owned 848 radio stations, including 239 AM and 609 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
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

Nielsen		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	6
4	San Francisco, CA	6
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	5
8	Atlanta, GA	7
9	Philadelphia, PA	6
10	Boston, MA	8
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Seattle-Tacoma, WA	8
13	Detroit, MI	6
14	Phoenix, AZ	8
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Denver-Boulder, CO	8
19	Tampa-St. Petersburg-Clearwater, FL	8
20	Nassau-Suffolk, NY	1
21	Baltimore, MD	4
22	Portland, OR	7
23	St. Louis, MO	6
24	Charlotte-Gastonia-Rock Hill, NC-SC	4
25	Riverside-San Bernardino, CA	6
	Total Top 25 Markets	149(2)

(1)	Source: Fall 2018 NielsenAudio Radio Market Rankings.

(2)	Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 149.

Premiere Networks
We operate Premiere, a national radio network that produces, distributes or represents 117 syndicated radio programs and services for more than 6,000 radio station affiliates.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs feature top talent including Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones, Breakfast Club and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic & Weather Network
Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates, sports and news to more than 2,100 radio stations and approximately 100 television affiliates, as well as through Internet and mobile partnerships, reaching over 210 million consumers each month. Total Traffic & Weather Network services more than 220 markets in the United States and Canada. It operates the largest broadcast traffic navigation network in North America.
iHeartRadio Platform
iHeartRadio is our digital radio platform that offers users streaming music, radio and on-demand and podcasts. It is available on over 250 platforms and over 2,000 devices including smart speakers, digital auto dashes, tablets, wearables, smartphones, virtual assistants, and TVs and gaming consoles.
Live Events
We also curate, promote, produce and televise nationally-recognized iHeartRadio-branded live music events for our listeners and advertising partners, including the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Wango Tango, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival, iHeartRadio ALTer Ego, the iHeartRadio Podcast Awards and the iHeartRadio Fiesta Latina.
Competition
Our broadcast radio stations, as well as our websites and mobile applications, syndicated content and our traffic business, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including broadcast and cable television, Internet, print media, outdoor advertising, satellite radio, direct mail and other forms of advertisement.  In addition, the radio broadcasting industry is subject to competition from services that use media technologies such as Internet-based media, mobile applications and other digital radio services. Such services reach national and local audiences with multi-channel, multi-format, digital radio services.
Our broadcast radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group.  Our targeted listener base of specific demographic groups in each of our markets allows us to attract advertisers seeking to reach those listeners.
Americas Outdoor Advertising
We are one of the largest outdoor advertising companies in the United States.  As of December 31, 2018, we owned or operated approximately 79,000 display structures in the United States with operations in 44 of the 50 largest markets, including all of the 20 largest markets.
Our Americas outdoor assets consist of printed and digital billboards, transit displays, including airports, street furniture and wallscapes and other spectaculars. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.
Strategy
We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. Our outdoor strategy focuses on leveraging our diversified product mix and long-standing presence in our existing markets as well as pursuing the technology of digital displays, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.
Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with our advertisers, we believe we can drive outdoor advertising’s share of total media spending by using our dedicated sales team to highlight the value of outdoor advertising relative to other media. Americas outdoor has made and continues to make significant investments in research tools like CCO RADAR with mobile insights from third-party providers. The CCO RADAR suite of out-of-home industry-first solutions applies aggregated and anonymized mobile insights to advertising campaign planning, amplification and attribution. Armed with these insights, CCO RADAR helps brands reach desired audiences, reengage those exposed to out-of-home printed and digital displays across other media platforms and measure what happens after exposure to optimize campaign delivery. Through RADARview, Americas outdoor is bringing mobile location data insights online, allowing advertisers to explore Americas outdoor’s media as mapped to audience behaviors, demos and location. In addition, Americas outdoor is experimenting with integrated social and mobile campaigns and Augmented Reality as supplements to its core medium.

Differentiate through Innovation, Sales and Services. Over the last several years, we have developed and hired talent who are helping to redefine how outdoor media is bought and sold. We are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated approaches to delivering the right audience in the right location at the right time. One example is our programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home advertising sales process and enable better targeting of digital billboard advertising. Another is our Proposal Team, which provides proposal preparation and marketing support for our key multi-market sales efforts. A third area is our proof of performance delivery platform that is leading the industry in providing transparency when the advertising is delivered, accessible via API to allow partners to pull proof of performance information into whatever system they choose.
Capital allocation. A core element of Americas outdoor capital allocation strategy focuses on the digitization of its network. Americas outdoor long-term strategy for its outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying clients’ advertisements. Digital advertising provides significant advantages over traditional outdoor media. Americas outdoor electronic displays are linked through centralized systems to simultaneously and rapidly change advertising copy on a large number of displays, allowing Americas outdoor to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for Americas outdoor customers. Digital displays allow for high frequency, 24-hour advertising changes in high-traffic locations and allow Americas outdoor to offer its clients optimal flexibility, distribution, circulation and visibility.
Capitalize on Product and Geographic Opportunities. In the United States, Americas outdoor has operations in 44 of the top 50 largest markets, including all of the 20 largest markets. However, Americas outdoor is focused on growing their relevance to its advertising customers by continuously optimizing its portfolio and targeting investments in its existing markets or expanding to new markets.
Sources of Revenue
Americas outdoor generated 19%, 19% and 19% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our printed and digital displays.  Our display inventory consists primarily of billboards, transit displays and street furniture.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2018	2017	2016
Billboards:
Bulletins	61%	60%	60%
Posters	11%	11%	11%
Transit displays	16%	17%	17%
Street furniture displays	4%	4%	4%
Spectaculars/wallscapes	4%	4%	4%
Other	4%	4%	4%
Total	100%	100%	100%
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

•
Bulletins.   Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide.  Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day and may display advertisements for multiple customers.  Our digital displays are linked through centralized systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact and high-frequency advertising changes, we typically receive our highest rates for digital bulletins.  Almost all of the advertising copy displayed on printed bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface.  Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign.  Our client contracts for bulletins, either printed or digital, generally have terms ranging from four weeks to one year.

•
Posters.   Printed posters can vary in size, but are commonly approximately 11 feet high by 23 feet wide, and the printed junior posters are approximately 5 feet high by 11 feet wide.  Digital posters are available in addition to the traditional poster-size and junior poster-size.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  Advertising copy for printed posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

Transit Displays
Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both printed and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by municipal and public transit authorities in competitive bidding processes governed by local law or are negotiated with private transit operators.  As compensation for the right to sell advertising space on transit displays, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the transit displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Generally, these contracts have terms ranging from five to ten years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year, or longer.
Street Furniture Displays
Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both printed and digital formats, and are primarily located in major metropolitan areas and along major commuting routes.  Generally, we are responsible for the construction and maintenance of street furniture structures.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year and are typically for network packages of multiple street furniture displays.
Other Displays
The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Los Angeles, San Francisco and New York City's Times Square.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for four weeks to one year.
Advertising Inventory and Markets
As of December 31, 2018, we owned or operated approximately 79,000 display structures in our Americas outdoor advertising segment with operations in 44 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Our displays are located on land we own, lease or for which we have acquired permanent easements or executed long-term management agreements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long as the structure is used in compliance with state and local laws and regulations.
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
Client Categories
In 2018, the top five client categories in our Americas outdoor segment were business services, retail, media, healthcare/medical and banking/financial services.
Competition
The outdoor advertising industry in the Americas is fragmented, consisting of several large companies involved in outdoor advertising, such as OUTFRONT Media Inc. and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, mobile, social media, Internet and other forms of advertisement.  Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.
International Outdoor Advertising
Our International outdoor business segment includes our operations in Europe, Asia and Latin America.  As of December 31, 2018, we owned or operated more than 380,000 displays across 22 countries.
Our International outdoor assets consist of street furniture, billboards, transit displays, retail displays, public bike programs and other spectaculars, which we own or operate under lease or license agreements. Our International business is focused on densely-populated metropolitan areas.

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
Promote Overall Outdoor Media Spending.  Our strategy is to promote growth in outdoor advertising’s share of total media spending by demonstrating the strength of our medium.  We believe that outdoor advertising is strongly positioned to compete with other media, in particular traditional content-based media such as press, TV, radio and magazines, whose audiences are fragmenting to online sources of that content, as well as competing with Internet media channels. As part of our effort to promote growth in outdoor advertising’s share of total media, we are focusing on developing and implementing improved outdoor audience delivery measurement systems (such as our C.A.S.T. system in France) to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.
Differentiate on Sales and Marketing. For over five years, we have spent time and resources building commercial capabilities through a company-wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, areas of focus include pricing, packaging and programmatic selling; in particular pricing and packaging models that leverage the capabilities and benefits of digital display networks. Expanding our proprietary programmatic platform, which enables marketers to buy their out-of-home inventory in audience-based packages, giving them the ability to manage their campaigns on a self-service basis.
Capital Allocation. A core element of our capital allocation strategy focuses on the digitization of our network. Our digital displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brands, including Clear Channel Play and Adshel Live, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing technologies, such as beacons, small cells, wayfinding stations and provision of Wi-Fi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements.
Capitalize on Product and Geographic Opportunities.  We are also focused on growing our relevance to our advertising customers by continuously optimizing our display portfolio and targeting investments in promising market segments. We have continued to innovate and introduce new products in our markets—such as the digital telephone kiosks in the United Kingdom (the "U.K."). Our street furniture business generates the largest portion of our revenue and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can generate attractive returns.
Sources of Revenue
Our International outdoor segment generated 24%, 23% and 24% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2018	2017	2016
Street furniture displays	52%	51%	52%
Billboards	18%	20%	20%
Transit displays	11%	10%	9%
Other(1)	19%	19%	19%
Total	100%	100%	100%

(1)
Includes advertising revenue from retail displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of public bike programs and production revenue.

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

•
Premium. Digital premium billboards allow advertisers to dynamically change messages throughout the course of a day to more effectively target and engage audiences in key locations and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on printed premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

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
Retail Displays
Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers generally have terms ranging from three to ten years. Our client contracts for retail displays, either printed or digital, generally have terms ranging from one week to two weeks. Due to its dynamic and real time delivery capabilities, digital retail displays can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.
Other International Displays and Services
The balance of our revenue from our International outdoor segment consists primarily of advertising revenue from other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production and creative services revenue.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue.  We also have a public bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, and/or a share of rental income from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.
Advertising Inventory and Markets
As of December 31, 2018, we owned or operated more than 380,000 displays in our International outdoor segment, with operations across 22 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is significant to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Production
The majority of our International clients are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies. These agencies often provide to our International clients creative services to design and produce the advertising copy, which is delivered to us either in digital format or in the traditional format of physical printed advertisements. For digital advertising campaigns, the digital advertisement is received by our content management system and is then distributed to our digital displays. For traditional advertising campaigns, the printed advertisement - whether in paper or vinyl - is shipped to centralized warehouses operated by us or third parties. The copy is then sorted and delivered to sites where it is installed on our displays.

Construction and Operation
The International manufacturing process largely consists of two elements: (1) the manufacture and installation of advertising structures and (2) the weekly preparation of advertising posters for distribution throughout our networks. We generally outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and the U.K. The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third party supplier. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs. Digital displays generally use LCD or LED technology. The manufacture and installation process is generally the same as for traditional sites, however, specialist suppliers are used to supply the LED tiles or LCD screen displays, and there may be additional factors, such as electrical supply and network connectivity, involved during design and construction.
Client Categories
In 2018, the top five client categories in our International segment were retail, telecommunications, Internet/E-Commerce, food/food products and entertainment.
Competition
The international outdoor advertising industry is highly competitive, consisting of several large companies involved in outdoor advertising, such as JCDecaux SA and Global Media & Entertainment (who recently acquired ExterionMedia (UK) Limited), as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, Internet, mobile and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.
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
Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries.  As of December 31, 2018, Katz Media represented more than 3,000 radio stations and more than 800 television and digital multicast stations throughout the United States.
Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms ranging from 3 to 5 years in length.
Employees
As of December 31, 2018, we had approximately 14,000 domestic employees and approximately 4,300 international employees, of which approximately 16,700 were in direct operations and 1,600 were in administrative or corporate related activities.  Approximately 800 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our union and non-union employees is good.

Seasonality
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.
Outdoor Industry
We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, mobile, social media, online and other forms of advertisement. Because we do not use content to attract audiences, we believe we are not subject to the same headwinds as many other media. According to data published by Magna Global, since the emergence of the Internet in the late 1990s, online advertising has gained market share from traditional content-based mediums. Initially, online advertising gained market share mostly from newspapers and magazines, but more recently it has also gained market share from television in some markets, as the Internet has begun to provide alternative sources of content. We believe the outdoor advertising industry is relatively distinct because it does not rely on content, such as news, television shows or editorials, to attract an audience and then interrupt that content with advertising messages. According to data published by Magna Global, throughout the Internet-driven transformation of the advertising ecosystem, outdoor advertising has been relatively immune to fragmentation of audiences, maintaining its share of the market. We anticipate that, while the proliferation of content and distribution models will continue to fragment content-based media audiences, outdoor advertising’s distinct model will remain relatively immune to this trend. According to Magna Global, outdoor advertising’s compounded annual growth rate is expected to be 2.8% between 2019 and 2023.
Outdoor advertising’s share of the advertising market varies by country based on a number of factors, including regulation, sophistication, sociocultural aspects and historic media buying trends. Historically, outdoor advertising has had a larger market share in Western Europe (approximately 8% of the media mix, excluding search advertising, according to Magna Global) than in the United States (approximately 5%, excluding search advertising, according to Magna Global). We believe this is the result of the more urban nature of the outdoor advertising market in Europe.
Regulation of our iHeartMedia Business
General
The following is a brief summary of certain statutes, regulations, policies and proposals affecting our iHM business.  For example, radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act.  The Communications Act permits the operation of a radio broadcast station only under a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity.  Among other things, the Communications Act empowers the FCC to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands for broadcasting; determine stations’ frequencies, locations, power and other technical parameters; impose penalties for violation of its regulations, including monetary forfeitures and, in extreme cases, license revocation; impose annual regulatory and application processing fees; and adopt and implement regulations and policies affecting the ownership, program content, employment practices and many other aspects of the operation of broadcast stations.
This summary does not comprehensively cover all current and proposed statutes, regulations and policies affecting our iHM business.  Reference should be made to the Communications Act and other relevant statutes, regulations, policies and proceedings for further information concerning the nature and extent of regulation of our iHM business.  Finally, several of the following matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our iHM business.
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

Ownership Regulation
FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations.  Under these rules, attributable interests generally include: (1) officers and directors of a licensee and of its direct and indirect parents; (2) general partners; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (5) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable same-service (radio or television) broadcast interest in the same market (the “EDP Rule”).  An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% per week of the advertising time, on a radio station in the same market is generally deemed to have an attributable interest in that station.
Debt instruments, non-voting corporate stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule.  To the best of our knowledge at present, none of our officers, directors or 5% or greater stockholders holds an interest in another broadcast station that is inconsistent with the FCC’s ownership rules.
The current FCC ownership rules relevant to our business are summarized below.

•
Local Radio Ownership Rule. The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market.  In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same radio service (AM or FM).  In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service.  In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service.  In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market.  To apply these ownership tiers, the FCC relies on Nielsen Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist.  An FCC rulemaking is pending to determine how to define radio markets for stations located outside Nielsen Metro Survey Areas.

•
Newspaper-Broadcast Cross-Ownership Rule. FCC rules formerly prohibited an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market. As noted below, the FCC has adopted an order eliminating this prohibition, although the order remains subject to pending court appeals.

•
Radio-Television Cross-Ownership Rule.  FCC rules formerly limited the common ownership of television same-market radio stations. As noted below, the FCC has adopted an order eliminating limitations on radio-television cross-ownership, although the order remains subject to pending court appeals.

The FCC is required to conduct periodic reviews of its media ownership rules. In August 2016, the FCC concluded its 2010 and 2014 quadrennial reviews with a decision retaining the local radio ownership rules, the radio-television cross-ownership rule and the prohibition on newspaper-broadcast cross-ownership without significant change. In November 2017, however, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects. The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits. It did, however, eliminate the FCC's previous limits on radio-television cross-ownership and newspaper-broadcast cross-ownership. These rule changes became effective on February 7, 2018, but the November 2017 order on reconsideration has been appealed. In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. We cannot predict the outcome of the FCC's media ownership proceedings or their effects on our business in the future.
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

Alien Ownership Restrictions
The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly.  It also restricts foreign entities or individuals from owning or voting more than 25% of a licensee’s equity indirectly (i.e., through a parent company), unless the FCC has made a finding that greater indirect foreign ownership is in the public interest. Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.  The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.  In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly-traded broadcasters may use to assess their compliance with the foreign ownership restrictions.
Indecency Regulation
Federal law regulates the broadcast of obscene, indecent or profane material.  Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act.  In June 2012, the U.S. Supreme Court ruled on the appeals of several FCC indecency enforcement actions.  While setting aside the particular FCC actions under review on narrow due process grounds, the Supreme Court declined to rule on the constitutionality of the FCC’s indecency policies, and the FCC has since solicited public comment on those policies.  We have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning complaints that programming aired on our stations contains indecent or profane language.  We cannot predict the outcome of any outstanding or future letters of inquiry and notifications from the FCC or the nature or extent of future FCC indecency enforcement actions.
Equal Employment Opportunity
The FCC’s rules require broadcasters to engage in broad equal employment opportunity recruitment efforts, retain data concerning such efforts and report much of this data to the FCC and to the public via periodic reports filed with the FCC or placed in stations’ public files and websites.  Broadcasters could be sanctioned for noncompliance.
Technical Rules
Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations.  Changes to these rules could negatively affect the operation of our stations.  For example, in October 2015, the FCC proposed rules which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas. The FCC is also considering the adoption of rules which may limit our ability to prevent interference by FM translators to the reception of our full-power radio stations.
Content, Licenses and Royalties
We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions.  Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States, which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge.  In 2013, a new PRO was formed named Global Music Rights (“GMR”).  GMR has secured the rights to certain copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs in its repertoire. GMR and the Radio Music License Committee, Inc. ("RMLC"), which negotiates music licensing fees with PROs on behalf of many U.S. radio stations, have instituted antitrust litigation against one another. The litigation is ongoing. The withdrawal of a significant number of musical composition copyright owners from the three established PROs; the emergence of one or more additional PROs; and the outcome of the GMR/RMLC litigation could impact, and in some circumstances increase, our royalty rates and negotiation costs.
To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies).  Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses.  Sound recordings fixed on or after February 15, 1972 are protected by federal copyright law.  Sound recording copyright owners have asserted that state law provides copyright protection for recordings fixed before that date (“pre-72 recordings”).  Sound recording copyright owners have sued radio broadcasters and digital audio transmission services (including

us) for unauthorized public performances and reproductions of pre-72 recordings under various state laws. In October 2018, federal legislation was signed into law that applies a statutory licensing regime to pre-72 recordings similar to that which governs post-72 recordings. Among other things, the new law extends remedies for copyright infringement to owners of pre-72 recordings when recordings are used without authorization. The new law creates a public performance right for pre-72 recordings streamed online that may increase our licensing costs.
The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process.  In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations.  There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future.  Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations. In addition, the CRB has issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various non-interactive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2016-December 31, 2020 under the so-called webcasting statutory license.  A proceeding to establish the rates for 2021-2025 is expected to begin in 2019. Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances for set periods of time.  Some of these conditions may be inconsistent with customary radio broadcasting practices.
Other
Congress, the FCC and other government agencies and regulatory bodies may in the future adopt new laws, regulations and policies that could affect, directly or indirectly, the operation, profitability and ownership of our broadcast stations and Internet-based audio music services.  In addition to the regulations, proceedings and procedures noted above, such matters may include, for example:  proposals to impose spectrum use or other fees on FCC licensees; changes to the political broadcasting rules, including the adoption of proposals to provide free air time to candidates; restrictions on the advertising of certain products, such as beer and wine; frequency allocation, spectrum reallocations and changes in technical rules; and the adoption of significant new programming and operational requirements designed to increase local community-responsive programming and enhance public interest reporting requirements.
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
From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets or for the privilege of engaging in the outdoor advertising business. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction or based on the size the billboard and type of display technology.  In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies.  We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue.  In recent years, outdoor advertising also has become the subject of targeted taxes and fees.  These laws may affect prevailing competitive conditions in our markets in a variety of ways.  Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry.  No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry.  However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
In the United States, federal law, principally the Highway Beautification Act (“HBA”), regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings on controlled roads.
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
U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or other government agency or entity compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Amortization is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.
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
Privacy and Data Protection
We obtain certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform.  We collect personally identifiable information directly from Platform users in several ways, including when a user purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters.  We also may obtain information about our listeners from other listeners and third parties.  We use and share this information for a variety of business purposes including for analytics, attribution and advertising purposes. Outside our radio business, we collect personally identifiable information from our employees, from users of our public bike services, from our business partners and from consumers who interact with our digital panels, including the use of behavioral analysis software. In addition, we obtain anonymous and aggregated audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws.
We are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy.  Many of these laws and regulations are still evolving (such as the new California Consumer Privacy Act) and could be interpreted in ways that could harm our business or limit the services we are able to offer.  In the area of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information.  Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information.  Any failure on our part to comply with these laws may subject us to significant liabilities.
We regularly review and implement commercially reasonable organizational and technical physical and electronic security measures that are designed to protect against the loss, misuse, and alteration of our listeners’, employees', clients' and customers'

personally identifiable information and to protect our proprietary business information. In Europe, we have appointed a Chief Data Protection Officer with respect to our European outdoor businesses and are implementing a comprehensive legal and information security-led approach to compliance with the new European Union ("E.U.")-wide General Data Protection Regulation (the "GDPR") in line with our obligations and our risk profile.  Despite our best efforts, no security measures are perfect or impenetrable.  Any failure or perceived failure by us to protect our information or information about our listeners, employees, clients and customers or to comply with our policies or applicable regulatory requirements could result in damage to our business and loss of confidence in us, damage to our brands, the loss of users of our services, including listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.
Available Information
You can find more information about us at our Internet websites located at www.iheartmedia.com and www.clearchanneloutdoor.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
ITEM 1A.  RISK FACTORS
Chapter 11 Reorganization Risks
We filed for reorganization under Chapter 11 on March 14, 2018 and even though our Plan of Reorganization was confirmed by the Bankruptcy Court on January 22, 2019, we are still subject to the risks and uncertainties associated with the Chapter 11 Cases.
We are currently operating as debtors-in-possession under Chapter 11 and our continuation as a going concern is contingent upon, among other things, our ability to consummate the Plan of Reorganization. Even though our Plan of Reorganization was confirmed by the Bankruptcy Court on January 22, 2019, it is subject to certain conditions to its effectiveness, including the receipt of certain governmental approvals. So long as our Chapter 11 Cases continue, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy.
Risks and uncertainties associated with our Chapter 11 Cases include the following:

•	we may not be able to consummate the Plan of Reorganization or may be delayed in doing so;

•	third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•	we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Cases from time to time;

•	the Bankruptcy Court may not agree with our objections to positions taken by other parties;

•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;

•	we may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•	we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all; and

•	our customers may choose to advertise with our competitors.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our ability to compete for advertising dollars and our relationship with our customers, as well as with our business partners, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are protracted. Because of the risks and uncertainties associated with our Chapter 11 Cases, the ultimate impact that the events that occur during these proceedings will have on our business, financial condition and results of operations cannot be predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.
Although the Plan of Reorganization has been confirmed by the Bankruptcy Court it is subject to certain conditions for its effectiveness.
The consummation of the Plan of Reorganization is subject to certain conditions, including the receipt of certain governmental approvals. We cannot guarantee that we will be able to satisfy these conditions. If we are unable to consummate the

Plan of Reorganization, it is unclear whether we will be able to reorganize our business and what, if any, distributions holders of the remaining claims against or equity interests in the Company ultimately would receive with respect to their claims or equity interests. An alternative plan of reorganization could contemplate the Company continuing as a going concern, the Company or its assets being acquired by a third party, the Company being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. An alternative plan of reorganization could potentially delay our emergence from Chapter 11 and expose us to a number of other risks, including potential limitations on our ability to execute our business plan and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; and unease and uncertainty among our advertising customer base.
Our future results are dependent upon the timely and successful implementation of the Plan of Reorganization. If a restructuring is protracted, it could adversely affect our operating results, including our relationships with our advertising customers, business partners and employees. The longer it takes to implement the Plan of Reorganization, the more likely it is that our advertising customers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships. If we experience a protracted reorganization, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders.
Operating under Chapter 11 may restrict our ability to pursue our business strategies.
Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

The Chapter 11 Cases have required and will continue to require a substantial amount of time and attention of our senior management, which may have an adverse effect on our business and results of operations.
The Chapter 11 Cases have required and will continue to require a substantial portion of time and attention from our senior management team and will continue to leave them with less time to devote to the operations of our business. Our management has spent considerable time participating in the development of restructuring plans, the business plan for the Company, the Plan of Reorganization and related emergence activities. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if emergence from the Chapter 11 Cases is protracted.
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
Our ability to emerge from Chapter 11 and operate profitably thereafter will depend on our ability to secure exit financing or other capital.
Although the Bankruptcy Court entered an order confirming our Plan of Reorganization on January 22, 2019, the Plan of Reorganization is subject to certain conditions to its effectiveness. Among other things, for our Plan of Reorganization to be effective, we will need to obtain exit financing or capital to fund our emergence costs and support our business following emergence. Even though we currently have access to a $450.0 million debtors-in-possession credit facility (the “DIP Facility”), which includes a feature to convert into an exit facility at emergence from Chapter 11 on substantially the terms set forth in an exhibit to the DIP Facility credit agreement, there is no certainty that we will be able to meet the conditions required for such conversion or obtain a waiver from the lenders or that the final terms of this facility will be as set forth in the exhibit thereto. If we are unable to convert the DIP Facility into an exit facility, or if we otherwise choose not to do so, the Plan of Reorganization allows us to obtain alternative exit financing. We cannot presently determine the terms of such financing, nor can there be any assurances of our success in obtaining it. Failure to obtain exit financing or other capital may delay our emergence from Chapter 11 and/or limit our alternatives, which could result in our inability to continue as a going concern. Even if such financing or other capital is available, there is no guarantee that we will be able to implement our business plan and achieve improved financial results.
Our current cost structure is heavily driven by existing levels of indebtedness. Our Plan of Reorganization contemplates reducing iHeartCommunications’ debt from approximately $16 billion to $5.75 billion. Nevertheless, there is no guarantee that we will be able to successfully meet our debt service costs or our planned continuing obligations following emergence from Chapter 11. Failure to pay our debt service obligations or to obtain cost savings upon emergence could materially hamper our ability to operate profitably after emergence, and could result in our inability to continue as a going concern.
Third parties may propose competing Chapter 11 plans of reorganization and we may receive unsolicited offers for the Company or our assets.
Chapter 11 gave us the exclusive right to file a plan of reorganization during the first 120 days after filing. That period has been extended with approval of the Bankruptcy Court and may be further extended for up to 18 months from the petition date with approval of the Bankruptcy Court. While we intend to conclude our Chapter 11 Cases during this so-called “exclusivity period,” there can be no assurance that we will be able to do so. Although the Bankruptcy Court entered an order confirming our Plan of Reorganization on January 22, 2019, the Plan of Reorganization is subject to certain conditions to its effectiveness, and there is no assurance that such conditions will be satisfied or otherwise waived. After the expiration of the exclusivity period, third parties can file one or more Chapter 11 plans of reorganization for the Debtors. An alternative plan of reorganization could contemplate the Company continuing as a going concern, the Company being broken up, the Company or its assets being acquired by a third party, the Company being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If our confirmed Plan of Reorganization does not become effective, and if we cannot successfully obtain approval of an alternative plan of reorganization during the exclusivity period that we propose, we may have limited ability to prevent an alternative plan of reorganization proposed by other parties in interest from being approved by the Bankruptcy Court.
Companies in Chapter 11 are often the target of unsolicited merger and acquisition offers, and if we are not able to consummate the confirmed Plan of Reorganization, there is no guarantee that we will emerge from Chapter 11 as a standalone company. An unsolicited proposal or alternative plan of reorganization could potentially delay our emergence from Chapter 11 and expose us to a number of other risks, including potential limitations on our ability to execute our business plan and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; a failure to provide stakeholders full value for the benefits that could be achieved by the Company post-emergence on a stand-alone basis; and unease and uncertainty among our advertising customer base.
Even if the Plan of Reorganization is consummated, we will continue to face risks.
Even if the Plan of Reorganization or an alternative plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guarantee that any plan of reorganization will achieve our stated goals.
Furthermore, we may need to raise funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 process. Adequate funds may not be available when needed or may not be available on favorable terms. Even once the Plan of Reorganization is implemented, our operating results may be adversely affected by the possible reluctance of advertisers to do business with a company that recently emerged from bankruptcy proceedings.
As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.
We expect our financial results to continue to be volatile until we are able to emerge from Chapter 11, as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance.
Our capital structure will be significantly altered under the Plan of Reorganization. Under fresh-start accounting rules that may apply to us upon the effective date of the plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of the Plan of Reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.
We may be subject to claims that will not be discharged in the Chapter 11 Cases.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the filing of our Chapter 11 Cases (i) are subject to compromise and/or treatment under the Plan of Reorganization or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the Plan of Reorganization. However, there can be no assurance that the aggregate amount of such claims that are not subject to treatment under the Plan of Reorganization or that are not discharged will not be material.
Liquidity Risk
Our cash flows may not provide sufficient liquidity during or after the Chapter 11 Cases.
Our ability to fund our operations and our capital expenditures require a significant amount of cash. Our principal sources of liquidity historically have been cash flow from operations, borrowing capacity under the senior secured credit facilities and the receivables-based credit facility and issuances of bonds. If our cash flow from operations decreases as a result of lower advertising prices, decreased listener demand, or otherwise, we may not have the ability to expend the capital necessary to improve or maintain our current operations, resulting in decreased revenues over time.
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
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the cash collateral order and the order approving our post-petition debtor-in-possession financing entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to consummate the Plan of Reorganization or other alternative plan of reorganization or restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 Cases.
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
The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have significant indebtedness, all of which we have reclassified to current liabilities at December 31, 2017 and 2018, and we expect to have significant indebtedness upon emergence. Our level of indebtedness has adversely impacted and may continue to adversely impact our financial conditions after emergence from Chapter 11. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our emergence from Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.

Our substantial indebtedness upon emergence from Chapter 11 may adversely affect our financial health and operating flexibility.
Pursuant to the Plan of Reorganization, at emergence, we expect to have a $450.0 million senior secured asset-based revolving credit facility, $4,300.0 million in principal amount of secured debt and $1,450.0 million principal amount of unsecured debt. This substantial amount of indebtedness could have important consequences to us, including:

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

The consummation of the Chapter 11 Cases may have an adverse tax impact on us.  The Separation is intended to be a taxable transaction. The gain or loss recognized with respect to these transactions will depend on, among other things, (a) the value and tax basis of the assets of the radio businesses of the Company that will be transferred by our subsidiary Clear Channel Holdings, Inc. (“CCH”) to a new subsidiary of the Company formed for the purpose of holding such assets and the value and tax basis of the new common stock of CCOH to be issued on the effective date of the Plan of Reorganization (such values will be determined by reference to, among other things, the trading value of the Company’s equity and the new common stock of CCOH following the effective date); (b) complex modeling considerations under certain U.S. Department of Treasury regulations; (c) the amount of cancellation of indebtedness income realized in connection with the Chapter 11 Cases; and (d) the extent to which any “excess loss accounts” (as defined under applicable Treasury regulations) are taken into account. The extent to which any related taxable gain or loss will result in any cash tax liabilities will depend on whether our tax attributes, including our net operating losses (“NOLs”) (including those of CCOH and its subsidiaries), are sufficient to offset any net taxable gain attributable to the transactions.
Because certain of the factors that will determine whether the separation will give rise to any cash tax liability cannot be known until the effective date, we cannot say with certainty whether any such cash tax liability will be owed. To the extent the transactions do give rise to any cash tax liability, CCOH, iHeartCommunications, the Company and various other entities would be jointly and severally liable under applicable law for any such amounts. The allocation of any such liabilities among the Company and its subsidiaries post-consummation of the Plan of Reorganization and CCOH will be addressed by a new tax matters agreement that will be entered into in connection with the Separation.
Transfers of our equity and issuances of equity in connection with the Chapter 11 Cases may impair our ability to utilize our federal income tax NOL carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. Our ability to utilize our NOL carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our NOL carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization in the Chapter 11 Cases, it is expected that we will experience an “ownership change.”  Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation on the amount of federal income tax net operating loss carry-forwards existing prior to the change that it could utilize to offset its taxable income in any future taxable year to an amount generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets. Because the value of our stock can fluctuate materially, it is possible an ownership change would materially limit our ability to utilize our substantial federal income tax NOL carryforwards in the future. Accordingly, there can be no assurance that we will be able to utilize our federal income tax NOL carryforwards to offset future taxable income, even if any such attributes survive reduction as a result of cancellation of indebtedness income.

CCOH’s substantial indebtedness could have a material adverse effect on CCOH’s performance and on our financial condition and liquidity.
Our subsidiary CCOH has a substantial amount of indebtedness. As of December 31, 2018, CCOH had $5.3 billion of total indebtedness outstanding, including: (1) $2,721 million aggregate principal amount of Clear Channel Worldwide Holdings, Inc.’s, a subsidiary of CCOH, (“CCWH”) senior notes, net of unamortized discounts of $3.4 million, which mature in November 2022; (2) $2,200 million aggregate principal amount of CCWH’s senior subordinated notes, which were scheduled to mature in March 2020 prior to their redemption in 2019; (3) $377.7 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized premiums of $2.7 million, which mature in December 2020; and (4) $3.9 million of other debt. On February 12, 2019, CCWH refinanced its senior subordinated notes, which were scheduled to mature in March 2020, with an aggregate principal amount of $2,235 million of new senior subordinated notes, which mature in February 2024. CCOH’s ability to make scheduled payments on its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. CCOH may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal and interest on its indebtedness. CCOH’s operations and its ability to successfully refinance or extend its debt may also be negatively affected by our Chapter 11 Cases.
iHeartCommunications, which is a Debtor in the Chapter 11 Cases, provides the day-to-day cash management services for CCOH’s cash activities and balances in the U.S. pursuant to the Corporate Services Agreement between iHeartCommunications and CCOH, and is continuing to do so during the Chapter 11 Cases pursuant to a cash management order approved by the Bankruptcy Court. As of December 31, 2018, there was a balance of $21.6 million due by CCOH in this account, which the Debtors have agreed to waive upon emergence pursuant to the settlement entered into on December 16, 2018, by and among the Debtors, CCOH and certain other parties in connection with the Chapter 11 Cases (the “CCOH Separation Settlement”) as described under Item 3 “Legal Proceedings--Stockholder Litigation.” CCOH currently does not have any material committed external sources of capital other than iHeartCommunications. If CCOH has a significant need for capital prior to emergence, and iHeartCommunications is limited in its ability to provide such capital, there could be a material adverse effect on CCOH’s financial condition and liquidity. In addition, pursuant to the CCOH Separation Settlement, iHeartCommunications has agreed to provide an unsecured revolving line of credit in an aggregate amount not to exceed $200 million to CCOH for a period of no more than three years following the effective date of the Plan of Reorganization. If CCOH is unable to pay any borrowings due thereunder, our financial condition and liquidity could suffer.
Risks Related to Ownership of Our Class A Common Stock
Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.
Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery by the holders of such securities in the Chapter 11 Cases. Although the terms of the Plan of Reorganization contemplate that our existing equity holders will collectively receive 1% of the equity in reorganized iHeartMedia upon completion of the Chapter 11 Cases, if the Plan of Reorganization does not become effective, it is possible that our common stock will be canceled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of our common stock, amounts invested by such holders in our outstanding common stock will not be recoverable. Consequently, our currently outstanding common stock would have no value. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Risks of trading in the Over-The-Counter Pink Market.
Shares of our Class A common stock are quoted in the Over-The-Counter Pink Market ("Pink Market").  The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares of Class A common stock at the time they wish to sell them or at a price that they consider reasonable.  The lack of an active market may also reduce the fair market value of the shares of our Class A common stock. Furthermore, because of the limited market and generally low volume of trading in our Class A common stock, the price of our Class A common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets' perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.
The equity that our current equity holders and creditors will receive pursuant to the Plan of Reorganization will be subject to dilution as a result of future issuances of our common stock.
The terms of the Plan of Reorganization contemplate that our existing equity holders will collectively receive 1% of the equity in reorganized iHeartMedia with creditors collectively receiving the rest. The Plan of Reorganization also contemplates that an equity-based incentive compensation plan pursuant to which certain of our directors, managers, officers and employees will be granted awards, will be adopted on the effective date of the Plan of Reorganization. Pursuant to the Plan of Reorganization, up to 8% of the common stock of reorganized iHeartMedia on a fully diluted basis, will be reserved under the equity-based incentive compensation plan. Current equity holders and creditors receiving a recovery under the Plan of Reorganization will be subject to dilution from issuances under the equity-based incentive compensation plan.
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
We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our iHeartMedia and our outdoor advertising businesses compete for audiences and advertising revenues with other radio and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenues in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  The advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match. Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure during the Chapter 11 Cases. If we cannot do so, then our business, financial condition and operating results would be adversely affected.
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

In addition, on June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit". International outdoor is currently headquartered in the U.K. and transacts business in many key European markets. The U.K. is currently negotiating the terms of its exit from the E.U. scheduled for March 29, 2019. In November 2018, the U.K. and the E.U. agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the E.U. and the consequent impact on the economies of the U.K., the E.U. and other countries. This uncertainty may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.

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
Our competitors, individually or through relationships with third parties, may be able to provide different or greater capabilities or prices or benefits than we can provide. In the past we have not been, and most likely in the future will not be, awarded all of the contracts on which we bid. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts (on the same or better terms, or at all) or be able to replace any revenue lost upon expiration or completion of a contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.
This competitive bidding process presents a number of risks, including the following:

•	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•
we may be unable to estimate accurately the revenue derived from and the resources and cost structure that will be required to service any contract we win or anticipate changes in the operating environment on which our financial proposal was based; and

•
we may encounter expenses and delays if our competitors challenge awards of contracts to us in competitive bidding, and any such challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

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
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses as well as acquisitions. These dispositions or acquisitions could be material. Dispositions and acquisitions involve numerous risks, including:

•	our dispositions may negatively impact revenues from our national, regional and other sales networks;

•	our dispositions may make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including debt service requirements;

•	our acquisitions may prove unprofitable and fail to generate anticipated cash flows:

•	to successfully manage our large portfolio of iHeartMedia, outdoor advertising and other businesses, we may need to:

▪
recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and

▪
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
Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry.  For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending or future complaints, it finds that we broadcast indecent programming or committed other violations of FCC regulations.  Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations.  Nor can we be assured that our licenses will be renewed without conditions and for a full term.  The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses could have a materially adverse impact on our operations.  Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations.  For example, in October 2015, the FCC proposed rules which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas.  The FCC is also considering the adoption of rules which may limit our ability to prevent interference by FM translators to the reception of our full-power radio stations. In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.  For example, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers).  In October 2018, legislation was signed into law that creates a public performance right for pre-February 15, 1972 recordings streamed online. This law may increase our licensing costs. Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming content could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. The CRB has issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various non-interactive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period from January 1, 2016 to December 31, 2020 under the webcasting statutory license. A proceeding to establish the rates for 2021-2025 is expected to begin in 2019.  Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances for set periods of time.  Some of these conditions may be inconsistent with customary radio broadcasting practices. Finally, various regulatory matters relating to our iHM business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.
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
We utilize demographic and other information from and about our listeners, consumers, business partners and advertisers as they interact with us.  For example: (1) our broadcast radio station websites and our iHeartRadio digital platform collect personal information as users register for our services, fill out their listener profiles, post comments, use our social networking features, participate in polls and contests and sign-up to receive email newsletters; (2) we use tracking technologies, such as “cookies,” to manage and track our listeners’ interactions with us so that we can deliver relevant music content and advertising; (3) we collect credit card or debit card information from consumers, business partners and advertisers who use our services; and (4) we collect precise location data about certain of our Platform users for analytics, attribution and advertising purposes.
We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted by the courts or regulators in ways that could harm our business.  For example, our ongoing efforts to comply with the European General Data Protection Regulation, effective as of May 2018, or the new California Consumer Privacy Act effective as of January 2020 may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers, or to transfer employee data within the corporate group.  Such restrictions could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers.  Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.
If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, consumers, business partners and advertisers.
Although we have implemented physical and electronic security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.  Currently, not all of our systems are fully compliant with the new GDPR standards and, as a result, we may face additional liability in the event of a security breach. The scope of many of the requirements under the GDPR remain unclear. Future case law may determine that the steps we are taking to comply with the GDPR may not be sufficient.
Restrictions on outdoor advertising of certain products may restrict the categories of clients that can advertise using our products.
Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most E.U. countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Localized restrictions on the location of advertising for High Fat, Salt and Sugar (“HFSS”) foods have been implemented in the UK. Regulations vary across the countries in which we conduct business.  Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
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
Equity investors continue to have influence on us.
 Private equity funds sponsored by or co-investors with Bain Capital and THL currently hold all of our outstanding shares of Class B common stock and Class C common stock, which collectively represent approximately 68% of the voting power of all of our outstanding capital stock.  As a result, Bain Capital and THL have the power to elect all but two of our directors, appoint new management and approve any action requiring the approval of the holders of our capital stock. Although during the pendency of the Chapter 11 Cases, many material corporate actions outside of the ordinary course of business are subject to the approval of the Bankruptcy Court, Bain Capital and THL and the directors elected by Bain Capital and THL have had, and will continue to have, influence over decisions affecting us during the pendency of the Chapter 11 Cases.
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
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	the risks and uncertainties associated with the Chapter 11 Cases;

•	our inability to consummate the confirmed Plan of Reorganization;

•	our ability to pursue our business strategies during the Chapter 11 Cases;

•	the diversion of management’s attention as a result of the Chapter 11 Cases;

•	increased levels of employee attrition as a result of the Chapter 11 Cases;

•	our ability to obtain sufficient exit financing to emerge from Chapter 11 and operate successfully;

•	the risk that third parties may propose competing Chapter 11 plans of reorganization

•	risks associated with us having been through Chapter 11 proceedings even if we are able to emerge successfully

•	volatility of our financial results as a result of the Chapter 11 Cases;

•	the risk that claims that are not discharged in the Chapter 11 Cases are material;

•	our inability to predict our long-term liquidity requirements and the adequacy of our capital resources;

•	the availability of cash to maintain our operations and fund our emergence costs;

•	our ability to continue as a going concern;

•	the impact of our substantial indebtedness upon emergence from Chapter 11, including the effect of our leverage on our financial position and earnings;

•	potential unfavorable tax consequences arising from the Chapter 11 Cases

•	impairment of our ability to utilize our NOL carryforwards in further years as a result of transfers of our equity and issuances of equity in connection with the Chapter 11 Cases;

•	the impact of CCOH's substantial indebtedness;

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;

•	industry conditions, including competition;

•	increased competition from alternative media platforms and technologies;

•	changes in labor conditions, including programming, program hosts and management;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	shifts in population and other demographics;

•	our ability to obtain keep municipal concessions for our street furniture and transit products;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	increases in tax rates or changes in tax laws or regulations;

•	restrictions on outdoor advertising of certain products;

•	fluctuations in exchange rates and currency values;

•	risks of doing business in foreign countries;

•	the identification of a material weakness in our internal control over financial reporting; and

•	certain other factors set forth in our other filings with the SEC.

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
Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes. The Plan of Reorganization provides for the treatment of claims against the Debtors' bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases.
Noteholder Litigation
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. See Note 6 to our consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K for more information about the debt agreements. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 (collectively with the 5.50% Senior Notes due 2016, the “Legacy Notes”), and not in its individual capacity, filed an adversary proceeding against us in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% senior notes due 2018 and 7.25% senior notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14.0% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14.0% Senior Notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14.0% Senior Notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, we filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We answered the complaint and completed discovery.  The trial was held on October 24, 2018. On January 15, 2019, the Bankruptcy Court entered judgment in our favor denying all relief sought by WSFS and all other parties. Pursuant to a settlement (the “Legacy Plan Settlement”) with WSFS and certain consenting Legacy Noteholders of all issues related to confirmation of our Plan of Reorganization, upon our confirmed Plan of Reorganization becoming effective, this adversary proceeding shall be deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants are Bain Capital LP; THL; Abrams Capital L.P. ("Abrams"); and Highfields Capital Management L.P. ("Highfields"). In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asks the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, Priority Guarantee Notes and 14.0% Senior Notes due 2021 claims to any and all claims of the legacy noteholders. In addition, the complaint sought to have any votes to accept the fourth amended plan of reorganization by Abrams and Highfields on account of their 2021 notes claims, and any votes to accept the fourth amended plan of reorganization by the defendant Clear Channel Holdings, Inc., ("CCH") on account of its junior notes claims, to be designated and disqualified. The court held a pre-trial conference and oral argument on October 18, 2018. Pursuant to the Legacy Plan Settlement, upon our confirmed Plan of Reorganization becoming effective, this adversary proceeding shall be deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.

Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants the Company, iHeartCommunications, Bain Capital and THL (together, the "Sponsor Defendants"), the Company's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to the Company and iHeartCommunications; (iii) issue new debt in Clear Channel International B.V.'s, an international subsidiary of ours, offering of 8.75% Senior Notes due 2020 (the "CCIBV Note Offering") to provide cash to the Company and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to the Company and iHeartCommunications through a dividend. The complaint also alleges that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that the Company, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants the Company, iHeartCommunications, the Sponsor Defendants, and the members of CCOH's board of directors.  CCOH is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the CCOH board of directors' November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) the Company and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require CCOH to enter the Third Amendment on terms unfair to CCOH; (ii) the CCOH board of directors breached their duty of loyalty by approving the Third Amendment and elevating the interests of the Company, iHeartCommunications and the Sponsor Defendants over the interests of CCOH and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the CCOH board of directors.  The complaint further alleges that the Company, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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
On August 27, 2018, the same stockholder of CCOH that had filed a derivative lawsuit against the Company and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of CCOH’s board of directors. The complaint alleges that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH board and the intercompany note committee of the board of directors relating to the Intercompany Note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (ii) the CCOH board of directors breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the CCOH board breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the CCOH board to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the board’s alleged breach of fiduciary duties. The plaintiff sought, among other things, a ruling that the CCOH board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the board of directors' breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into the CCOH Separation Settlement to settle of all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The CCOH Separation Settlement provides for the consensual separation of the Debtors and CCOH, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 Cases, a $200 million unsecured revolving line of credit from certain of the Debtors to CCOH for a period of up to three years, the transfer of certain of the Debtors’ intellectual property to CCOH, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from CCOH to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by CCOH relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The CCOH Separation Settlement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas on January 22, 2019.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. We are not aware of any litigation, claim or assessment pending against us in this investigation or otherwise. Based on information known to date, we believe any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to our consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
We advised both the SEC and the DOJ of the investigation at Clear Media Limited and we are cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
Italy Investigation
During the three months ended June 30, 2018, we identified misstatements associated with VAT obligations in our business in Italy, which resulted in an understatement of our VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, we undertook certain procedures, including a forensic investigation, which is ongoing. In addition, we voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that we may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. We made a payment of $8.6 million during the fourth quarter of 2018 and expect to pay the remainder during the first half of 2019. The ultimate amount to be paid may differ from our estimates, and such differences may be material.
ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information with respect to our executive officers is presented as of March 5, 2019:

Name	Age	Position
Robert W. Pittman	65	Chairman and Chief Executive Officer
Richard J. Bressler	61	President, Chief Operating Officer, Chief Financial Officer and Director
Scott R. Wells	50	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	63	Chairman and Chief Executive Officer – Clear Channel Outdoor International
Steven J. Macri	50	Senior Vice President – Corporate Finance
Scott D. Hamilton	49	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	58	Executive Vice President, General Counsel and Secretary
The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.
Robert W. Pittman is the Chairman and Chief Executive Officer of the Company, iHeartCommunications and iHeartMedia Capital I, LLC and the Chief Executive Officer of CCOH. Mr. Pittman was appointed as the Executive Chairman and a director of the Company and iHeartCommunications on October 2, 2011. He was appointed as Chairman of the Company and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as the Chairman of Media and Entertainment Platforms for the Company and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Lupus Research Alliance, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.
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
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the Company, iHeartCommunications, iHeartMedia Capital I, LLC and CCOH and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of the Achievement Network (ANet), where he is Chairman, and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare is the Chairman and Chief Executive Officer-Clear Channel International at each of the Company, iHeartCommunications, iHeartMedia Capital I, LLC and CCOH and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of the Company, iHeartCommunications and CCOH since January 24, 2012 and as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of the Company and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of CCOH since September 1, 2009.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002. It is expected that Mr. Eccleshare will become the Chief Executive Officer of CCOH upon effectiveness of the Plan of Reorganization and the Separation.
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
Robert H. Walls, Jr. is the Executive Vice President, General Counsel and Secretary of the Company, iHeartCommunications, iHeartMedia Capital I, LLC and CCOH.  Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of the Company, iHeartCommunications and CCOH on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of iHeartMedia Capital I, LLC on April 26, 2013.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for iHeartMedia Capital I, LLC, iHeartCommunications and CCOH, in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer for iHeartMedia Capital I, LLC and iHeartCommunications until October 2, 2011, and served in the Office of the Chief Executive Officer for CCOH until January 24, 2012.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013. On November 28, 2018, the Company announced that Mr. Walls will step down from his position with the Company on the effective date of the Plan of Reorganization. Mr. Walls will be succeeded in the role of Executive Vice President, General Counsel and Secretary of the Company by Mr. Paul McNicol.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock are quoted for trading on the Pink Market under the symbol “IHRTQ.”  There were 518 stockholders of record as of February 28, 2019.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B and Class C common stock.  There were 555,556 shares of our Class B common stock and 58,967,502 shares of our Class C common stock outstanding on February 28, 2019.  All outstanding shares of our Class B common stock are held by Clear Channel Capital IV, LLC and all outstanding shares of our Class C common stock are held by Clear Channel Capital V, L.P.
On the effective date of the Plan of Reorganization, our outstanding common stock will be canceled and reorganized iHeartMedia will issue new shares of Class A and Class B common stock and warrants to purchase Class A or Class B common stock (or, if applicable, interests in an FCC Trust), which will be distributed to creditors of iHeartCommunications and the Company’s equityholders as further described in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Under the Plan of Reorganization, we are required to use reasonable best efforts to obtain listing of the Class A common stock on a recognized U.S. stock exchange as promptly as reasonably practicable on or after the Class A common stock is issued. In the event that listing on such a stock exchange has not occurred by such date, we are required to use reasonable best efforts to qualify the Class A common stock for trading on the Pink Market until such time as the Class A common stock is listed on a recognized U.S. stock exchange.
Sales of Unregistered Securities
We did not sell any equity securities during 2018 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2018 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	4,897	$0.37	—	$—
November 1 through November 30	—	—	—	—
December 1 through December 31	7,117	0.46	—	—
Total	12,014	$0.42	—	—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

(In thousands, except per share data)	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Results of Operations Data:
Revenue	$6,325,780	$6,168,431	$6,251,000	$6,241,516	$6,318,381
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,532,948	2,468,724	2,395,037	2,462,046	2,543,749
Selling, general and administrative expenses (excludes depreciation and amortization)	1,896,503	1,842,222	1,726,118	1,700,669	1,683,526
Corporate expenses (excludes depreciation and amortization)	337,218	311,898	341,072	315,143	321,023
Depreciation and amortization	530,903	601,295	635,227	673,991	710,898
Impairment charges (1)	40,922	10,199	8,000	21,631	24,176
Other operating income (expense), net	(6,768)	35,704	353,556	94,001	40,031
Operating income	980,518	969,797	1,499,102	1,162,037	1,075,040
Interest expense	722,931	1,864,136	1,850,119	1,805,744	1,741,894
Equity in earnings (loss) of nonconsolidated affiliates	1,020	(2,855)	(16,733)	(902)	(9,416)
Gain (loss) on extinguishment of debt	100	1,271	157,556	(2,201)	(43,347)
Other income (expense), net	(58,876)	(20,194)	(86,009)	8,635	9,104
Reorganization items, net	356,119	—	—	—	—
Loss before income taxes	(156,288)	(916,117)	(296,203)	(638,175)	(710,513)
Income tax benefit (expense)	(46,351)	457,406	49,631	(86,957)	(58,489)
Consolidated net loss	(202,639)	(458,711)	(246,572)	(725,132)	(769,002)
Less amount attributable to noncontrolling interest	(729)	(60,651)	55,484	18,269	31,074
Net loss attributable to the Company	$(201,910)	$(398,060)	$(302,056)	$(743,401)	$(800,076)

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Net loss per common share:
Basic:
Net loss attributable to the Company	$(2.36)	$(4.68)	$(3.57)	$(8.82)	$(9.53)
Diluted:
Net loss attributable to the Company	$(2.36)	$(4.68)	$(3.57)	$(8.82)	$(9.53)

(1)
We recorded non-cash impairment charges of $40.9 million, $10.2 million, $8.0 million, $21.6 million and $24.2 million during 2018, 2017, 2016, 2015 and 2014, respectively.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Current assets	$2,235,017	$2,067,347	$2,494,229	$2,767,302	$2,092,129
Property, plant and equipment, net	1,791,140	1,884,714	1,948,162	2,212,556	2,699,064
Total assets	12,269,515	12,260,431	12,851,789	13,662,302	13,821,961
Current liabilities	1,247,649	16,354,597	1,674,574	1,659,228	1,369,928
Long-term debt, net of current maturities	5,277,108	5,676,814	20,022,080	20,539,099	20,159,545
Stockholders' deficit	(11,560,342)	(11,344,344)	(10,901,861)	(10,617,494)	(9,688,470)

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
We re-evaluated our segment reporting and determined that our Latin American operations should be managed by our International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations are included in our International outdoor segment. Accordingly, we recast the corresponding segment disclosures for prior periods to include Latin America within the International outdoor segment.
Immaterial Corrections to Prior Periods
During the second quarter of 2018, we identified corrections associated with VAT obligations in our International outdoor business that impacted prior periods. Accordingly, we have revised the prior period financial statements presented herein to reflect these corrections. This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the revised financial results for the years ended December 31, 2018, 2017 and 2016. For further details, refer to Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.
Certain prior period amounts have been reclassified to conform to the 2018 presentation.
Current Bankruptcy Proceedings
On March 14, 2018, iHeartMedia, Inc. (the “Company”, “iHeartMedia,” “we” or “us”), iHeartCommunications, Inc. (“iHeartCommunications”) and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases.
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., et al. Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. On January 22, 2019, the Bankruptcy Court entered an order confirming the Plan of Reorganization. Effectiveness of the Plan of Reorganization is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, we currently anticipate the Plan of Reorganization will become effective and iHeartMedia will emerge from Chapter 11 during the second quarter of 2019. Under the terms of the Plan of Reorganization, the Company is expected to complete a comprehensive balance sheet restructuring that will reduce its debt from approximately $16 billion to $5.75 billion and will separate CCOH from the Company, creating two independent companies.
For more information regarding the impact of the Chapter 11 Cases, see “---Liquidity After Filing the Chapter 11 Cases.”

Description of our Business
iHM
Our iHM strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, digital and live events. Our primary source of revenue is derived from selling local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We are working closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. We continue to expand the choices for listeners and we deliver our content and sell advertising across multiple distribution channels, including digitally via our iHeartRadio mobile application and other digital platforms which reach national, regional and local audiences. We also generate revenues from network syndication, our nationally recognized live events, our station websites and other miscellaneous transactions.
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
Management also monitors revenue generated through our programmatic ad-buying platform, Soundpoint, and our data analytics advertising product, SmartAudio, to measure the success of our enhanced marketing optimization tools. We have made significant investments so we can provide the same ad-buying experience that once was only available from digital-only companies and enable our clients to better understand how our assets can successfully reach their target audiences.
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
Americas Outdoor Advertising
Our advertising rates are based on a number of different factors including location, competition, type and size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market's population.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.
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
Our International display inventory is typically sold to clients through network packages, with clients contracting for a day part, one or more days or one or more weeks (depending on the nature of the inventory), with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging up to 15 years. The major difference between our International outdoor and Americas outdoor street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International outdoor business.
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
Executive Summary
The key developments in our business for the year ended December 31, 2018 are summarized below:

•
Consolidated revenue increased $157.3 million during 2018 compared to 2017. Excluding the $30.5 million impact from movements in foreign exchange rates, consolidated revenue increased $126.8 million during 2018 compared to 2017.

•
As a result of our filing of the Chapter 11 Cases, we incurred $356.1 million of reorganization items during the year ended December 31, 2018 and reclassified to "Liabilities subject to compromise" on the Consolidated Balance Sheet $16.5 billion of prepetition claims that are not fully secured and that, as of December 31, 2018, had at least a possibility of not being repaid at the full amount claim.

•
The Chapter 11 Cases have resulted in disruption to certain of our business processes, and we believe the Chapter 11 Cases have had an adverse impact on our results of operations, particularly in our iHM business.

•
On June 14, 2018, we refinanced our receivables-based credit facility with a new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close, iHeartCommunications drew $125.0 million on the DIP Facility. On August 16, 2018 and September 17, 2018, iHeartCommunications repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of December 31, 2018, we had no borrowings under the DIP Facility.

•
As a result of our filing of the Chapter 11 Cases, we ceased accruing interest expense on long-term debt reclassified as Liabilities subject to compromise at March 14, 2018, (the "Petition Date"), resulting in a decrease in cash paid for interest of $1.4 billion during the year ended December 31, 2018, compared to the same period of 2017.

Revenues and expenses “excluding the impact of foreign exchange movements” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2018 to the year ended December 31, 2017 is as follows:

(In thousands)	Years Ended December 31,		%
	2018	2017	Change
Revenue	$6,325,780	$6,168,431	2.6%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,532,948	2,468,724	2.6%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,896,503	1,842,222	2.9%
Corporate expenses (excludes depreciation and amortization)	337,218	311,898	8.1%
Depreciation and amortization	530,903	601,295	(11.7)%
Impairment charges	40,922	10,199	301.2%
Other operating income (expense), net	(6,768)	35,704	(119.0)%
Operating income	980,518	969,797	1.1%
Interest expense	722,931	1,864,136
Equity in earnings (loss) of nonconsolidated affiliates	1,020	(2,855)
Gain on extinguishment of debt	100	1,271
Other expense, net	(58,876)	(20,194)
Reorganization items, net	356,119	—
Loss before income taxes	(156,288)	(916,117)
Income tax benefit (expense)	(46,351)	457,406
Consolidated net loss	(202,639)	(458,711)
Less amount attributable to noncontrolling interest	(729)	(60,651)
Net loss attributable to the Company	$(201,910)	$(398,060)
Consolidated Revenue
Consolidated revenue increased $157.3 million during the year ended December 31, 2018 compared to 2017. Excluding the $30.5 million impact from movements in foreign exchange rates, consolidated revenue increased $126.8 million during the year ended December 31, 2018 compared to 2017. The increase in consolidated revenue is primarily due to higher revenue from our International outdoor business, driven by growth across our European and Asian businesses. Revenue was also higher in our Americas outdoor business.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $64.2 million during the year ended December 31, 2018 compared to 2017. Excluding the $23.1 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $41.1 million during the year ended December 31, 2018 compared to 2017. Higher direct operating expenses in our International outdoor business, driven by revenue growth in various countries, was partially offset by lower direct operating expenses in our Americas outdoor business, as a result of the sale of our business in Canada in August 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $54.3 million during the year ended December 31, 2018 compared to 2017. Excluding the $6.7 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $47.6 million during the year ended December 31, 2018 compared to 2017. The increase in our SG&A expenses resulted primarily from higher expenses in our iHM business and our International outdoor business.
Corporate Expenses
Corporate expenses increased $25.3 million during the year ended December 31, 2018 compared to 2017. Excluding the $1.0 million impact from movements in foreign exchange rates, corporate expenses increased $24.3 million during the year ended December 31, 2018 compared to 2017, primarily as a result of higher employee-related expenses, including variable incentive compensation resulting from higher profitability at each of our segments, as well as employee benefits expense. These increases were partially offset by lower management fees and lower spending on efficiency initiatives.
Depreciation and Amortization
Depreciation and amortization decreased $70.4 million during 2018 compared to 2017, primarily due to assets becoming fully depreciated or fully amortized, including intangible assets that were recorded as part of the merger of iHeartCommunications with iHeartMedia, Inc. in 2008.
Impairment Charges
We perform our annual impairment test on our goodwill, Federal Communication Commission ("FCC") licenses, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2018 we recorded impairment charges of $40.9 million related primarily to several of our iHM markets and one of our Americas outdoor markets.  During 2017, we recorded impairment charges of $7.6 million related primarily to one of our iHM markets and one of our International outdoor businesses. In addition, the Company recognized an impairment of $2.6 million during 2017 in relation to advertising assets that were no longer usable in one country in our International outdoor segment.  See Note 3 to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Income (Expense), Net
Other operating expense, net of $6.8 million in 2018, primarily related to asset acquisition costs and net losses recognized on the disposal of assets.
Other operating income, net of $35.7 million in 2017, primarily related to the $28.9 million gain on the sale of our Americas outdoor Indianapolis market exchanged for cash and certain assets in Atlanta, Georgia, a gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium and a gain of $15.4 million recognized in relation to an exchange of four radio stations in Chattanooga, TN and six radio stations in Richmond, VA for four radio stations in Boston, MA and three radio stations in Seattle, WA. These gains were partially offset by the loss of $12.1 million, which includes $6.3 million in cumulative translation adjustments, recognized on the sale of our ownership interest in a joint venture in Canada.
Interest Expense
Interest expense decreased $1,141.2 million during 2018 compared to 2017 as a result of the Company ceasing to accrue interest expense on long-term debt reclassified as Liabilities subject to compromise as of the Petition Date.
Equity in Loss of Nonconsolidated Affiliates
During the year ended December 31, 2018 we recognized a net gain of $1.0 million related to equity-method investments. During the year ended December 31, 2017, we recognized a net loss of $2.9 million related to equity-method investments.

Other Expense, Net
Other expense, net was $58.9 million for the year 2018, which relates primarily to net foreign exchange losses of $33.1 million recognized in connection with intercompany notes denominated in foreign currencies and expenses incurred in connection with negotiations with lenders and other activities related to our capital structure, which were incurred prior to the filing of the Chapter 11 Cases.
Other expense, net was $20.2 million for the year 2017, which related primarily to expenses incurred in connection with negotiations with lenders and other activities related to our capital structure, including the notes exchange offers and term loan offers of $41.8 million, partially offset by net foreign exchange gains of $29.2 million recognized in connection with intercompany notes denominated in foreign currencies.
Reorganization Items, Net
During 2018, we recognized Reorganization items, net of $356.1 million related to the Chapter 11 Cases, consisting of the write-off of deferred long-term debt fees and original issue discount on debt subject to compromise, professional fees and costs incurred in connection with our DIP Facility. See Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Income Tax Expense (Benefit)
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $510.1 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.

The effective tax rate for the year ended December 31, 2018 was (29.7)% as compared to 49.9% for the year ended December 31, 2017.  The effective tax rate for 2018 was primarily impacted by the $61.5 million valuation allowance recorded against a portion of current period federal and state deferred tax assets due to the uncertainty of the ability to realize those assets in future periods. In addition, losses in certain foreign jurisdictions were not benefited primarily due to the uncertainty of the ability to utilize those losses in future periods.
The effective tax rate for 2017 was impacted by the $510.1 million deferred tax benefit recorded in connection with enactment of the Tax Act which reduced the U.S. federal corporate income tax rate to 21% as mentioned above. In partial offset to this tax benefit, the company recorded tax expense of $387.7 million in connection with the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to realize those assets in future periods.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2018	2017	Change
Revenue	$3,436,955	$3,442,963	(0.2)%
Direct operating expenses	1,062,373	1,059,123	0.3%
SG&A expenses	1,271,152	1,245,741	2.0%
Depreciation and amortization	177,775	233,757	(23.9)%
Operating income	$925,655	$904,342	2.4%
iHM revenue decreased $6.0 million during 2018 compared to 2017, resulting primarily from lower local spot revenue, driven by lower local agency revenue, being partially offset by higher political revenue due to 2018 being a mid-term election year and higher digital revenue, including subscription revenue from our iHeartRadio on-demand service. We believe disruption to certain of our business processes resulting from the Chapter 11 Cases negatively impacted our revenue in the first half of the year.
iHM direct operating expenses increased $3.3 million during 2018 compared to 2017. Higher digital fees, driven primarily by revenue growth by our iHeartRadio on-demand service, and higher employee-related expenses were partially offset by lower music license fees. iHM SG&A expenses increased $25.4 million during 2018 compared to 2017, primarily due to higher third-party sales activation fees and trade and barter expenses, partially offset by lower bad debt.
Americas Outdoor Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2018	2017	Change
Revenue	$1,189,348	$1,161,059	2.4%
Direct operating expenses	524,659	527,536	(0.5)%
SG&A expenses	199,688	197,390	1.2%
Depreciation and amortization	166,806	179,119	(6.9)%
Operating income	$298,195	$257,014	16.0%
Americas outdoor revenue increased $28.3 million during 2018 compared to 2017. The increase in revenue was due to increases in both digital and print revenue, partially offset by a $13.7 million decrease in revenue resulting from the sale of our Canadian outdoor business in August 2017.
Americas outdoor direct operating expenses decreased $2.9 million during 2018 compared to 2017. The decrease was driven by a $10.3 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market, partially offset by higher site lease expenses. Americas outdoor SG&A expenses increased $2.3 million during 2018 compared to 2017, primarily due to higher employee compensation expense, including variable incentive compensation, partially offset by a $3.3 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.
International Outdoor Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2018	2017	Change
Revenue	$1,532,357	$1,427,643	7.3%
Direct operating expenses	946,009	882,231	7.2%
SG&A expenses	323,230	301,823	7.1%
Depreciation and amortization	148,199	141,812	4.5%
Operating income	$114,919	$101,777	12.9%
International outdoor revenue increased $104.7 million during 2018 compared to 2017. Excluding the $30.5 million impact from movements in foreign exchange rates, International outdoor revenue increased $74.2 million during 2018 compared to 2017. The increase in revenue is due to growth in multiple countries, including Sweden, China, Spain, Switzerland, Ireland, France, Finland and the United Kingdom, primarily from new deployments and digital expansion.
International outdoor direct operating expenses increased $63.8 million during 2018 compared to 2017. Excluding the $23.1 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $40.7 million during 2018 compared to 2017. The increase was driven by higher site lease expenses related to new contracts and higher revenues. International outdoor SG&A expenses increased $21.4 million during 2018 compared to 2017. Excluding the $6.7 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $14.7 million during 2018 compared to 2017. The increase in SG&A expenses primarily related to higher spending on strategic revenue and efficiency initiatives, as well as higher employee-related expenses in countries experiencing growth.

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2017 to the year ended December 31, 2016 is as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$6,168,431	$6,251,000	(1.3)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,468,724	2,395,037	3.1%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,842,222	1,726,118	6.7%
Corporate expenses (excludes depreciation and amortization)	311,898	341,072	(8.6)%
Depreciation and amortization	601,295	635,227	(5.3)%
Impairment charges	10,199	8,000	27.5%
Other operating income, net	35,704	353,556	(89.9)%
Operating income	969,797	1,499,102	(35.3)%
Interest expense	1,864,136	1,850,119
Equity in loss of nonconsolidated affiliates	(2,855)	(16,733)
Gain on extinguishment of debt	1,271	157,556
Other expense, net	(20,194)	(86,009)
Loss before income taxes	(916,117)	(296,203)
Income tax benefit	457,406	49,631
Consolidated net loss	(458,711)	(246,572)
Less amount attributable to noncontrolling interest	(60,651)	55,484
Net loss attributable to the Company	$(398,060)	$(302,056)
Consolidated Revenue
Consolidated revenue decreased $82.6 million during the year ended December 31, 2017 compared to 2016. Excluding the $8.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $91.2 million during the year ended December 31, 2017 compared to 2016. Revenue growth from our iHM business was offset by lower revenue generated by our Americas and International outdoor businesses as a result of the sales of our businesses in Canada in 2017 and Australia and Turkey in 2016, which generated $13.7 million and $149.4 million in revenue in the years ended December 31, 2017 and 2016, respectively.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $73.7 million during the year ended December 31, 2017 compared to 2016. Excluding the $4.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $69.7 million during the year ended December 31, 2017 compared to 2016. Higher direct operating expenses in our iHM business, including a $33.8 million prior year benefit resulting from the renegotiation of certain contracts, and higher direct operating expenses in our outdoor businesses, driven primarily by higher site lease expenses, were partially offset by the impact of the sale of our outdoor businesses in Australia and Turkey in 2016 and Canada in 2017.
Consolidated SG&A Expenses
Consolidated SG&A expenses increased $116.1 million during the year ended December 31, 2017 compared to 2016. Excluding the $2.8 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $113.3 million during the year ended December 31, 2017 compared to 2016. Higher SG&A expenses in our iHM business, primarily driven by higher trade and barter expenses, were partially offset by a decrease in SG&A expenses resulting primarily from the sales of our outdoor businesses in Australia and Turkey in 2016 and Canada in 2017.
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
Impairment Charges
We perform our annual impairment test on our goodwill, FCC licenses, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, during 2017 we recorded impairment charges of $7.6 million related primarily to one of our iHM markets and one of our International outdoor businesses. In addition, the Company recognized an impairment of $2.6 million during 2017 in relation to advertising assets that were no longer usable in one country in our International outdoor segment. During 2016 we recorded impairment charges of $8.0 million related primarily to goodwill for one International outdoor business. Please see Note 3 to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges.
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
Interest Expense
Interest expense increased $14.0 million during 2017 compared to 2016 due to higher interest rates on floating rate loans and new debt issuances. Please refer to "Sources of Capital" for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2017 and 2016 was 8.9% and 8.5%, respectively.
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
Other Expense, Net
Other expense, net was $20.2 million for the year 2017, which relates primarily to expenses incurred in connection with negotiations with lenders and other activities related to our capital structure, including the notes exchange offers and term loan offers of $41.8 million, partially offset by net foreign exchange gains of $29.2 million recognized in connection with intercompany notes denominated in foreign currencies.
Other expense, net was $86.0 million for the year 2016 which primarily related to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies. The decline in value during 2016 of the British pound against the Euro impacted Euro-denominated notes payable by one of our UK subsidiaries, which was the primary driver of the foreign exchange loss in 2016. Additionally, we recognized a loss on investments of $12.9 million in 2016 which primarily related to a $14.5 million non-cash impairment recorded in connection with an other-than-temporary decline in the value of one of our cost investments.
Income Tax Benefit (Expense)
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $510.1 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.

The effective tax rate for the year ended December 31, 2017 was 49.9% as compared to 16.8% for the year ended December 31, 2016. The effective tax benefit rate for 2017 was primarily impacted by the $510.1 million provisional deferred tax benefit recorded in connection with enactment of the Tax Act which reduced the U.S. federal corporate income tax rate to 21% as mentioned above. In partial offset to this tax benefit, the company recorded tax expense of $387.7 million in connection with the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to realize those assets in future periods.
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
Americas Outdoor Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,161,059	$1,187,180	(2.2)%
Direct operating expenses	527,536	528,769	(0.2)%
SG&A expenses	197,390	203,427	(3.0)%
Depreciation and amortization	179,119	175,438	2.1%
Operating income	$257,014	$279,546	(8.1)%
Americas outdoor revenue decreased $26.1 million during 2017 compared to 2016. The decrease in revenue was primarily due to the $17.9 million impact resulting from the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian outdoor business in the third quarter of 2017. The impact of exchanging our Indianapolis, Indiana outdoor market for cash and assets in Atlanta, Georgia in the first quarter of 2017 also contributed to the decrease in revenue. These decreases were partially offset by higher revenue from new and existing airport contracts.
Americas outdoor direct operating expenses decreased $1.2 million during 2017 compared to 2016. The decrease in direct operating expenses was driven primarily by the $13.2 million decrease in expense due to the impact of the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian outdoor business in the third quarter of 2017, partially offset by higher site lease expenses related to new and existing airport contracts and print displays. Americas outdoor SG&A expenses decreased $6.0 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense and the $2.5 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian outdoor business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017.
International Outdoor Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,427,643	$1,492,642	(4.4)%
Direct operating expenses	882,231	889,550	(0.8)%
SG&A expenses	301,823	311,994	(3.3)%
Depreciation and amortization	141,812	162,974	(13.0)%
Operating income	$101,777	$128,124	(20.6)%
International outdoor revenue decreased $65.0 million during 2017 compared to 2016. Excluding the $8.6 million impact from movements in foreign exchange rates, International outdoor revenue decreased $73.6 million during 2017 compared to 2016. The decrease in revenue is due to a $117.8 million decrease in revenue resulting from the sale of our outdoor businesses in Australia and Turkey in 2016. This was partially offset by growth across other outdoor markets including Spain, the United Kingdom (the "U.K."), Switzerland and China, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $7.3 million during 2017 compared to 2016. Excluding the $4.0 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $11.3 million during 2017 compared to 2016. The decrease was driven by a $70.3 million decrease in direct operating expenses resulting from the 2016 sales of our outdoor businesses in Australia and Turkey, partially offset by higher site lease and production expenses primarily in countries experiencing revenue growth. International outdoor SG&A expenses decreased $10.2 million during 2017 compared to 2016. Excluding the $2.8 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $13.0 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to a $22.6 million decrease resulting from the sale of our outdoor businesses in Australia and Turkey, partially offset by higher spending related to growth in certain countries.
Depreciation and amortization decreased $21.2 million primarily due to the sale of our outdoor businesses in Australia and Turkey in 2016 and assets becoming fully depreciated or fully amortized.
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2018	2017	2016
iHM	$925,655	$904,342	$1,080,615
Americas outdoor	298,195	257,014	279,546
International outdoor	114,919	101,777	128,124
Other	55,154	28,395	43,411
Impairment charges	(40,922)	(10,199)	(8,000)
Corporate expense (1)	(365,715)	(347,236)	(378,150)
Other operating income (expense), net	(6,768)	35,704	353,556
Consolidated operating income	$980,518	$969,797	$1,499,102

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
Share-based compensation expenses are recorded in corporate expenses and were $10.6 million, $12.1 million and $13.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was $17.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2018, there was $15.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2018, 2017 and 2016:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Cash provided by (used for):
Operating activities	$966,672	$(491,210)	$(15,765)
Investing activities	$(345,478)	$(214,692)	$533,496
Financing activities	$(491,799)	$151,335	$(418,231)

Operating Activities
2018
Cash provided by operating activities was $966.7 million in 2018 compared to $491.2 million of cash used for operating activities in 2017.  Our consolidated net loss in 2018 and 2017 included non-cash items of $923.7 million and $123.1 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on investments, equity in loss of nonconsolidated affiliates, (gain) loss on extinguishment of debt, Non-cash Reorganization items, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash provided by operating activities is primarily attributed to the $1,374.4 million decrease in cash paid for interest. Cash paid for interest was $398.0 million during 2018 compared to $1,772.4 million during 2017. Cash paid for Reorganization items, net was $103.7 million during 2018. In addition, cash provided by operating activities increased as a result of changes in working capital balances, particularly accounts receivable, which were affected by improved collections as well as accounts payable and accrued expenses which were impacted by the timing of payments. As part of our liquidity measures taken in anticipation of our March 14, 2018 bankruptcy filing, we did not make scheduled interest payments on our 9.0% Priority Guarantee Notes due 2021, 11.25% Priority Guarantee Notes due 2021 and 14.0% Senior Notes due 2021 and we extended certain accounts payable to conserve cash. Subsequent to the bankruptcy filing, interest payments on our debt classified as "Liabilities subject to compromise" were stayed and only limited pre-petition payments on accounts payable were made.
2017
Cash used for operating activities was $491.2 million in 2017 compared to $15.8 million of cash used for operating activities in 2016.  Our consolidated net loss in 2017 and 2016 included non-cash items of $123.1 million and $195.8 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on investments, equity in loss of nonconsolidated affiliates, (gain) loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash used for operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable, which was impacted by slower collections, and prepaid assets, partially offset by accrued interest and accounts payable due to the timing of payments. Cash paid for interest was $7.6 million higher in 2017 compared to the prior year due to higher variable interest rates and interest on new debt issuances.
2016
Cash used for operating activities was $15.8 million in 2016 compared to $77.3 million of cash used for operating activities in 2015.  Our consolidated net loss in 2016 and 2015 included non-cash items of $195.8 million and $703.4 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on investments, equity in loss of nonconsolidated affiliates, (gain) loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The decrease in cash used for operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which were driven primarily by improved collections.  Cash paid for interest was $77.8 million higher in 2016 compared to the prior year due to the timing of accrued interest payments and higher interest rates as a result of financing transactions.
Investing Activities
2018
Cash used for investing activities of $345.5 million in 2018 reflected $296.3 million used for capital expenditures and $74.3 million used for acquisitions, partially offset by net cash proceeds from the sale of assets of $10.4 million. We spent $75.4 million for capital expenditures in our iHM segment primarily related to leasehold improvements, enhancements to our digital platform and IT infrastructure, $76.8 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $130 million in our International outdoor segment primarily related to street furniture advertising structures, $3.0 million in our Other category and $11.1 million by Corporate primarily related to equipment and software.
2017
Cash used for investing activities of $214.7 million in 2017 reflected $292.0 million used for capital expenditures, partially offset by net cash proceeds from the sale of assets of $83.0 million, which included net cash proceeds from the sale of our Outdoor Indianapolis market of $43.1 million. We spent $58.1 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $70.9 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $150.0 million in our International outdoor segment primarily related to street furniture advertising structures, $1.0 million in our Other category and $12.0 million by Corporate primarily related to equipment and software.

2016
Cash provided by investing activities of $533.5 million in 2016 primarily reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas of $592.3 million in cash and certain advertising assets in Florida, and the sale of our outdoor business in Australia for $195.7 million, net of cash retained by the purchaser and closing costs. Those sale proceeds were partially offset by $314.7 million used for capital expenditures.  We spent $73.2 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $78.3 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $146.9 million in our International outdoor segment primarily related to street furniture advertising structures, $2.5 million in our Other category and $13.8 million by Corporate primarily related to equipment and software.
Financing Activities
2018
Cash used for financing activities of $491.8 million in 2018 primarily resulted from payments on long-term debt and on our revolving credit facilities. In connection with the replacement of the iHeartCommunications' receivables-based credit facility with a new DIP Facility on June 14, 2018, we repaid the outstanding $306.4 million and $74.3 million balances of the receivables-based credit facility's term loan and revolving credit commitments, respectively. At closing, we drew $125.0 million on the DIP Facility, which was repaid in full during the third quarter of 2018.
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
On March 16, 2018, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with certain creditors and equityholders (the “Consenting Stakeholders”). The RSA contemplates the restructuring and recapitalization of the Debtors (the “Restructuring Transactions”), to be implemented through a plan of reorganization in the Chapter 11 Cases. Pursuant to the RSA, the Consenting Stakeholders agreed to, among other things, support the Restructuring Transactions and vote in favor of a plan of reorganization to effect the Restructuring Transactions.
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed initially with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, which deadline was subsequently extended to June 22, 2018, and which motion was filed with the Bankruptcy Court on June 22, 2018, (iii) the entry of an order approving the disclosure statement by July 27, 2018 (subject to one additional 20-day extension on the terms set forth in the RSA), (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (v) the effective date of the plan of reorganization occurring by March 14, 2019. The Debtors satisfied the first and second milestones, but did not satisfy the third or fourth milestones because the order approving the Disclosure Statement was not entered until September 20, 2018 and the entry into the order confirming the Plan of Reorganization was not entered until January 22, 2019. As a result, certain of the Consenting Stakeholders presently have the right to terminate the RSA, but as of the date hereof the RSA has not been terminated.

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
On April 28, 2018, the Debtors filed the Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court. Thereafter, the Debtors filed a second, third and fourth amended Plan of Reorganization and amended versions of the Disclosure Statement. On September 20, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and related solicitation and notice procedures for voting on the Plan of Reorganization. On October 10, 2018, the Debtors filed a fifth amended Plan of Reorganization and the Disclosure Statement Supplement. On October 18, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement Supplement and the continued solicitation of holders of general unsecured claims for voting on the Plan of Reorganization. The deadline for holders of claims and interests to vote on the Plan of Reorganization was November 16, 2018. More than 90% of the votes cast by holders of claims and interests entitled to vote thereon accepted the Plan of Reorganization.
On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement (the “CCOH Separation Settlement”) resolving all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. In connection with the CCOH Separation Settlement, on December 17, 2018, the Debtors filed a modified fifth amended Plan of Reorganization. On January 10, 2019, hearings commenced to consider confirmation of the Plan of Reorganization, with further hearings to consider confirmation scheduled for January 17 and 22, 2019. On January 17, 2019, the Debtors came to agreement on the terms of a settlement (the "Legacy Plan Settlement") with Wilmington Savings Fund Society, FSB (“WSFS”), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 (together with the 5.50% Senior Notes due 2016, the “Legacy Notes”), and not in its individual capacity, and certain consenting Legacy Noteholders of all issues related to confirmation of our plan of reorganization, and on January 21, 2019 and January 22, 2019, the Debtors filed further modified versions of the fifth amended Plan of Reorganization. On January 22, 2019, the Bankruptcy Court entered an order confirming the Plan of Reorganization.
The Plan of Reorganization contemplates a restructuring of the Debtors that will reduce iHeartCommunications’ debt from approximately $16 billion to $5.75 billion, and will result in the Separation of CCOH from the Company, creating two independent companies.
Pursuant to the Plan of Reorganization, iHeartMedia, Inc. or its successor or assignee on the effective date of the Plan of Reorganization (“Reorganized iHeart”) will issue new common stock (“Reorganized iHeart Common Stock”), special warrants to purchase Reorganized iHeart Common Stock (“Special Warrants”), or, if applicable, interests in a trust that may be created to hold Reorganized iHeart Common Stock and/or Special Warrants pending the FCC’s approval of the transactions contemplated by the Plan of Reorganization (the “FCC Trust,” and collectively with the Reorganized iHeart Common Stock and the Special Warrants, the “iHeart Equity Interests”), in exchange for claims against or interests in the Debtors. Holders of claims with respect to the iHeartCommunications’ term loan credit agreement, Priority Guarantee Notes, 14.0% Senior Notes due 2021 and Legacy Notes will collectively receive a distribution of new term loans and new senior secured notes and new senior notes of iHeartCommunications and 99.1% of the iHeart Equity Interests, subject to dilution by any Reorganized iHeart Common Stock issued pursuant to a post-emergence equity incentive plan, as set forth in the Plan of Reorganization. The preliminary terms of the new term loans and new senior secured notes and new senior notes are set forth in a supplement to the Plan of Reorganization. Holders of equity interests in iHeartMedia will receive their pro rata share of 1% of the iHeart Equity Interests, subject to dilution by any Reorganized iHeart Common Stock issued pursuant to a post-emergence equity incentive plan (provided that an amount equal to 0.1% of the iHeart Equity Interests that would have otherwise been distributed to certain affiliates of Bain Capital Partners, LLC, Thomas H. Lee Partners, L.P., and Abrams Capital Management, L.P. shall instead be distributed to holders of claims with respect to the Legacy Notes). On the effective date of the Plan of Reorganization, the applicable Debtors will execute documents to effect the Separation and the equity interests in CCOH (or its successor) currently held by subsidiaries of iHeartMedia will be distributed to holders of claims with respect to the term loan credit agreement and Priority Guarantee Notes.

Although the Bankruptcy Court entered an order confirming the Plan of Reorganization on January 22, 2019, the Plan of Reorganization is subject to certain conditions to its effectiveness, and there is no assurance that such conditions will be satisfied or otherwise waived. If the Plan of Reorganization does not become effective, we may seek confirmation of an alternative plan of reorganization, and there can be no assurance that any such alternative plan of reorganization will include any of the currently contemplated terms, or that any such alternative plan of reorganization will be implemented successfully.
During the pendency of the Chapter 11 Cases, iHeartCommunications' principal sources of liquidity have been and are expected to continue to be limited to cash flow from operations, cash on hand and borrowings under its DIP Facility. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, appropriate management of operating expenses and capital spending, and access to financing if required. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of its receivables based credit facility bringing its total outstanding borrowings under the facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of this facility. On the Petition Date, we incurred a prepayment premium of $5.5 million upon acceleration of the loans and pre-petition accrued interest and fees totaling $2.4 million, which were added to the principal amount outstanding under the facility, bringing the total outstanding borrowings under the facility to $379.0 million. On June 14, 2018, iHeartCommunications entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), as parent borrower, with Holdings, Subsidiary Borrowers, Citibank, N.A., as a lender and administrative agent, the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto. The entry into the DIP Credit Agreement was approved by an order of the Court (the “DIP Order”). We used proceeds from the DIP Facility and cash on hand to repay all amounts owed under and terminate iHeartCommunications' receivables-based credit facility. On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of December 31, 2018, we had no borrowings under the Company's DIP Facility. On the effective date of the Plan of Reorganization, pursuant to the DIP Credit Agreement, the DIP Facility may convert into an exit facility substantially on the terms set forth in an exhibit thereto, upon the satisfaction or waiver of the conditions set forth in the DIP Credit Agreement. The Plan of Reorganization also allows the Company to obtain alternative exit financing.
In connection with the cash management arrangements with CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019. As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million. As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount. As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7 million. As of December 31, 2018, the asset recorded in respect of the Intercompany Note on CCOH's balance sheet was $154.8 million. In accordance with the CCOH Separation Settlement, the Plan of Reorganization provides that CCOH will recover 14.44%, or approximately $149.0 million, in cash on the Intercompany Note.
Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As of December 31, 2018, the liability recorded in respect of the post-petition balance of the Due to iHeartCommunications Note on CCOH's balance sheet was $21.6 million. The Intercompany Note and Due to iHeartCommunications Note are eliminated in consolidation in our consolidated financial statements. The Bankruptcy Court approved a final order to allow us to continue to provide the day-to-day cash management services for CCOH during the Chapter 11 Cases. The Bankruptcy Court’s order also approved iHeartCommunications' continuing to provide services to CCOH pursuant to the Corporate Services Agreement between iHeartCommunications and CCOH during the Chapter 11 Cases. In accordance with the CCOH Separation Settlement, the Plan of Reorganization contemplates that upon the Separation, the cash sweep arrangement under the Corporate Services Agreement will terminate and a new transition services agreement will supersede and replace the Corporate Services Agreement. Also in accordance with the CCOH Separation Settlement, the Plan of Reorganization contemplates that the Debtors will waive the repayment of the Due to iHeartCommunications Note as of December 31, 2018.
In anticipation of the Chapter 11 Cases, we did not make interest payments of $78.8 million on the 9.0% Priority Guarantee Notes due 2021, $49.0 million on the 11.25% Priority Guarantee Notes due 2021 and $105.8 million on the 14.0% Senior Notes due 2021, which were due prior to the Petition Date. In addition, following the Chapter 11 Cases, all interest payments due on debt held by the Debtors were stayed, which included $578.1 million on the Senior Secured Credit Facilities, $180.0 million on the 9.0% Priority Guarantee Notes due 2019, $78.8 million on the 9.0% Priority Guarantee Notes due 2021, $90.0 million on the 9.0% Priority Guarantee Notes due 2022, $100.9 million on the 10.625% Priority Guarantee Notes due 2023, $49.0 million on the 11.25% Priority Guarantee Notes due 2021, $33.8 million on the Legacy Notes and $124.7 million on the 14.0% Senior Notes due 2021 during the year ended December 31, 2018.
The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have significant indebtedness and we have reclassified all of the Debtors' indebtedness other than the DIP Facility to Liabilities Subject to Compromise at December 31, 2018. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our ability or the timing to consummate the Plan of Reorganization, substantial doubt exists that we will be able to continue as a going concern.
Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate
Our wholly-owned subsidiary, CCH, owns $57.1 million aggregate principal amount of our 5.50% Senior Notes due 2016. On December 9, 2016, a special committee of our independent directors decided to not repay the $57.1 million principal amount of the 5.50% Senior Notes due 2016 held by CCH when the notes matured on December 15, 2016 and on December 12, 2016, we informed CCH of that decision. CCH informed us on that date that, while it retains its right to exercise remedies under the indenture governing the 5.50% Senior Notes due 2016 (the "legacy 5.50% notes indenture") in the future, it did not intend to, and it did not intend to request that the trustee, seek to collect principal amounts due or exercise or request enforcement of any remedy with respect to the nonpayment of such principal amount under the legacy 5.50% notes indenture. As a result, $57.1 million of the 5.50% Senior Notes due 2016 remain outstanding. We repaid the other $192.9 million of 5.50% Senior Notes due 2016 held by other holders. Pursuant to the Plan of Reorganization, the 5.50% Senior Notes due 2016 held by CCH will be canceled without any distribution on account of such notes and the distribution that otherwise would have been made on account of such notes will be allocated, pro rata, to the other holders of Legacy Notes claims.
Indebtedness
As of December 31, 2018, we had $20.5 billion of consolidated indebtedness. The filing of the Chapter 11 Cases constituted an event of default with respect to iHeartCommunications' existing debt obligations, or approximately $15.1 billion of our consolidated debt. As a result of the filing of the Chapter 11 Cases, all of the indebtedness of the Debtors became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all other pre-petition obligations of the Debtors are subject to settlement under a plan of reorganization which was confirmed by the Bankruptcy Court on January 22, 2019. The Chapter 11 Cases did not trigger any default or event of default under the debt obligations of our subsidiaries Clear Channel Worldwide Holdings, Inc. and Clear Channel International B.V.

The balances of outstanding debt of the Debtors shown in the table below have been reclassified as current liabilities on the accompanying consolidated balance sheet as of December 31, 2017. Debt balances as of December 31, 2018 and 2017 consists of the following:

	December 31,
(In millions)	2018	2017
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	$—	$5,000.0
Term Loan E Facility Due 2019	—	1,300.0
Receivables Based Credit Facility(1)	—	405.0
Debtors-in-Possession Facility(1)	—	—
9.0% Priority Guarantee Notes Due 2019	—	1,999.8
9.0% Priority Guarantee Notes Due 2021	—	1,750.0
11.25% Priority Guarantee Notes Due 2021	—	870.5
9.0% Priority Guarantee Notes Due 2022	—	1,000.0
10.625% Priority Guarantee Notes Due 2023	—	950.0
CCO Receivables Based Credit Facility Due 2023(2)	—	—
Other Secured Subsidiary Debt	3.9	8.5
Total Secured Debt	$3.9	$13,283.8

14.0% Senior Notes Due 2021	—	1,763.9
iHeartCommunications Legacy Notes:
6.875% Senior Notes Due 2018	—	175.0
7.25% Senior Notes Due 2027	—	300.0
10.0% Senior Notes Due 2018(3)	—	47.5
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
CCWH Subordinated Notes:
7.625% Series A Senior Notes Due 2020(4)	275.0	275.0
7.625% Series B Senior Notes Due 2020(4)	1,925.0	1,925.0
Clear Channel International B.V. 8.75% Senior Notes due 2020	375.0	375.0
Other Subsidiary Debt	46.1	24.6
Purchase accounting adjustments and original issue discount	(0.7)	(136.6)
Long-term debt fees	(25.9)	(109.0)
Liabilities subject to compromise(5)	15,149.5	—
Total Debt	$20,472.9	$20,649.2
Less: Cash and cash equivalents	406.5	267.1
	$20,066.4	$20,382.1

(1)
On June 14, 2018, iHeartCommunications refinanced its receivables-based credit facility with the new $450.0 million DIP Facility, which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close, iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, we used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables-based credit facility. On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of December 31, 2018, iHeartCommunications had no borrowings under the DIP Facility.

(2)
On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, Clear Channel Outdoor, Inc. ("CCO"), refinanced CCOH's senior revolving credit facility and replaced it with a receivables-based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

(3)
On January 4, 2018, iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(4)
On February 4, 2019, Clear Channel Worldwide Holdings, Inc., a subsidiary of the Company (“CCWH”), delivered a conditional notice of redemption calling all of its outstanding $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and together with the Series A CCWH Subordinated Notes, the "CCWH Subordinated Notes") for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of new 9.25% Senior Subordinated Notes due 2024 (the "New CCWH Subordinated Notes"). At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

(5)
In connection with our Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary Debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $16.5 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in our Consolidated Balance Sheet as of December 31, 2018. As of the Petition Date, we ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

Debtors-in-Possession Facility
On June 14, 2018, iHeartCommunications entered into the DIP Credit Agreement, as parent borrower, with iHeartMedia Capital I, LLC (“Holdings”), as guarantor, certain Debtor subsidiaries of iHeartCommunications named therein, as subsidiary borrowers (the “Subsidiary Borrowers”), Citibank, N.A., as a lender and administrative agent (in such capacity, the “Administrative Agent”), the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto.
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
The proceeds from the DIP Facility were made available on the DIP Closing Date, and were used in combination with cash on hand to fully pay off and terminate iHeartCommunications’ asset-based credit facility and all commitments thereunder governed by the credit agreement, dated as of November 30, 2017, by and among iHeartCommunications, Holdings, certain Debtor subsidiaries of iHeartCommunications named therein, as subsidiary borrowers, and the lenders and issuing banks from time to time party thereto and TPG Specialty Lending, Inc., as administrative agent and collateral agent.
As of December 31, 2018, the Company had a borrowing limit of $450.0 million under iHeartCommunications' DIP Facility, had no borrowings, had $70.2 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $342.3 million of excess availability.
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
Prepayments
If at any time (a) the revolving credit exposures exceed the revolving credit commitments (this clause (a)), or (b) the lesser of the borrowing base and the aggregate revolving credit commitments minus $37.5 million minus the aggregate revolving credit exposures (the clause (b)), is for any reason less than $0, iHeartCommunications will be required to repay all revolving loans outstanding, and cash collateralize letters of credit in an aggregate amount equal to such Excess or until Excess Availability is not less than $0, as applicable.
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
Conversion to Exit Facility
Upon the satisfaction or waiver of the conditions set forth in the DIP Credit Agreement, the DIP Facility may convert into an exit facility on substantially the terms set forth in an exhibit to the DIP Credit Agreement.
Senior Secured Credit Facilities
As of December 31, 2018, iHeartCommunications had a total of $6.3 billion outstanding under its senior secured credit facilities, consisting of:

•	a $5.0 billion term loan D, which was scheduled to mature on January 30, 2019; and

•	a $1.3 billion term loan E, which is scheduled to mature on July 30, 2019.
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

•
certain specified assets of iHeartCommunications and the guarantors that constitute “principal property” (as defined in the indenture governing iHeartCommunications' Legacy Notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing iHeartCommunications' Legacy Notes; and

•
a lien on the accounts receivable and related assets securing iHeartCommunications' receivables-based credit facility that is junior to the lien securing iHeartCommunications' obligations under such credit facility.

Certain Covenants and Events of Default
The senior secured credit facilities require iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) for the preceding four quarters.  iHeartCommunications' secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the Priority Guarantee Notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities, iHeartCommunications' consolidated EBITDA for the preceding four quarters is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.
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
The Priority Guarantee Notes are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the applicable indenture. Each issue of Priority Guarantee Notes and the guarantors’ obligations under the respective guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities and the other Priority Guarantee Notes, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' Facility (as defined below) junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.

9.0% Priority Guarantee Notes due 2019
As of December 31, 2018, iHeartCommunications had outstanding $2.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2019.
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
9.0% Priority Guarantee Notes due 2021
As of December 31, 2018, iHeartCommunications had outstanding $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021.
The 9.0% Priority Guarantee Notes due 2021 are scheduled to mature on March 1, 2021 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year.
11.25% Priority Guarantee Notes due 2021
As of December 31, 2018, iHeartCommunications had outstanding $870.5 million (net of $180.8 million aggregate principal amount held by certain subsidiaries of iHeartCommunications) aggregate principal amount of 11.25% Priority Guarantee Notes due 2021.
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
9.0% Priority Guarantee Notes due 2022
As of December 31, 2018, iHeartCommunications had outstanding $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2022.
The 9.0% Priority Guarantee Notes due 2022 are scheduled to mature on September 15, 2022 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.
10.625% Priority Guarantee Notes due 2023
As of December 31, 2018, iHeartCommunications had outstanding $950.0 million aggregate principal amount of 10.625% priority guarantee notes due 2023 (the “10.625% Priority Guarantee Notes due 2023”).
The 10.625% Priority Guarantee Notes due 2023 are scheduled to mature on March 15, 2023 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 10.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.

CCO Receivables Based Credit Facility
On June 1, 2018 (the “Closing Date”), CCO, a subsidiary of CCOH, entered into a Credit Agreement (the “Credit Agreement”), as parent borrower, with certain of its subsidiaries named therein, as subsidiary borrowers (the “CCO Subsidiary Borrowers”), Deutsche Bank AG New York Branch, as administrative agent (the “CCO Facility Administrative Agent”) and swing line lender, and the other lenders from time to time party thereto. The Credit Agreement governs CCO’s new asset-based revolving credit facility and replaces CCOH’s prior credit agreement, dated as of August 22, 2013 (the “Prior Credit Agreement”), which was terminated on the Closing Date.
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
As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.
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
Maturity
Borrowings under the Credit Agreement will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of CCOH or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250,000,000 (other than the 8.75% Senior Notes due 2020 issued by Clear Channel International, B.V. ("CCIBV"), an international subsidiary of ours).
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

Certain Covenants and Events of Default
If borrowing availability is less than the greater of (a) $7.5 million and (b) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time (the "Financial Covenant Triggering Event"), CCO will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Financial Covenant Triggering Event, and will be required to continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $7.5 million and (y) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time, at which time the Financial Covenant Triggering Event will no longer be deemed to be occurring.
The Credit Agreement also includes negative covenants that, subject to significant exceptions, limit CCO and the CCO Subsidiary Borrowers’ ability and the ability of their restricted subsidiaries to, among other things:
•incur additional indebtedness;
•create liens on assets;
•engage in mergers, consolidations, liquidations and dissolutions;
•sell assets;
•pay dividends and distributions or repurchase capital stock;
•make investments, loans, or advances;
•prepay certain junior indebtedness;
•engage in certain transactions with affiliates or;
•change lines of business.
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
14.0% Senior Notes due 2021
As of December 31, 2018, iHeartCommunications had outstanding approximately $1.8 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $453.9 million principal amount held by a subsidiary of iHeartCommunications).
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the 14.0% Senior Notes due 2021. Other events of default are also present with respect to the 14.0% Senior Notes due 2021, including a failure to make an interest payment on February 1, 2018. Under the indenture pursuant to which the 14.0% Senior Notes due 2021 were issued, upon the acceleration of iHeartCommunications' obligations under the 14.0% Senior Notes due 2021, the 14.0% Senior Notes due 2021 are deemed to have matured, the unpaid principal balance of the 14.0% Senior Notes due 2021 comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the applicable indentures) comes due. Under the Bankruptcy Code, the holders of the 14.0% Senior Notes due 2021 are stayed from taking any action against the Debtors.
The 14.0% Senior Notes due 2021 are scheduled to mature on February 1, 2021.  Interest on the 14.0% Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year.  Interest on the 14.0% Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the 14.0% Senior Notes due 2021.
On February 1, 2018, iHeartCommunications elected not to make the cash interest payment of approximately $106.0 million due on February 1, 2018 with respect to the 14.0% Senior Notes due 2021. Under the terms of the indenture governing the 14.0% Senior Notes due 2021, interest accrues on the overdue interest payment from February 1, 2018 at the rate applicable to the 14.0% Senior Notes due 2021. However, we are not currently paying interest on the 14.0% Senior Notes due 2021 while the Chapter 11 Cases are pending.
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
iHeartCommunications Legacy Notes
As of December 31, 2018, iHeartCommunications had approximately $475.0 million aggregate principal amount of Legacy Notes outstanding (net of $57.1 million aggregate principal amount held by a subsidiary of iHeartCommunications). In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.50% Senior Notes due 2016 and did not pay $57.1 million of the 5.50% Senior Notes due 2016 held by a subsidiary of iHeartCommunications. Although the non-payment of the $57.1 million of 5.50% Senior Notes due 2016 is a default under the indenture governing the Legacy Notes (the "Legacy Notes Indenture”), the subsidiary that holds the notes informed us that, while it retains its right to exercise remedies under the Legacy Notes Indenture in the future, it does not currently intend to, and it does not currently intend to request that the trustee, seek to collect principal amounts due or exercise or request enforcement of any remedy with respect to the nonpayment of such principal amount under the Legacy Notes Indenture. The default resulting from non-payment of the $57.1 million of 5.50% Senior Notes due 2016 is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents. See “--Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate.” The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation in our financial statements.
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the Legacy Notes. Under the Legacy Notes Indenture, upon the acceleration of iHeartCommunications' obligations under the Legacy Notes, the Legacy Notes are deemed to have matured, the unpaid principal balance of the Legacy Notes comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the applicable indentures) comes due. Under the Bankruptcy Code, the holders of the Legacy Notes are stayed from taking any action against the Debtors.
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
CCWH Senior Notes
As of December 31, 2018, senior notes of CCWH represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and together with the Series A CCWH Notes, the "CCWH Senior Notes").  The CCWH Senior Notes are guaranteed by CCOH, CCO and certain of CCOH’s direct and indirect subsidiaries.
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
CCWH Subordinated Notes
As of December 31, 2018, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consisted of $275.0 million aggregate principal amount of Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of Series B CCWH Subordinated Notes. On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.
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
The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the excess proceeds of indebtedness or the proceeds from asset sales after making an asset sale offer if its debt to adjusted EBITDA ratio (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  Because CCOH's consolidated leverage ratio exceeded the limit in the incurrence tests described above, CCOH is not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture, and CCOH is not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. There are other exceptions in these indentures that allow CCOH to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Subordinated Notes indenture that allow CCOH to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by iHeartCommunications to CCOH. CCOH has used substantially all of the $525.0 million general restricted payments basket capacity in the Series B CCWH Subordinated Notes indenture. The Series A CCWH Subordinated Notes indenture does not limit CCOH's ability to pay dividends.
The New CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCO and certain of CCOH's other domestic subsidiaries. The New CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the New CCWH Subordinated Notes. The guarantees of the New CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the New CCWH Subordinated Notes. Following the satisfaction of certain conditions, including that the CCWH Senior Notes are no longer outstanding and at least a portion of such notes has been refinanced with senior secured indebtedness, the New CCWH Notes and the guarantees of the New CCWH Subordinated Notes will cease to be subordinated obligations and thereafter will rank equally in right of payment with all senior indebtedness of CCWH and the guarantors (the “step-up”). There can be no assurance that the step-up will ever occur and that the Notes and the guarantees will ever cease to be subordinated indebtedness of CCWH and the guarantors.
CCWH may redeem the New CCWH Subordinated Notes at its option, in whole or part, at any time prior to February 15, 2021, at a price equal to 100% of the principal amount of the New CCWH Subordinated Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. CCWH may redeem the New CCWH Subordinated Notes, in whole or in part, on or after February 15, 2021, at the redemption prices set forth in the indenture governing the New CCWH Subordinated Notes, plus accrued and unpaid interest to the redemption date. At any time prior to February 15, 2021, CCWH may elect to redeem up to 40% of the aggregate principal amount of the New CCWH Subordinated Notes at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, CCWH may redeem up to 20% of the aggregate principal amount of the New CCWH Subordinated Notes at any time prior to February 15, 2021, using the net proceeds from certain other equity offerings at 103% of the principal amount of the New CCWH Subordinated Notes. CCWH will be permitted to use these two redemption options concurrently but will not be permitted to redeem, in the aggregate, more than 40% of the principal amount of the New CCWH Subordinated Notes pursuant to these options.

The indenture governing the New CCWH Subordinated Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, purchase or retire subordinated debt;

•	make certain investments;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets;

•	designate CCOH’s subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

•	in the event that the step-up occurs and the New CCWH Subordinated Notes cease to be subordinated, incur certain liens.

Clear Channel International B.V. Senior Notes
As of December 31, 2018, CCIBV, an international subsidiary of ours, had $375.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”).
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
The indenture governing the CCIBV Senior Notes contains covenants that limit CCIBV’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) create liens on assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of CCIBV’s assets.
Indebtedness Following Effectiveness of the Plan of Reorganization
Pursuant to the Plan of Reorganization, we expect to have an aggregate of approximately $5,750 million of indebtedness outstanding upon its effectiveness. We expect that such debt will consist of $3,500.0 million principal amount of new term loans, $800.0 million principal amount of new senior secured notes and $1,450 million principal amount of new senior notes that will be distributed to holders of Term Loans and Priority Guarantee Notes claims and holders of 14.0% Senior Notes due 2021 and Legacy Notes claims. The preliminary terms of the new term loans and new senior secured notes and senior notes are set forth in a supplement to the Plan of Reorganization.
In addition, upon the satisfaction or waiver of the conditions set forth in the DIP Credit Agreement, the DIP Facility may convert into an exit facility on substantially the terms set forth in an exhibit to the DIP Credit Agreement. The Plan of Reorganization also allows the Company to obtain alternative exit financing.
Following our Separation from CCOH, CCOH and its subsidiaries will no longer be consolidated with iHeartMedia and as a result, their indebtedness will not be reflected in our balance sheet or financial statements.

Refinancing and Financing Transactions
2018 Refinancing and Financing Transactions
On June 14, 2018, iHeartCommunications refinanced its receivables-based credit facility with the new $450.0 million DIP Facility, which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, we used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables-based credit facility. On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of December 31, 2018, iHeartCommunications had no borrowings under the DIP Facility.
On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, CCO, refinanced CCOH's senior revolving credit facility and replaced it with an asset based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability.
2017 Refinancing and Financing Transactions
On January 31, 2017, iHeartCommunications prepaid $25.0 million of the amount borrowed under its receivables-based credit facility, bringing its total outstanding borrowings under this facility to $305.0 million.
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
On August 14, 2017, CCIBV, our indirect subsidiary, issued $150.0 million in aggregate principal amount of CCIBV Senior Notes (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing CCIBV Senior Notes and were issued at a premium, which resulted in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
In October 2017, a subsidiary of iHeartCommunications exchanged $45.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications for $45.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties.
On November 30, 2017, iHeartCommunications refinanced its receivables-based credit facility and replaced it with a new facility providing for a $300.0 million term loan and revolving credit commitments of $250.0 million (together, the "Facility"). On November 30, 2017, iHeartCommunications drew $300.0 million on the term loan and $65.0 million under the revolver, for a total of $365.0 million in borrowings. On December 27, 2017, iHeartCommunications incurred $40.0 million of additional borrowings under the revolving credit loan portion of the Facility bringing its total outstanding borrowings under the Facility to $405.0 million.
2016 Refinancing and Financing Transactions
On November 17, 2016, iHeartCommunications incurred $100.0 million of additional borrowings under its receivables-based credit facility, bringing its total outstanding borrowings under this facility to $330.0 million.

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
During the fourth quarter of 2017, we exchanged four radio stations in Chattanooga, Tennessee and six radio stations in Richmond, Virginia for four radio stations in Boston, Massachusetts and three radio stations in Seattle, Washington, owned by Entercom Communications Corp. We recognized a net gain of $15.4 million related to the sale, which is included within Other operating income, net.
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

Uses of Capital
Debt Repurchases, Maturities and Other
2018
On January 4, 2018, a subsidiary of iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.
On June 14, 2018, iHeartCommunications refinanced its receivables-based credit facility with the new $450.0 million DIP Facility, which matures on the earlier of the emergence date from the Chapter 11 Cases or June, 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At close iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, we used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables-based credit facility. On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of December 31, 2018, iHeartCommunications had no borrowings under the DIP Facility.
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

On October 4, 2016, iHeartCommunications announced the successful completion of the solicitation of consents (the “Consent Solicitation”) from holders of its outstanding 14.0% Senior Notes due 2021 to an amendment to the indenture governing the 14.0% Senior Notes due 2021 (the “2021 Notes Indenture”) to increase the aggregate principal amount of indebtedness under Credit Facilities (as defined in the 2021 Notes Indenture) permitted to be incurred under Section 4.09(b)(1) of the indenture by $500.0 million to $17.3 billion. iHeartCommunications paid an aggregate consent fee of $8.6 million to holders of the 14.0% Senior Notes due 2021 that consented to the amendment in accordance with the terms of the Consent Solicitation.
On December 12, 2016, iHeartCommunications announced the results and expiration of the six separate consent solicitations (the "Consent Solicitations") with respect to its 14.0% Senior Notes due 2021 and its five series of Priority Guarantee Notes. Holders of 14.0% Senior Notes due 2021 representing approximately 81.5% of the outstanding principal amount of the 14.0% Senior Notes due 2021 (excluding any 14.0% Senior Notes due 2021 held by the Company or its affiliates), consented to the proposed amendment (the "Proposed Amendment") to Section 9.07 of the indenture governing the 2021 Notes Indenture. The Proposed Amendment allows the Company to exclude, in any offer to consent, waive or amend any of the terms or provisions of the 2021 Notes Indenture or the 14.0% Senior Notes due 2021 in connection with an exchange offer, any holders of Notes who are not institutional “accredited investors,” who are not non-“U.S. persons”, or those in foreign jurisdictions whose inclusion would require the Company to comply with the registration requirements or other similar requirements under any securities laws of such foreign jurisdiction or would be unlawful. iHeartCommunications paid an aggregate consent fee of $1.7 million to holders of the 14.0% Senior Notes due 2021 that consented to the amendment in accordance with the terms of the Consent Solicitation.
iHeartCommunications also announced the expiration of its consent solicitations with respect to its five series of Priority Guarantee Notes. Because iHeartCommunications did not receive consents from holders representing a majority of the aggregate principal amount of each of its five series of Priority Guarantee Notes outstanding, the Proposed Amendment was not effected with respect to the Priority Guarantee Notes and no fixed fee or contingent fee was paid to holders of such notes.
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

Capital Expenditures
Capital expenditures for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In millions)	Years Ended December 31,
	2018	2017	2016
iHM	$75.4	$58.1	$73.2
Americas outdoor advertising	76.8	70.9	78.3
International outdoor advertising	130.0	150.0	146.9
Corporate and Other	14.1	13.0	16.3
Total capital expenditures	$296.3	$292.0	$314.7
See the Contractual Obligations table under “Commitments, Contingencies and Guarantees” and Note 7 to our consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K for the Company's future capital expenditure commitments.
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
Dividends
We have never paid cash dividends on our Class A common stock. iHeartCommunications’ debt financing arrangements have historically included restrictions on its ability to pay dividends, which in turn affected our ability to pay dividends.

Acquisitions
During the fourth quarter of 2018, we acquired Stuff Media LLC and Jelli, Inc. for aggregate consideration of $120.3 million, of which $74.3 million was paid in cash in the fourth quarter of 2018 and $46.0 million, plus imputed interest, will be paid in cash in the fourth quarter of 2019. The assets acquired as part of these transactions consisted of $27.0 million in fixed assets and $35.2 million in intangible assets, primarily consisting of technology and content, along with $77.3 million in goodwill.
During the fourth quarter of 2017, we exchanged four radio stations in Chattanooga, Tennessee and six radio stations in Richmond, Virginia for four radio stations in Boston, Massachusetts and three radio stations in Seattle, Washington, owned by Entercom Communications Corp. The assets acquired as part of the transaction consisted of $8.1 million in fixed assets and $63.2 million in intangible assets (including $2.4 million in goodwill). The Company recognized a net gain of $15.4 million related to the sale, which is included within Other operating income (expense), net. Subsequent to the exchange, the Company placed two of the stations in Seattle and one station in Boston into a newly-formed trust, the Ocean Trust. The Ocean Trust is required to divest these stations in order to comply with FCC media ownership rules. These stations are being marketed for sale.
Certain Relationships with the Sponsors
We are party to a management agreement with Bain Capital Partners, LLC (“Bain Capital”) and Thomas H. Lee Partners, L.P. (“THL,” and together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors provided management and financial advisory services through December 31, 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  In connection with the Chapter 11 Cases, the Company is not recognizing management fees following the Petition Date. During the years ended December 31, 2018, 2017 and 2016, we recognized management fees and reimbursable expenses of $2.9 million, $15.2 million and $15.3 million, respectively. Pursuant to the Plan of Reorganization, as of the effective date, the Sponsors have agreed to withdraw any claim for accrued and unpaid management fees.
CCOH Dividends
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

The scheduled maturities of iHeartCommunications' senior secured credit facilities, receivables-based credit facility, Priority Guarantee Notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments and other long-term obligations as of December 31, 2018 were as set forth in the table below. The table does not reflect any potential changes to our contractual obligations and other commitments that may result from the Chapter 11 process and activities contemplated by the Plan of Reorganization. For example, the Plan of Reorganization contemplates a restructuring of the Debtors that is expected to reduce iHeartCommunications’ debt to approximately $5.75 billion.

(In thousands)	Payments due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt:
Secured Debt	$12,880,270	$12,877,376	$321	$421	$2,152
Senior Notes due 2021 (1)	1,872,442	1,872,442	—	—	—
iHeartCommunications Legacy Notes:	475,000	475,000	—	—	—
CCWH Senior Notes	2,725,000	—	—	2,725,000	—
CCWH Subordinated Notes(2)	2,200,000	—	2,200,000	—	—
CCIBV Senior Notes	375,000	—	375,000	—	—
Other long-term debt	62,630	62,630	—	—	—
Interest payments on long-term debt (3)	4,345,851	1,327,195	1,944,680	877,457	196,519
Non-cancelable operating leases	4,442,139	636,556	993,276	657,308	2,154,999
Non-cancelable contracts (4)	1,339,567	333,559	452,758	245,193	308,057
Employment/talent contracts	210,530	74,432	122,105	13,993	—
Capital expenditures	61,352	24,322	18,511	10,610	7,909
Unrecognized tax benefits (5)	113,487	1,250	—	—	112,237
Other long-term obligations (6)	337,242	97,458	39,153	29,686	170,945
Total	$31,440,510	$17,782,220	$6,145,804	$4,559,668	$2,952,818

(1)
The table includes the current principal amount of 14.0% Senior Notes due 2021 and reflects the assumption of additional PIK notes of $90.9 million to be issued in total through maturity. Certain estimated applicable high yield discount obligation catch-up payments on the principal amount outstanding of Senior Notes due 2021 are excluded from the table. The 14.0% Senior Notes due 2021 balance reflects the Company's obligations as of December 31, 2018.

(2)
On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of the New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

(3)
Interest payments on long-term debt reflect the Company's obligations as of December 31, 2018. Interest payments on the senior secured credit facilities assume the interest rate is held constant over the remaining term. During the Chapter 11 Cases interest obligations will not be paid on the Debtors' debt agreements. The table above reflects the impact of the refinancing, which occurred in February of 2019, of the CCWH Subordinated Notes, which were scheduled to mature in March 2020, with an aggregate principal amount of $2,235.0 million of New CCWH Subordinated Notes, which mature in February 2024.

(4)
Non-cancelable contracts that provide the lessor with a right to fulfill the arrangement with property, plant and equipment not specified within the contract are not a lease and have been included within non-cancelable contracts.

(5)
The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 8 included in Item 8 of Part II of this Annual Report on Form 10-K.

(6)
Other long-term obligations includes $44.0 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 55 years. Also included are $87.1 million other long-term obligations which have been reclassified to Liabilities subject to compromise and $206.1 million of various other long-term obligations.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. As of December 31, 2018, approximately 31% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, disregarding the impact of the Chapter 11 Cases on our requirement to pay interest on our long-term debt, it is estimated that our interest expense for the year ended December 31, 2018 would have increased by $69.6 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net losses of $34.8 million for year ended December 31, 2018.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the year ended December 31, 2018 by $3.5 million.  A 10% increase in the value of the U.S. dollar relative to foreign currencies during the year ended December 31, 2018 would have increased our net loss by a corresponding amount.
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

NEW ACCOUNTING PRONOUNCEMENTS
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. generally accepted accounting principles ("U.S. GAAP"). The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Deficit, or Consolidated Statements of Cash Flows for prior periods. As a result of adopting this new accounting standard, the Company has updated its significant accounting policies on accounts receivable, revenue recognition, and contract costs, as described in Note 1 to our consolidated financial statements located in Part II of this Annual Report on Form 10-K.
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
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. The most significant change to the standard includes the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Lessor accounting also is updated to align with certain changes in the lessee model and the new revenue recognition standard which was adopted this year. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The Company plans to elect the package of practical expedients permitted under the new standard’s transition guidance for leases that commenced before the standard’s effective date, which, among other things, allows the Company to not reassess whether any expired or existing contracts are or contain leases and to carry forward the historical lease classification. The standard is expected to have a material impact on our consolidated balance sheet, but is not expected to materially impact our consolidated statement of comprehensive loss or cash flows. In accordance with the transition guidance, the Company will recognize upon adoption its deferred gains on sale and leaseback transactions, which were not a result of off-market terms, as a cumulative-effect adjustment to equity. The Company also expects to conclude that fewer revenue contracts meet the definition of a lease for accounting purposes, and therefore more of our revenue transactions will be accounted for as revenue from contracts with customers. The Company is in the process of finalizing its implementation of this standard.
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
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2018 would have changed by approximately $5.1 million.
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
Annual Impairment Test
The Company performs its annual impairment tests on goodwill and indefinite-lived intangible assets as of July 1 of each year.
Indefinite-lived Intangible Assets
In connection with the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”) pursuant to which we acquired iHeartCommunications in 2008, we allocated the purchase price to all of our assets and liabilities at estimated fair values, including our FCC licenses and our billboard permits.  Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35.Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value.  Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
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
On July 1, 2018, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized impairment charges of $33.1 million related to FCC licenses in several iHM radio markets and an impairment charge of $7.8 million related to permits in one Americas outdoor market.
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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC licenses	$510,163	$175,133	$436,203
Billboard permits	$1,077,700	$166,000	$1,059,700
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
On July 1, 2018, we performed our annual impairment test in accordance with ASC 350-30-35, resulting no goodwill impairment charges. In determining the fair value of our reporting units, we used the following assumptions:

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
Based on our annual assessment using the assumptions described above, a hypothetical 5.0% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.
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
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $510.1 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.
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
Insurance Accruals
We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2018.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2018 would have affected our net loss by approximately $1.7 million for the year ended December 31, 2018.

Asset Retirement Obligations
ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.
Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2018 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.
Share-Based Compensation
Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award.  Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of iHeartMedia, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 5, 2019 expressed an unqualified opinion thereon.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on March 14, 2018, the Company and certain subsidiaries, excluding Clear Channel Outdoor Holdings, Inc. and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
San Antonio, Texas
March 5, 2019

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands)	December 31,	December 31,
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$406,493	$267,109
Accounts receivable, net of allowance of $50,808 in 2018 and $48,450 in 2017	1,575,170	1,508,370
Prepaid expenses	195,266	209,330
Other current assets	58,088	82,538
Total Current Assets	2,235,017	2,067,347
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,053,016	1,180,882
Other property, plant and equipment, net	738,124	703,832
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,417,915	2,451,813
Indefinite-lived intangibles - permits	971,163	977,152
Other intangibles, net	453,284	550,056
Goodwill	4,118,756	4,051,082
OTHER ASSETS
Other assets	282,240	278,267
Total Assets	$12,269,515	$12,260,431
CURRENT LIABILITIES
Accounts payable	$163,149	$163,449
Accrued expenses	826,865	769,128
Accrued interest	3,108	268,102
Deferred income	208,195	181,551
Current portion of long-term debt	46,332	14,972,367
Total Current Liabilities	1,247,649	16,354,597
Long-term debt	5,277,108	5,676,814
Deferred income taxes	335,015	962,725
Other long-term liabilities	489,829	610,639
Liabilities subject to compromise	16,480,256	—
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	30,868	41,191
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 32,292,944 and 32,626,168 shares in 2018 and 2017, respectively	32	32
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2018 and 2017	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2018 and 2017	59	59
Class D Common Stock, par value $.001 per share, authorized 200,000,000 shares, no shares issued in 2018 and 2017	—	—
Additional paid-in capital	2,074,632	2,072,566
Accumulated deficit	(13,345,346)	(13,142,001)
Accumulated other comprehensive loss	(318,030)	(313,718)
Cost of shares (805,982 in 2018 and 610,991 in 2017) held in treasury	(2,558)	(2,474)
Total Stockholders' Deficit	(11,560,342)	(11,344,344)
Total Liabilities and Stockholders' Deficit	$12,269,515	$12,260,431
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands, except per share data)	Years Ended December 31,
	2018	2017	2016
Revenue	$6,325,780	$6,168,431	$6,251,000
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,532,948	2,468,724	2,395,037
Selling, general and administrative expenses (excludes depreciation and amortization)	1,896,503	1,842,222	1,726,118
Corporate expenses (excludes depreciation and amortization)	337,218	311,898	341,072
Depreciation and amortization	530,903	601,295	635,227
Impairment charges	40,922	10,199	8,000
Other operating income (expense), net	(6,768)	35,704	353,556
Operating income	980,518	969,797	1,499,102
Interest expense (excludes contractual interest of $1,189,132 for the year ended December 31, 2018)	722,931	1,864,136	1,850,119
Equity in earnings (loss) of nonconsolidated affiliates	1,020	(2,855)	(16,733)
Gain on extinguishment of debt	100	1,271	157,556
Other expense, net	(58,876)	(20,194)	(86,009)
Reorganization items, net	356,119	—	—
Loss before income taxes	(156,288)	(916,117)	(296,203)
Income tax benefit (expense)	(46,351)	457,406	49,631
Consolidated net loss	(202,639)	(458,711)	(246,572)
Less amount attributable to noncontrolling interest	(729)	(60,651)	55,484
Net loss attributable to the Company	$(201,910)	$(398,060)	$(302,056)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,924)	43,851	22,932
Other adjustments to comprehensive income (loss)	(1,498)	6,306	(12,390)
Reclassification adjustments	2,962	5,441	46,730
Other comprehensive income (loss)	(14,460)	55,598	57,272
Comprehensive loss	(216,370)	(342,462)	(244,784)
Less amount attributable to noncontrolling interest	(8,713)	13,847	(1,787)
Comprehensive loss attributable to the Company	$(207,657)	$(356,309)	$(242,997)

Net loss attributable to the Company per common share:
Basic	$(2.36)	$(4.68)	$(3.57)
Weighted average common shares outstanding - Basic	85,412	84,967	84,569
Diluted	$(2.36)	$(4.68)	$(3.57)
Weighted average common shares outstanding - Diluted	85,412	84,967	84,569
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT OF
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands, except share and per share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class C Shares	Class B Shares	Class A Shares							Total
Balances at December 31, 2015	58,967,502	555,556	30,295,457	$171,763	$90	$2,068,983	$(12,441,885)	$(414,528)	$(1,917)	$(10,617,494)
Consolidated net income (loss)				55,484	—	—	(302,056)	—	—	(246,572)
Issuance of restricted stock			1,206,991	(1,366)	1	(1)	—	—	(199)	(1,565)
Amortization of share-based compensation				10,291	—	2,842	—	—	—	13,133
Purchases of additional noncontrolling interest				1,224	—	(1,224)	—	—	—	—
Disposal of noncontrolling interest				(36,846)	—	—	—	—	—	(36,846)
Dividend declared and paid to noncontrolling interests				(70,412)	—	—	—	—	—	(70,412)
Other				623	—	3	—	—	(3)	623
Other comprehensive income (loss)				(1,787)	—	—	—	59,059	—	57,272
Balances at December 31, 2016	58,967,502	555,556	31,502,448	$128,974	$91	$2,070,603	$(12,743,941)	$(355,469)	$(2,119)	$(10,901,861)
Consolidated net loss				(60,651)	—	—	(398,060)	—	—	(458,711)
Issuance of restricted stock			1,123,720	(1,468)	1	(1)	—	—	(355)	(1,823)
Amortization of share-based compensation				9,590	—	2,488	—	—	—	12,078
Purchases of additional noncontrolling interest				(703)	—	(524)	—	—	—	(1,227)
Disposal of noncontrolling interest				(2,439)	—	—	—	—	—	(2,439)
Dividend declared and paid to noncontrolling interests				(46,151)	—	—	—	—	—	(46,151)
Other				192	—	—	—	—	—	192
Other comprehensive income				13,847	—	—	—	41,751	—	55,598
Balances at December 31, 2017	58,967,502	555,556	32,626,168	$41,191	$92	$2,072,566	$(13,142,001)	$(313,718)	$(2,474)	$(11,344,344)
Consolidated net loss				(729)	—	—	(201,910)	—	—	(202,639)
Issuance of restricted stock and other			(333,224)	(713)			—	—	(84)	(797)
Amortization of share-based compensation				8,517	—	2,066	—	—	—	10,583
Dividend declared and paid to noncontrolling interests				(8,742)	—	—	—	—	—	(8,742)
Other				57	—	—	(1,435)	1,435	—	57
Other comprehensive loss				(8,713)	—	—	—	(5,747)	—	(14,460)
Balances at December 31, 2018	58,967,502	555,556	32,292,944	$30,868	$92	$2,074,632	$(13,345,346)	$(318,030)	$(2,558)	$(11,560,342)
(1) The Company's Class D Common Stock is not presented in the data above as there were no shares issued and outstanding in 2018, 2017 and 2016, respectively.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands)	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net loss	$(202,639)	$(458,711)	$(246,572)
Reconciling items:
Impairment charges	40,922	10,199	8,000
Depreciation and amortization	530,903	601,295	635,227
Deferred taxes	18,038	(488,190)	(97,416)
Provision for doubtful accounts	28,429	38,944	27,390
Amortization of deferred financing charges and note discounts, net	22,601	57,474	69,951
Non-cash Reorganization items, net	252,392	—	—
Share-based compensation	10,583	12,078	13,133
Gain on disposal of operating and other assets	(131)	(44,461)	(365,710)
Equity in (earnings) loss of nonconsolidated affiliates	(1,020)	2,855	16,733
Gain on extinguishment of debt	(100)	(1,271)	(157,556)
Barter and trade income	(15,733)	(42,210)	(38,323)
Other reconciling items, net	36,860	(23,576)	84,350
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(110,062)	(149,347)	(14,469)
(Increase) decrease in prepaid expenses and other current assets	22	(28,377)	(3,114)
Increase (decrease) in accrued expenses	40,075	4,133	(2,862)
Increase in accounts payable	38,265	15,736	3,065
Increase in accrued interest	304,729	41,006	20,809
Increase (decrease) in deferred income	19,892	(26,533)	23,661
Changes in other operating assets and liabilities	(47,354)	(12,254)	7,938
Net cash provided by (used for) operating activities	966,672	(491,210)	(15,765)
Cash flows from investing activities:
Purchases of other investments	(892)	(1,068)	(6,450)
Proceeds from sale of other investments	18,969	628	5,367
Purchases of businesses	(74,272)	—	(500)
Purchases of property, plant and equipment	(296,324)	(291,966)	(314,717)
Proceeds from disposal of assets	10,422	82,987	856,981
Purchases of other operating assets	(2,138)	(1,213)	(4,414)
Change in other, net	(1,243)	(4,060)	(2,771)
Net cash provided by (used for) investing activities	(345,478)	(214,692)	533,496
Cash flows from financing activities:
Draws on revolving credit facilities	143,332	100,000	100,000
Payments on revolving credit facilities	(258,308)	(25,909)	(2,100)
Proceeds from long-term debt	—	156,000	6,856
Payments on long-term debt	(365,001)	(9,946)	(421,263)
Dividends and other payments to noncontrolling interests	(9,421)	(46,477)	(89,631)
Change in other, net	(2,401)	(22,333)	(12,093)
Net cash provided by (used for) financing activities	(491,799)	151,335	(418,231)
Effect of exchange rate changes on cash	(10,361)	10,141	(5,639)
Net increase (decrease) in cash, cash equivalents and restricted cash	119,034	(544,426)	93,861
Cash, cash equivalents and restricted cash at beginning of period	311,300	855,726	761,865
Cash, cash equivalents and restricted cash at end of period	$430,334	$311,300	$855,726
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$397,984	$1,772,405	$1,764,776
Cash paid during the year for taxes	34,203	35,505	44,844
Cash paid for Reorganization items, net	103,727	—	—
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
iHeartMedia, Inc. (the “Company,” "iHeartMedia," "we" or "us") was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of iHeartCommunications, Inc., a Texas company (“iHeartCommunications”). The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”).
The Company’s reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor”), and International outdoor advertising (“International outdoor”).  The iHM segment provides media and entertainment services via broadcast and digital delivery.  The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category is the Company’s media representation business, Katz Media Group, which is ancillary to its other businesses.
During the first quarter of 2018, the Company reevaluated its segment reporting and determined that its Latin America operations should be managed by its International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations has been included in our International outdoor segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International outdoor segment.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immaterial Corrections to Prior Periods
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its International Outdoor segment which resulted in an understatement of the Company's VAT obligation. The Company evaluated the effects of these misstatements on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in SEC Staff Bulletins ("SAB") 99, Materiality, SAB 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and Accounting Standards Codification 250, Accounting Changes and Error Corrections, and concluded that no prior period is materially misstated. However, the Company has determined to revise the Company's consolidated financial statements for the VAT misstatements, as well as other previously identified immaterial errors, for the prior periods presented herein.
A summary of the effect of the corrections on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31, 2017
(In thousands)	As Reported	Correction	Revised
Revenue	$6,170,994	$(2,563)	$6,168,431
Direct operating expenses (excludes depreciation and amortization)	2,461,722	7,002	2,468,724
Selling, general and administrative expenses (excludes depreciation and amortization)	1,851,646	(9,424)	1,842,222
Operating income	969,938	(141)	969,797
Interest expense	1,865,584	(1,448)	1,864,136
Loss before income taxes	(917,424)	1,307	(916,117)
Consolidated net loss	(460,018)	1,307	(458,711)
Less amount attributable to noncontrolling interest	(66,127)	5,476	(60,651)
Net loss attributable to the Company	(393,891)	(4,169)	(398,060)
Foreign currency translation adjustments	45,661	(1,810)	43,851
Other comprehensive income	57,408	(1,810)	55,598
Comprehensive loss	(336,483)	(5,979)	(342,462)
Less amount attributable to noncontrolling interest	14,092	(245)	13,847
Comprehensive loss attributable to the Company	(350,575)	(5,734)	(356,309)
Basic loss per share	(4.64)	(0.04)	(4.68)
Diluted loss per share	(4.64)	(0.04)	(4.68)

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
(In thousands)	As Reported	Correction	Revised
Revenue	$6,260,062	$(9,062)	$6,251,000
Direct operating expenses (excludes depreciation and amortization)	2,398,776	(3,739)	2,395,037
Selling, general and administrative expenses (excludes depreciation and amortization)	1,725,899	219	1,726,118
Operating income	1,504,644	(5,542)	1,499,102
Interest expense	1,849,982	137	1,850,119
Loss before income taxes	(290,524)	(5,679)	(296,203)
Income tax benefit	50,474	(843)	49,631
Consolidated net loss	(240,050)	(6,522)	(246,572)
Less amount attributable to noncontrolling interest	56,312	(828)	55,484
Net loss attributable to the Company	(296,362)	(5,694)	(302,056)
Foreign currency translation adjustments	21,983	949	22,932
Other comprehensive income	56,323	949	57,272
Comprehensive loss	(240,039)	(4,745)	(244,784)
Less amount attributable to noncontrolling interest	(2,208)	421	(1,787)
Comprehensive loss attributable to the Company	(237,831)	(5,166)	(242,997)
Basic loss per share	(3.50)	(0.07)	(3.57)
Diluted loss per share	(3.50)	(0.07)	(3.57)
Voluntary Filing under Chapter 11
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
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., et. al, Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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
The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2018 related to the bankruptcy proceedings, including unamortized long-term debt fees and discounts associated with debt classified as liabilities subject to compromise, are recorded as Reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the Consolidated Balance Sheet at December 31, 2018 as Liabilities subject to compromise. These liabilities are reported at the amounts

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding Reorganization items.
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
Debtor-In-Possession
In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees’ wages and related obligations; (ii) continue to operate their cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to honor certain obligations related to on-air talent, station affiliates and royalty obligations; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue our surety bond program; and (viii) maintain their insurance program in the ordinary course.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. See Note 13, Condensed Combined Debtor-In-Possession Financial Information.
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
The Debtors' have received approximately 4,300 proofs of claim as of February 28, 2019 for an amount of approximately $808.4 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Approximately 1,500 claims totaling approximately $7.0

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

billion have been disallowed, modified or withdrawn and the Debtors have filed additional claim objections with the Bankruptcy Court for approximately 180 claims totaling approximately $9.9 million in additional reductions and modifications. The Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
Reorganization Items, Net
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, including the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, costs of debtor-in-possession refinancing, legal and professional fees. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's accompanying Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2018. See Note 16, Reorganization Items, Net.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying Consolidated Balance Sheet as of December 31, 2018 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 15, Liabilities Subject to Compromise.
Plan of Reorganization
On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. Thereafter, the Debtors filed a second, third and fourth amended Plan of Reorganization and amended versions of the Disclosure Statement. On September 20, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and related solicitation and notice procedures for voting on the Plan of Reorganization. On October 10, 2018, the Debtors filed a fifth amended Plan of Reorganization and the Disclosure Statement Supplement. On October 18, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement Supplement and the continued solicitation of holders of general unsecured claims for voting on the Plan of Reorganization. The deadline for holders of claims and interests to vote on the Plan of Reorganization was November 16, 2018. More than 90% of the votes cast by holders of claims and interests entitled to vote thereon accepted the Plan of Reorganization.
On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into the CCOH Separation Settlement (as defined below) resolving all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. In connection with the CCOH Separation Settlement, on December 17, 2018, the Debtors filed a modified fifth amended Plan of Reorganization. On January 10, 2019, hearings commenced to consider confirmation of the Plan of Reorganization, with further hearings to consider confirmation scheduled for January 17 and 22, 2019. On January 17, 2019, the Debtors came to agreement on the terms of the Legacy Plan Settlement (as defined below) with Wilmington Savings Fund Society, FSB (“WSFS”), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 (together with the 5.50% Senior Notes due 2016, the “Legacy Notes”), and not in its individual capacity, and certain consenting Legacy Noteholders of all issues related to confirmation of our plan of reorganization, and on January 21, 2019 and January 22, 2019, the Debtors filed further modified versions of the fifth amended Plan of Reorganization. On January 22, 2019, the Bankruptcy Court entered an order confirming the Plan of Reorganization.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan of Reorganization contemplates a restructuring of the Debtors that will reduce iHeartCommunications’ debt from approximately $16 billion to $5.75 billion, and will result in the Separation of CCOH from the Company, creating two independent companies.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Company’s Plan of Reorganization, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. As discussed above, the Company's Plan of Reorganization was confirmed on January 22, 2019. The Plan of Reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our ability or the timing to consummate the Plan of Reorganization, substantial doubt exists that we will be able to continue as a going concern.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Leases
Most of the Company’s outdoor advertising structures are located on leased land.  Americas outdoor land leases are typically paid in advance for periods ranging from one to 12 months.  International outdoor land leases are paid both in advance and in arrears, for periods ranging up to 12 months.  Most international street furniture display faces are operated through contracts with municipalities, which typically have terms ranging from 1 to 15 years.  The leased land and street furniture contracts can include a percent of revenue to be paid along with a base rent payment.  Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and rent payments in arrears are recorded as an accrued liability.
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
The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed in ASC 805-20-S99.  The Company engages a third party valuation firm to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits.
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
Goodwill
At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment and its International

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outdoor segment each country constitutes a separate reporting unit. The Company concluded no goodwill impairment was required in 2018. The Company recognized goodwill impairment of $1.6 million in 2017 related to one of our International outdoor markets. The Company recognized goodwill impairment of $7.3 million in 2016 related to one market in the Company's International outdoor segment.
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
Other Investments
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as available-for-sale. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Equity securities without readily determinable fair values were recorded at cost.
The Company concluded that impairments existed at December 31, 2018, 2017 and 2016 and recorded noncash impairment charges of $14.4 million, $4.2 million and $14.8 million during 2018, 2017 and 2016, respectively. Such charge is recorded on the statement of comprehensive loss in “Other expense, net”.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2018 and 2017.
Income Taxes
The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2018 currently result in tax basis amounts greater than the financial reporting basis.  It is not apparent that these temporary differences will reverse in the foreseeable future.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., the Company could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. The Company regularly reviews its tax liabilities on amounts that may be distributed in future periods and provides for foreign withholding and other current and deferred taxes on any such amounts, where applicable.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Where third-parties are involved in the provision of goods and services to a customer, revenue is recognized at the gross amount of consideration the Company expects to receive if the Company controls the promised good or service before it is transferred to the customer; otherwise, revenue is recognized at the net amount the Company retains. The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred revenue is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms.
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
The Americas outdoor and International outdoor segments generate revenue primarily from the sale of advertising space on printed and digital displays, including billboards, street furniture displays, transit displays and retail displays, which may be sold as individual units or as a network package. Revenues from these contracts, which typically cover periods of a few weeks to one year, are generally recognized ratably over the term of the contract as the advertisement is displayed. These segments also generate revenue from production and creative services, which are distinct from the advertising display services, and related revenue is recognized at the point in time the Company installs the advertising copy at the display site. Americas outdoor contracts are generally billed monthly in advance, and International outdoor includes a combination of advance billings and billings upon completion of service.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In thousands)	2018	2017	2016
Consolidated:
Trade and barter revenues	$218,595	$244,116	$165,847
Trade and barter expenses	210,677	202,251	115,078

iHM Segment:
Trade and barter revenues	$202,674	$226,737	$153,331
Trade and barter expenses	199,982	190,906	103,129
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
Advertising Expense
The Company records advertising expense as it is incurred.  Advertising expenses were $213.8 million, $201.5 million and $132.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, which include $155.2 million, $146.1 million and $68.9 million in barter advertising, respectively.
Share-Based Compensation
Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award.  For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market or performance conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied.  Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements Recently Adopted
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Changes in Stockholders’ Deficit, or Consolidated Statements of Cash Flows for prior periods. As a result of adopting this new accounting standard, the Company has updated its significant accounting policies on accounts receivable, revenue recognition, and contract costs, as described herein. Please refer to Note 2, Revenues, for more information.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be presented with cash and cash equivalents in the statement of cash flows. Restricted cash is recorded in Other current assets and in Other assets in the Company's Consolidated Balance Sheets. The Company adopted ASU 2016-18 in the first quarter of 2018 using the retrospective transition method, and accordingly, revised prior period amounts as shown in the Company's Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$406,493	$267,109
Restricted cash included in:
Other current assets	7,649	26,096
Other assets	16,192	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$430,334	$311,300
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Debtors' Balance Sheet to the total of the amounts reported in the Debtors' Statement of Cash Flows:

(In thousands)	December 31, 2018
Cash and cash equivalents	$178,924
Restricted cash included in:
Other current assets	3,428
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$182,352
New Accounting Pronouncements Not Yet Adopted
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. The most significant change to the standard includes the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Lessor accounting also is updated to align with certain changes in the lessee model and the new revenue recognition standard which was adopted this year. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The Company plans to elect the package of practical expedients permitted under the new standard’s transition guidance for leases that commenced before the standard’s effective date, which, among other things, allows the Company to not reassess whether any expired or existing contracts are or contain leases and to carry forward the historical lease classification. The standard is expected to have a material impact on our consolidated balance sheet, but is not expected to materially impact our consolidated statement of comprehensive loss or cash flows. In accordance with the transition guidance, the Company will recognize upon adoption its deferred gains on sale and leaseback transactions, which were not a result of off-market terms, as a cumulative-effect adjustment to equity. The Company also expects to conclude that fewer revenue contracts meet the definition of a lease for accounting purposes, and therefore more of our revenue transactions will be accounted for as revenue from contracts with customers. The Company is in the process of finalizing its implementation of this standard.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the revenue transactions in the Americas outdoor and International outdoor segments are considered leases, for accounting purposes, as the agreements convey to customers the right to use the Company’s advertising structures for a stated period of time. In order for a transaction with a customer to qualify as a lease, the arrangement must be dependent on the use of a specified advertising structure, and the customer must have almost exclusive use of that structure during the term of the arrangement. Therefore, arrangements that do not involve the use of a specified advertising structure, where the Company can substitute the advertising structure that is used to display the customer’s advertisement, or where the advertising structure displays advertisements for multiple customers throughout the day are not leases. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (Topic 840). All of the Company’s revenue transactions that do not qualify as a lease are accounted for as revenue from contracts with customers (Topic 606).

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	iHM	Americas Outdoor(1)	International Outdoor(1)	Other	Eliminations	Consolidated
Year Ended December 31, 2018
Revenue from contracts with customers:
United States	$3,408,563	$462,614	$—	$174,435	$(1,851)	$4,043,761
Other Americas	4,416	2,693	53,186	—	—	60,295
Europe	9,953	—	856,479	—	—	866,432
Asia-Pacific and other	11,229	—	11,943	—	—	23,172
Total	3,434,161	465,307	921,608	174,435	(1,851)	4,993,660
Revenue from leases	2,794	724,041	610,749	—	(5,464)	1,332,120
Revenue, total	$3,436,955	$1,189,348	$1,532,357	$174,435	$(7,315)	$6,325,780

Year Ended December 31, 2017
Revenue from contracts with customers:
United States	$3,413,716	$429,475	$—	$143,684	$(1,961)	$3,984,914
Other Americas	3,368	10,927	57,738	—	—	72,033
Europe	9,705	—	772,056	—	—	781,761
Asia-Pacific and other	11,872	578	9,966	—	—	22,416
Total	3,438,661	440,980	839,760	143,684	(1,961)	4,861,124
Revenue from leases	4,302	720,079	587,883	—	(4,957)	1,307,307
Revenue, total	$3,442,963	$1,161,059	$1,427,643	$143,684	$(6,918)	$6,168,431

Year Ended December 31, 2016
Revenue from contracts with customers:
United States	$3,374,866	$418,378	$—	$171,593	$(1,093)	$3,963,744
Other Americas	3,279	19,191	47,313	—	—	69,783
Europe	9,417	—	715,431	—	—	724,848
Asia-Pacific and other	11,374	842	117,251	—	—	129,467
Total	3,398,936	438,411	879,995	171,593	(1,093)	4,887,842
Revenue from leases	4,104	748,769	612,647	—	(2,362)	1,363,158
Revenue, total	$3,403,040	$1,187,180	$1,492,642	$171,593	$(3,455)	$6,251,000
(1) Due to a re-evaluation of the Company’s segment reporting in 2018, its operations in Latin America are included in the International outdoor segment results for all periods presented. See Note 1, Summary of Significant Accounting Policies.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from Contracts with Customers
The following tables show the changes in the Company’s contract balances from contracts with customers for the years ended December 31, 2018 and 2017 and provide a reconciliation of the ending balances to the Consolidated Balance Sheets:

	Year Ended December 31,
(In thousands)	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$1,195,145	$1,067,382
Additions, net of collections, and other	66,232	162,668
Bad debt, net of recoveries(1)	(24,598)	(34,905)
Ending balance, net of allowance	1,236,779	1,195,145
Accounts receivable from leases, net of allowance	338,391	313,225
Total accounts receivable, net of allowance	$1,575,170	$1,508,370
(1) Bad debt, net of recoveries, related to accounts receivable from contracts with customers was $20.3 million during the year ended December 31, 2016.

	Year Ended December 31,
(In thousands)	2018	2017
Deferred revenue from contracts with customers:
Beginning balance	$184,000	$193,913
Revenue recognized, included in beginning balance(1)	(142,346)	(147,698)
Additions, net of revenue recognized during period, and other	146,950	137,785
Ending balance	188,604	184,000
Deferred revenue from leases	49,703	38,027
Total deferred revenue	238,307	222,027
Less: Non-current portion, included in other long-term liabilities	30,112	40,476
Total deferred revenue, current portion	$208,195	$181,551
(1) Revenue recognized during the year ended December 31, 2016 that was included in the balance of deferred revenue from contracts with customers at the beginning of that year was $149.6 million.
The Company’s contracts with customers generally have a term of one year or less; however, as of December 31, 2018, the Company expects to recognize $298.7 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from Leases
As of December 31, 2018, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(In thousands)
2019	$317,860
2020	36,552
2021	18,075
2022	10,740
2023	3,877
Thereafter	15,477
Total minimum future rentals	$402,581

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Acquisitions
During the fourth quarter of 2018, the Company acquired Stuff Media LLC and Jelli, Inc. for aggregate consideration of $120.3 million, of which $74.3 million was paid in cash in the fourth quarter of 2018 and $46.0 million, plus imputed interest, will be paid in cash in the fourth quarter of 2019. The assets acquired as part of these transactions consisted of $27.0 million in fixed assets and $35.2 million in intangible assets, consisting primarily of technology and content, along with $77.3 million in goodwill.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2018 and 2017, respectively:

(In thousands)	December 31,	December 31,
	2018	2017
Land, buildings and improvements	$572,904	$562,702
Structures	2,835,411	2,864,442
Towers, transmitters and studio equipment	365,991	356,664
Furniture and other equipment	793,756	707,163
Construction in progress	116,839	74,810
	4,684,901	4,565,781
Less: accumulated depreciation	2,893,761	2,681,067
Property, plant and equipment, net	$1,791,140	$1,884,714
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2018, the Company recognized an impairment charge of $33.1 million related to FCC licenses in several markets and an impairment charge of $7.8 million related to billboard permits in one market. During 2017, the Company recognized an impairment charge of $6.0 million related to FCC licenses in one market. During 2016, the Company recognized an impairment charge of $0.7 million related to FCC licenses in one market.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2018 and 2017, respectively:

(In thousands)	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$528,185	$(440,228)	$548,918	$(440,284)
Customer / advertiser relationships	1,249,128	(1,208,056)	1,226,314	(1,133,251)
Talent contracts	164,933	(148,578)	161,962	(138,728)
Representation contracts	77,508	(70,829)	77,507	(62,753)
Permanent easements	163,317	—	162,920	—
Other	382,897	(244,993)	372,292	(224,841)
Total	$2,565,968	$(2,112,684)	$2,549,913	$(1,999,857)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016 was $130.9 million, $197.2 million, and $222.6 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2019	$49,470
2020	43,291
2021	37,702
2022	32,675
2023	24,844
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

The Company recognized no goodwill impairment of during the year ended December 31, 2018. The Company recognized goodwill impairment of $1.6 million during the year ended December 31, 2017 related to one market in the Company's International outdoor segment. The Company recognized goodwill impairment of $7.3 million during the year ended December 31, 2016 related to one market in the Company's International outdoor segment.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2016	$3,288,481	$505,478	$190,785	$81,831	$4,066,575
Impairment	—	—	(1,591)	—	(1,591)
Acquisitions	2,442	2,252	—	—	4,694
Dispositions	(35,715)	—	(1,817)	—	(37,532)
Foreign currency	—	—	18,847	—	18,847
Assets held for sale	—	89	—	—	89
Balance as of December 31, 2017	$3,255,208	$507,819	$206,224	$81,831	$4,051,082
Acquisitions	77,320	—	—	—	77,320
Dispositions	(1,606)	—	—	—	(1,606)
Foreign currency	—	—	(8,040)	—	(8,040)
Balance as of December 31, 2018	$3,330,922	$507,819	$198,184	$81,831	$4,118,756
The balance at December 31, 2016 is net of cumulative impairments of $3.5 billion, $2.6 billion, $270.5 million and $212.0 million in the Company’s iHM, Americas outdoor, International outdoor and Other segments, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS
The following table summarizes the Company's investments in nonconsolidated affiliates and other securities:

(In thousands)	Notes Receivable	Equity Method Investments	Other Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2016	$132	$14,477	$71,666	$1,715	$87,990
Cash contributions	—	2,248	—	—	2,248
Acquisitions	13,602	10,361	11,560	—	35,523
Equity in loss	—	(2,855)	—	—	(2,855)
Disposals	(188)	—	(628)	—	(816)
Foreign currency translation adjustment	—	145	380	243	768
Distributions received	—	(775)	—	—	(775)
Impairment of investments	(671)	—	(4,202)	—	(4,873)
Unrealized holding loss on marketable securities	—	—	—	(414)	(414)
Other	917	794	—	—	1,711
Balance at December 31, 2017	$13,792	$24,395	$78,776	$1,544	$118,507
Cash advances	—	1,051	—	—	1,051
Acquisitions	15,076	3,732	4,550	—	23,358
Equity in earnings	—	1,020	—	—	1,020
Disposals	(728)	(33)	(28,826)	—	(29,587)
Foreign currency translation adjustment	—	(29)	(256)	(67)	(352)
Distributions received	—	(2,500)	—	—	(2,500)
Impairment of investments	(2,064)	—	(14,370)	—	(16,434)
Fair value adjustments	—	—	4,389	(571)	3,818
Balance at December 31, 2018	$26,076	$27,636	$44,263	$906	$98,881
Equity method investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings (loss) of nonconsolidated affiliates.” Other investments include various investments in companies for which there is no readily determinable market value.
During 2018, the Company recorded $20.8 million in its iHM segment for investments made in twelve private companies in exchange for advertising services and cash. One of these investments is being accounted for under the equity method of accounting, six of these investments are being accounted for at amortized cost and five of these investments are notes receivable that are convertible into equity. During 2017, the Company recorded $34.7 million in its iHM segment for investments made in thirteen private companies in exchange for advertising services and cash. Two of these investments are being accounted for under the equity method of accounting, six of these investments are being accounted for at amortized cost and five of these investments are notes receivable that are convertible into equity. The Company recognized barter revenue of $10.8 million in the year ended December 31, 2018 and $35.2 million in the year ended December 31, 2017, in connection with these investments as services were provided.  The Company recognized a non-cash impairment of $11.9 million on one of the other investments for the year ended December 31, 2018, which was recorded in “Other expense, net.” The Company recognized a net gain of $4.4 million related to the sale of its investment in Jelli, Inc., which the Company acquired during the fourth quarter of 2018 (see Note 3). The gain is included within Other expense, net.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1.  As of December 31, 2018 and 2017, the Company held $0.9 million and $1.5 million, respectively, in marketable equity securities, which are included within Other Assets.

NOTE 5 – ASSET RETIREMENT OBLIGATION
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
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2018	2017
Beginning balance	$47,984	$42,491
Adjustment due to changes in estimates	1,297	2,317
Accretion of liability	3,273	3,555
Liabilities settled	(3,389)	(2,880)
Foreign Currency	(1,394)	2,501
Ending balance	47,771	47,984
Less: current portion	445	891
Long-term portion of asset retirement obligation(1)	$47,326	$47,093
(1) Balance as of December 31, 2018 includes $3.3 million, which has been reclassified to Liabilities subject to compromise.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM DEBT
In connection with the Company's Chapter 11 Cases, the indebtedness of the Debtors was reclassified to current liabilities at December 31, 2017 and has been reclassified to Liabilities subject to compromise at December 31, 2018. The Plan of Reorganization contemplates a restructuring of the Debtors that is expected to reduce iHeartCommunications’ debt to approximately $5.75 billion.
Outstanding debt at December 31, 2018 and 2017 consisted of the following:

(In thousands)	December 31,	December 31,
	2018	2017
Senior Secured Credit Facilities	$—	$6,300,000
Receivables Based Credit Facility Due 2020(1)	—	405,000
Debtors-in-Possession Facility(1)	—	—
Priority Guarantee Notes	—	6,570,361
CCO Receivables Based Credit Facility Due 2023(2)	—	—
Other Secured Subsidiary Debt(3)	3,882	8,522
Total Consolidated Secured Debt	3,882	13,283,883

14.0% Senior Notes Due 2021	—	1,763,925
Legacy Notes(4)	—	475,000
10.0% Senior Notes Due 2018(5)	—	47,482
Subsidiary Senior Notes(6)	5,300,000	5,300,000
Other Subsidiary Debt	46,105	24,615
Purchase accounting adjustments and original issue discount(7)	(739)	(136,653)
Long-term debt fees(7)	(25,808)	(109,071)
Liabilities subject to compromise(8)	15,149,477	—
Total debt, prior to reclassification to Liabilities subject to compromise	20,472,917	20,649,181
Less: current portion	46,332	14,972,367
Less: Amounts reclassified to Liabilities subject to compromise	15,149,477	—
Total long-term debt	$5,277,108	$5,676,814

(1)
On June 14, 2018 (the “DIP Closing Date”), iHeartCommunications refinanced its receivables-based credit facility with the new $450.0 million debtors-in-possession credit facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June 14, 2019. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. The DIP Facility accrues interest at LIBOR plus 2.25%. At closing, iHeartCommunications drew $125.0 million on the DIP Facility. On June 14, 2018, the Company used proceeds from the DIP Facility and cash on hand to repay the outstanding $306.4 million and $74.3 million term loan and revolving credit commitments, respectively, of the iHeartCommunications receivables-based credit facility. Long-term debt fees incurred in relation to the DIP Facility were expensed as incurred and are reflected within Reorganization items, net in the Company's Consolidated Statement of Comprehensive Income (Loss). On August 16, 2018 and September 17, 2018, the Company repaid $100.0 million and $25.0 million, respectively, of the amount drawn under the DIP Facility. As of December 31, 2018, the Company had a borrowing limit of $450.0 million under iHeartCommunications' DIP Facility, had no outstanding borrowings, had $70.2 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $342.3 million of excess availability.

(2)
On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, Clear Channel Outdoor, Inc. ("CCO"), refinanced CCOH's senior revolving credit facility and replaced it with a receivables-based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

(3)	Other secured subsidiary debt matures at various dates from 2019 through 2045.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
iHeartCommunications' Legacy Notes, all of which were issued prior to the acquisition of iHeartCommunications by the Company in 2008, consist of $175.0 million of 6.875% Senior Notes due 2018 that matured on June 15, 2018, $300.0 million of 7.25% Senior Notes due 2027 that mature in 2027 and $57.1 million of 5.50% Senior Notes due 2016 held by a subsidiary of the Company that remain outstanding but are eliminated for purposes of consolidation of the Company’s financial statements.

(5)
On January 4, 2018, a subsidiary of iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(6)
On February 4, 2019, Clear Channel Worldwide Holdings, Inc., a subsidiary of CCOH (“CCWH”), delivered a conditional notice of redemption calling all of its outstanding $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of newly-issued 9.25% Senior Subordinated Notes due 2024 (the "New CCWH Subordinated Notes"). At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

(7)
As a result of the Company's Chapter 11 Cases, the Company expensed $67.1 million of deferred long-term debt fees and $131.1 million of original issue discount to Reorganization items, net, in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2018.

(8)
In connection with the Company's Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.1 million outstanding Other Secured Subsidiary debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $16.5 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheet as of December 31, 2018. As of the Petition Date, the Company ceased making principal and interest payments, and ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

The Company’s weighted average interest rate at December 31, 2018 and 2017 was 9.2% and 8.9%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $14.0 billion and $15.4 billion at December 31, 2018 and 2017, respectively. Under the fair value hierarchy established by ASC 820-10-35, the fair market value of the Company’s debt is classified as either Level 1 or Level 2.
On March 14, 2018, the Company and certain of the Company's direct and indirect domestic subsidiaries, not including CCOH or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11, in the Bankruptcy Court. The filing of the voluntary petitions triggered an event of default under the Company's debt agreements. As a result, $14.7 billion in aggregate principal amount outstanding on the Company's long-term debt was classified as current as of December 31, 2017.
Debtors-in-Possession Facility
On June 14, 2018, iHeartCommunications, an indirect subsidiary of the Company, entered into the DIP Facility, as parent borrower, with iHeartMedia Capital I, LLC (“Holdings”), as guarantor, certain Debtor subsidiaries of iHeartCommunications named therein, as subsidiary borrowers (the “Subsidiary Borrowers”), Citibank, N.A., as a lender and administrative agent (the "DIP Administrative Agent"), the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest Rate and Fees
Borrowings under the DIP Credit Agreement bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate determined by reference to the highest of (a) the rate announced from time to time by the Administrative Agent at its principal office, (b) the Federal Funds rate plus 0.50%, and (c) the Eurocurrency rate for an interest period of one month plus 1.00% or (2) a Eurocurrency rate that is the greater of (a) 1.00%, and (b) the quotient of (i) the ICE LIBOR rate, or if such rate is not available, the rate determined by the DIP Administrative Agent, and (ii) one minus the maximum rate at which reserves are required to be maintained for Eurocurrency liabilities. The applicable rate for borrowings under the DIP Credit Agreement is 2.25% with respect to Eurocurrency rate loans and 1.25% with respect to base rate loans.
In addition to paying interest on outstanding principal under the DIP Credit Agreement, iHeartCommunications is required to pay a commitment fee of 0.50% per annum to the lenders under the DIP Credit Agreement in respect of the unutilized revolving commitments thereunder. iHeartCommunications must also pay a letter of credit fee equal to 2.25% per annum.
Maturity
Borrowings under the DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (a) June 14, 2019 (the “Scheduled Termination Date”) (provided that to the extent the Consummation Date (as defined below) has not occurred solely as a result of failure to obtain necessary regulatory approvals, the Scheduled Termination Date shall be September 16, 2019) and (b) the date of the substantial consummation (as defined in the Bankruptcy Code) of the Plan of Reorganization (the “Consummation Date”); provided, that if the DIP Facility is converted into an exit facility as described under “Conversion to Exit Facility” below, then the borrowings will mature on the maturity date set forth in the credit agreement governing such exit facility.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Conversion to Exit Facility
Upon the satisfaction or waiver of the conditions set forth in the DIP Credit Agreement, the DIP Facility may convert into an exit facility on substantially the terms set forth in an exhibit to the DIP Credit Agreement.
Senior Secured Credit Facilities
As of December 31, 2018 and 2017, iHeartCommunications had senior secured credit facilities consisting of:

(In thousands)		December 31,	December 31,
	Maturity Date	2018	2017
Term Loan D	1/30/2019	$5,000,000	$5,000,000
Term Loan E	7/30/2019	1,300,000	1,300,000
Total Senior Secured Credit Facilities		$6,300,000	$6,300,000
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
certain specified assets of iHeartCommunications and the guarantors that constitute “principal property” (as defined in the indenture governing iHeartCommunications' Legacy Notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing iHeartCommunications' Legacy Notes; and

•
a lien on the accounts receivable and related assets securing iHeartCommunications' receivables-based credit facility that is junior to the lien securing iHeartCommunications' obligations under such credit facility.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Priority Guarantee Notes
As of December 31, 2018 and 2017, iHeartCommunications had outstanding 9.0% Priority Guarantee Notes due 2019, 9.0% Priority Guarantee Notes due 2021, 11.25% Priority Guarantee Notes due 2021, 9.0% Priority Guarantee Notes due 2022 and 10.625% Priority Guarantee Notes due 2023 (collectively, the “Priority Guarantee Notes”) (net of $180.8 million principal amount held by a subsidiary of iHeartCommunications) consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2018	2017
9.0% Priority Guarantee Notes due 2019	12/15/2019	9.0%	Payable semi-annually in arrears on June 15 and December 15 of each year	$1,999,815	$1,999,815
9.0% Priority Guarantee Notes due 2021	3/1/2021	9.0%	Payable semi-annually in arrears on March 1 and September 1 of each year	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	3/1/2021	11.25%	Payable semi-annually in arrears on March 1 and September 1 of each year	870,546	870,546
9.0% Priority Guarantee Notes due 2022	9/15/2022	9.0%	Payable semi-annually in arrears on March 15 and September 15 of each year	1,000,000	1,000,000
10.625% Priority Guarantee Notes due 2023	3/15/2023	10.625%	Payable semi-annually in arrears on March 15 and September 15 of each year	950,000	950,000
Total Priority Guarantee Notes				$6,570,361	$6,570,361
Guarantees and Security
The Priority Guarantee Notes are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indentures. The Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain of iHeartCommunications' Legacy Notes), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' receivables-based credit facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.  In addition to the collateral granted to secure the Priority Guarantee Notes, the collateral agent and the trustee for the 9% Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the 9% Priority Guarantee Notes due 2019, for the benefit of the holders of the 9% Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.
Redemptions
iHeartCommunications may redeem the Priority Guarantee Notes at its option, in whole or in part, at redemption prices set forth in the indentures, plus accrued and unpaid interest to the redemption dates.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
14.0% Senior Notes due 2021
As of December 31, 2018, iHeartCommunications had outstanding approximately $1,781.6 million of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $453.9 million principal amount held by a subsidiary of iHeartCommunications).
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
Legacy Notes
As of December 31, 2018 and 2017, iHeartCommunications had outstanding Legacy Notes (net of $57.1 million aggregate principal amount held by a subsidiary of iHeartCommunications) consisting of:

(In thousands)	December 31,	December 31,
	2018	2017
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Total Legacy Notes	$475,000	$475,000
In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of the Company. The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation of the Company’s financial statements.
These Legacy Notes were the obligations of iHeartCommunications prior to the merger in 2008. The Legacy Notes are senior, unsecured obligations that are effectively subordinated to iHeartCommunications' secured indebtedness to the extent of the value

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of iHeartCommunications' assets securing such indebtedness and are not guaranteed by any of iHeartCommunications' subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications' subsidiaries.  The Legacy Notes rank equally in right of payment with all of iHeartCommunications' existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.
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
CCO Receivables Based Credit Facility Due 2023
On June 1, 2018, (the "Closing Date"), CCO, a subsidiary Company's Outdoor advertising subsidiary, entered into a Credit Agreement as parent borrower, with certain of its subsidiaries named therein (the “CCO Subsidiary Borrowers”), as subsidiary borrowers, Deutsche Bank AG New York Branch as administrative agent (the “CCO Facility Administrative Agent”) and swing line lender, and the other lenders from time to time party thereto. The Credit Agreement governs CCO’s new asset-based revolving credit facility and replaced the CCOH's prior credit agreement, which was terminated on the Closing Date.
Size and Availability
The Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 85.0% of the eligible accounts receivable of CCO and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (ii) the aggregate revolving credit commitments. As of the Closing Date, the aggregate revolving credit commitments were $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. On the Closing Date, the revolving credit facility was used to replace and terminate the commitments under the Prior Credit Agreement, dated as of August 22, 2013 (the “Prior Credit Agreement”) and to replace the letters of credit outstanding under the Prior Credit Agreement.
As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.
Interest Rate and Fees
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the Applicable Rate plus, at CCO’s option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by the CCO Facility Administrative Agent as its “prime rate” and (c) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%, or (2) a Eurocurrency rate that is equal to the LIBOR rate as published by Reuters two business days prior to the commencement of the interest period. The Applicable Rate for borrowings under the Credit Agreement is 1.00% with respect to base rate loans and 2.00% with respect to Eurocurrency loans.
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
Maturity
Borrowings under the Credit Agreement will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of CCOH or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250,000,000 (other than the 8.75% Senior Notes due 2020 issued by Clear Channel International, B.V. ("CCIBV")).

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain Covenants and Events of Default
If borrowing availability is less than the greater of (a) $7.5 million and (b) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time (the “Financial Covenant Triggering Event”), CCO will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Financial Covenant Triggering Event, and will be required to continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $7.5 million and (y) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time, at which time the Financial Covenant Triggering Event will no longer be deemed to be occurring.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Senior Notes
As of December 31, 2018 and 2017, the Company's subsidiaries, CCWH and CCIBV had outstanding notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2018	2017
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Subordinated Notes(1):
7.625% Series A Senior Subordinated Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.75%	Payable semi-annually in arrears on June 15 and December 15 of each year	$375,000	$375,000
Total Subsidiary Senior Notes				$5,300,000	$5,300,000

(1)
On February 4, 2019, CCWH, delivered a conditional notice of redemption calling all of its outstanding $275.0 million aggregate principal amount of Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of Series B Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of the New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

CCWH Senior and Senior Subordinated Notes
The senior notes of CCWH (the "CCWH Senior Notes") are guaranteed by CCOH, CCO and certain of CCOH’s direct and indirect subsidiaries. The CCWH Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries and rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Redemptions
CCWH may redeem the CCWH Senior Notes and the CCWH Subordinated Notes at its option, in whole or in part, at redemption prices set forth in the indentures plus accrued and unpaid interest to the redemption dates and plus an applicable premium.
Certain Covenants
The indentures governing the CCWH Senior Notes and the CCWH Subordinated Notes contain covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	make certain investments;

•	in case of the Senior Notes, create liens on its restricted subsidiaries’ assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries; and

•	in the case of the Series B CCWH Senior Notes and the Series B CCWH Subordinated Notes, pay dividends, redeem or repurchase capital stock or make other restricted payments.
Clear Channel International B.V. Senior Notes
The senior notes of CCIBV (the "CCIBV Senior Notes") are guaranteed by certain of the International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of Clear Channel International B.V., and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.
On August 14, 2017, CCIBV issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New Notes”). The New Notes were issued as additional notes under the indenture governing CCIBV’s existing CCIBV Senior Notes due 2020 and were issued at a premium, resulting in $156.0 million in proceeds.  The New Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
Redemptions
CCIBV may redeem the notes at its option, in whole or part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
Certain Covenants
The indenture governing the CCIBV Senior Notes contains covenants that limit CCIBV’s ability and the ability of its restricted subsidiaries to, among other things:

•	pay dividends, redeem stock or make other distributions or investments;

•	incur additional debt or issue certain preferred stock;

•	transfer or sell assets;

•	create liens on assets;

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	engage in certain transactions with affiliates;

•	create restrictions on dividends or other payments by the restricted subsidiaries; and

•	merge, consolidate or sell substantially all of Clear Channel International B.V.’s assets.
Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2018 are as follows:

(in thousands)
2019	$15,196,570
2020	2,575,147
2021	174
2022	2,725,199
2023	222
Thereafter	2,152
Total (1)	$20,499,464

(1)
Excludes purchase accounting adjustments and original issue discount of $0.7 million and long-term debt fees of $25.8 million, which are amortized through interest expense over the life of the underlying debt obligations.

Surety Bonds, Letters of Credit and Guarantees
As of December 31, 2018, iHeartCommunications had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $77.0 million, $164.6 million and $37.6 million, respectively. A portion of the outstanding bank guarantees was supported by $17.4 million of cash collateral.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

NOTE 7 – COMMITMENTS AND CONTINGENCIES
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
The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 840-20-25.  The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed.  Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized. Non-cancelable contracts that provide the lessor with a right to fulfill the arrangement with property, plant and equipment not specified within the contract are not a lease and have been included within non-cancelable contracts within the table below.
The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases.  The Company accounts for these leases in accordance with the policies described above.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s contracts with municipal bodies or private companies relating to street furniture, billboards, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract.  The Company generally owns these structures and is generally allowed to advertise on them for the remaining term of the contract.  Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.
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
As of December 31, 2018, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Leases	Contracts	Commitments	Contracts
2019	$636,556	$333,559	$24,322	$74,432
2020	533,097	249,239	7,408	75,502
2021	460,179	203,519	11,103	46,603
2022	370,303	139,785	4,179	13,993
2023	287,005	105,408	6,431	—
Thereafter	2,154,999	308,057	7,909	—
Total	$4,442,139	$1,339,567	$61,352	$210,530
Rent expense charged to operations for the years ended December 31, 2018, 2017 and 2016 was $1.2 billion, $1.1 billion and $1.1 billion, respectively.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. On March 21, 2018, WSFS, solely in its capacity as successor indenture trustee to the Legacy Notes, and not in its individual capacity, filed an adversary proceeding against the Company in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the indentures governing the Priority Guarantee Notes indentures and the security agreements with respect to the Priority Guarantee Notes amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14.0% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14.0% Senior Notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14.0% Senior Notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, the Company filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We answered the complaint and completed discovery.  The trial was held on October 24, 2018. On January 15, 2019, the Bankruptcy Court entered judgment in the Company's favor denying all relief sought by WSFS and all other parties. Pursuant to a settlement (the “Legacy Plan Settlement”) with WSFS and certain consenting Legacy Noteholders of all issues related to confirmation of the Company's plan of reorganization, upon the Company's confirmed plan of reorganization becoming effective, this adversary proceeding shall be deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants are Bain Capital LP; Thomas H. Lee Partners L.P.; Abrams Capital L.P. ("Abrams"); and Highfields Capital Management L.P. ("Highfields"). In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asks the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, Priority Guarantee Notes and 14.0% Senior Notes due 2021 claims to any and all claims of the Legacy Noteholders. In addition, the complaint seeks to have any votes to accept the Fourth Amended Plan of Reorganization by Abrams and Highfields on account of their 14.0% Senior Notes due 2021 claims, and any votes to accept the Fourth Amended Plan of Reorganization by the defendant CCH on account of its junior notes claims, to be designated and disqualified. The Court held a pre-trial conference and oral argument on October 18, 2018. Pursuant to the Legacy Plan Settlement, upon the Company's confirmed Plan of Reorganization becoming effective, this adversary proceeding shall be deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants the Company, iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), the Company's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to the Company and iHeartCommunications; (iii) issue new debt in Clear Channel International B.V.’s (“CCIBV”), an international subsidiary of ours, offering of 8.75% Senior Notes due 2020 (the "CCIBV Note Offering") to provide cash to the Company and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to the Company and iHeartCommunications through a dividend. The complaint also alleges that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that the Company, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants the Company, iHeartCommunications, the Sponsor Defendants, and the members of CCOH's board of directors.  CCOH is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the CCOH board of directors' November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) the Company and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require CCOH to enter the Third Amendment on terms unfair to CCOH; (ii) the CCOH board of directors breached their duty of loyalty by approving the Third Amendment and elevating the interests of the Company, iHeartCommunications and the Sponsor Defendants over the interests of CCOH and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the CCOH board of directors.  The complaint further alleges that the Company, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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
On August 27, 2018, the same stockholder of CCOH that had filed a derivative lawsuit against the Company and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defendants and the members of CCOH’s board of directors. The complaint alleges that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH board of directors and the intercompany note committee of the board of directors relating to the Intercompany Note (as defined below). Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (ii) the CCOH Board breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the CCOH Board breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the CCOH Board to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Board’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the CCOH Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement (the “CCOH Separation Settlement”) of all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The CCOH Separation Settlement provides for the consensual separation of the Debtors and CCOH, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, a $200 million unsecured revolving line of credit from certain of the Debtors to CCOH for a period of up to three years, the transfer of certain of the Debtors’ intellectual property to CCOH, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from CCOH to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by CCOH relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The CCOH Separation Settlement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas on January 22, 2019.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The Company is not aware of any litigation, claim or assessment pending against the Company in this investigation or otherwise. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
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
Italy Investigation
During the three months ended June 30 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing. In addition, the Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $8.6 million during the fourth

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2018 and expects to pay the remainder during the first half of 2019. The ultimate amount to be paid may differ from the estimates, and such differences may be material.

NOTE 8 – INCOME TAXES
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $510.1 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Current - Federal	$1	$(2,136)	$(190)
Current - foreign	(18,535)	(30,132)	(44,687)
Current - state	(9,779)	1,484	(2,908)
Total current expense	(28,313)	(30,784)	(47,785)

Deferred - Federal	(4,397)	491,239	38,715
Deferred - foreign	(6,531)	(2,560)	56,036
Deferred - state	(7,110)	(489)	2,665
Total deferred benefit (expense)	(18,038)	488,190	97,416
Income tax benefit (expense)	$(46,351)	$457,406	$49,631
Current tax expense of $28.3 million was recorded for 2018 as compared to a current tax expense of $30.8 million for 2017.  The current tax expense recorded in 2018 was primarily related to foreign income taxes on operating profits generated in certain foreign jurisdictions during the period. The decrease in current tax expense when compared to 2017 was primarily attributable to a decrease in foreign tax expense which resulted primarily from a decrease in foreign earnings in certain jurisdictions during 2018. Current tax expense for state increased in 2018 primarily as a result of increased operating profits in certain state jurisdictions during the period.
Current tax expense of $30.8 million was recorded for 2017 as compared to a current tax expense of $47.8 million for 2016.  The current tax expense recorded in 2017 was primarily related to foreign income taxes on operating profits generated in certain foreign jurisdictions during the period. The decrease in current tax expense when compared to 2016 was primarily attributable to a decrease in foreign tax expense which resulted primarily from a decrease in foreign earnings in certain jurisdictions during 2017.
Deferred tax expense of $18.0 million was recorded for 2018 compared with deferred tax benefit of $488.2 million for 2017.  The decrease in deferred tax benefit during 2018 was primarily attributed to the $510.1 million provisional deferred tax benefit recorded in connection with the remeasurement of our U.S. deferred tax balances upon the enactment of the Tax Act described above in 2017.
Deferred tax benefit of $488.2 million was recorded for 2017 compared with deferred tax benefit of $97.4 million for 2016.  The increase in deferred tax benefit during 2017 was primarily attributed to the $510.1 million provisional deferred tax benefit recorded in connection with the remeasurement of our U.S. deferred tax balances upon the enactment of the Tax Act described above. In

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the change in foreign deferred tax benefit recorded primarily related to the $43.3 million deferred tax benefit recorded in 2016 for the release of valuation allowance against certain net operating loss carryforwards in France.
Significant components of the Company's deferred tax liabilities and assets as of December 31, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Deferred tax liabilities:
Intangibles and fixed assets	$1,167,903	$1,285,330
Long-term debt	259,324	—
Investments	2,733	16,484
Other	15,605	9,868
Total deferred tax liabilities	1,445,565	1,311,682

Deferred tax assets:
Accrued expenses	101,207	105,823
Long-term debt	—	49,767
Net operating loss carryforwards	985,403	1,106,319
Interest expense carryforwards	347,843	—
Bad debt reserves	12,820	11,731
Other	28,574	27,654
Total gross deferred tax assets	1,475,847	1,301,294
Less: Valuation allowance	1,010,223	952,337
Total deferred tax assets	465,624	348,957
Net deferred tax liabilities	$979,941	$962,725
Net deferred tax liabilities includes $644.9 million of deferred tax liabilities included in Liabilities subject to compromise at December 31, 2018. The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses and billboard permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits.  As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax assets for the periods ending December 31, 2018 and 2017 were $45.0 million and $50.7 million, respectively.
At December 31, 2018, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $858.3 million, expiring in various amounts through 2037. The Tax Act amended Section 163(j) of the Internal Revenue Code, thereby establishing new rules governing a U.S. taxpayer’s ability to deduct interest expense beginning in 2018. Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income, and provides that any disallowed interest expense may be carried forward indefinitely. In applying the new rules under Section 163(j), the Company recorded an interest expense limitation and carryforward deferred tax asset for federal and state purposes of $347.8 million as of December 31, 2018. The Company expects to realize the benefits of a portion of its deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods. As of December 31, 2018, the Company had recorded a valuation allowance of $893.0 million against a portion of these U.S. federal and state deferred tax assets which it does not expect to realize. After considering the deferred tax adjustments in connection with the utilization of net operating losses and the creation of interest limitation carryforwards the Company's U.S. federal and state deferred tax valuation allowance increased by $61.5 million during the current period. In addition, the Company recorded a net reduction of $7.8 million in valuation allowance against its foreign deferred tax assets during the year ended December 31, 2018. At December 31, 2018, the Company had recorded $127.1 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, which are offset in part by an associated valuation allowance of $79.3 million.  Additional deferred tax valuation allowance of $38.0 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future taxable income in appropriate tax jurisdictions and carryforward periods.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.   The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with acquired FCC licenses, billboard permits and tax-deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.
At December 31, 2018, net deferred tax liabilities include a deferred tax asset of $10.5 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.
Loss before income taxes:

(In thousands)	Years Ended December 31,
	2018	2017	2016
US	$(134,893)	$(952,436)	$(349,876)
Foreign	(21,395)	36,319	53,673
Total loss before income taxes	$(156,288)	$(916,117)	$(296,203)
The reconciliation of income tax computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) is:

	Years Ended December 31,
(In thousands)	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$32,821	21.0%	$320,641	35.0%	$103,670	35.0%
State income taxes, net of federal tax effect	21,137	13.5%	7,667	0.8%	6,372	2.2%
Foreign income taxes	(29,559)	(18.9)%	(19,981)	(2.2)%	(24,307)	(8.2)%
Nondeductible items	(5,400)	(3.5)%	(6,659)	(0.7)%	(5,760)	(1.9)%
Changes in valuation allowance and other estimates	(64,913)	(41.5)%	(350,407)	(38.2)%	(31,229)	(10.6)%
U.S. tax reform	—	—%	510,064	55.6%	—	—%
Other, net	(437)	(0.3)%	(3,919)	(0.4)%	885	0.3%
Income tax benefit (expense)	$(46,351)	(29.7)%	$457,406	49.9%	$49,631	16.8%
The Company’s effective tax rate for the year ended December 31, 2018 is (29.7)%.  The effective tax rate for 2018 was primarily impacted by $61.5 million of deferred tax expense attributed to the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to realize those assets in future periods. In addition, losses in certain foreign jurisdictions were not benefited primarily due to the uncertainty of the ability to utilize those losses in future periods.
A tax benefit was recorded for the year ended December 31, 2017 of 49.9%.  The effective tax benefit rate for 2017 was impacted by the effects of U.S. corporate tax reform which resulted in a provisional tax benefit of $510.1 million recorded in connection with the reduction in the U.S. federal corporate tax rate. In partial offset to this tax benefit, the Company recorded tax expense of $387.7 million in connection with the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to realize those assets in future periods.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A tax benefit was recorded for the year ended December 31, 2016 of 16.8%.  The effective tax benefit rate for 2016 was impacted by the $43.3 million deferred tax benefit recorded in connection with the release of valuation allowance in France, which was offset by $54.7 million of tax expense attributable to the sale of our outdoor business in Australia. Additionally, the 2016 effective tax benefit rate was impacted by the $31.8 million valuation allowance recorded against a portion of current period federal and state deferred tax assets due to the uncertainty of the ability to realize those assets in future periods.
The Company provides for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the United States and that would become taxable upon remittance within our foreign structure. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in our foreign subsidiaries, which at December 31, 2018 currently result in tax basis amounts greater than the financial reporting basis. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2018 and 2017 was $53.8 million and $48.6 million, respectively.  The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2018 and 2017 was $135.3 million and $136.3 million, respectively, of which $112.2 million and $110.1 million is included in “Other long-term liabilities” and $1.3 million and $0.0 million is included in “Accrued expenses” on the Company’s consolidated balance sheets, respectively.  In addition, $21.8 million and $26.2 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2018 and 2017, respectively.  The total amount of unrecognized tax benefits at December 31, 2018 and 2017 that, if recognized, would impact the effective income tax rate is $73.6 million and $71.6 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2018	2017
Balance at beginning of period	$87,665	$98,804
Increases for tax position taken in the current year	7,109	7,366
Increases for tax positions taken in previous years	1,007	2,291
Decreases for tax position taken in previous years	(7,120)	(5,307)
Decreases due to settlements with tax authorities	—	(225)
Decreases due to lapse of statute of limitations	(7,159)	(15,264)
Balance at end of period	$81,502	$87,665
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  During 2018 the Company settled several state and local tax and foreign tax examinations resulting is a reduction of unrecognized tax benefits of $7.1 million, excluding interest. In addition, during 2018 the statute of limitations for certain tax years expired in the U.S., certain states, the United Kingdom and other jurisdictions resulting in the reduction to unrecognized tax benefits of $7.2 million, excluding interest. During 2017, the Company settled all outstanding U.S. federal income tax matters for tax years 2011 and 2012, which resulted in a reduction of unrecognized tax benefits of $4.7 million. In addition, during 2017 the statute of limitations for certain tax years expired in the U.S., certain states, the United Kingdom and other jurisdictions resulting in the reduction to unrecognized tax benefits of $15.3 million, excluding interest. All federal income tax matters through 2014 are closed.  The majority of all material state, local, and foreign income tax matters have been concluded for years through 2011.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholders' deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2018	$(11,385,535)	$41,191	$(11,344,344)
Net loss	(201,910)	(729)	(202,639)
Dividends and other payments to noncontrolling interests	—	(8,742)	(8,742)
Share-based compensation	2,066	8,517	10,583
Foreign currency translation adjustments	(7,161)	(8,763)	(15,924)
Other adjustments to comprehensive loss	(1,250)	(248)	(1,498)
Reclassifications adjustments	2,664	298	2,962
Other, net	(84)	(656)	(740)
Balances as of December 31, 2018	$(11,591,210)	$30,868	$(11,560,342)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2017	$(11,030,835)	$128,974	$(10,901,861)
Net loss	(398,060)	(60,651)	(458,711)
Dividends and other payments to noncontrolling interests	—	(46,151)	(46,151)
Purchase of additional noncontrolling interests	(524)	(703)	(1,227)
Disposal of noncontrolling interests	—	(2,439)	(2,439)
Share-based compensation	2,488	9,590	12,078
Foreign currency translation adjustments	31,244	12,607	43,851
Unrealized holding loss on marketable securities	(370)	(44)	(414)
Other adjustments to comprehensive loss	6,013	707	6,720
Reclassifications adjustments	4,864	577	5,441
Other, net	(355)	(1,276)	(1,631)
Balances as of December 31, 2017	$(11,385,535)	$41,191	$(11,344,344)
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including the Company, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur.  No options were granted during the years ended December 31, 2018, 2017 and 2016.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2018 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2018	2,092	$35.09	2.6 years
Granted	—
Exercised	—
Forfeited	(529)	35.60
Expired	(872)	35.88
Outstanding, December 31, 2017 (1)	691	33.70	2.8 years
Exercisable	677	33.47	2.8 years
Expected to Vest	14	44.87	2.1 years

(1)
Non-cash compensation expense has not been recorded with respect to 0.1 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of the Company's unvested options and changes during the year ended December 31, 2018 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2018	543	$19.61
Granted	—
Vested (1)	—
Forfeited	(529)	18.94
Unvested, December 31, 2018	14	44.87

(1)	The total fair value of the options vested during the years ended December 31, 2018, 2017 and 2016 was $0.0 million, $0.0 million and $0.2 million, respectively.
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
The following table presents a summary of the Company's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2018 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2018	6,219	$3.81
Granted	70	0.52
Vested (restriction lapsed)	(627)	4.26
Forfeited	(403)	3.39
Outstanding, December 31, 2018	5,259	3.74

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
The fair value of each option awarded on CCOH common stock is estimated on the date of grant using a Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of CCOH’s stock over the expected life of the options.  The expected life of options granted represents the period of time that options granted are expected to be outstanding.  CCOH uses historical data to estimate option exercises and employee terminations within the valuation model.  CCOH does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.
The following assumptions were used to calculate the fair value of CCOH’s options on the date of grant:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	44%	42%	42% – 44%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	2.76%	2.12%	1.12% – 1.41%
Dividend yield	—%	—%	—%
The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2018:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	4,110	$6.10	4.1 years	$2,378
Granted (1)	1	5.10
Exercised (2)	(31)	2.37
Forfeited	(26)	6.56
Expired	(809)	10.73
Outstanding, December 31, 2018	3,245	4.97	3.8 years	$2,938
Exercisable	2,822	5.10	3.4 years	$2,915
Expected to vest	423	4.15	6.6 years	$23

(1)	The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2018, 2017 and 2016 was $2.39, $2.04 and $2.82 per share, respectively.

(2)
Cash received from option exercises during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.2 million and $0.6 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.2 million and $0.4 million, respectively.

(3)	Reflects the weighted average exercise price per share.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2018 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2018	718	$4.19
Granted	1	2.39
Vested (1)	(274)	4.28
Forfeited	(22)	3.90
Unvested, December 31, 2018	423	4.15

(1)	The total fair value of CCOH options vested during the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $1.6 million and $2.7 million, respectively.
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
The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2018 ("Price" reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2018	3,900	$5.61
Granted	2,054	5.37
Vested (restriction lapsed)	(592)	8.09
Forfeited	(229)	5.64
Outstanding, December 31, 2018	5,133	5.23
Share-Based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $10.6 million, $12.1 million and $13.1 million, during the years ended December 31, 2018, 2017 and 2016, respectively.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $2.6 million, $4.2 million and $5.0 million, respectively.
As of December 31, 2018, there was $17.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2018, there was $15.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share
The following table presents the computation of loss per share for the years ended December 31, 2018, 2017 and 2016:

(In thousands, except per share data)	Years Ended December 31,
	2018	2017	2016
NUMERATOR:
Net loss attributable to the Company – common shares	$(201,910)	$(398,060)	$(302,056)

DENOMINATOR:
Weighted average common shares outstanding – basic	85,412	84,967	84,569
Stock options and restricted stock(1):	—	—	—
Weighted average common shares outstanding – diluted	85,412	84,967	84,569

Net loss attributable to the Company per common share:
Basic	$(2.36)	$(4.68)	$(3.57)
Diluted	$(2.36)	$(4.68)	$(3.57)

(1)
Outstanding stock options and restricted shares of 7.2 million, 8.3 million and 7.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

NOTE 10 – EMPLOYEE STOCK AND SAVINGS PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution.  Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications.  Contributions of $27.0 million, $29.0 million and $30.9 million to these plans for the years ended December 31, 2018, 2017 and 2016, respectively, were expensed.
iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in iHeartCommunications' sole discretion and iHeartCommunications retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2018 was approximately $11.2 million recorded in “Other assets” and $11.2 million recorded in “Liabilities subject

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to compromise”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2017 was approximately $12.1 million recorded in “Other assets” and $12.1 million recorded in “Other long-term liabilities”, respectively.

NOTE 11 — OTHER INFORMATION
The following table discloses the components of "Other income (expense)" for the years ended December 31, 2018, 2017 and 2016, respectively:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Foreign exchange gain (loss)	$(33,084)	$29,223	$(69,880)
Loss on investments, net	(1,276)	(4,872)	(12,907)
Other	(24,516)	(44,545)	(3,222)
Total other income (expense), net	$(58,876)	$(20,194)	$(86,009)
Other income (expense), net for the years ended December 31, 2018 and 2017 includes $23.1 million and $41.8 million, respectively, in expenses incurred in connection with negotiations with lenders and other activities related to our capital structure.
The following table discloses the increase (decrease) in other comprehensive income (loss) related to deferred income tax liabilities for the years ended December 31, 2018, 2017 and 2016, respectively:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Pension adjustments and other	$730	$(314)	$(1,044)
Total (increase) decrease in deferred tax liabilities	$730	$(314)	$(1,044)
The following table discloses the components of “Other current assets” as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Inventory	$18,416	$22,470
Deposits	6,278	7,516
Restricted cash	7,649	26,096
Other	25,745	26,456
Total other current assets	$58,088	$82,538
During 2017, CCOH established a separate bi-lateral letter of credit facility to issue additional letters of credit to be supported by cash collateral posted by the Company.  As of December 31, 2017, the amount of letters of credit issued under this facility totaled $24.7 million and was backed by cash collateral of $25.4 million, which is classified as Restricted cash. On June 1, 2018, a subsidiary of the Company's Outdoor advertising subsidiary, CCO, refinanced CCOH's senior revolving credit facility and replaced it with a receivables-based credit facility and the letters of credit that previously were supported by cash collateral were transferred to the receivables-based credit facility.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other assets” as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Investments in, and advances to, nonconsolidated affiliates	$27,636	$24,395
Other investments	45,169	80,320
Notes receivable	26,076	13,792
Prepaid expenses	7,105	3,423
Deposits	27,860	24,686
Prepaid rent	78,400	68,991
Non-qualified plan assets	11,200	12,116
Restricted cash	16,192	18,095
Other	42,602	32,449
Total other assets	$282,240	$278,267
The following table discloses the components of “Other long-term liabilities” as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Unrecognized tax benefits	$112,237	$110,054
Asset retirement obligation	43,981	47,093
Non-qualified plan liabilities	—	12,116
Deferred income	154,583	171,869
Deferred rent	109,385	177,334
Employee related liabilities	48,432	52,212
Other	21,211	39,961
Total other long-term liabilities	$489,829	$610,639
The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Cumulative currency translation adjustment	$(288,413)	$(283,746)
Cumulative unrealized gain on securities	—	1,058
Cumulative other adjustments	(29,617)	(31,030)
Total accumulated other comprehensive loss	$(318,030)	$(313,718)

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT DATA
The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Americas outdoor advertising segment consists of operations primarily in the United States. The International outdoor advertising segment primarily includes operations in Europe, Asia and Latin America.  The Other category includes the Company’s media representation business that is ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions for each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expense.
During the first quarter of 2018, the Company revised its segment reporting, as discussed in Note 1.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2018
Revenue	$3,436,955	$1,189,348	$1,532,357	$174,435	$—	$(7,315)	$6,325,780
Direct operating expenses	1,062,373	524,659	946,009	—	—	(93)	2,532,948
Selling, general and administrative expenses	1,271,152	199,688	323,230	105,779	—	(3,346)	1,896,503
Corporate expenses	—	—	—	—	341,094	(3,876)	337,218
Depreciation and amortization	177,775	166,806	148,199	13,502	24,621	—	530,903
Impairment charges	—	—	—	—	40,922	—	40,922
Other operating expense, net	—	—	—	—	(6,768)	—	(6,768)
Operating income (loss)	$925,655	$298,195	$114,919	$55,154	$(413,405)	$—	$980,518
Intersegment revenues	$160	$7,155	$—	$—	$—	$—	$7,315
Segment assets	$7,356,222	$2,782,662	$1,568,346	$168,498	$393,993	$(206)	$12,269,515
Capital expenditures	$75,377	$76,867	$129,962	$2,980	$11,138	$—	$296,324
Share-based compensation expense	$—	$—	$—	$—	$10,583	$—	$10,583
Year Ended December 31, 2017
Revenue	$3,442,963	$1,161,059	$1,427,643	$143,684	$—	$(6,918)	$6,168,431
Direct operating expenses	1,059,123	527,536	882,231	—	—	(166)	2,468,724
Selling, general and administrative expenses	1,245,741	197,390	301,823	100,322	—	(3,054)	1,842,222
Corporate expenses	—	—	—	—	315,596	(3,698)	311,898
Depreciation and amortization	233,757	179,119	141,812	14,967	31,640	—	601,295
Impairment charges	—	—	—	—	10,199	—	10,199
Other operating income, net	—	—	—	—	35,704	—	35,704
Operating income (loss)	$904,342	$257,014	$101,777	$28,395	$(321,731)	$—	$969,797
Intersegment revenues	$—	$6,918	$—	$—	$—	$—	$6,918
Segment assets	$7,318,941	$2,850,303	$1,568,388	$167,493	$355,528	$(222)	$12,260,431
Capital expenditures	$58,057	$70,936	$150,036	$890	$12,047	$—	$291,966
Share-based compensation expense	$—	$—	$—	$—	$12,078	$—	$12,078
Year Ended December 31, 2016
Revenue	$3,403,040	$1,187,180	$1,492,642	$171,593	$—	$(3,455)	$6,251,000
Direct operating expenses	975,463	528,769	889,550	1,255	—	—	2,395,037
Selling, general and administrative expenses	1,102,998	203,427	311,994	109,623	—	(1,924)	1,726,118
Corporate expenses	—	—	—	—	342,603	(1,531)	341,072
Depreciation and amortization	243,964	175,438	162,974	17,304	35,547	—	635,227
Impairment charges	—	—	—	—	8,000	—	8,000
Other operating income, net	—	—	—	—	353,556	—	353,556
Operating income (loss)	$1,080,615	$279,546	$128,124	$43,411	$(32,594)	$—	$1,499,102
Intersegment revenues	$—	$3,455	$—	$—	$—	$—	$3,455
Segment assets	$7,392,872	$3,046,369	$1,460,884	$237,435	$714,445	$(216)	$12,851,789
Capital expenditures	$73,221	$78,289	$146,900	$2,460	$13,847	$—	$314,717
Share-based compensation expense	$—	$—	$—	$—	$13,133	$—	$13,133

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue of $1.6 billion, $1.5 billion and $1.6 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2018, 2017 and 2016, respectively.  Revenue of $4.8 billion, $4.7 billion and $4.7 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2018, 2017 and 2016, respectively.
Identifiable long-lived assets of $566.1 million, $598.6 million and $540.4 million derived from the Company’s foreign operations are included in the Segment assets data above for the years ended December 31, 2018, 2017 and 2016, respectively. Identifiable long-lived assets of $1.2 billion, $1.3 billion and $1.4 billion derived from the Company’s U.S. operations are included in the Segment assets data above for the years ended December 31, 2018, 2017 and 2016, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)
	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$1,369,648	$1,328,876	$1,600,842	$1,589,637	$1,582,765	$1,536,757	$1,772,525	$1,713,161
Operating expenses:
Direct operating expenses	602,355	572,543	636,641	616,221	630,264	623,741	663,688	656,219
Selling, general and administrative expenses	472,987	450,786	451,490	447,509	457,757	438,796	514,269	505,131
Corporate expenses	78,734	78,362	79,626	77,158	84,193	77,967	94,665	78,411
Depreciation and amortization	151,434	146,106	147,644	147,795	120,700	149,749	111,125	157,645
Impairment charges	—	—	—	—	40,922	7,631	—	2,568
Other operating income (expense), net	(3,286)	31,084	(289)	6,916	(1,637)	(13,215)	(1,556)	10,919
Operating income	60,852	112,163	285,152	307,870	247,292	225,658	387,222	324,106
Interest expense(1)	418,397	455,337	107,600	463,232	99,255	470,250	97,679	475,317
Equity in earnings (loss) of nonconsolidated affiliates	157	(242)	(38)	240	172	(2,238)	729	(615)
Gain on extinguishment of debt	100	—	—	—	—	—	—	1,271
Other income (expense), net	(1,063)	(15,374)	(28,279)	1,647	(6,182)	50	(23,352)	(6,517)
Reorganization items, net	192,055	—	68,740	—	52,475	—	42,849	—
Income (loss) before income taxes	(550,406)	(358,790)	80,495	(153,475)	89,552	(246,780)	224,071	(157,072)
Income tax benefit (expense)	117,366	(30,684)	(146,785)	(17,408)	(17,769)	(2,051)	837	507,549
Consolidated net income (loss)	(433,040)	(389,474)	(66,290)	(170,883)	71,783	(248,831)	224,908	350,477
Less amount attributable to noncontrolling interest	(16,046)	364	3,609	5,591	1,705	1,659	10,003	(68,265)
Net income (loss)attributable to the Company	$(416,994)	$(389,838)	$(69,899)	$(176,474)	$70,078	$(250,490)	$214,905	$418,742

Net income (loss) to the Company per common share:
Basic	$(4.89)	$(4.60)	$(0.82)	$(2.08)	$0.82	$(2.94)	$2.51	$4.92
Diluted	$(4.89)	$(4.60)	$(0.82)	$(2.08)	$0.82	$(2.94)	$2.51	$4.88
The Company's Class A common shares are quoted for trading on the OTC / Pink Sheets Bulletin Board under the symbol IHRT.
(1) Excludes contractual interest of $66.3 million, $373.9 million, $372.6 million and $376.3 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
iHeartCommunications is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. In connection with the Reorganization, the Company is not recognizing management fees following the Petition Date. For the years ended December 31, 2018, 2017 and 2016, the Company recognized management fees and reimbursable expenses of $2.9 million, $15.2 million and $15.3 million, respectively.
Stock Purchases
On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries could purchase up to an aggregate of $100.0 million of the Company's Class A common stock and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications' discretion.  As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors. As of December 31, 2018, iHeartCommunications and its subsidiaries held 10,726,917 shares of CCOH's Class A Common Stock and all of CCOH's Class B common stock, which collectively represented 89.1% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock.
On December 3, 2015, CCH contributed 100,000,000 shares of CCOH’s Class B Common Stock to Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, as a capital contribution, to provide greater flexibility in support of future financing transactions, share dispositions and other similar transactions.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1, "Basis of Presentation", since the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at December 31, 2018 consisted of the following:

(In thousands)	December 31, 2018
Accounts payable	$32,807
Accrued expenses	23,277
Deferred taxes	644,926
Other long-term liabilities	87,096
Accounts payable, accrued and other liabilities	788,106
Debt subject to compromise	15,149,477
Accrued interest on debt subject to compromise	542,673
Long-term debt and accrued interest	15,692,150
Total liabilities subject to compromise	$16,480,256
Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan of Reorganization and it becomes effective. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

NOTE 16 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the year ended December 31, 2018 and were as follows:

(In thousands)	Year Ended December 31, 2018
Write-off of deferred long-term debt fees	$67,079
Write-off of original issue discount on debt subject to compromise	131,100
Debtor-in-possession refinancing costs	10,546
Loss on Liabilities subject to compromise settlement	275
Professional fees and other bankruptcy related costs	147,119
Reorganization items, net	$356,119
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases.
As of December 31, 2018, $47.5 million of Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Reorganization items, net of $6.7 million relating to the Debtor-in-possession financing costs were netted against the $125.0 million proceeds received from issuance of the DIP Facility.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
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
Debtors' Balance Sheet

(In thousands)	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$178,924
Accounts receivable, net of allowance of $26,347	866,088
Prepaid expenses	98,836
Other current assets	24,576
Total Current Assets	1,168,424
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	501,677
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,409,411
Other intangibles, net	196,741
Goodwill	3,412,753
OTHER ASSETS
Other assets	63,203
Total Assets	$7,752,209
CURRENT LIABILITIES
Accounts payable	$49,129
Intercompany payable	2,894
Accrued expenses	296,149
Accrued interest	766
Deferred income	120,328
Current portion of long-term debt	46,105
Total Current Liabilities	515,371
Other long-term liabilities	229,640
Liabilities subject to compromise[1]	17,511,976
EQUITY (DEFICIT)
Equity (Deficit)	(10,504,778)
Total Liabilities and Equity (Deficit)	$7,752,209
1 In connection with the cash management arrangements with CCOH, the Company maintains an intercompany revolving promissory note payable by the Company to CCOH (the "Intercompany Note"), which matures on May 15, 2019. Liabilities subject to compromise include the principal amount outstanding under the Intercompany Note, which totals $1,031.7 million as of December 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debtors' Statements of Operations

(In thousands)	Year Ended December 31, 2018
Revenue	$3,577,742
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,056,315
Selling, general and administrative expenses (excludes depreciation and amortization)	1,356,108
Corporate expenses (excludes depreciation and amortization)	188,937
Depreciation and amortization	210,914
Impairment charges	33,151
Other operating expense, net	(9,260)
Operating income	723,057
Interest expense, net[1]	357,181
Equity in loss of nonconsolidated affiliates	(140)
Gain on extinguishment of debt	5,667
Dividend income[2]	28,564
Other expense, net	(22,776)
Reorganization items, net	356,119
Income before income taxes	21,072
Income tax expense	(13,056)
Net income	$8,016
1 Includes interest incurred during the year ended December 31, 2018 in relation to the pre-petition and post-petition Intercompany Notes.
2 Consists of cash dividends received from Non-Debtor entities during the year ended December 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debtors' Statement of Cash Flows

(In thousands)	Year Ended December 31, 2018

Cash flows from operating activities:
Consolidated net income	$8,016
Reconciling items:
Impairment charges	33,151
Depreciation and amortization	210,914
Deferred taxes	3,643
Provision for doubtful accounts	21,003
Amortization of deferred financing charges and note discounts, net	11,871
Non-cash Reorganization items, net	252,392
Share-based compensation	2,066
Loss on disposal of operating and other assets	3,224
Equity in loss of nonconsolidated affiliates	140
Gain on extinguishment of debt	(5,667)
Barter and trade income	(10,873)
Other reconciling items, net	(273)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(35,771)
Increase in prepaid expenses and other current assets	(2,034)
Increase in accrued expenses	14,782
Increase in accounts payable	8,962
Increase in accrued interest	303,495
Decrease in deferred income	(14,963)
Changes in other operating assets and liabilities	(25,483)
Net cash provided by operating activities	778,595
Cash flows from investing activities:
Purchases of businesses	(74,272)
Purchases of property, plant and equipment	(85,012)
Proceeds from disposal of assets	642
Purchases of other operating assets	(305)
Change in other, net	(132)
Net cash used for investing activities	(159,079)
Cash flows from financing activities:
Draws on credit facilities	143,332
Payments on credit facilities	(258,308)
Payments on long-term debt	(358,911)
Net transfers to related parties	(65,666)
Change in other, net	(79)
Net cash used for financing activities	(539,632)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—
Net increase in cash, cash equivalents and restricted cash	79,884
Cash, cash equivalents and restricted cash at beginning of period	102,468
Cash, cash equivalents and restricted cash at end of period	$182,352

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable

ITEM 9A.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Remediation of Prior Year Material Weakness
As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based the assessment, management determined that we maintained effective internal control of financial reporting as of December 31, 2018, based on those criteria. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2017, we determined that there was a material weakness in internal control over financial reporting with respect to Clear Media Limited, our outdoor business in China. Clear Media Limited is an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange. Specifically, falsification of bank statements and other supporting documentation used to complete bank reconciliations, collusion and circumvention of controls enabled an employee of Clear Media Limited to misappropriate $10.2 million over several years and resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records.
The errors arising from the deficiencies identified at our China business are not material to the consolidated financial statements reported in any interim or annual period. However, the control deficiencies could have resulted in misstatements of the aforementioned accounts and disclosures that could have resulted in a material misstatement or omission to the annual or interim consolidated financial statements that would not have been prevented or detected in a timely manner. It was determined that our China business had control deficiencies related to: circumvention of controls and the related control environment through collusion and override of control processes; inadequate segregation of duties; and inadequate controls regarding the safeguarding of authorization mechanisms for bank accounts. We determined that these control deficiencies constituted a material weakness as of December 31, 2017.
During 2018, we implemented a plan of remediation to strengthen the internal controls over the cash management process and financial reporting of our China business.  The remediation plan implemented at Clear Media Limited included:
▪implementation of additional monitoring controls through revising and formalizing the cash and cash equivalent review processes;
▪enhancement of the formality and rigor of review and reconciliation procedures;
▪strengthening of the controls around access and use of banking authorization tokens and chops; and

▪formalization of the review and approval processes around related party transactions;
Based on the successful implementation and testing of these new and enhanced control processes, we have concluded that the material weakness reported has been remediated as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on Internal Control over Financial Reporting
We have audited iHeartMedia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 5, 2019 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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
/s/ Ernst & Young LLP
San Antonio, Texas
March 5, 2019

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
All other information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A, which we expect to file with the SEC within 120 days after our fiscal year end.
ITEM 11.  Executive Compensation
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A, which we expect to file with the SEC within 120 days after our fiscal year end.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by security holders(2)	5,949,520(3)	$33.70	4,194,040
Equity Compensation Plans not approved by security holders	—	—	—
Total	5,949,520	$33.70	4,194,040

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

(3)	This number includes shares subject to outstanding awards granted, of which 690,994 shares are subject to outstanding options and 5,258,526 shares are subject to outstanding restricted shares.
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

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements
2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2018, 2017 and 2016 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2016	$34,889	$27,390	$27,898	$(499)	$33,882
Year ended December 31, 2017	$33,882	$38,944	$25,800	$1,424	$48,450
Year ended December 31, 2018	$48,450	$28,429	$25,116	$(955)	$50,808

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments(3)	Period
Year ended December 31, 2016	$944,576	$109,285	$(49,577)	$(14,360)	$989,924
Year ended December 31, 2017	$989,924	$319,429	$(12,155)	$(344,861)	$952,337
Year ended December 31, 2018	$952,337	$71,799	$(2,835)	$(11,078)	$1,010,223

(1)
During 2016, 2017 and 2018, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions.  In addition, during 2016, 2017 and 2018 the Company recorded a valuation allowance of $61.5 million, $387.7 million and $61.5 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize those losses in future periods.

(2)
During 2016, 2017 and 2018, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. During 2016, the Company released valuation allowances in France in the amount of $43.3 million.

(3)
During 2016, 2017 and 2018, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions, as a result of the expiration of carryforward periods for net operating loss carryforwards, and as a result of foreign exchange rate movements. During 2017, the Company adjusted the carrying value of its U.S. federal deferred tax balance due to the U.S. federal tax reform bill that was enacted in 2017. The tax bill reduced the U.S. federal corporate tax rate to 21% and resulted in a reduction to the valuation allowance balance of $336.3 million during the period.

3. Exhibits.

Exhibit Number	Description
2.1
Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, dated January 22, 2019 (incorporated by reference to iHeartMedia Inc.’s Current Report on Form 8-K filed on January 28, 2019).

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

4.32
Indenture, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

4.33
Exchange and Registration Rights Agreement, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

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

10.83§
Second Amendment to Employment Agreement, effective as of February 27, 2018, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.01 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 1, 2018).

10.84*§	Third Amendment to Employment Agreement and First Amendment to Incentive Payment agreement, effective as of March 4, 2019, between Steven J. Macri and iHeartMedia, Inc.
10.85§
Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.86
Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.87§
iHeartMedia, Inc. 2015 Executive Long-Term Incentive Plan (Incorporated by reference to Appendix A to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.88§
iHeartMedia, Inc. 2015 Supplemental Incentive Plan (Incorporated by reference to Appendix B to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.89§
iHeartMedia, Inc. 2015 Executive Incentive Plan (Incorporated by reference to Appendix C to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.90*§	Form of Retention Bonus Agreement (Incorporated by reference to Exhibit 10.87 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).
10.91*§	iHeartMedia, Inc. 2017 Key Employee Incentive Plan (Incorporated by reference to Exhibit 10.88 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).
10.92
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

10.93
Third Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by iHeartCommunications, Inc., as maker, and Clear Channel Outdoor Holdings, Inc., as payee (Incorporated by reference to Exhibit 10.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.94
Second Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as maker, and iHeartCommunications, Inc., as payee (Incorporated by reference to Exhibit 10.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.95§
Employment Agreement Amendment, dated as of November 10, 2017, by and between Robert H. Walls, Jr. and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 16, 2017).

10.96
Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Clear Channel Outdoor Holdings, Inc.'s Quarterly Report on Form 10-Q filed May 4, 2017).

10.97§
Amendment No. 3 to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.98§
First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.99
Restructuring Support Agreement, dated March 16, 2018, by and among iHeartMedia, Inc., the subsidiaries party thereto, and the creditors and equityholders party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Current Report on Form 8-K filed on March 19, 2018).

10.100
Credit Agreement, dated as of June 14, 2018, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers thereto, Citibank N.A., as lender and administrative agent, the swing line lenders and letter of credit issuers named therein and other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on June 20, 2018).

10.101
Credit Agreement, dated as of June 1, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 6, 2018).

10.102
Amended and Restated Waiver and Consent No. 1, dated as of March 28, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (incorporated by reference to 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on April 2, 2018).

10.103
First Amendment to Credit Agreement, dated as of June 29, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on July 31, 2018).

10.104*§	Form of 2018 Key Employee Incentive Plan
10.105*§	Form of 2018 Key Employee Retention Plan
10.106*§	Form of 2019 Key Employee Incentive Plan
10.107*§	Form of 2019 Key Employee Retention Plan
21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ITEM 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2019.
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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2019
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	March 5, 2019
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	March 5, 2019
/s/ David C. Abrams David C. Abrams	Director	March 5, 2019
/s/ John N. Belitsos John N. Belitsos	Director	March 5, 2019
/s/ Frederic F. Brace Frederic F. Brace	Director	March 5, 2019
/s/ James C. Carlisle James C. Carlisle	Director	March 5, 2019
/s/ John P. Connaughton John P. Connaughton	Director	March 5, 2019
/s/ Charles H. Cremens Charles H. Cremens	Director	March 5, 2019
/s/ Matthew J. Freeman Matthew J. Freeman	Director	March 5, 2019
/s/ Laura Grattan Laura Grattan	Director	March 5, 2019
/s/ Blair E. Hendrix Blair E. Hendrix	Director	March 5, 2019
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Director	March 5, 2019
/s/ Scott M. Sperling Scott M. Sperling	Director	March 5, 2019