Form 10-K/A
period 2018-12-31
iHeartMedia, Inc.
filed 2019-03-29
CIK 1400891

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

DOCUMENTS INCORPORATED BY REFERENCE

None

IHEARTMEDIA, INC.

EXPLANATORY NOTE

iHeartMedia, Inc. (the “Company” or “iHeartMedia”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2019 (the “Original 2018 Form 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Original 2018 Form 10-K are replaced in their entirety with the information provided herein. This Form 10-K/A also amends Item 15 of Part IV of the Original 2018 Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

Except as expressly stated, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2018 Form 10-K or reflect events that occurred after the date of the Original 2018 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2018 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2018 Form 10-K.

On March 14, 2018, the Company, iHeartCommunications, Inc. (“iHeartCommunications”) and certain of the Company’s direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). Clear Channel Outdoor Holdings, Inc. (“CCOH” or “Clear Channel Outdoor”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases.

On January 22, 2019, the Debtors filed a modified fifth amended Plan of Reorganization (the “Plan of Reorganization”) and the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization is subject to certain conditions to its effectiveness, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, we currently anticipate the Plan of Reorganization will become effective and we will emerge from Chapter 11 during the second quarter of 2019.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Composition of the Board of Directors

Holders of iHeartMedia’s Class A common stock, voting as a separate class, are entitled to elect two members of the Board (the “public directors”). For the election of the other members of our Board, the holders of Class A common stock and Class B common stock will vote together as a single class. However, since several entities controlled by Bain Capital Private Equity, L.P. and its affiliates (collectively, “Bain Capital”) and Thomas H. Lee Partners, L.P. and its affiliates (collectively, “THL” and, together with Bain Capital, the “Sponsors”) hold a majority of the outstanding capital stock and voting power of iHeartMedia, the holders of iHeartMedia’s Class A common stock do not have sufficient voting power to elect the remaining 11 members of our Board. Pursuant to an amended and restated voting agreement (the “Voting Agreement”) entered into among B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Merger Co., Inc., iHeartMedia, Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III L.P. and Highfields Capital Management LP (collectively, with Highfields Capital I LP, Highfields Capital II LP and Highfields Capital III L.P., “Highfields”) on May 13, 2008, of the two members of the Board to be elected by holders of iHeartMedia’s Class A common stock, the parties to the Voting Agreement initially agreed that:

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

In December 2018, Highfields sold all of its shares of Class A common stock of iHeartMedia. Prior to that sale, so long as Highfields owned no less than five percent of the Class A common stock of iHeartMedia, iHeartMedia will nominate two candidates for election by the holders of Class A common stock, of which one candidate (who initially was Mr. Jacobson) will be selected by Highfields Capital Management, and one candidate (who initially was Mr. Abrams) will be selected by the Nominating and Corporate Governance Committee after consultation with Highfields Capital Management. iHeartMedia also has agreed that until the termination of the Voting Agreement and subject to the fiduciary duties of its Board, iHeartMedia will cause at least one of the public directors to be appointed to each of the primary standing committees of the Board and, if such public director shall cease to serve as a director of iHeartMedia or otherwise is unable to fulfill his or her duties on any such committee, iHeartMedia shall cause the director to be succeeded by another public director. In July 2016, Mr. Abrams resigned from the Audit Committee, and the Board appointed Mr. Brace to the Audit Committee to succeed Mr. Abrams. Although Mr. Brace is not a public director as defined in the Voting Agreement, Mr. Jacobson agreed on behalf of Highfields that Mr. Brace may succeed Mr. Abrams on the Audit Committee notwithstanding the terms of the Voting Agreement because Mr. Brace is independent for purposes of Audit Committee service as defined by the rules and regulations of the SEC and iHeartMedia’s independence standards.

Following the effectiveness of the Plan of Reorganization, the Voting Agreement will be terminated. In addition, in connection with the Plan of Reorganization, the Sponsors will no longer hold a majority or our outstanding capital stock and our directors will be elected by the holders of the majority of our outstanding capital stock and voting power following our emergence from the Chapter 11 Cases.

Set forth below is information regarding our directors as of March 29, 2019.

David C. Abrams, age 58, is the managing member of Abrams Capital, a Boston-based investment firm he founded in 1999. Abrams Capital manages approximately $9 billion in assets across a wide spectrum of investments. Mr. Abrams has been one of our directors since July 30, 2008. Mr. Abrams also serves on the boards of directors or the board of managers, as applicable, of iHeartCommunications and iHeartMedia Capital I, LLC and several private companies. Mr. Abrams previously served on the board of directors of Crown Castle International, Inc. Mr. Abrams received a B.A. from the University of Pennsylvania. He serves as an overseer of the College of Arts and Sciences at the University of Pennsylvania. Mr. Abrams was selected to serve as a member of our Board because of his experience in acquisitions and financings gained through his work at Abrams Capital and his strategic experience gained through serving on the boards of directors of public and private companies.

John N. Belitsos, age 39, is a Principal at Bain Capital. Prior to joining Bain Capital in 2005, Mr. Belitsos worked at Goldman Sachs where he focused primarily on mergers and acquisitions for companies in the technology, media, and telecommunications industries. Mr. Belitsos also serves on the board of directors of Toys “R” Us, and previously served on the board of directors of Gymboree and D&M Holdings, Inc. (Denon & Marantz). Mr. Belitsos holds an A.B. in Economics from Harvard College and an M.B.A. from Harvard Business School. Mr. Belitsos was selected as a member of our Board because of his knowledge of the media and technology industries gained as an investor at Bain Capital.

Frederic F. Brace, age 61, has been a director of the Company since May 12, 2016. His experience includes: Midstates Petroleum Company, Inc. (exploration and production company) (in 2016, Midstates Petroleum Company, Inc. filed for protection under Chapter 11 of the Bankruptcy Code): President and Chief Executive Officer (since 2015); Beaucastel LLC (consulting): Chairman and Chief Executive Officer (since 2012); Niko Resources, Ltd. (exploration and production company): President (2014) and Senior Advisor (2013); The Great Atlantic & Pacific Tea Company (retail grocery chain) (in 2010, The Great Atlantic & Pacific Tea Company filed for protection under Chapter 11 of the Bankruptcy Code; it emerged from bankruptcy in 2012): Executive Vice President, Chief Administrative Officer and Chief Restructuring Officer (2010-2012) and Chief Financial Officer (2011-2012); UAL Corporation (NYSE: UAL) (now United Continental Holdings, Inc.): Executive Vice President and Chief Financial Officer and various senior management positions (1988-2008). Mr. Brace is currently a director of: Anixter International (NYSE: AXE), and M&G Chemicals; and is a former director of: Midstates Petroleum Company, Inc. (2015 – 2018), GenOn (2015 – 2018), Sequa Corp. (2015 – 2017), Niko Resources (2015 – 2017), CoreVest Financial (2011-2016), Edison Mission Energy (2012-2014), The Great Atlantic & Pacific Tea Company and The Standard Register Company (2014-2015). Mr. Brace received his BS in Industrial Engineering from the University of Michigan and his MBA with a specialization in finance from the University of Chicago Graduate School of Business. Mr. Brace was selected as a member of our Board because his executive management experience and independence bring valuable skills and insight to the Board. Further, Mr. Brace has extensive experience serving on public and private company boards throughout his career.

Richard J. Bressler, age 61, was appointed as our President and Chief Financial Officer, as President and Chief Financial Officer of iHeartCommunications and iHeartMedia Capital I, LLC and as Chief Financial Officer of CCOH on July 29, 2013 and as our Chief Operating Officer on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young LLP since 1979. Mr. Bressler has been one of our directors since May 2007. Mr. Bressler also currently is a director of iHeartCommunications, Civic Entertainment, Seacrest Global Group, LLC and Gartner, Inc. and a member of the board of managers of iHeartMedia Capital I, LLC. Mr. Bressler previously served as a member of the boards of directors of American Media Operations, Inc., Nielsen Holdings B.V., Mobile Search Security, LLC and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University. Mr. Bressler was selected to serve as a member of our Board for his experience in and knowledge of the industry gained through his various positions with Viacom and Time Warner as well as his knowledge of finance and accounting gained from his experience at THL and Ernst & Young LLP.

James C. Carlisle, age 43, is a Managing Director at THL. Prior to joining THL in 2000, Mr. Carlisle worked at Goldman, Sachs & Co. in the Financial Institutions Group. Mr. Carlisle has been one of our directors since March 20, 2013. Mr. Carlisle also currently is a board observer at Univision Communications, Inc., a director of iHeartCommunications, Material Handling Systems, Inc. and Ten-X, LLC, and a member of the board of managers of iHeartMedia Capital I, LLC. Mr. Carlisle previously served as a director of CCOH and Agencyport Software Corporation. Mr. Carlisle holds a B.S.E., summa cum laude, in Operations Research from Princeton University and an M.B.A. from Harvard Business School. He also serves as a member of the board of directors of The Massachusetts Eye and Ear Infirmary and is an active contributor to the National Park Foundation. Mr. Carlisle was selected to serve as a member of our Board based on his experience evaluating strategies, operations and risks gained through his work at Goldman, Sachs & Co. and THL, as well as his experience serving as a director for other media companies.

John P. Connaughton, age 53, is the Co-Managing Partner of Bain Capital and has been a Managing Director since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the media, technology and medical industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he advised Fortune 500 companies. Mr. Connaughton has been one of our directors since May 2007. Mr. Connaughton also currently serves as a director of iHeartCommunications, IQVIA Holdings, Inc., and The Boston Celtics and is a member of the board of managers of iHeartMedia Capital I, LLC. Mr. Connaughton previously served as a member of the boards of directors of Warner Music Group Corp., HCA Holdings, Inc. (Hospital Corporation of America), SunGard Data Systems, Inc., AMC Entertainment Inc., Stericycle Inc., CRC Health Corporation, Warner Chilcott plc, CMP Susquehanna Holdings Corp., Bio Products Laboratory, Grupo Notre Dame Intermedica, Air Medical Holdings, Inc., and Beacon Health Options, Inc. He also volunteers for a variety of charitable organizations, serving as a member of The Berklee College of Music Board of Trustees and the UVA McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in Commerce from the University of Virginia and an M.B.A. from Harvard Business School. Mr. Connaughton was selected to serve as a member of our Board because of his knowledge of and experience in the industry gained from his various positions with Bain Capital and his service on various boards of directors.

Charles H. Cremens, age 64, has been a director of the Company since May 12, 2016. Mr. Cremens is currently a director of U.S. Steel Canada (steel producer) (since 2014) and PCI Liquidating Trust (since 2017). Mr. Cremens is also currently a director of Bluestem Brands (formerly known as Capmark Financial Group) and serves as the chairman of the Audit Committee and a member of the Finance

Committee. He was formerly a director of Southcross Holdings (2016), Aspect Software (2015-2016), Patriot Coal (2013-2015), Tactical Holdings (2012), Conexant Systems, Inc. (2012), Kerzner International (2010-2012), Intrawest Holdings (2009-2012), General Growth Properties (2008-2009), Specialty Brands (2007-2017), Energy Future Holdings (2014 – 2018), and Payless Holdings (2017). He was President and Chief Executive Officer of Spirit Finance Corp. (2009-2011) during its restructuring. Mr. Cremens received his Bachelor’s degree from Williams College. Mr. Cremens was selected as a member of our Board because his executive management experience and independence bring valuable skills and insight to the Board. Further, Mr. Cremens has extensive experience serving on public and private company boards throughout his career.

Matthew J. Freeman, age 49, has been one of our directors since December 14, 2012 and also serves on the board of directors or board of managers, as applicable, of iHeartCommunications and iHeartMedia Capital I, LLC. He has been a Managing Director at Bain Capital since 2017 and a member of the firm since 2012. From 2010 until he joined Bain Capital in 2012, Mr. Freeman served in multiple capacities for The Interpublic Group of Companies, Inc. (a global advertising and marketing services company), including as CEO of its Mediabrands Ventures unit and as Vice Chairman and Global Chief Innovation Officer of its McCann Erickson unit. Prior thereto, Mr. Freeman was the CEO of an online media company, Betawave, from 2009 to 2010 and served as CEO of the Tribal DDB Worldwide unit of Omnicom Group Inc. (a global advertising, marketing and corporate communications company) from 1998 to 2009. Mr. Freeman, who graduated from Dartmouth College and the School of Visual Arts, currently serves as Chairman of Advertising Week and has served on the boards of the Advertising Club of New York and the American Association of Advertising Agencies (4As) and is a member of the Marketing Advisory Board of the Museum of Modern Art (MoMA). Mr. Freeman also has been inducted into the American Advertising Federation Hall of Achievement. Mr. Freeman was selected to serve as a member of our Board because of his experience in the media and advertising industries.

Laura A. Grattan, age 37, is a Managing Director at THL. Ms. Grattan joined THL in 2005. Prior to THL, Ms. Grattan worked in the Private Equity Group at Goldman, Sachs & Co. She has been one of our directors since April 7, 2016 and she was also appointed as a member of the board of managers of iHeartMedia Capital I, LLC and the board of directors of iHeartCommunications. Ms. Grattan is currently a director of Alfresco Software, Inc., Juvare and iHeartMedia, Inc. and a board observer at Univision Communications, Inc. Ms. Grattan previously served on the board of director of inVentiv Health, Inc. and West Corporation. Ms. Grattan holds an A.B., summa cum laude, in Economics from Dartmouth College and an M.B.A. from Harvard Business School. Ms. Grattan was selected to serve as a member of our Board based on her experience addressing financial, strategic and operating issues in various positions with Goldman, Sachs & Co. and her service on various boards of directors.

Blair E. Hendrix, age 54, is a Managing Director of Bain Capital and the Head of the firm’s operationally focused Portfolio Group for North America. Mr. Hendrix joined Bain Capital in 2000. Prior to joining Bain Capital, Mr. Hendrix was Executive Vice President and Chief Operating Officer of DigiTrace Care Services, Inc. (now SleepMed), a national healthcare services company he co-founded. Earlier in his career, Mr. Hendrix was employed by Corporate Decisions, Inc. (now Mercer Management Consulting), a management consulting firm. Mr. Hendrix has been one of our directors since August 2008. Mr. Hendrix also currently serves as a director of iHeartCommunications and CCOH, and as a member of the board of managers of iHeartMedia Capital I, LLC. He previously served as a director of Keystone Automotive Operations, Inc., Innophos Holdings, Inc., SMTC Corporation, BMC Software, and TWCC Holdings Corp. (The Weather Channel). Mr. Hendrix received a B.A. from Brown University, awarded with honors. Mr. Hendrix was selected to serve as a member of our Board because of his operational knowledge gained through his experience with Bain Capital and in management consulting.

Jonathon S. Jacobson, age 57, is the founder, Chief Investment Officer and Chief Executive Officer of Highfields Capital Management LP, a Boston-based investment management firm that invests globally on behalf of endowments, foundations, pension funds and other institutional investors. Prior to founding Highfields in 1998, Mr. Jacobson spent eight years as a senior portfolio manager at Harvard Management Company, Inc. (“HMC”), which is responsible for investing Harvard University’s endowment. Before that, he held positions at Lehman Brothers in New York and at Merrill Lynch Capital Markets in New York and Sydney, Australia. Mr. Jacobson has been one of our directors since July 30, 2008 and also serves as a director of iHeartCommunications and as a member of the board of managers of iHeartMedia Capital I, LLC. He is also a past member of the Asset Managers’ Committee of the President’s Working Group on Financial Markets, formed in 2007 to foster a dialogue with the Federal Reserve Board and Department of the Treasury on issues of significance to the investment industry. Mr. Jacobson received an M.B.A. from Harvard Business School in 1987 and graduated magna cum laude with a B.S. in Economics from Wharton School, University of Pennsylvania in 1983. Mr. Jacobson was selected to serve as a member of our Board because of his knowledge of finance and capital markets gained through his investment experience at Highfields and other investment funds.

Robert W. Pittman, age 65, was appointed as our Chairman and as Chairman of iHeartCommunications in May 17, 2013, prior to adding the Chairmanship he was the Chief Executive Officer and a director of ours and iHeartCommunications and a director of CCOH in October 2011. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC in April 2013, and as Chairman and Chief Executive Officer of CCOH in March, 2015. Prior to October 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for us and iHeartCommunications since November 2010. He was the founding member and investor in the Pilot Group LP, a private equity investment company, since April 2003.

Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Earlier in his career, he was the programmer who led the team that created MTV and was later CEO of MTV Networks, Inc. and CEO of Six Flags Theme Parks, Inc., Time Warner Enterprises, Inc. and Century 21 Real Estate Corporation. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.

Scott M. Sperling, age 61, is Co-President of THL. Prior to joining THL in 1994, Mr. Sperling was Managing Partner of The Aeneas Group, Inc., the private capital affiliate of Harvard Management Company, for more than ten years. Before that he was a senior consultant with the Boston Consulting Group. Mr. Sperling has been one of our directors since May 2007. Mr. Sperling also currently serves as a director of iHeartCommunications and Thermo Fisher Scientific Inc. and a member of the board of managers of iHeartMedia Capital I, LLC. He previously served as a director of Vertis, Inc., Warner Music Group Corp. and several private companies. Mr. Sperling also is active in numerous community activities, including serving as Chairman of the Board of Partners Healthcare and as a member of Harvard Business School’s Board of Dean’s Advisors and Harvard Business School’s Rock Center for Entrepreneurship. He previously served as a director of the Brigham & Women’s / Faulkner Hospital Group and as Chairman of The Citi Center for Performing Arts. Mr. Sperling received an M.B.A. from Harvard Business School and a B.S. from Purdue University. Mr. Sperling was selected as a member of our Board because of his operational and strategic knowledge gained through his experience at THL and various directorships.

Executive Officers

Set forth below is information regarding our executive officers as of March 29, 2019. Information regarding Robert W. Pittman, our Chief Executive Officer, and Richard J. Bressler, our President, Chief Operating Officer and Chief Financial Officer, is set forth above under “Directors.”

Scott R. Wells, age 50, is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH and was appointed to this position on March 3, 2015. Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of the Achievement Network (ANet), where he is Chairman and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare, age 63, is the Chairman and Chief Executive Officer—Clear Channel International at each of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of iHeartMedia, iHeartCommunications and CCOH since January 24, 2012 and as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013. Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of CCOH since September 1, 2009. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002. It is expected that Mr. Eccleshare will become the Chief Executive Officer of CCOH upon effectiveness of the Plan of Reorganization and the Separation.

Steven J. Macri, age 50, is the Senior Vice President-Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH and the Chief Financial Officer of iHeartMedia’s iHM segment. Mr. Macri was appointed Senior Vice President—Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH on September 9, 2014 and as the Chief Financial Officer of iHeartMedia division on October 7, 2013. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008. He has an MBA from New York University Stern School of Business and a B.S. in Accounting from Syracuse University.

Scott D. Hamilton, age 49, is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartCommunications and CCOH in April 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia Capital I, LLC in April 2013. Prior to April 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc., a multinational telecommunications company, from October 2008 to April 2010. Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004. Prior thereto, Mr. Hamilton was employed by PwC from September 1992 until September 2004 in various roles including audit, global capital markets transaction services based in London, UK and technical accounting consulting services as part of PwC’s national office. Mr. Hamilton earned a Bachelor’s of Business Administration degree in Accounting from Abilene Christian University.

Robert H. Walls, Jr., age 58, is the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and CCOH. Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartCommunications and CCOH on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of iHeartMedia Capital I, LLC on April 26, 2013. On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for iHeartMedia Capital I, LLC, iHeartCommunications and CCOH, in addition to his existing offices. Mr. Walls served in the Office of the Chief Executive Officer for iHeartMedia Capital I, LLC and iHeartCommunications until October 2, 2011, and served in the Office of the Chief Executive Officer for CCOH until January 24, 2012. Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013. On November 28, 2018, the Company announced that Mr. Walls will step down from his position with the Company on the effective date of the Plan of Reorganization.

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

The Audit Committee

The Audit Committee assists the Board in its general oversight of iHeartMedia’s financial reporting, internal control and audit functions. Audit Committee member Frederic F. Brace has been designated by our Board as an “Audit Committee Financial Expert,” as defined by the SEC. The Audit Committee met six times during 2018. Mr. Brace is independent for purposes of Audit Committee service, as defined by the standards of the rules and regulations of the SEC and iHeartMedia’s independence standards.

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

•	review information technology procedures and controls, including as they relate to data privacy and cyber-security;

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

The Compensation Committee

The Compensation Committee determines compensation arrangements for executive officers, administers iHeartMedia’s performance-based cash compensation plans and makes recommendations to the Board concerning the compensation, if any, of directors of iHeartMedia and its subsidiaries (except with respect to matters related to the compensation of the directors and certain officers of iHeartMedia’s publicly traded indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”)). The Compensation Committee met eight times during 2018. Compensation Committee member Jonathon S. Jacobson is independent as defined by iHeartMedia’s independence standards.

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

•

review and discuss with management the Compensation Discussion and Analysis and, based on that review and discussion, recommend to the Board that the Compensation Discussion and Analysis be included in the proxy statement or annual report on Form 10-K;

•	produce a Compensation Committee report on executive compensation for inclusion in the proxy statement or annual report; and

•	make recommendations to the Board regarding compensation, if any, of the Board.

The full text of the Compensation Committee’s charter can be found on our website at www.iheartmedia.com.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s primary responsibilities, which are discussed in detail within its charter, include the following:

•	identify individuals qualified to become Board members;

•	receive nominations for qualified individuals and review recommendations put forward by the Chief Executive Officer or recommended by stockholders;

•	establish any qualifications, desired background, expertise and other selection criteria for members of the Board and any committee; and

•	recommend to the Board the director nominees for the next annual meeting of stockholders.

The Nominating and Corporate Governance Committee met one time in 2018. Committee member Jonathon S. Jacobson is independent as defined by iHeartMedia’s independence standards. The full text of the Nominating and Corporate Governance Committee’s charter can be found on our website at www.iheartmedia.com.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

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

Overall, we have designed our compensation program to:

•	support our business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results and by rewarding achievement;

•	recruit, motivate and retain executive talent; and

•	align executive performance with stockholder interests.

We seek to achieve these objectives through a variety of compensation elements, as summarized below:

Element	Form	Purpose
Base salary	Cash	Provide a competitive level of base compensation in recognition of responsibilities, value to the Company and individual performance

Bonus	Cash	Through the annual incentive plan, the Key Employee Incentive Plan, discretionary bonuses and SIP bonus opportunities, recognize and provide an incentive for performance that achieves specific corporate and/or individual goals intended to correlate closely with the growth of long-term stockholder value, and, through special retention bonuses for key employees, incentivize and retain top talent

Long-Term Incentive Compensation	Generally stock options, restricted stock, restricted stock units or other equity-based compensation	Incentivize achievement of long-term goals, enable retention and/or recognize achievements and promotions—in each case aligning compensation over a multi-year period directly with the interests of stockholders by creating an equity stake

Other benefits and prerequisites	Retirement plans, health and welfare plans and certain perquisites (such as relocation benefits and payment of legal fees in connection with promotions/new hires, personal use of aircraft, transportation and
	other services)	Provide tools for employees to pursue financial security through retirement benefits, promote the health and welfare of all employees and provide other specific benefits of value to individual executive officers

Severance	Varies by circumstances of separation	Facilitate an orderly transition in the event of management changes

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

Compensation Practices

Our named executive officers for fiscal year 2018 are as follows:

•	Robert W. Pittman, our Chairman and Chief Executive Officer;

•	Richard J. Bressler, our President, Chief Operating Officer and Chief Financial Officer;

•	C. William Eccleshare, our Chairman and Chief Executive Officer of CCOH’s International division (“CCI”);

•	Scott R. Wells, our Chief Executive Officer of CCOH’s Americas division (“CCOA”); and

•	Steven J. Macri, our Senior Vice President — Corporate Finance of iHeartMedia, Inc.

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

Mr. Eccleshare’s base salary increased to $1,000,000 in connection with his promotion to serve as our Chief Executive Officer—Outdoor and Chief Executive Officer of our subsidiary, CCOH, on January 24, 2012. Mr. Eccleshare’s base salary remained at that level for 2018.

In March 2015, we hired Mr. Wells as Chief Executive Officer—Clear Channel Outdoor Americas. Under his employment agreement, Mr. Wells was provided an initial base salary of $750,000. His base salary remained at that level for 2018.

In October 2013, we hired Mr. Macri as Executive Vice President and Chief Financial Officer of our iHeartMedia division. Mr. Macri was named our Senior Vice President - Corporate Finance on September 9, 2014. Under his employment agreement, Mr. Macri was provided an initial base salary of $640,000. His base salary was increased to $700,000 on March 1, 2016 and remained at that level for 2018.

For a more detailed description of the employment agreements for our named executive officers, please refer to “Executive Compensation—Employment Agreements with the Named Executive Officers.”

Annual Incentive Cash Compensation

In 2017, in light of the liquidity constraints facing iHeartMedia, iHeartMedia’s Compensation Committee began to use a key employee incentive plan. In 2018, iHeartMedia continued using a key employee incentive plan in lieu of making awards under the iHeartMedia Executive Incentive Plan.

In 2018, Messrs. Eccleshare and Mr. Wells continued to receive bonuses under the CCOH 2015 Executive Incentive Plan (the “CCOH Annual Incentive Plan”), which is administered by the CCOH Compensation Committee.

2018 Key Employee Incentive Plan

On May 1, 2018, iHeartMedia’s Compensation Committee approved the terms and conditions governing the iHeartMedia, Inc. 2018 Key Employee Incentive Plan (the “2018 KEIP”) and quarterly bonus opportunities for the second, third and fourth quarters of 2018 for certain key employees of the Company (each, a “Quarterly Bonus”). The 2018 KEIP and the quarterly bonus opportunities described below were approved by the United States Bankruptcy Court for the Southern District of Texas on June 19, 2018. Under the 2018 KEIP, Mr. Pittman, Mr. Bressler and Mr. Macri were eligible to earn aggregate bonuses of up to $12,787,500, $7,287,500 and $1,512,500, respectively, representing the Quarterly Bonuses for the first quarter of 2018, which were paid on February 23, 2018, plus the maximum bonus opportunity of 150% of target for each of the second, third and fourth quarters of 2018.

In developing the 2018 KEIP, iHeartMedia’s Compensation Committee recognized that the executive officers not only continued to perform their preexisting job functions, but also took on more responsibilities as a result of the iHeartMedia Chapter 11 Cases. The executive officers’ additional responsibilities included developing and implementing the reorganization strategy, participating in Bankruptcy Court hearings and meetings with stakeholders and other parties, reviewing court filings and required reports, and responding to creditor inquiries and requests from the U.S. Trustee—all in addition to their other daily responsibilities and duties.

In its review of the 2018 KEIP, Willis Towers Watson (“Willis”), iHeartMedia’s Compensation Committee’s compensation consultant, compared the award opportunities under the 2018 KEIP against other executive compensation programs, specifically with respect to the types of metrics, payout range, and the individual award opportunities, as well as conducted a benchmarking analysis of the compensation levels for the executive officers. The analysis provided by Willis confirmed that the 2018 KEIP is consistent with market practice and provide a reasonable award opportunity to executive officers given the facts and circumstances of iHeartMedia’s restructuring efforts. Willis also concluded that total direct compensation for the executive officers under the 2018 KEIP will be 3% above the 50th percentile of media industry market data, on average, at target performance levels, and that level is reasonable in light of competitive market practices for similar companies.

The 2018 KEIP became effective as of May 1, 2018 and continued until December 31, 2018. Each participant in the 2018 KEIP had the opportunity to earn (i) a quarterly performance bonus of 25% of the applicable Target Bonus for the second, third and fourth quarters in 2018, depending upon the extent to which a quarterly OIBDAN performance goal (the “OIBDAN Performance Goal”) was achieved for such quarter, and (ii) in the third and fourth quarters of 2018, if the target OIBDAN Performance Goal for that quarter was exceeded, a “catch up” payment, depending upon the extent to which a cumulative performance goal based on the relevant qualitative or quantitative metric was achieved for the portion of the year through the end of such quarter. The 2018 KEIP set forth threshold, target and maximum bonus opportunities as follows: 50% of the target Quarterly Bonus was payable for achievement of 85% of the OIBDAN Performance Goal, 100% of the target Quarterly Bonus was payable for achievement of the OIBDAN Performance Goal, and, for the fourth quarter only, 150% of the target Quarterly Bonus was payable for achievement of 115% of the OIBDAN Performance Goal. Payments were determined based on linear interpolation between threshold and target, and target and maximum, performance levels. No payments were made in excess of the target amounts for each of the second and third quarters of 2018 (on either a quarterly or cumulative basis) until the conclusion of the fourth quarter of 2018. Payments in excess of the target amounts were to be made following the conclusion of the fourth quarter of 2018 only to the extent any excess was earned on a cumulative basis through the fourth quarter of 2018. The Company’s OIBDAN performance exceeded the quarterly target performance goal for each of the second, third and fourth quarters of 2018, and the Company’s cumulative OIBDAN performance exceeded the cumulative target performance goal for 2018. Accordingly, Messrs. Pittman, Bressler and Macri received their respective target bonuses for the second, third and fourth quarters of 2018 and cumulative catch-up payments at the end of 2018 of $743,535, $423,735 and $87,945, respectively.

For each participant, the applicable OIBDAN Performance Goals are based on either Radio Segment OIBDAN or Consolidated OIBDAN of the Company’s consolidated group. The awards for each of Messrs. Pittman, Bressler and Macri were based on Consolidated OIBDAN. The threshold, target and maximum OIBDAN Performance Goals, and the Company’s Consolidated OIBDAN performance, for each of the second, third and fourth quarters, are set forth below:

Consolidated OIBDAN (in Millions)

Quarter Ending:	June 30, 2018	September 30, 2018	December 31, 2018
Quarterly Threshold Performance Goal	$371	$342	$456
Quarterly Target Performance Goal	$437	$402	$537
Quarterly Maximum Performance Goal	N/A	N/A	$618
Quarterly Performance Actual	$449	$433	$538
Cumulative Threshold Performance Goal	N/A	$713	$1,169
Cumulative Target Performance Goal	N/A	$839	$1,376
Cumulative Maximum Performance Goal	N/A	N/A	$1,583
Cumulative Performance Actual	N/A	$882	$1,420

In order to earn a Quarterly Bonus for any quarter, a participant must generally remain employed by the Company through the end of the applicable quarter, except that the payment of the first quarter’s Quarterly Bonus was required to be repaid if the recipient was terminated for “Cause” or voluntarily resigned without “good reason” before March 31, 2019. A participant whose employment with the Company terminates due to death or disability or by the Company without “cause” or by the participant for “good reason” prior to the end of the applicable quarter will receive a pro-rated portion of the bonus that would otherwise have been earned for that quarter.

The Quarterly Bonus opportunities for each of Messrs. Pittman, Bressler and Macri, and the actual payouts for each of them, are set forth under “—Summary of 2018 Cash Incentive Payments for each Named Executive Officer” below.

2018 Retention Bonus Awards

Pursuant to an amendment to his employment agreement in December 2017, Mr. Eccleshare was paid a retention award of $875,000 on January 1, 2018, which is as compensation under the “Bonus” column in the Summary Compensation Table for 2018. This retention award is subject to his continued employment through June 30, 2019. He will also receive an additional retention payment of $875,000 on January 1, 2020 subject to his continued employment through June 30, 2020. Half of the retention bonus for Mr. Eccleshare will be paid after 2018, subject to continued employment, which the Compensation Committee of CCOH believed would enhance the retention value of the bonus.

Supplemental Incentive Plan

Administration. Messrs. Pittman, Bressler and Macri and other key executives of iHeartMedia participate in the iHeartMedia 2015 Supplemental Incentive Plan (the “iHeartMedia SIP”). Mr. Eccleshare participates in the CCOH 2015 Supplemental Incentive Plan (the “CCOH SIP”). iHeartMedia’s stockholders approved the iHeartMedia SIP and CCOH’s stockholders approved the CCOH SIP in May 2015.

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

In 2018, Mr. Eccleshare received a SIP bonus opportunity based on certain qualitative performance objectives, which contributed to CCI’s performance.

Analysis. For 2018, the individual performance-based goals applicable to Mr. Eccleshare are set forth under “—Summary of 2018 Cash Incentive Payments for each Named Executive Officer” below. Following the end of 2018, CCOH’s Compensation Committee determined that Mr. Eccleshare met his performance objectives, and Mr. Eccleshare’s 2018 SIP bonus was earned at 100% of target. CCOH’s Compensation Committee believed that the payment of SIP awards in increments over a three-year period, subject to continued employment, would enhance the retention value of these awards.

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

CCOH Annual Executive Incentive Plan

Administration. Mr. Eccleshare, Mr. Wells and other key executives of CCOH participate in the CCOH Annual Incentive Plan. CCOH’s stockholders approved the CCOH Annual Incentive Plan in May 2015.

The CCOH Annual Incentive Plan is administered by CCOH’s Compensation Committee. The CCOH Annual Incentive Plan is intended to provide an incentive to the named executive officers and other selected key executives to contribute to the growth, profitability and increased stockholder value and to retain such executives. Under the CCOH Annual Incentive Plan, participants are eligible for performance-based awards, which represent the conditional right to receive cash or other property based upon the achievement of pre-established performance goals within a specified performance period. CCOH’s Compensation Committee determines the compensation levels and performance goals of Mr. Eccleshare and Mr. Wells, which are reviewed by iHeartMedia’s Compensation Committee.

The 2018 annual incentive bonuses were based on the following performance goals (as further described below): (1) Mr. Eccleshare’s performance goals were based upon achievement of a targeted OIBDAN level for CCI and certain qualitative performance objectives, which contributed to CCI’s performance; and (2) Mr. Wells’ performance goals were based on the achievement of a targeted OIBDAN level for CCOA, and certain qualitative performance objectives, which contributed to CCOA’s performance.

The annual incentive bonus amounts are determined according to the level of achievement of the objective OIBDAN-based performance goals and the individual qualitative performance goals. No award is earned under the objective performance goal below a minimum threshold of performance (90% of the applicable target OIBDAN for each individual) and a maximum amount is earned under the objective performance goal for performance at or above a maximum level (115% of the applicable target OIBDAN for each individual). The CCOH Compensation Committee may, in its discretion, reduce the awards earned pursuant to either the objective or individual qualitative performance goals, as applicable.

The CCOH Compensation Committee follows the process set forth below to determine the annual incentive bonuses and the additional bonus opportunities for the named executive officers:

•	at the outset of the fiscal year:

•	set performance goals for the year for CCOH and the operating divisions;

•	set individual performance goals for each participant; and

•	set a target and maximum annual incentive bonus and a maximum additional bonus opportunity for each applicable participant; and

•

after the end of the fiscal year, determine the earned amounts by measuring actual performance against the predetermined goals of CCOH and the operating divisions, as well as any individual performance goals.

Analysis. In determining whether the 2018 financial performance goals were met, the CCOH Compensation Committee considered the financial results of CCOH and the operating divisions from January 1, 2018 to December 31, 2018. For 2018, the individual performance-based goals applicable to the named executive officers are set forth under “—Summary of 2018 Cash Incentive Payments for each Named Executive Officer” below.

Summary of 2018 Cash Incentive Payments for each Named Executive Officer

Robert W. Pittman

iHeartMedia’s Compensation Committee approved a payment of $2,325,000 to Mr. Pittman on February 23, 2018 as Mr. Pittman’s first Quarterly Bonus under the 2018 KEIP. Mr. Pittman was required to repay the after-tax value of this payment if he had been terminated for “cause” or voluntarily resign without “good reason” before March 31, 2019. Mr. Pittman’s target Quarterly Bonus opportunity under the 2018 KEIP for each of the second, third and fourth quarters of 2018 was $2,325,000. Mr. Pittman was eligible to earn a Quarterly Bonus up to 150% of these target Quarterly Bonus opportunities. Based on the Company’s OIBDAN performance, Mr. Pittman received Quarterly Bonuses under the 2018 KEIP of $2,325,000 for each of the second, third and fourth quarters of 2018, and a cumulative catch-up payment of $743,535. The first Quarterly Bonus is reflected in the Bonus column of the Summary Compensation Table for 2018. The earned Quarterly Bonuses for the second, third and fourth quarters of 2018 and the cumulative catch-up payment are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

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

Richard J. Bressler

iHeartMedia’s Compensation Committee approved a payment of $1,325,000 to Mr. Bressler on February 23, 2018 as Mr. Bressler’s first Quarterly Bonus under the 2018 KEIP. Mr. Bressler was required to repay the after-tax value of this payment if he had been terminated for “cause” or voluntarily resign without “good reason” before March 31, 2019. Mr. Bressler’s Quarterly Bonus opportunity under the 2018 KEIP for each of the second, third and fourth quarters of 2018 was $1,325,000. Mr. Bressler was eligible to earn a Quarterly Bonus up to 150% of these target Quarterly Bonus opportunities. Based on the Company’s OIBDAN performance, Mr. Bressler received Quarterly Bonuses under the 2018 KEIP of $1,325,000 for each of the second, third and fourth quarters of 2018 and a cumulative catch-up payment of $423,735. The first Quarterly Bonus is reflected in the Bonus column of the Summary Compensation Table for 2018. The earned Quarterly Bonuses for the second, third and fourth quarters of 2018 and the cumulative catch-up payment are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

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

C. William Eccleshare

Mr. Eccleshare’s target bonus for 2018 under the CCOH Annual Incentive Plan was set at $1,000,000, with 70% based on the achievement of OIBDAN at CCI of $238.0 million and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2018 was set at $2,000,000. For purposes of calculating Mr. Eccleshare’s bonus, OIBDAN was calculated in the same manner as CCI’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses, and to allocate the applicable corporate expenses to CCI. CCI’s reportable OIBDAN is defined as CCI’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Eccleshare’s individual qualitative performance objectives for 2018 consisted of: (1) continuing to outperform the out-of-home market; (2) increasing digital revenue; (3) leadership development and retention planning; and (4) remaining focused on compliance and regulation. CCI’s 2018 OIBDAN was approximately $239.8 million, which was above the OIBDAN target. Based on the achieved OIBDAN level, together with Mr. Eccleshare’s level of achievement of his qualitative performance objectives described above, Mr. Eccleshare received an annual incentive bonus of $1,038,570. The annual incentive bonus of $1,038,570 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Pursuant to a SIP bonus opportunity approved for Mr. Eccleshare by CCOH’s Compensation Committee with respect to 2018 performance, Mr. Eccleshare also earned an additional $300,000 supplemental bonus based on achieving the following additional performance objectives established by CCOH’s Compensation Committee for Mr. Eccleshare with respect to the Outdoor business: (1) providing support for significant restructuring transactions; and (2) continuing to develop a culture that fosters diversity and inclusion through the delivery of the fairness program. Of the $300,000 SIP bonus earned with respect to 2018 performance, $100,000 was paid at the end of February 2019, and the remaining $200,000 will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments in 2020 and 2021 if Mr. Eccleshare remains employed on the applicable payment dates. In addition, at the end of February 2019, Mr. Eccleshare was paid the third of three $90,000 installments earned pursuant to his 2016 SIP bonus. He was also paid the second of three $100,000 installments pursuant to his 2017 SIP bonus. The final $100,000 installment of the 2017 SIP bonus will be paid at the same time as the annual incentive bonus payments are paid generally in 2020 if Mr. Eccleshare remains employed on the payment date. The $90,000 payment of the 2016 SIP bonus, the $100,000 payment of the 2017 SIP bonus and the $100,000 payment of the 2018 SIP bonus are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

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

Scott Wells

Mr. Wells’ target bonus for 2018 under the CCOH Annual Incentive Plan was set at $750,000, with 70% based on the achievement of OIBDAN at CCOA, of $419.0 million, and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2018 was set at $1,500,000. For purposes of calculating Mr. Wells’ bonus, OIBDAN was calculated in the same manner as CCOA’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses and to allocate the applicable corporate expenses to CCOA. CCOA’s reportable OIBDAN is defined as CCOA’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Wells’ individual qualitative performance objectives for 2018 consisted of: (1) keeping the organization focused on strategically driving footprint growth in a liquidity-friendly way; (2) driving national sales group growth; (3) driving customer valued innovation to increase use of CCOH by major national advertisers; (4) enhancing local sales execution; and (5) resolving our Los Angeles digital billboard litigation. The 2018 CCOA OIBDAN, was approximately $433.3 million which was above the OIBDAN target. Based on the achieved OIBDAN levels, together with Mr. Wells’ level of achievement of his qualitative performance objectives described above, Mr. Wells received an annual incentive bonus of $883,823. The annual incentive bonus is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

Steven J. Macri

iHeartMedia’s Compensation Committee approved a payment of $275,000 to Mr. Macri on February 23, 2018 as Mr. Macri’s first Quarterly Bonus under the 2018 KEIP. Mr. Macri was required to repay the after-tax value of this payment if he had been terminated for “cause” or voluntarily resign without “good reason” before March 31, 2019. Mr. Marci’s Quarterly Bonus opportunity under the 2018 KEIP for each of the second, third and fourth quarters of 2018 was $275,000. Mr. Macri was eligible to earn a Quarterly Bonus up to 150% of these target Quarterly Bonus opportunities. Based on the Company’s OIBDAN performance, Mr. Marci received Quarterly Bonuses under the 2018 KEIP of $275,000 for each of the second, third and fourth quarters of 2018 and a cumulative catch-up payment of $87,945. The first Quarterly Bonuses is reflected in the Bonus column of the Summary Compensation Table for 2018. The earned Quarterly Bonuses for the second, third and fourth quarters of 2018 and the cumulative catch-up payment are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

Summary of 2019 Cash Incentive Compensation

On November 13, 2018, iHeartMedia’s Compensation Committee approved the terms and conditions governing the iHeartMedia, Inc. 2019 Key Incentive Bonus Plan (the “2019 KEIP”) and quarterly bonus opportunities for the first, second, third and fourth quarters of 2019 for certain key employees of the Company. The 2019 KEIP and the quarterly bonus opportunities described below were approved by the United States Bankruptcy Court for the Southern District of Texas on December 17, 2018.

Under the 2019 KEIP, each participant is eligible to earn a performance bonus in cash at the end of each of the first, second, third and fourth quarters of 2019 (the “2019 Quarterly Bonuses”), depending upon the extent to which a Consolidated OIBDAN goal has been achieved for each such quarter. In addition to being measured on a quarterly basis, the Consolidated OIBDAN goal will be measured cumulatively through the end of each of the second, third and fourth quarters of 2019 and a participant will be eligible to earn, in addition to the 2019 Quarterly Bonuses for the second, third and fourth quarters, an amount equal to the 2019 Quarterly Bonuses based on achievement of the cumulative Consolidated OIBDAN goal minus the 2019 Quarterly Bonuses actually paid for each such quarter. In order to earn a 2019 Quarterly Bonus for any quarter, a participant must generally remain employed by the Company through the end of the applicable quarter. The 2019 KEIP sets forth threshold, target and maximum bonus opportunities as follows: 50% of the target 2019 Quarterly Bonus will be payable for achievement of 85% of the OIBDAN Performance Goal, 100% of the target 2019 Quarterly Bonus will be payable for achievement of the OIBDAN Performance Goal, and 150% of the target 2019 Quarterly Bonus will be payable for achievement of 115% of the OIBDAN Performance Goal. Payments will be determined based on linear interpolation between threshold and target, and target and maximum, performance levels. No payments will be made in excess of the target amounts for each of the first, second, or third quarters of 2019 (on either a quarterly or cumulative basis) until the conclusion of the fourth quarter of 2019. Payments in excess of the target amounts may be made following the conclusion of the fourth quarter of 2019 only to the extent any excess was earned on a cumulative basis through the fourth quarter of 2019.

The iHeartMedia Compensation Committee approved the following 2019 Quarterly Bonus opportunities under the 2019 KEIP for the following named executive officers:

Robert W. Pittman will be eligible to earn a target Quarterly Bonus for each of the first, second, third and fourth quarters of 2019 of $2,325,000, for an aggregate target bonus opportunity of $9,300,000 and an aggregate maximum bonus opportunity of $13,950,000 for 2019.

Richard J. Bressler will be eligible to earn a target Quarterly Bonus for each of the first, second, third and fourth quarters of 2019 of $1,325,000, for an aggregate target bonus opportunity of $5,300,000 and an aggregate maximum bonus opportunity of $7,950,000 for 2019.

Steven J. Macri will be eligible to earn a target Quarterly Bonus for each of the first, second, third and fourth quarters of 2019 of $275,000, for an aggregate target bonus opportunity of $1,100,000 and an aggregate maximum bonus opportunity of $1,650,000 for 2019.

Long-Term Incentive Compensation

Administration. Our named executive officers participate in the 2015 Executive Long Term Incentive Plan or iHeartMedia’s previous 2008 Executive Incentive Plan (collectively, the 2015 Executive Long Term Incentive Plan and the 2008 Executive Incentive Plan are referred to as the “iHeartMedia LTIP”) and/or CCOH’s 2012 Amended and Restated Stock Incentive Plan or CCOH’s previous 2005 Stock Incentive Plan (collectively, the CCOH 2005 Stock Incentive Plan and the CCOH 2012 Amended and Restated Stock Incentive Plan are referred to as the “CCOH Stock Incentive Plan”), which allow for the issuance of incentive and non-statutory stock options, restricted stock and other equity awards. The iHeartMedia LTIP is administered by iHeartMedia’s Board of Directors. The CCOH Stock Incentive Plan is administered by CCOH’s Compensation Committee. See “Executive Compensation—Grants of Plan-Based Awards” for a more detailed description of the iHeartMedia LTIP and the CCOH Stock Incentive Plan. As of December 31, 2018, there were 260 employees holding outstanding stock incentive awards under the iHeartMedia LTIP and 177 employees holding outstanding stock incentive awards under the CCOH Stock Incentive Plan. In general, the level of long-term incentive compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to the executive officers and the overall goals of the compensation program described above. Long-term incentive compensation historically has been paid in stock options and/or restricted stock or restricted stock units with time-vesting conditions and/or vesting conditions tied to predetermined performance goals. The Board believes equity ownership is important for purposes of executive retention and alignment of interests with stockholders.

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

Analysis. On September 12, 2018, the CCOH Compensation Committee granted Mr. Eccleshare an award of 221,729 restricted stock units, which will vest based on time.

On September 12, 2018, the CCOH Compensation Committee granted Mr. Wells an award of 221,729 restricted shares, which will vest based on time.

As mentioned above, iHeartMedia’s Board of Directors and CCOH’s Compensation Committee typically consider internal pay equity when determining the amount of long-term incentive compensation to grant to our named executive officers. However, they do so broadly and do not have a specific policy, or seek to follow established guidelines or formulas, to maintain a particular ratio of long-term incentive compensation among the named executive officers or other executives. For further information about the 2018 long-term incentive awards, please refer to the “Grants of Plan-Based Awards” and the “Employment Agreements with the Named Executive Officers” sections appearing below in this Annual Report on Form 10-K/A.

Equity Award Grant Timing Practices

Regular Annual Equity Award Grant Dates. The grant date for regular annual stock options and other equity awards, as applicable, for employees, including the named executive officers, typically is in the first half of the year, other than 2018 when the grant date was in September.

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

Use of Compensation Consultants. During 2018, management engaged Willis to provide (1) Chapter 11 related consultation and analysis of executive and non-executive pay programs, (2) Director Compensation data, and (3) incentive and retention compensation design advice.

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

Accounting for Stock-Based Compensation

iHeartMedia accounts for stock-based payments, including awards under the iHeartMedia LTIP and the CCOH Stock Incentive Plan, in accordance with the requirements of FASB ASC 718.

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

For 2018, CCOH was allocated 35.03% of certain personnel costs for Mr. Bressler for the portion of the year during which he served as Chief Financial Officer and 17.52% of certain personnel costs for Mr. Macri for the portion of the year which he served as SVP - Corporate Finance. iHeartMedia and CCOH considered these allocations to be a reflection of the utilization of services provided based on 2018 OIBDAN. Please refer to footnote (g) to the Summary Compensation Table in this Annual Report on Form 10-K/A for the allocations for 2018, 2017 and 2016. For additional information regarding the Corporate Services Agreement, see “Certain Relationships and Related Party Transactions—Corporate Services Agreement.”

Executive Compensation

The Summary Compensation Table below provides compensation information for the years ended December 31, 2018, 2017 and 2016 for the principal executive officer (“PEO”) and the principal financial officers (“PFO”) serving during 2018, each of the three next most highly compensated executive officers of iHeartMedia for services rendered in all capacities (collectively, the “named executive officers”).

Summary Compensation Table

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus (a) ($)		Stock Awards(b) ($)	Option Awards(b) ($)	Non-Equity Incentive Plan Compensation(c) ($)		All Other Compensation(d) ($)		Total ($)
Robert W. Pittman	2018	1,200,000		2,325,000		—	—	8,718,535		839,071		13,082,606
Chairman and Chief	2017	1,200,000		3,010,000		—	—	8,040,000		1,152,112		13,402,112
Executive Officer (PEO)(e)	2016	1,200,000		165,816		—	—	1,634,184		1,654,672		4,654,672
Richard J. Bressler	2018	1,200,000	(g)	1,325,000		—	—	5,398,735		95,730		8,019,465
President, Chief	2017	1,200,000	(g)	3,010,000		—	—	4,040,000		602,889		8,852,889
Operating Officer and	2016	1,200,000	(g)	165,816	(g)	—	—	1,634,184	(g)	453,809	(g)	3,453,809
Chief Financial Officer (PFO)(f)
C. William Eccleshare	2018	1,060,827		905,894		1,186,250	—	1,375,478		239,337		4,767,787
Chief Executive	2017	964,948		1,350,000		451,259	—	570,000		251,240		3,587,447
Officer CCI(h)	2016	927,601		1,200,000		554,296	—	955,190		255,721		3,892,808
Scott R. Wells	2018	750,000		—		1,186,250	—	883,823		75,940		2,896,013
Chief Executive	2017	750,000		—		1,262,865	—	551,396		5,000		2,569,261
Officer—CCOA(i)	2016	750,000		50,000		532,067	72,857	784,385		5,000		2,194,309
Steven J. Macri	2018	700,000		275,000		—	—	1,712,945		5,000		2,692,945
Senior Vice President -	2017	700,000		1,250,000		—	—	510,000		5,000		2,465,000
Corporate Finance (j)	2016	690,000		196,632		12,750	—	933,204		5,000		1,787,586

(a)	The amounts reflect:

•

For Messrs. Pittman, Bressler and Macri, (1) a cash payment in February 2018 of the first quarterly bonus under the 2018 KEIP, (2) cash payments for 2017 and 2016 as additional bonus awards from iHeartMedia in respect of 2017 and 2016 performance, respectively, and (3) cash payments related to the 2017 retention awards;

•

For Mr. Eccleshare, (1) cash payments in 2016 and 2017 as additional bonus awards in respect of 2016 and 2017 performance from CCOH and (2) cash payments in 2016 and 2017 related to severance payments Mr. Eccleshare would have been entitled to pursuant to his prior employment agreement (3) a cash payment of $875,000 in 2018 as a retention award; and

•	For Mr. Wells, a cash payments in 2016 as an additional bonus awards in respect of 2016 performance from CCOH.

See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

(b)

iHM Stock Awards: The amount shown in the Stock Awards column for Mr. Macri for 2016 represents the full grant date fair value of time-vesting restricted shares awarded to him by iHeartMedia on May 27, 2016, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations.

CCOH Stock Awards. The amounts shown in the Stock Awards column for Mr. Wells for 2018, 2017 and 2016 represent the full grant date fair value of time-vesting restricted stock awarded to him by CCOH (on September 12, 2018, September 7, 2017, June 28, 2017 and June 3, 2016,), computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For time-vesting restricted stock awards, the grant date fair value is based on the closing price of CCOH’s Class A common stock on the date of grant. See “Grants of Plan Based Awards” for additional details.

The amounts shown in the Stock Awards column for Mr. Eccleshare for 2017 and 2016 represent the full grant date fair value of time-vesting restricted stock units awarded to him by CCOH (on September 12, 2018, February 24, 2017, June 30, 2017, January 8, 2016, February 5, 2016 and September 21, 2016), computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations

CCOH Option Awards. The amount shown in the Option Awards column for 2016 for Mr. Wells reflects the full grant date fair value of time-vesting stock options awarded to Mr. Wells by CCOH in 2016 (on June 3, 2016), computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. See “Grants of Plan Based Awards” for additional details.

For further discussion of the assumptions made in valuation, see also Note 9-Stockholders’ Deficit in Item 8 of the Original 2018 Form 10-K.

(c)	The amounts reflect:

•

For Messrs. Pittman, Bressler and Macri, (1) 2017 and 2016 annual incentive plan payments under the iHeartMedia 2015 Executive Incentive Plan pursuant to pre-established performance goals and (2) payments for the second, third and fourth quarters of 2018 under the 2018 KEIP.

•

For Messrs. Pittman and Bressler, cash payments in 2018 of $500,000 earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to each of 2016 and 2017. The after-tax value of the these SIP payments are repayable upon termination of employment if the recipient would have forfeited such portion if payment of these SIP payments had not been accelerated.

•

For Mr. Macri, cash payments in 2018 of $400,000 earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to each of 2016 and 2017. The after-tax value of the these SIP payments are repayable upon termination of employment if the recipient would have forfeited such portion if payment of these SIP payments had not been accelerated.

•

For Mr. Eccleshare, (1) awards for 2018, 2017 and 2016 under the CCOH 2015 Executive Incentive Plan pursuant to pre-established performance goals; (2) for 2018, a cash payment in 2019 of (a) the final one-third ($90,000) of the $270,000 earned pursuant to the 2016 CCOH SIP bonus, (b) the second one-third ($100,000) of the $300,000 earned pursuant to the 2017 CCOH SIP bonus, and (c) one third $100,000 of the $300,000 earned pursuant to the 2018 CCOH SIP bonus, (3) for 2017, a cash payment in 2018 of (a) the final one-third ($80,000) of the $240,000 earned pursuant to the 2015 CCOH SIP bonus, (b) the second one-third ($90,000) of the $270,000 earned pursuant to the 2016 CCOH SIP bonus, and (c) one-third ($100,000) of the $300,000 earned pursuant to the 2017 CCOH SIP bonus; (4) for 2016, a cash payment in 2017 of (a) the final one-third ($85,000) of the $255,000 earned pursuant to the 2014 CCOH SIP bonus, (b) a second one-third ($80,000) of the $240,000 earned pursuant to the 2015 CCOH SIP bonus, and (c) one-third ($90,000) of the $270,000 earned pursuant to the 2016 CCOH SIP bonus. The remaining $100,000 of 2017 CCOH SIP bonus will be paid in 2020 and the remaining $200,000 of the 2018 CCOH SIP bonus will be paid in equal installments in 2020 and 2021, in each case if Mr. Eccleshare remains employed at the payment dates.

•	For Mr. Wells, cash payments from CCOH as annual incentive plan awards for 2018, 2017 and 2016 under the CCOH 2015 Executive Incentive Plan pursuant to pre-established performance goals.

(d)	As described below, for 2018 the All Other Compensation column reflects:

•

amounts we contributed under our 401(k) plan as a matching contribution for the benefit of the named executive officers in the United States or payments in lieu of pension contributions for the benefit of Mr. Eccleshare in the United Kingdom;

•	the value of personal use of company aircraft by Messrs. Pittman & Bressler;

•	security services for Mr. Pittman;

•	personal tax services for Mr. Eccleshare paid by us;

•	tax gross-ups on tax services for Mr. Eccleshare;

•	legal expenses in connection with employment and other related matters for Messrs. Pittman and Bressler;

•	the cost of private medical insurance for the benefit of Mr. Eccleshare;

•	an automobile allowance for the benefit of Mr. Eccleshare in the United Kingdom;

•	amounts reimbursed for car service expenses incurred by Messrs. Pittman and Bressler;

•	the cost of premiums for a supplemental life insurance benefit for Mr. Eccleshare; and

•	accrued dividends paid on CCOH restricted shares that vested during 2018 for Messrs. Pittman, Bressler and Wells.

	Pittman	Bressler	Eccleshare	Wells	Macri
Plan contributions (or payment in lieu thereof)	$5,000	$5,000	$155,296	$5,000	$5,000
Aircraft usage	707,648	21,322	—	—	—
Security services	3,151	—	—	—	—
Tax services	—	—	10,344	—	—
Tax services tax gross-up	—	—	9,173	—	—
Legal fees	4,475	31,346	—	—	—
Private medical insurance	—	—	29,802	—	—
Automobile allowance/transportation	—	—	24,000	—	—
Car service	29,121	4,432	—	—	—
Supplemental life insurance	—	—	10,722	—	—
Accrued dividends	89,676	33,630	—	70,940	—

Total	$839,071	$95,730	$239,337	$75,940	$5,000

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

(f)

Mr. Bressler became our President and Chief Financial Officer on July 29, 2013. The summary compensation information presented above for Mr. Bressler reflects his service in that capacity during 2016, 2017 and 2018. Mr. Bressler also became our Chief Operating Officer on February 18, 2015.

(g)

As described above under “Compensation Discussion and Analysis—Corporate Services Agreement,” iHMMS provides, among other things, certain executive officer services to CCOH. The Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation columns presented above reflect 100% of the amounts for Messrs. Bressler and Macri. However, pursuant to the Corporate Services Agreement, based on CCOH’s OIBDAN as a percentage of iHeartCommunications’ total OIBDAN, CCOH was allocated 35.03% of certain amounts for Mr. Bressler for 2018, 35.66% for 2017 and 37.71% for 2016 and 17.52% of certain amounts for Mr. Macri for 2018, 17.83% for 2017 and 18.86% for 2016.

	Salary Allocated to CCOH
	2018	2017	2016
Richard J. Bressler	$420,360	$427,920	$452,520
Steven J. Macri	122,605	124,810	130,100

	Bonus and Non-Equity Incentive Plan Compensation Allocated to CCOH
	2018	2017	2016
Richard J. Bressler	$2,355,320	$2,514,030	$829,620
Steven J. Macri	348,188	313,808	203,603

	All Other Compensation Allocated to CCOH
	2018	2017	2016
Richard J. Bressler	$55,384	$571,919	$450,695
Steven J. Macri	876	892	943

(h)

On January 24, 2012, Mr. Eccleshare was promoted to Chief Executive Officer of CCOH, overseeing both CCOA and CCI and served in that position until March 2, 2015, when he transitioned to become Chairman and Chief Executive Officer of CCI. The summary compensation information presented above for Mr. Eccleshare reflects his compensation from CCOH for service in those capacities during the relevant periods of 2018, 2017 and 2016. Mr. Eccleshare is a citizen of the United Kingdom and his compensation from CCOH reported in the Summary Compensation Table that was originally denominated in British pounds have been converted to U.S. dollars using the average exchange rates of £1=$1.3333, £1=$1.2878 and £=$1.3495 for the years ended December 31, 2018, 2017 and 2016, respectively.

In addition to his compensation paid by CCOH, the amounts in the Salary column for Mr. Eccleshare include $25,520 paid in 2018, $25,660 paid in 2017 and $21,896 paid in 2016 by our majority-owned subsidiary, Clear Media Limited, for his service as a director of Clear Media Limited. Clear Media Limited is listed on the Hong Kong Stock Exchange. The amounts paid by Clear Media Limited have been converted from Hong Kong dollars to U.S. dollars using the average exchange rate of HK$1=$0.1276 for the year ended December 31, 2018, HK$1=$0.1283 for the year ended December 31, 2017 and HK$1=$0.1288 for the year ended December 31, 2016.

(i)

Mr. Wells became the Chief Executive Officer of CCOA on March 3, 2015. The summary compensation information presented above for Mr. Wells reflects his service in that capacity during the periods presented.

(j)

Mr. Macri became our Senior Vice President—Corporate Finance on September 9, 2014, and has served as Executive Vice President and Chief Financial Officer of the iHeartMedia division since October 7, 2013. The summary compensation information presented above for Mr. Macri reflects his service in that capacity during 2018, 2017 and 2016.

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

Pursuant to his amended and restated employment agreement, Mr. Pittman’s minimum base salary increased from $1,000,000 per year under his previous employment agreement to $1,200,000 per year. His base salary may be increased at the discretion of iHeartMedia’s Board or its compensation committee. Mr. Pittman also has the opportunity to earn an annual performance bonus for the achievement of reasonable performance goals established annually by iHeartMedia’s Board or its compensation committee after consultation with Mr. Pittman. Under Mr. Pittman’s previous employment agreement, his aggregate target annual bonus that could be earned upon achievement of all of his performance objectives was not less than $1,650,000. Under the amended and restated employment agreement, beginning in 2014, Mr. Pittman’s aggregate target annual performance bonus is 150% of his annual base salary. For 2018, Mr. Pittman received an annual incentive bonus of $10,043,535. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

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

Under the employment agreement, Mr. Bressler receives a base salary at a rate no less than $1,200,000 per year, subject to increase at the discretion of iHeartMedia’s Board or its compensation committee. Mr. Bressler also has the opportunity to earn an annual performance bonus for the achievement of reasonable performance goals established annually by iHeartMedia’s Board or its compensation committee after consultation with Mr. Bressler. The annual target performance bonus that may be earned when all of Mr. Bressler’s performance objectives are achieved will be not less than 150% of Mr. Bressler’s base salary amount. In addition to the annual bonus, Mr. Bressler is also eligible for a SIP bonus opportunity of up to $500,000, based on the achievement of one or more annual performance goals determined by iHeartMedia’s chief executive officer and approved by iHeartMedia’s Board or a committee thereof. Any SIP bonus amounts will be paid during the quarter that follows the third anniversary of the beginning of the applicable performance period and will be contingent in each case upon Mr. Bressler’s continued employment through the applicable payment date. For 2018, Mr. Bressler received an annual bonus of $5,723,735. Mr. Bressler also is entitled to participate in all pension, profit sharing and other retirement plans, all incentive compensation plans, all group health, hospitalization and disability or other insurance plans, paid vacation, sick leave and other employee welfare benefit plans in which other similarly situated employees of iHeartMedia may participate.

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

C. William Eccleshare

January 24, 2012 Employment Agreement. On January 24, 2012, Mr. Eccleshare was promoted to serve as Chief Executive Officer of CCOH, overseeing both its Americas and International divisions. In connection with his promotion, CCOH and Mr. Eccleshare entered into a new employment agreement. Mr. Eccleshare’s employment agreement has an initial term beginning on January 24, 2012 and continuing until December 31, 2014, with automatic 12-month extensions thereafter, beginning on January 1, 2015, unless either CCOH or Mr. Eccleshare gives prior notice electing not to extend the employment agreement. The employment agreement replaces Mr. Eccleshare’s Contract of Employment dated August 31, 2009.

As CCOH’s Chief Executive Officer, Mr. Eccleshare relocated from CCOH’s offices in London to CCOH’s offices in New York City in 2012. In this position, Mr. Eccleshare received an annual base salary of $1,000,000; provided, however, that until Mr. Eccleshare relocated to the United States, his base salary was to be paid in British pounds (using an exchange rate of £1=$1.49). His salary will be reviewed at least annually for possible increase by CCOH’s Board. During the term of the employment agreement, Mr. Eccleshare is eligible to receive an annual performance bonus from CCOH with a target of not less than $1,000,000 and the opportunity to earn up to 200% of the target amount based on the achievement of the performance goals specified in his employment agreement for 2012 and the performance goals to be set by the CCOH Compensation Committee for years after 2012. In addition to the annual bonus, Mr. Eccleshare is eligible to receive a SIP bonus from CCOH of up to $300,000 based on the achievement of one or more annual performance goals determined by CCOH’s Board of Directors or a subcommittee thereof. Any bonus earned under the SIP bonus opportunity will be paid by CCOH in equal cash installments on or about the first, second and third anniversary of the beginning of the applicable performance period and will be contingent in each case upon his continued employment through the applicable payment date. For 2018, Mr. Eccleshare received an annual bonus of $1,038,570. Mr. Eccleshare also (1) received an additional bonus payment of $90,000 provided pursuant to his 2016 CCOH SIP bonus; (2) received an additional bonus payment of $100,000 provided pursuant to his 2017 CCOH SIP bonus and (3) earned an additional bonus of $300,000 with respect to his 2018 CCOH SIP bonus, $100,000 of which was paid in February 2019 and $100,000 of which will be paid in equal installments in each of 2020 and 2021 when performance bonuses are generally paid if he remains employed on the applicable payment dates. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

CCOH continues to contribute to Mr. Eccleshare’s personal pension plan registered under Chapter 2, Part 4 of the Finance Act of 2004 in the United Kingdom, as provided in his previous Contract of Employment. CCOH also agreed to reimburse Mr. Eccleshare for the reasonable costs and expenses (not to exceed $25,000 annually, fully grossed-up for applicable taxes) associated with filing his U.S. and U.K. personal income tax returns, as applicable. If Mr. Eccleshare’s actual U.S. and U.K. income tax and Social Security/National Insurance in a given year exceeds the tax obligations that he would have incurred on the same income (excluding all taxable income not paid by CCOH or a subsidiary or affiliate) had he remained subject only to U.K. income tax and National Insurance over the same period, CCOH will reimburse this excess tax on a fully-grossed up basis for applicable taxes. CCOH also agreed to make a car service available for Mr. Eccleshare’s business use and paid all fees associated with the immigration applications for Mr. Eccleshare and his spouse. Mr. Eccleshare is eligible to receive health, medical, welfare and life insurance benefits and paid vacation on a basis no less favorable than provided to CCOH’s similarly-situated senior executives; provided, however, that his life insurance benefit shall be for an amount equal to four times his annual base salary. Further, CCOH agreed to make a car service available to Mr. Eccleshare for his business use. Mr. Eccleshare is also to be reimbursed for travel and entertainment related expenses, consistent with past practices pursuant to CCOH policy.

As provided in the employment agreement, Mr. Eccleshare was awarded 506,329 restricted stock units with respect to CCOH’s Class A common stock on July 26, 2012 in connection with his promotion. See “—Outstanding Equity Awards at Fiscal Year-End” below.

During Mr. Eccleshare’s employment with CCOH and for 18 months thereafter, Mr. Eccleshare is subject to non-competition, non-interference and non-solicitation covenants substantially consistent with CCOH’s other senior executives. Mr. Eccleshare also is subject to customary confidentiality, work product and trade secret provisions. During the term of the employment agreement, Mr. Eccleshare may continue to perform non-executive services with Centaur plc. Upon his service with Centaur plc ceasing, Mr. Eccleshare will be permitted to perform another non-executive role at any time with a business that does not compete with CCOH or its affiliates, subject to CCOH’s prior written consent that will not be unreasonably withheld.

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

December 17, 2015 Amendment to January 24, 2012 Employment Agreement. Effective December 17, 2015, Mr. Eccleshare and CCOH entered into an amendment (the “Second Eccleshare Amendment”) to Mr. Eccleshare’s Prior Employment Agreement. Pursuant to the terms of the Second Eccleshare Amendment, (1) Mr. Eccleshare’s term of employment was extended until December 31, 2017 and thereafter provided for automatic one-year extensions, unless either CCOH or Mr. Eccleshare gives prior notice electing not to extend the agreement, (2) in the event there is a disposition of the European assets of CCI, Mr. Eccleshare will be considered for a cash payment in an amount to be determined by CCOH in its sole discretion, (3) the definition of Good Reason was amended to provide that Mr. Eccleshare may not trigger Good Reason if, after a restructuring or reorganization of the Company or a sale or spinoff of all or a portion of the Company’s operations, he continues as Chief Executive Officer of CCI (or any of its successors), (4) commencing in 2016, Mr. Eccleshare is eligible for an additional long-term incentive opportunity from CCOH, consistent with other comparable positions pursuant to the terms of the award agreement(s), taking into consideration demonstrated performance and potential, and subject to approval by Mr. Eccleshare’s manager and the Board or the compensation committee of CCOH, and (5) in consideration of Mr. Eccleshare entering into the First Eccleshare Amendment and the Second Eccleshare Amendment and as a result of the change in his position and duties related to the First Eccleshare Amendment and provided Mr. Eccleshare’s employment has not ended prior to March 1, 2016, Mr. Eccleshare shall receive, subject to certain conditions, (a) the severance payment he would have been entitled to pursuant to the Prior Employment Agreement, except it shall be paid in two annual installments of $1.1 million on March 1, 2016 and $1.1 million on March 1, 2017 and (b) vesting of one-half of any then unvested restricted stock units on March 1, 2016 and vesting of the other half of such restricted stock units on March 1, 2017.

May 10, 2017 Amendment to January 24, 2012 Employment Agreement. On May 10, 2017, Mr. Eccleshare and CCOH entered into an amendment (the “Third Amendment”) to the Prior Employment Agreement. Pursuant to the terms of the Third Amendment, beginning January 1, 2017, the calculation of all cash payments related to Mr. Eccleshare’s base salary, annual bonus, additional bonus or any other compensation or cash payments or reimbursements owed to Mr. Eccleshare or contributed on behalf of Mr. Eccleshare, shall be paid based upon the prior calendar year’s average exchange rate.

December 5, 2017 Amendment to January 24, 2012 Employment Agreement. On December 5, 2017, Mr. Eccleshare and CCOH entered into an amendment (the “Fourth Amendment”) to the Prior Employment Agreement. Pursuant to the terms of the Fourth Amendment, (1) Mr. Eccleshare’s term of employment was extended until December 31, 2020 and thereafter provided for automatic one-year extensions, unless either CCOH or Mr. Eccleshare gives prior notice electing not to extend the Prior Employment Agreement, (2) beginning on January 1, 2018, the calculation of all cash payments related to base salary, annual bonus, additional bonus or any other compensation or cash payments or reimbursements owed to Mr. Eccleshare or contributed on behalf of Mr. Eccleshare shall be paid based on the average exchange rate for 2017 and (3) Mr. Eccleshare will receive a first retention bonus payment (the “First Retention Bonus Payment”) of $875,000 if he remains employed by the Company on January 1, 2018 (payable on CCOH’s first scheduled payroll following such date) and Mr. Eccleshare will receive a second retention bonus payment of $875,000 (the “Second Retention Bonus Payment”) if he remains employed by CCOH on January 1, 2020 (payable on CCOH’s first scheduled payroll following such date).

In the event Mr. Eccleshare’s employment is terminated by CCOH for Cause pursuant to the terms and conditions of the Prior Employment Agreement or Mr. Eccleshare resigns without Good Reason and the date of such termination is on or before June 30, 2019, Mr. Eccleshare shall repay to CCOH the “After-Tax Value” of the First Retention Bonus Payment within 10 days of his termination. In the event Mr. Eccleshare is terminated by CCOH for Cause pursuant to the terms and conditions of the Employment Agreement or Mr. Eccleshare resigns without Good Reason and the date of such termination is on or between July 1, 2019 and June 30, 2020, Mr. Eccleshare shall repay to CCOH the “After-Tax Value” of the Second Retention Bonus Payment (if so received) within 10 days of his termination. For the purposes of the Fourth Amendment, “After-Tax Value” means the applicable portion of the retention bonus payment net of any and all taxes and social security contributions, determined taking into account any tax benefit available in respect of such repayment.

New Employment Agreement. On March 4, 2019, the Company and Mr. Eccleshare entered into a new employment agreement (the “New Employment Agreement”). The New Employment Agreement will not become effective until the Effective Date of the Plan of Reorganization (the “Effective Date”), when the Company will be merged with and into Clear Channel Holdings, Inc. (“CCH”) and CCH will change its name to CCOH Holdings, Inc. (“New CCOH”). On the Effective Date, the New Employment Agreement will supersede and replace Mr. Eccleshare’s existing employment agreement.

On the Effective Date, Mr. Eccleshare will begin to serve as New CCOH’s Chief Executive Officer, succeeding Robert W. Pittman, who will cease to serve as the Chief Executive Officer on that date. The term of the New Employment Agreement will end on December 31, 2021 and thereafter will extend for an additional one-period if New CCOH provides at least ninety (90) days prior written notice to Mr. Eccleshare that the New Employment Agreement will be extended. Mr. Eccleshare will receive an annual base salary of $1,250,000 U.S. dollars (“Base Salary”) effective starting on January 1, 2019. New CCOH will (i) make a lump sum payment, less applicable payroll taxes and other deductions, in respect of the period between January 1, 2019 and the Effective Date in an amount equal to $20,833.34 U.S. dollars multiplied by the number of calendar months or partial calendar months between January 1, 2019 and the Effective Date (such lump sum payment, the “Catch-Up Payment”), and (ii) contribute to Mr. Eccleshare’s pension plan (or pay as otherwise directed by Mr. Eccleshare, so long as such direction is consistent with past practice) an additional amount equal to the product of 0.15 multiplied by the amount of the Catch-Up Payment.

During the term of the New Employment Agreement, Mr. Eccleshare is eligible to receive an annual performance bonus with a target of not less than 110% of Base Salary and the opportunity to earn up to 160% of Based Salary based on performance goals to be set by New CCOH and approved in the annual budget. Mr. Eccleshare will receive a retention bonus payment (the “Second Retention

Bonus Payment”) of $875,000 U.S. dollars if he remains employed by New CCOH on January 1, 2020 (payable on New CCOH’s first scheduled payroll following such date). If Mr. Eccleshare’s employment is terminated by New CCOH for Cause (as defined in the New Employment Agreement) or by Mr. Eccleshare for without Good Reason (as defined in the New Employment Agreement) (i) before June 30, 2019, then Mr. Eccleshare must repay to New CCOH within ten days of his termination 100% of the After Tax Value of the first $875,000 U.S. dollars retention bonus payment that he received in January 2018, or (ii) on or after July 1, 2019 and on or before June 30, 2020, then Mr. Eccleshare will either not receive the Second Retention Bonus or repay to New CCOH within ten days of his termination 100% of the After Tax Value of the Second Loan Payment. For the purposes of the New Employment Agreement, “After-Tax Value” means the applicable portion of the retention bonus payment net of any and all taxes and social security contributions, determined taking into account any tax benefit available in respect of such repayment.

Within ninety days of the Effective Date, if Mr. Eccleshare is still employed by New CCOH, he will receive a one-time equity grant with an aggregate value of $6,000,000 U.S. dollars (the “2019 Equity Award Grant”). Seventy-five percent (75%) of the 2019 Equity Award Grant will consist of stock options with a grant date fair value of $4,500,000 U.S. dollars and an exercise price based on the Volume Weighted Average Price of Company stock for the fifteen trading days preceding the fifteen trading days following the Effective Date (the “Effective Date VWAP”). The remaining 25% of the 2019 Equity Award Grant will consist of restricted stock units, with the number of shares of Company stock subject to the restricted stock unit grant determined by dividing $1,500,000 U.S. dollars by the Effective Date VWAP and rounding down to the nearest whole number. The 2019 Equity Award Grant will vest in three equal annual installments on each of December 31, 2019, December 31, 2020 and December 31, 2021 if Mr. Eccleshare remains employed on each such annual vesting date.

New CCOH will continue to contribute to Mr. Eccleshare’s personal pension plan registered under Chapter 2, Part 4 of the Finance Act of 2004 in the United Kingdom, as provided in his previous employment agreement. New CCOH also agreed to reimburse Mr. Eccleshare for the reasonable costs and expenses (not to exceed $25,000 annually, fully grossed-up for applicable taxes) associated with filing his U.S. and U.K. personal income tax returns, as applicable. Mr. Eccleshare is eligible to receive health and life insurance benefits and paid vacation on a basis no less favorable than provided to CCOH’s similarly-situated senior executives; provided, however, that his life insurance benefit shall be for an amount equal to four times his annual base salary. New CCOH also agreed to provide a £1500 monthly car allowance, reimburse Mr. Eccleshare for travel and entertainment related expenses, consistent with past practices pursuant to Company policy, and reimburse Mr. Eccleshare for up to four long-haul flights per calendar year for his wife when she accompanies him on Company business.

During Mr. Eccleshare’s employment with New CCOH and for 12 months thereafter, Mr. Eccleshare is subject to non-competition, non-interference and non-solicitation covenants substantially consistent with CCOH’s other senior executives. Mr. Eccleshare also is subject to customary confidentiality, work product and trade secret provisions. During the term of the employment agreement, Mr. Eccleshare may continue as a trustee of Donmar Warehouse and as a non-executive director of Centaur Media Plc and Britvic Plc.

Scott R. Wells

Effective March 3, 2015, CCOH entered into an employment agreement (the “Wells Employment Agreement”) with Mr. Wells. The Wells Employment Agreement has an initial term (the “Initial Term”) that ends on March 2, 2019 and thereafter provides for automatic four-year extensions, unless either CCOH or Mr. Wells gives prior notice electing not to extend the agreement. Subject to the termination provisions described below, Mr. Wells will receive a base salary from CCOH at a rate no less than $750,000 per year, which shall be increased at CCOH’s discretion. Mr. Wells will also have the opportunity to earn an annual performance bonus (the “Performance Bonus”) from CCOH for the achievement of financial and performance criteria established by CCOH and approved in the annual budget. The target performance bonus that may be earned will be not less than 100% of Mr. Wells’ base salary amount (the “Target Bonus”). For 2018, Mr. Wells received an annual bonus of $883,823. In addition to the annual bonus, Mr. Wells is also eligible for an additional long-term incentive opportunity (the “Long-Term Incentive Amount”) from CCOH with an approximate value of $1,000,000 for each award, consistent with other comparable positions pursuant to the terms of the award agreement(s), taking into consideration demonstrated performance and potential, and subject to approval by the board of directors or the compensation committee of CCOH, as applicable. The Wells Employment Agreement also entitles Mr. Wells to participate in all employee welfare benefit plans in which other similarly situated employees of CCOH may participate. CCOH will reimburse Mr. Wells for the attorneys’ fees incurred by Mr. Wells in connection with the negotiation of the Wells Employment Agreement and ancillary documents, up to a maximum reimbursement of $25,000 in the aggregate. The Wells Employment Agreement also contains a customary confidentiality provision that survives Mr. Wells’ termination of employment, as well as customary non-competition and non-solicitation provisions that apply during employment and for the 12-month period thereafter.

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

Steven J. Macri

Effective October 7, 2013, Steven J. Macri entered into an employment agreement with iHeartMedia. Pursuant to his agreement, Mr. Macri will serve as Executive Vice President and Chief Financial Officer of iHeartMedia + Entertainment, Inc. (formerly known as Clear Channel Broadcasting, Inc.) (“iHM”), a wholly owned subsidiary of iHeartMedia, until October 6, 2017, after which time such employment period will be automatically extended from year to year unless either party gives notice of non-renewal as permitted in the agreement. On September 9, 2014, Mr. Macri became Senior Vice President—Corporate Finance of iHeartMedia and Clear Channel Outdoor as well.

On July 3, 2017, iHeartMedia and Mr. Macri entered into a first amendment to Mr. Macri’s employment agreement. Pursuant to the first amendment, the term of Mr. Macri’s employment agreement was extended through June 30, 2018.

On February 27, 2018, iHeartMedia and Mr. Macri entered into a second amendment to Mr. Macri’s employment agreement. Pursuant to the second amendment, the term of Mr. Macri’s employment agreement, which was previously scheduled to expire on June 30, 2018, was extended through March 31, 2019. The second amendment to Mr. Macri’s employment agreement does not contemplate automatic renewals of the employment period and states that if Mr. Macri’s employment continues for any period of time following March 31, 2019, such employment will be “at-will” and may be terminated at any time by either party. In such case, pursuant to the second amendment to Mr. Macri’s employment agreement, Mr. Macri will be entitled to receive his accrued and unpaid base salary through the termination date and any payments required under applicable employee benefit plans.

Under his agreement, Mr. Macri receives compensation consisting of a base salary, incentive awards and other benefits and perquisites. Mr. Macri’s current annual base salary is $700,000. During 2013, Mr. Macri received a $60,000 signing bonus. No later than March 15 of each calendar year, Mr. Macri is eligible to receive a performance bonus. For 2013, Mr. Macri’s target bonus was $375,000, with $187,500 of such amount guaranteed and $187,500 of such amount MBO-based. For purposes of his agreement, MBO-based means the subjective performance criteria agreed to on an annual basis between the President and Chief Financial Officer of iHeartMedia and Mr. Macri at about the same time as established for other similarly situated employees. For 2014 and thereafter, Mr. Macri’s target bonus will be no less than his base salary for the year to which the bonus relates and the criteria will be set by management in consultation with Mr. Macri. For 2018, Mr. Macri received an annual bonus of $1,187,945. He is entitled to participate in all employee benefit plans and perquisites in which other similarly situated employees may participate.

Additionally, pursuant to his employment agreement, on October 7, 2013, Mr. Macri received a one-time long term incentive grant of 100,000 shares of restricted stock.

Under the employment agreement, Mr. Macri is required to protect the secrecy of confidential information of iHeartMedia and its affiliates and to assign certain intellectual property rights. He also is prohibited by the agreement from engaging in certain activities that compete with iHeartMedia and its affiliates during employment and for 12 months after his employment terminates, and he is prohibited from soliciting employees for employment during employment and for 12 months after termination of employment. iHeartMedia agreed to defend and indemnify Mr. Macri for acts committed in the course and scope of his employment.

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

Cash Incentive Plans

As discussed above, for 2018, iHeartMedia provided awards to Messrs. Pittman, Bressler and Macri under the 2018 KEIP and CCOH has provided awards to Mr. Eccleshare and Mr. Wells under the CCOH Executive Incentive Plan. In addition, Mr. Eccleshare received additional bonus opportunities under the CCOH SIP with respect to performance in 2018. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Compensation” for a more detailed description of the 2018 KEIP, the CCOH Executive Incentive Plan and the grant of awards to the named executive officers thereunder, and the additional bonus opportunities under the iHeartMedia SIP and CCOH SIP, as applicable.

The following table sets forth certain information concerning plan-based awards granted to the named executive officers during the year ended December 31, 2018.

Grants of Plan-Based Awards During 2018

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of shares	All Other Option Awards: Number of Securities	Exercise of Base Price	Grant Date Fair Value of Stock
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	of Stock or Units (#)	Underlying Options (#)	of Option Awards ($/Sh)	and Option Awards(a) ($)
Robert W. Pittman	N/A	(b)		9,300,000	13,950,000
Richard J. Bressler	N/A	(b)		5,300,000	7,950,000
C. William Eccleshare	N/A	(b)		1,000,000	2,000,000
	N/A	(b)		300,000	300,000
	9/12/18	(c)				221,729			1,186,250
Scott R. Wells	N/A	(b)		750,000	1,500,000
	9/12/18	(d)				221,729			1,186,250
Steven J. Macri	N/A	(b)		1,100,000	1,650,000

(a)

The amounts in the table reflect the full grant date fair value of time-vesting restricted stock awards computed in accordance with the requirements of ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For assumptions made in the valuation, see footnote (b) to the Summary Compensation Table above and Note 9-Stockholders’ Deficit in Item 8 of the Original 2018 Form 10-K.

(b)

Each of Messrs. Pittman, Bressler and Macri received cash incentive awards from iHeartMedia under the KEIP based on the achievement of pre-established performance goals. Messrs. Eccleshare and Wells received cash incentive awards from Clear Channel Outdoor under the Annual Incentive Plan. In addition, Mr. Eccleshare was eligible to participate in a bonus opportunity under the Clear Channel Outdoor SIP with respect to 2018 performance. Mr. Eccleshare had the opportunity to earn up to $300,000 from Clear Channel Outdoor under his SIP bonus opportunity and earned the full $300,000 based on 2018 performance, of which $100,000 was paid at the end of February 2019 and is included under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table, and the remaining $200,000 of which will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments are paid generally in 2020 and 2021 if Mr. Eccleshare remains employed at that time. For further discussion of the 2018 cash incentive awards, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

(c)

On September 12, 2018, Mr. Eccleshare received a grant of 221,729 shares of Clear Channel Outdoor’s Class A common stock which will vest with respect to 50% of the shares on September 12, 2021 and 50% of the shares on September 12, 2022.

(d)

On September 12, 2018, Mr. Wells received a grant of 221,729 shares of Clear Channel Outdoor’s Class A common stock which will vest with respect to 50% of the shares on September 12, 2021 and 50% of the shares on September 12, 2022.

For further discussion of the equity awards, see “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards of the named executive officers at December 31, 2018.

Outstanding Equity Awards at December 31, 2018

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options				Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(a) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(a) ($)
Name	(#) Exercisable		(#) Unexercisable
Robert W. Pittman	630,000	(b)	—		$36.00	10/2/21	—		—	100,000	(c)	44,000
										250,000	(d)	110,000
Richard J. Bressler	—		—		—	—	—		—	660,000	(e)	290,400
C. William Eccleshare	164,907	(f)	—		$1.17	09/10/19	—		—	—		—
	22,500	(g)	—		$1.16	02/24/20	—		—	—		—
	63,583	(h)	—		$1.43	09/10/20	—		—	—		—
	15,360	(i)	—		$4.78	12/13/20	—		—	—		—
	90,000	(j)	—		$6.09	02/21/21	—		—	—		—
	90,000	(k)	—		$5.02	03/26/22	—		—	—		—
	—		—		—	—	25,000	(l)	129,750	—		—
	—		—		—	—	4,191	(m)	21,751	—		—
	—		—		—	—	70,588	(n)	366,352	—		—
	—		—		—	—	221,729	(o)	1,150,774	—		—
Scott R. Wells	126,974	(p)	211,626	(p)	$6.85	3/3/2025	—		—	—		—
	28,323	(q)	9,441	(q)	$7.71	6/15/2025	—		—	—		—
	12,827	(r)	12,827	(r)	$5.69	6/3/2026	—		—	—		—
	—		—		—	—	22,915	(s)	118,929	—		—
	—		—		—	—	82,236	(t)	426,805	—		—
	—		—		—	—	88,235	(u)	457,940	—		—
	—		—		—	—	208,333	(v)	1,081,248	—		—
	—		—		—	—	221,729	(w)	1,150,774	—		—
Steven J. Macri	—		—		—	—	—		—	50,000	(x)	22,000
							2,500	(y)	1,100	12,500	(y)	5,500
							10,000	(z)	4,400	25,000	(z)	11,000
							7,500	(aa)	3,300	12,500	(aa)	5,500

(a)

For equity awards with respect to the Class A common stock of iHeartMedia, this value is based upon the closing sale price of iHeartMedia’s Class A common stock on December 31, 2018 of $0.44. For equity awards with respect to the Class A common stock of CCOH, this value is based upon the closing sale price of CCOH’s Class A common stock on December 31, 2018 of $5.19.

(b)

Mr. Pittman’s grant of options to purchase 166,000 shares of iHeartMedia’s Class A common stock vested on each of October 2, 2012 and October 2, 2013. However, in connection with his amended and restated employment agreement, iHeartMedia and Mr. Pittman amended this stock option on January 13, 2014 to terminate and forfeit 200,000 of the options. The termination and forfeiture applied ratably such that, as of December 31, 2018, all 630,000 of the options were vested.

(c)

Mr. Pittman’s unvested restricted stock award representing 100,000 shares of iHeartMedia’s Class A common stock will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.

(d)

Mr. Pittman’s unvested restricted stock award representing 250,000 shares of iHeartMedia’s Class A common stock will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.

(e)

Mr. Bressler’s unvested restricted stock award representing 660,000 shares of iHeartMedia’s Class A common stock vests as follows: (1) 360,000 shared of the award will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns; and (2) 300,000 shares of the award will vest on a pro rata basis (using straight line linear interpolation) only if the Sponsors receive between 200% and 278% return on their investment in iHeartMedia in the form of cash returns.

(f)

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

(g)

Mr. Eccleshare’s grant of options to purchase 62,094 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 15,523 shares vested on February 24, 2011; (2) options with respect to 15,524 shares vested on February 24, 2012; (3) options with respect to 15,523 shares vested on February 24, 2013; and (4) options with respect to 15,524 shares vested on February 24, 2014.

(h)

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

(i)	Mr. Eccleshare’s grant of options to purchase 15,360 shares of CCOH’s Class A common stock vested in three equal annual installments beginning on December 13, 2011.
(j)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on February 21, 2012.
(k)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on March 26, 2013.
(l)	Mr. Eccleshare’s unvested restricted stock unit award representing 25,000 shares of CCOH’s Class A common stock vests 50% on September 21, 2019 and 50% on September 21, 2020.
(m)	Mr. Eccleshare’s unvested restricted stock unit award representing 4,191 shares of CCOH’s Class A common stock will vest 50% on September 21, 2019 and 50% on September 21, 2020.
(n)

Mr. Eccleshare’s unvested restricted stock unit award with respect to 70,588 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Eccleshare is still employed by or provided services to CCOH on such date.

(o)	Mr. Eccleshare’s unvested restricted stock unit award with respect to 221,729 shares of CCOH’s Class A common stock will vest with respect to 50% on each of September 12, 2021 and September 12, 2022.
(p)

Mr. Wells’ grant of options to purchase 338,600 shares of CCOH’s Class A common stock vest as follows: (1) 169,300 of the shares of the award are time-vesting, with 25% vesting annually beginning March 3, 2016; and (2) 169,300 shares of the award will vest upon achievement of OIBDAN targets to be specified by the Board.

(q)	Mr. Wells’ grant of options to purchase 37,764 shares of CCOH’s Class A common stock vest in four equal installments beginning June 15, 2016.
(r)	Mr. Wells’ grant of options to purchase 25,654 shares of CCOH’s Class A common stock vest in four equal installments beginning June 3, 2017.
(s)	Mr. Wells’ unvested restricted stock award representing 45,830 shares of CCOH’s Class A common stock vests 50% on June 15, 2018 and 50% on June 15, 2019.
(t)	Mr. Wells’ unvested restricted stock award representing 82,236 shares of CCOH’s Class A common stock vests 50% on June 3, 2019 and 50% on June 3, 2020.
(u)

Mr. Wells’ unvested restricted stock award representing 88,235 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Wells is employed by or providing services to Clear Channel Outdoor on such date.

(v)	Mr. Wells’ unvested restricted stock award representing 208,333 shares of CCOH’s Class A common stock will vest 50% on September 7, 2020 and 50% on September 7, 2021.
(w)	Mr. Wells’ unvested restricted stock unit award with respect to 221,729 shares of CCOH’s Class A common stock will vest with respect to 50% on each of September 12, 2021 and September 12, 2022.

(x)

Mr. Macri’s unvested restricted stock award representing 50,000 shares of iHeartMedia’s Class A common stock will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.

(y)

Mr. Macri’s unvested restricted stock award representing 15,000 shares of iHeartMedia’s Class A common stock vests as follows: (1) 2,500 shares of the award are time vesting and will vest on July 8, 2019; and (2) 12,500 shares of the award will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.

(z)

Mr. Macri’s unvested restricted stock award representing 35,000 shares of iHeartMedia’s Class A common stock vests as follows: (1) 10,000 shares of the award are time vesting and will vest 50% on July 27, 2019 and 50% on July 27 2020; and (2) 25,000 shares of the award will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.

(aa)

Mr. Macri’s unvested restricted stock award representing 20,000 shares of iHeartMedia’s Class A common stock vests as follows: (1) 7,500 shares of the award are time based vesting and will vest one-third on each of May 27, 2019, May 27, 2020 and May 27, 2021 and (2) 12,500 shares of the award will vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns.

Option Exercises and Stock Vested

The following table sets forth certain information concerning option exercises by and stock vesting for the named executive officers during the year ended December 31, 2018.

Option Exercises and Stock Vested During 2018

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(a) (#)	Value Realized on Vesting(b) ($)
Robert W. Pittman	—	—	78,967	156,697
Richard J. Bressler	—	—	60,863	73,513
C. William Eccleshare	—	—	—	—
Scott R. Wells	—	—	22,915	107,701
Steven J. Macri	—	—	20,000	7,625

(a)

Represents the gross number of shares acquired on vesting of iHeartMedia restricted stock by Messrs. Pittman, Bressler and Macri and the gross number of shares acquired on vesting of CCOH restricted stock units by Messrs. Pittman, Bressler and Wells, without taking into account any shares withheld to satisfy applicable tax obligations.

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

Potential Post-Employment Payments

The following narrative and table describe the potential payments or benefits upon termination, change in control or other post-employment scenarios for each of our named executive officers, using an assumed December 31, 2018 trigger event for each scenario.

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

The iHeartMedia award of 910,000 restricted shares of iHeartMedia’s Class A common stock is divided into three tranches consisting of: (1) 250,000 shares (the “Bressler Tranche 1 Shares”); (2) 360,000 shares (the “Bressler Tranche 2 Shares”); and 300,000 shares (the “Bressler Tranche 3 Shares”). The Bressler Tranche 1 Shares will: (1) continue to vest in accordance with the terms of the award agreement upon a Change in Control (as defined in the award agreement); (2) vest with respect to 50,000 shares in the event of a Good Leaver Termination; and (3) vest with respect to 100% of any unvested shares if a Good Leaver Termination occurs within the 90-day period prior to a Change in Control or following a Change in Control. The Bressler Tranche 2 Shares and Bressler Tranche 3

Shares will: (1) in the case of a Good Leaver Termination, be subject to continued vesting for the six-month period following such termination in accordance with the Qualifying Return to Investor metrics set forth in the award agreement; (2) in the case of a Standalone CIC, be converted to a dollar vesting schedule such that the Bressler Tranche 2 Shares will vest, if at all, at 100% on the date that the Fair Market Value (as defined in the award agreement) of one share of iHeartMedia’s Class A common stock reaches $36, and the Bressler Tranche 3 Shares will vest, if at all, on a prorated basis (using straight line linear interpolation) upon the achievement, if any, of a Fair Market Value of iHeartMedia Class A common stock of between $72 and $100.08; (3) in the case of a Good Leaver Termination that occurs during the 18-month period following a Standalone CIC, vest as to 75% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Standalone CIC takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Standalone CIC takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Standalone CIC takes place on or after the second anniversary of the grant date but prior to the fifth anniversary of the grant date; and (4) in the case of a Change of Control that is not a Standalone CIC, vest as to 75% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Change in Control takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Change in Control takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Bressler Tranche 2 Shares and Bressler Tranche 3 Shares if such Change in Control takes place on or after the second anniversary of the grant date but prior to the third anniversary of the grant date. Any unvested shares that do not vest as described above will terminate on the date his employment terminates.

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

C. William Eccleshare

Termination by Clear Channel Outdoor for Cause or by Mr. Eccleshare without Good Reason. Mr. Eccleshare’s Prior Employment Agreement provides for the following payments and benefits upon termination by CCOH for “Cause” or by Mr. Eccleshare without “Good Reason.”

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days following written notice of such non-performance; (3) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days following written notice of such refusal or failure; (4) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law including, without limitation, conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach by Mr. Eccleshare of any of the provisions of his Prior Employment Agreement; or (6) a material violation by Mr. Eccleshare of CCOH’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (1), (3), (5) or (6) unless Mr. Eccleshare has been given written notice specifying the act, omission or circumstances alleged to constitute Cause and he fails to cure or remedy such act, omission or circumstances within 15 business days after receipt of such notice.

The term “Good Reason” includes: (1) a change in Mr. Eccleshare’s reporting line; (2) a material change in his titles, duties or authorities (provided that Mr. Eccleshare shall not have Good Reason to terminate employment if, after a restructuring or reorganization of CCOH or a sale or spinoff of all or a portion of CCOH’s operations, Mr. Eccleshare continues as Chief Executive Officer of CCI (or any of its successors)); (3) a reduction in Mr. Eccleshare’s base salary or target bonus, other than an across-the-board reduction applicable to all senior executive officers of CCOH; (4) a required relocation within the domestic United States of more than 50 miles of his primary place of employment; or (5) a material breach by CCOH of the terms of the Prior Employment

Agreement. To terminate for Good Reason, Mr. Eccleshare must provide CCOH with 30 days’ written notice, after which CCOH has 30 days to cure, and Mr. Eccleshare must terminate employment within ten (10) days following the expiration of CCOH’s cure period, if he still intends to terminate.

If Mr. Eccleshare’s employment is terminated by CCOH for Cause or by Mr. Eccleshare without Good Reason, CCOH will pay to Mr. Eccleshare his accrued and unpaid base salary through the date of termination and any unreimbursed business expenses and any payments or benefits (including accrued but untaken vacation, if any) required under applicable employee benefit plans or equity plans in accordance with such plans and/or policies (the “Accrued Amounts”). In addition, if Mr. Eccleshare terminates his employment without Good Reason and he signs and returns a release of claims in the time period required, CCOH will pay to Mr. Eccleshare any annual bonus and additional bonus earned but unpaid with respect to the calendar year prior to the year of termination (the “Earned Prior Year Annual and Additional Bonus”) and, if CCOH terminates Mr. Eccleshare’s employment after receipt of Mr. Eccleshare’s notice of termination, CCOH will pay any base salary for any remaining portion of the 90-day advance notice period.

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

Termination by CCOH without Cause, by Mr. Eccleshare for Good Reason, Upon Non-Renewal of the Agreement by CCOH or Upon Change in Control. If CCOH terminates Mr. Eccleshare’s employment without Cause (and not by reason of disability), if CCOH does not renew the initial term or any subsequent renewal terms of the Prior Employment Agreement or if Mr. Eccleshare terminates his employment for Good Reason, CCOH will pay to Mr. Eccleshare any Accrued Amounts. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, CCOH will: (1) pay to Mr. Eccleshare a severance payment in an amount equal to 120% of his then-applicable base salary and 100% of his then-applicable target annual bonus in respect of the year of termination (the “Severance Payment”), with such Severance Payment to be paid in equal monthly installments for a period of 12 months after such termination; (2) reimburse his family’s reasonable relocation expenses from New York City to London that are incurred during employment or within 12 months after his termination, including reimbursement of the New York City apartment lease breakage fee, subject to submission of expenses in accordance with CCOH’s reimbursement policy (the “Relocation Fee”); (3) pay to Mr. Eccleshare the Earned Prior Year Annual and Additional Bonus; (4) pay to Mr. Eccleshare a pro rata portion of his annual bonus for the year of termination, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year for which pro rata portion of the annual bonus Mr. Eccleshare shall be eligible only if a bonus would have been earned by the end of the calendar year (the “Prorated Annual Bonus”); and (5) provide for him and his dependents continued participation in CCOH’s group health plan that covers Mr. Eccleshare at CCOH’s expense for a period of three months as long as he timely elects continued coverage and continues to pay copayment premiums at the same level and cost as Mr. Eccleshare paid immediately prior to the termination (the “COBRA Coverage Benefit”). If Mr. Eccleshare violates the non-competition, non-interference or non-solicitation covenants contained in the Prior Employment Agreement (after being provided a 10-day cure opportunity to the extent such violation is curable), Mr. Eccleshare will forfeit any right to the pro rata portion of the Severance Payment for the number of months remaining in the 18-month non-compete period after termination. In addition, no Relocation Fee or COBRA Coverage Benefit will be paid in the event of a violation of the non-competition, non-interference or non-solicitation covenants contained in the Prior Employment Agreement (after being provided a 10-day cure opportunity to the extent such violation is curable) and Mr. Eccleshare will reimburse CCOH for any forfeited pro-rata portion of the Severance Payment, Relocation Fee and/or COBRA Coverage Benefit already paid.

Furthermore, in the event that Mr. Eccleshare’s employment is terminated by CCOH without Cause or by Mr. Eccleshare for Good Reason, his unvested CCOH restricted stock units awarded on July 26, 2012 will vest, his unvested CCOH stock options will be cancelled and his vested CCOH stock options will continue to be exercisable for three months. Mr. Eccleshare’s Prior Employment Agreement does not provide for payments or benefits upon a change in control. Accordingly, if he is terminated without Cause after a change in control, Mr. Eccleshare will be entitled to the benefits described for a termination without Cause. Mr. Eccleshare’s unvested CCOH stock options and CCOH restricted stock units will vest upon a change in control, with or without termination. Further in this event, Mr. Eccleshare shall receive any unpaid portion of the payment to which he is entitled as a result of the Second Eccleshare Amendment, and any unvested restricted stock units shall automatically vest on his last day of employment.

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

Termination by CCOH for Cause or by Mr. Eccleshare without Good Reason Under the New Employment Agreement. Mr. Eccleshare’s New Employment Agreement provides for the following payments and benefits upon termination by CCOH for “Cause” or by Mr. Eccleshare without “Good Reason.”

Under the agreement, “Cause” is defined means one or more of the following reasons, as determined by the board of CCOH reasonably and in good faith: (i) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (ii) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties hereunder (other than by reason of Mr. Eccleshare’s physical or mental illness, incapacity or disability) where such non-performance has continued for more than fifteen (15) business days following written notice of such non-performance; (iii) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with Mr. Eccleshare’s job responsibilities where such refusal or failure has continued for more than fifteen (15) business days following written notice of such refusal or failure; (iv) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law, including, without limitation, conviction of fraud, theft, or embezzlement or a crime involving moral turpitude; (v) a material breach by Mr. Eccleshare of any of the provisions of this Agreement or (vi) a material violation by Mr. Eccleshare of Company’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (i), (iii), (v) or (vi) unless Mr. Eccleshare has been given written notice specifying the act, omission, or circumstances alleged to constitute Cause and Mr. Eccleshare fails to cure or remedy such act, omission, or circumstances within fifteen (15) business days after receipt of such notice.

The term “Good Cause” means one or more of the following reasons, as determined by the board of CCOH reasonably and in good faith: (i) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (ii) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties hereunder (other than by reason of Mr. Eccleshare’s physical or mental illness, incapacity or disability) where such non-performance has continued for more than fifteen (15) business days following written notice of such non-performance; (iii) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with Mr. Eccleshare’s job responsibilities where such refusal or failure has continued for more than fifteen (15) business days following written notice of such refusal or failure; (iv) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law, including, without limitation, conviction of fraud, theft, or embezzlement or a crime involving moral turpitude; (v) a material breach by Mr. Eccleshare of any of the provisions of this Agreement or (vi) a material violation by Mr. Eccleshare of Company’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (i), (iii), (v) or (vi) unless Mr. Eccleshare has been given written notice specifying the act, omission, or circumstances alleged to constitute Cause and Mr. Eccleshare fails to cure or remedy such act, omission, or circumstances within fifteen (15) business days after receipt of such notice.

Termination by CCOH without Cause, by Mr. Eccleshare for Good Reason, Upon Non-Renewal of the Agreement by CCOH Under the New Employment Agreement. CCOH must provide Mr. Eccleshare with 6 months of notice and continue to pay to Mr. Eccleshare his accrued and unpaid base salary through the date of termination (or, if CCOH elects to provide payment in lieu of notice, then Clear Channel will pay Mr. Eccleshare his base salary (subject to applicable tax and insurance) for any remaining portion of the advance notice period, including with any accrued vacation entitlement) and any unreimbursed business expenses and any payments or benefits required to be paid or provided under applicable employee benefit plans or equity plans in accordance with such plans and/or policies (the “Accrued Amounts”). If CCOH terminates Mr. Eccleshare’s employment after receipt of Mr. Eccleshare’s 90-day notice of termination, CCOH will pay Mr. Eccleshare his base salary (subject to applicable tax and insurance) for any remaining portion of the advance notice period, including with any accrued vacation entitlement. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, CCOH will (i) pay to Mr. Eccleshare any annual bonus and additional bonus earned but unpaid with respect to the calendar year prior to the year of termination (the “Earned Prior Year Annual and Additional Bonus”) and a pro-rata portion, if any, of the annual bonus for the calendar year that includes the termination date (the “Pro-Rata Bonus”), (ii) accelerate vesting with respect to any portion of the 2019 Equity Award Grant that is not vested as of the termination date, which accelerated vesting shall occur on the termination date (the “2019 Equity Award Acceleration”), and (D) pay an aggregate amount equal to Mr. Eccleshare’s base salary, multiplied by 2.3, and reduced by the total amount of payment in lieu of notice or garden leave payments previously paid to Mr. Eccleshare.

Termination by CCOH for Cause Under the New Employment Agreement. If Mr. Eccleshare is terminated for Cause, CCOH will pay to Mr. Eccleshare the Accrued Amounts, which will not include any payment in lieu of notice, and Mr. Eccleshare may be required to repay the First Retention Bonus Payment or the Second Retention Bonus Payment and any portion of the 2019 Equity Award Grant that is not vested as of the termination date will be forfeited on the date of termination.

Termination by Mr. Eccleshare Without Good Reason or Failure of Mr. Eccleshare to Accept an Extension of the Employment Period Under the New Employment Agreement. If Mr. Eccleshare terminates his employment without Good Reason or fails to affirmatively accept in writing CCOH’s extension of the employment period within 30 days of when the extension if offered to him, CCOH will pay Mr. Eccleshare the Accrued Amounts, and, only if CCOH provides notice that it elects to place Mr. Eccleshare on garden leave or make payments in lieu of notice, then the applicable payments with respect thereto. Mr. Eccleshare may be required to repay the First Retention Bonus Payment or the Second Retention Bonus Payment and any portion of the 2019 Equity Award Grant that is not vested as of the termination date will be forfeited on the date of termination.

Termination due to Disability Under the New Employment Agreement. If Mr. Eccleshare is unable to perform the essential functions of his full-time position for more than 180 consecutive days in any 12 month period, CCOH may terminate his employment with 90 days’ notice. If Mr. Eccleshare’s employment is terminated, CCOH will pay to Mr. Eccleshare or his designee any Accrued Amounts. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, CCOH will pay to Mr. Eccleshare or his designee (1) any Earned Prior Year Annual and Additional Bonus, (2) the Pro-Rata Bonus, (3) the 2019 Equity Award Acceleration, and (4) such payments or benefits to be made in accordance with the terms of the release.

Termination due to Death Under the New Employment Agreement. If Mr. Eccleshare’s employment is terminated by his death, CCOH will pay to his designee or estate: (1) the Accrued Amounts; (2) any Earned Prior Year Annual and Additional Bonus; (3) the Pro-Rata Bonus; and (4) the 2019 Equity Award Acceleration.

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

Steven Macri

Termination by iHeartMedia for Cause or by Mr. Macri without Good Cause. Mr. Macri’s employment agreement provides for the following payments and benefits upon termination by iHeartMedia for “Cause” or by Mr. Macri without “Good Cause.”

Under the agreement, “Cause” is defined as Mr. Macri’s: (1) willful misconduct; (2) non-performance of his duties (other than due to disability); (3) failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere, or other conduct that has or would result in material injury to iHeartMedia’s reputation; (5) a material breach of his employment agreement; or (6) a material violation of iHeartMedia’s employment and management policies. In the case of (2), (3), (5), or (6) unless the action by its nature is not curable or is a recurrence of a previously cured act with respect to which Mr. Macri has previously been provided notice, those acts will not constitute Cause unless Mr. Macri is provided with 10 days to cure after written notice.

The term “Good Cause” includes, subject to certain exceptions: (1) iHeartMedia’s material breach of the agreement after written notice from Mr. Macri specifying the alleged failure; (2) a substantial and unusual increase in responsibilities and authority without an offer of additional reasonable compensation; (3) a substantial and unusual reduction in responsibilities or authority; (4) if Mr. Macri’s responsibilities and authority in a finance-related capacity have not been expanded within the first 12 months of his employment; or (5) a change in the place of Mr. Macri’s performance outside a 50 mile radius of New York, New York. To terminate for Good Cause, Mr. Macri must provide iHeartMedia with 30 days written notice, after which iHeartMedia has 30 days to cure, unless the Good Cause is not curable by its nature.

If Mr. Macri is terminated with Cause, he will receive a lump-sum cash payment equal to his Accrued Amounts.

Termination by iHeartMedia without Cause, by Mr. Macri for Good Cause or Upon Non-Renewal of the Agreement by iHeartMedia. If Mr. Macri is terminated by iHeartMedia without Cause, if Mr. Macri resigns for Good Cause or the agreement is not renewed by iHeartMedia: (1) he will receive his accrued and unpaid base salary through the termination date and payments required under applicable employee benefit plans; and (2) provided he signs and returns a severance agreement and general release of claims in the time period required, he will receive (a) $1,400,000.0 which represents the sum of Mr. Macri’s base salary and target Annual Bonus, to be paid out over a period of twelve 12 months and (b) a pro rata portion of his 2018 Annual Bonus, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year. Calculation and payment of the bonus, if any, will be pursuant to the plan in effect during the termination year.

Pursuant to the second amendment to Mr. Macri’s employment agreement, the term of Mr. Macri’s employment agreement, which was previously scheduled to expire on June 30, 2018, was extended through March 31, 2019. The second amendment to Mr. Macri’s employment agreement does not contemplate automatic renewals of the employment period and if Mr. Macri’s employment continues for any period of time following March 31, 2019, such employment will be “at-will” and may be terminated at any time by either party. In such case, pursuant to the second amendment to Mr. Macri’s employment agreement, Mr. Macri will be entitled to receive his accrued and unpaid base salary through termination date and any payments required under applicable employee benefit plans.

Termination due to Disability. If Mr. Macri is unable to perform the essential functions of his full-time position for more than 180 days in any 12 month period, iHeartMedia may terminate his employment. If Mr. Macri’s employment is terminated, he will receive a lump-sum cash payment equal to his Accrued Amounts.

Termination due to Death. If Mr. Macri’s employment is terminated by his death, iHeartMedia will pay in a lump sum to his designee or, if no designee, to his estate, his Accrued Amounts.

Post-Employment Table

With respect to all other named executive officers, the following table describes the potential payments or benefits upon termination, other post-employment scenarios or change in control for each of those named executive officers, as if the triggering event occurred on December 31, 2018. The amounts in the table below show only the value of amounts payable or benefits due to enhancements in connection with each scenario, and do not reflect amounts otherwise payable or benefits otherwise due as a result of employment. In addition, the table does not include amounts payable pursuant to plans that are available generally to all salaried employees. The actual amounts to be paid out can only be determined at the time of such change in control or such executive officer’s termination of service.

Potential Payments Upon Termination or Change in Control(a)

Name	Benefit	Termination with “Cause”	Termination without “Cause” or Resignation for “Good Cause” or “Good Reason”		Termination due to “Disability”		Termination due to Death		Retirement or Resignation without “Good Cause” or “Good Reason”		“Change in Control” without Termination(b)	“Change in Control” with Termination
Robert W. Pittman	Cash payment	—	$9,325,000	(c)	$3,325,000	(d)	$3,325,000	(d)	—		—	$9,325,000	(c)
	Value of benefits(e)	—	32,770		32,770		32,700		—		—	32,700
	Gross-up payment	—	—		—		—		—		—	—	(i)

	TOTAL	—	$9,357,770		$3,357,770		$3,357,770		—		—	$9,357,770	(f)

Richard J. Bressler(g)	Cash payment	—	$6,825,000	(k)	$2,325,000	(l)	$2,325,000	(l)	—		—	$6,825,000	(h)
	Value of benefits(e)	—	32,770		32,770		32,770		—		—	32,770
	Gross-up payment	—	—		—		—		—		—	—	(i)

	TOTAL	—	$6,857,770		$2,357,770		$2,357,770		—		—	$6,857,770	(f)

C. William Eccleshare	Cash payment	—	$3,653,155	(k)	$1,375,478	(l)	$1,375,478	(l)	$555,520	(m)	—	$3,653,155	(k)
	Vesting of equity awards(j)	—	—		—		1,668,627		—		151,501	1,668,627

	TOTAL	—	$3,653,155		$1,375,478		$3,044,105		$555,520		$151,501	$5,321,782

Scott R. Wells.	Cash payment	—	$2,758,823	(n)	—		—		—		—	2,758,823	(n)
	Value of benefits(e)	—	7,498		—		—		—		—	7,498
	Vesting of equity awards(j)	—	—		—		—		—		—	3,235,695

	TOTAL	—	$2,766,321		—		—		—		—	$6,002,016

Steven J. Macri(g)	Cash payment	—	$2,475,000	(o)	—		—		—		—	$2,475,000	(o)
	Vesting of equity awards(j)	—	—		—		—		—		—	8,800

	TOTAL	—	$2,475,500		—		—		—		—	$2,483,800

(a)	Amounts reflected in the table were calculated assuming the triggering event occurred on December 31, 2018.
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

(c)

Represents (1) two times the sum of Mr. Pittman’s base salary at termination and annual bonus target for the year ended December 31, 2018 (bonus target defined as 150% of base salary per employment agreement); (2) the 2016 and 2017 iHeartMedia SPI bonuses Mr. Pittman will not be required to repay upon involuntary termination without cause; and (3) the Q1 2018 KEIP bonus that Mr. Pittman will not be required to repay upon involuntary termination without cause.

(d)

Represents (1) the 2016 and 2017 iHeartMedia SIP bonuses that Mr. Pittman will not be required to repay upon involuntary termination without cause; and (2) the Q1 2018 KEIP bonus that Mr. Pittman will not be required to repay upon involuntary termination without cause.

(e)

The values associated with the continued provision of health benefits are based on the 2018 premiums for insurance multiplied by the amount of time Messrs. Pittman, Bressler and Wells are entitled to those benefits pursuant to their respective employment agreements.

(f)

In certain circumstances described under “—Robert W. Pittman” and “—Richard J. Bressler” above, Messrs. Pittman and Bressler would be eligible to receive an excise tax gross-up payment under the terms of their employment agreement. For purposes of calculating the gross-up amount shown in the table, the Company has assumed the termination and change in control scenario that would generate the largest gross-up payment for Messrs. Pittman and Bressler if they were terminated on December 31, 2018, which would be a Good Leaver Termination that occurs within 90 days after a change in control that also constitutes a Standalone Change in Control under their agreements.

(g)

Amounts reflected in the table represent the entire portion of post-employment payments for Messrs. Bressler and Macri. Pursuant to the Corporate Services Agreement, a percentage of payments made to Messrs. Bressler and Macri, other than payments with respect to the vesting of any iHeartMedia equity awards, would be allocated to CCOH. For 2018, this allocation is based on CCOH’s 2018 OIBDAN as a percentage of iHeartCommunications’ 2018 OIBDAN. For a further discussion of the Corporate Services Agreement, please refer to “Compensation Discussion and Analysis—Corporate Services Agreement” or “Certain Relationships and Related Party Transactions—Corporate Services Agreement.”

(h)

Represents (1) 1.5 times the sum of Mr. Bressler’s base salary at termination and annual bonus target for the year ended December 31, 2018 (bonus target defined as 150% of base salary per employment agreement), (2) the 2016 and 2017 iHeartMedia SIP bonuses that Mr. Bressler will not be required to repay upon involuntary termination without cause; and (3) the Q1 2018 KEIP bonus that Mr. Bressler will not be required to pay upon involuntary termination without cause.

(i)

Represents (1) 2016 and 2017 iHeartMedia SIP bonuses that Mr. Bressler will not be required to repay upon involuntary termination; and (2) the Q1 2018 KEIP bonuses that Mr. Bressler will not be required to repay upon involuntary termination without cause.

(j)

For Messrs. Eccleshare and Wells, the amounts reflect the value of unvested CCOH equity awards on December 31, 2018 that would be subject to accelerate vesting, based upon the closing price of CCOH’s Class A common stock on December 31, 2018 of $5.19 and excluding any stock options with an exercise price exceeding the closing price of CCOH’s Class A common stock on December 31, 2018. For Mr. Macri, amounts reflect the value of unvested iHeartMedia awards on December 31, 2018 that would be subject to accelerated vesting. This value is based upon the closing price of iHeartMedia’s Class A common stock on December 31, 2018 of $0.44, but it excludes stock options with an exercise price exceeding the closing price of iHeartMedia’s Class A common stock on December 31, 2018.

(k)

Represents (1) the sum of 1.2 times Mr. Eccleshare’s base salary at termination and 1.0 times Mr. Eccleshare’s annual bonus target for the year ended December 31, 2018, (2) an annual bonus for the year ended December 31, 2018, (3) $90,000 previously earned pursuant to the 2016 CCOH SIP bonus, and (4) $200,000 previously earned pursuant to the 2017 CCOH SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.

(l)

Represents (1) an annual bonus for the year ended December 31, 2018, (2) $90,000 previously earned pursuant to the 2016 CCOH SIP bonus, and (3) $200,000 previously earned pursuant to the 2017 CCOH SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.

(m)

Represents (1) $90,000 previously earned pursuant to the 2016 CCOH SIP bonus, (2) $200,000 previously earned pursuant to the 2017 CCOH SIP bonus, pursuant to Mr. Eccleshare’s employment agreement, and (3) base salary during the required 90-day notice period under Mr. Eccleshare’s employment agreement.

(n)

Represents the amount payable to Mr. Wells pursuant to his employment agreement, which includes (1) 1.5 times his base salary at termination, (2) his annual bonus target for the year ended December 31, 2018, and (3) a prorated annual bonus for the year ended December 31, 2018. If Mr. Wells were terminated without cause, any time-vesting CCOH options that would vest within one year following the termination date would vest. Also, any performance-vesting options would remain eligible to vest for 3 months following the termination date.

(o)

Represents the amount payable to Mr. Marci pursuant to his employment agreement, which includes (1) 1 times the sum of his base salary at termination and annual bonus target for the year ended December 31, 2018; (2) the 2016 and 2017 iHeartMedia SIP bonuses that Mr. Macri will not be required to repay upon involuntary termination without cause; and (3) the Q1 2018 KEIP bonus that Mr. Macri will not be required to repay upon involuntary termination without cause.

Director Compensation

The individuals who served as members of our Board during 2018 are set forth in the table below. The non-employee directors of iHeartMedia are reimbursed for their expenses associated with their service as directors of iHeartMedia, but currently do not receive compensation for their service as directors of iHeartMedia (other than Messrs. Brace and Cremens). Robert W. Pittman and Richard J. Bressler are employees of iHeartMedia. They do not receive any additional compensation from us for their service on our Board. Mr. Pittman’s compensation for his service as iHeartMedia’s Chief Executive Officer and Mr. Bressler’s compensation for his service as iHeartMedia’s President, Chief Operating Officer and Chief Financial Officer is included in the Summary Compensation Table above.

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

Director Compensation Table

	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
David C. Abrams	—	—	—
John N. Belitsos	—	—	—
Frederic F. Brace	425,000	—	425,000
Richard J. Bressler	—	—	—
James C. Carlisle	—	—	—
John P. Connaughton	—	—	—
Charles H. Cremens	395,000	—	395,000
Laura A. Grattan	—	—	—
Blair E. Hendrix	—	—	—
Matthew J. Freeman	—	—	—
Jonathon S. Jacobson	—	—	—
Robert W. Pittman	—	—	—
Scott M. Sperling	—	—	—

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

Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing pay ratio information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Robert W. Pittman, our Chief Executive Officer. The rules adopted by the SEC require a registrant to identify its median employee only once every three years if there has been no change to the registrant’s employee population or employee compensation arrangements that would result in a significant change to the pay ratio disclosure. Because we have had no changes to our employee population or compensation arrangements that would significantly impact our pay ratio disclosure, the employee representing the median-paid employee for 2018 is the same employee selected for 2017. For 2018, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO), was $50,200; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Annual Report on Form 10-K/A, was $13,082,606.

Based on this information, for 2018 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 261 to 1.

Methodology, Assumptions and Estimates Used in Determining our Pay Ratio Disclosure

As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2017, in determining the pay ratio calculation, we used the methodology, assumptions and estimates set forth below in determining the median employee.

1.     The “median employee” that was used for purposes of calculating the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees in 2018 is the same employee that was identified for purposes of our 2017 disclosure. There has been no change in our employee population or employee compensation arrangements since that median employee was identified that we believe would significantly impact our pay ratio disclosure. We selected October 1, 2017, which is within the last three months of 2017, as the date upon which we would identify the median employee, to allow sufficient time to identify the median employee given the global scope of our operations.

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

In total, the excluded employees represented 1.0% of our combined U.S. and non-U.S. workforce as of October 1, 2017.

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

Once we identified the median employee, we identified and calculated the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $48,186. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included in this Annual Report on Form 10-K/A. We believe the pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

During 2018, Messrs. Abrams, Carlisle, Connaughton, Hendrix and Jacobson served as the members of our Compensation Committee. There were no “interlocks” among any of the directors who served as members of our Compensation Committee and any of our executive officers during 2018 and as of the date of this Annual Report on Form 10-K/A During 2018, no member of the Compensation Committee simultaneously served as an executive officer of iHeartMedia. For relationships between members of the Compensation Committee and iHeartMedia requiring disclosure under the SEC’s rules governing disclosure of transactions with related persons, see “Certain Relationships and Related Party Transactions” below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2018 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-Average exercise price of outstanding options, warrants and rights(1) (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(A)) (C)
Equity Compensation Plans approved by security holders(2)	5,949,520	(3)	$33.70	4,194,040
Equity Compensation Plans not approved by security holders	—		—	—

Total	5,949,520		$33.70	4,194,040

(1)

The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or RSUs, which have no exercise price.

(2)

Represents the 2005 Stock Incentive Plan and the 2012 Amended and Restated Stock Incentive Plan. The 2005 Stock Incentive Plan automatically terminated (other than with respect to outstanding awards) upon stockholder approval of the 2012 Stock Incentive Plan at our Annual Stockholder Meeting on May 18, 2012 and, as a result, there are no shares available for grant under the 2005 Stock Incentive Plan.

(3)	This number includes shares subject to outstanding awards granted, of which 690,994 shares are subject to outstanding options and 5,258,526 shares are subject to outstanding restricted shares.

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of iHeartMedia’s common stock as of March 19, 2019 for: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to iHeartMedia to beneficially own more than 5% of any class of iHeartMedia’s outstanding shares of common stock. At the close of business on March 19, 2019, there were 31,449,188 shares of iHeartMedia’s Class A common stock (of which 31,337,897 were entitled to vote and 111,291 shares were held by CC Finco, a subsidiary of iHeartMedia), 555,556 shares of iHeartMedia’s Class B common stock, 58,967,502 shares of iHeartMedia’s Class C common stock and 0 shares of iHeartMedia’s Class D common stock outstanding. In addition, information concerning the beneficial ownership of common stock of our indirect subsidiary, CCOH, by: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; and (3) our directors and executive officers as a group is set forth in the footnotes to the table below. At the close of business on March 19, 2019, there were 50,581,618 shares of CCOH’s Class A common stock outstanding and 315,000,000 shares of CCOH’s Class B common stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

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

Name and Address of Beneficial Owner(a)	Number of Shares of Class A Common Stock	Number of Shares of Class B Common Stock		Number of Shares of Class C Common Stock		Percentage of Outstanding Common Stock on an As-Converted Bases(b)
Holders of More than 5%:
Bain Capital Investors, LLC and related investment funds	—	555,556	(c)	58,967,502	(d)	65.4%
Thomas H. Lee Partners, L.P. and related investment entities	—	555,556	(e)	58,967,502	(f)	65.4%
Abrams Capital Management, L.P. and affiliates(g)	16,761,917	—		—		18.4%
Named Executive Officers, Executive Officers and Directors:
David C. Abrams(g)	16,761,917	—		—		18.4%
John N. Belitsos(h)	—	—		—		—
Frederic F. Brace	—	—		—		—
Richard J. Bressler(i)	845,713	—		—		*
James C. Carlisle(j)	—	—		—		—
John P. Connaughton(h)	—	—		—		—
Charles H. Cremens	—	—		—		—
C. William Eccleshare(k)	—	—		—		—
Matthew J. Freeman(h)	—	—		—		—
Laura A. Grattan(j)	—	—		—		—
Blair E. Hendrix(h)	—	—		—		—
Jonathon S. Jacobson	—	—		—		—
Steven J. Macri(l)	165,098	—		—		—
Robert W. Pittman(m)	1,990,198	—		—		2.2%
Scott M. Sperling(n)	—	—		—		—
Scott R. Wells(o)	—	—		—		—
All directors and executive officers as a group (18 individuals)(p)	19,955,032	—		—		21.9%

*	Means less than 1%.
(a)	Unless otherwise indicated, the address for all beneficial owners is c/o iHeartMedia, Inc., 20880 Stone Oak Parkway, San Antonio, Texas 78258.
(b)	Percentage of ownership calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”).
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

(g)

As reported on a Schedule 13D/A filed with respect to iHeartMedia’s Class A common stock on December 17, 2018. The iHeartMedia shares reported in the Schedule 13D/A for Abrams Capital Partners II, L.P. (“ACP II”) represent shares beneficially owned by ACP II. Shares reported in the Schedule 13D/A for Abrams Capital, LLC (“Abrams Capital”) represent shares beneficially owned by ACP II and other private investment vehicles for which Abrams Capital serves as general partner. Shares reported in the Schedule 13D/A for Abrams Capital Management, L.P. (“Abrams CM LP”) and Abrams Capital Management, LLC (“Abrams CM LLC”) represent shares beneficially owned by Abrams Capital and another private investment vehicle for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. The iHeartMedia shares reported in the Schedule 13D/A for Mr. Abrams represent the above-referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC. The business address of each reporting person is c/o Abrams Capital Management, L.P., 222 Berkley Street, 21st Floor, Boston, Massachusetts 02116. As of March 19, 2019, the shares of iHeartMedia’s Class A common stock reported on the Schedule 13D represented 7.4% of the outstanding shares of iHeartMedia’s Class A common stock.

As reported on a Schedule 13G/A filed with respect to CCOH’s Class A common stock on February 13, 2013, ACP II and affiliates beneficially owned 3,354,390 shares of CCOH’s Class A common stock, which represented, as of March 19, 2019, 6.8% of CCOH’s outstanding Class A common stock and less than 1.0% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock. Shares of CCOH’s Class A common stock reported in the Schedule 13G/A for ACP II represent shares beneficially owned by ACP II. Shares reported in the Schedule 13G/A for Abrams Capital represent shares beneficially owned by ACP II and other private investment funds for which Abrams Capital serves as general partner. Shares reported in the Schedule 13G/A for Abrams CM LP and Abrams CM LLC represent the above-referenced shares beneficially owned by Abrams Capital and shares beneficially owned by another private investment fund for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. Shares reported in the Schedule 13G/A for Mr. Abrams represent the above-referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC. Each disclaims beneficial ownership of the shares reported except to the extent of its or his pecuniary interest therein. The business address of each reporting person is c/o Abrams Capital Management, L.P., 222 Berkley Street, 21st Floor, Boston, Massachusetts 02116.

(h)

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

(i)

Includes 185,173 shares of Class A common stock of iHeartMedia and 660,000 shares of unvested restricted Class A common stock of iHeartMedia held by Mr. Bressler. Mr. Bressler’s holdings represented 2.7% of iHeartMedia’s outstanding Class A common stock as of March 19, 2019.

As of March 19, 2019, Mr. Bressler also held 146,219 shares of Class A common stock of CCOH, which represented less than 1% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(j)

James C. Carlisle and Laura A. Grattan are managing directors of THL. Each of them disclaims beneficial ownership of the securities listed in footnotes (e) and (f) except to the extent of his or her pecuniary interest therein. Their addresses are c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.

(k)

As of March 19, 2019, Mr. Eccleshare held 287,209 shares of CCOH’s Class A common stock and vested stock options representing 446,350 shares of CCOH’s Class A common stock. As of March 19, 2019, Mr. Eccleshare’s holdings collectively represented 1.5% of CCOH’s outstanding Class A common stock and less than 1.0% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(l)

As of March 19, 2019, Mr. Macri held 45,098 shares of iHeartMedia’s Class A common stock and 120,000 unvested restricted shares of iHeartMedia’s Class A common stock, which collectively represented less than 1.0% of iHeartMedia’s outstanding Class A common stock.

(m)

As of March 19, 2019, Mr. Pittman held 303,983 shares of iHeartMedia’s Class A common stock, 350,000 unvested restricted shares of iHeartMedia’s Class A common stock and vested stock options to purchase 630,000 shares of iHeartMedia’s Class A common stock, and Pittman CC LLC, a limited liability company controlled by Mr. Pittman, beneficially owned 706,215 shares of iHeartMedia’s Class A common stock. As of March 19, 2019, these holdings collectively represented 6.3% of iHeartMedia’s outstanding Class A common stock.

As of March 19, 2019, Mr. Pittman also held 356,936 shares of Class A common stock of CCOH, which represented less than 1% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

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

As of March 19, 2019, Mr. Walls also held 250,668 shares of Class A common stock of CCOH, which represented less than 1% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(o)

As of March 19, 2019, Mr. Wells held 20,130 shares of Class A common stock of CCOH, 623,448 shares of unvested restricted Class A common stock of CCOH and vested stock options and stock options that will vest within 60 days after March 19, 2019, collectively representing 210,449 shares of CCOH’s Class A common stock. As of March 19, 2019, these holdings represented 1.6% of CCOH’s outstanding Class A common stock and less than 1% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

(p)

Includes: (1) 16,761,917 shares of iHeartMedia’s Class A common stock beneficially owned by Abrams CM LP and affiliates (Mr. Abrams is one of our directors and the managing member of Abrams Capital and Abrams CM LLC); (2) vested stock options representing 630,000 shares of iHeartMedia’s Class A common stock held by our directors and executive officers as a group; (3) 1,192,625 restricted shares of Class A common stock of iHeartMedia held by such persons; (4) 664,725 shares of iHeartMedia’s Class A common stock held by such persons; and (5) 706,215 shares of iHeartMedia’s Class A common stock held by Pittman CC LLC. As of March 19, 2019, the holdings of our directors and executive officers collectively represented 63.5% of iHeartMedia’s outstanding Class A common stock.

As of March 19, 2019, all of iHeartMedia’s directors and executive officers as a group also were the beneficial owners of CCOH’s Class A common stock as follows: (1) 1,061,162 shares of CCOH’s Class A common stock held by such persons; (2) vested stock options and stock options that will vest within 60 days after March 19, 2019 collectively representing 656,799 shares of CCOH’s Class A common stock; (3) 623,448 shares of unvested restricted Class A common stock of CCOH held by such persons; and

(4) 3,354,390 shares of CCOH’s Class A common stock beneficially owned by Abrams CM LP and affiliates. As of March 19, 2019, these holdings collectively represented 11.3% of CCOH’s outstanding Class A common stock and 1.6% of CCOH’s outstanding Class A common stock assuming all shares of CCOH’s Class B common stock are converted to shares of CCOH’s Class A common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

iHeartMedia Chapter 11 Proceedings

On March 14, 2018, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court. Clear Channel Outdoor and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized iHeartMedia to continue to provide services to CCOH in the ordinary course of business, including, among other things, with respect to the Corporate Services Agreement.

The Chapter 11 Cases are being jointly administered under the caption In re: iHeartMedia, Inc. et al., Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Plan of Reorganization was confirmed by the Bankruptcy Court on January 22, 2019. The Plan of Reorganization contemplates a restructuring of the Debtors that will reduce iHeartCommunications’ debt from approximately $16 billion to $5.75 billion, and will result in the separation (the “Separation”) of CCOH from the Company, creating two independent companies. Effectiveness of the Plan of Reorganization and consummation of the Separation is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, we currently anticipate the Plan of Reorganization will become effective and we will emerge from Chapter 11 during the second quarter of 2019.

The Settlement Agreement

On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement (the “CCOH Separation Settlement”) of all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in action captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS and/or the action captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS, and the private equity sponsor defendants in such actions. The CCOH Separation Settlement provides for the consensual separation of the Debtors and CCOH, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, a $200 million unsecured revolving line of credit from certain of the Debtors to CCOH for a period of up to three years, the transfer of certain of the Debtors’ intellectual property to CCOH, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from CCOH to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by CCOH relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents.

The Merger and the Management Agreement

In connection with our incorporation by the Sponsors for the purpose of acquiring iHeartCommunications pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”), we became party to a management agreement with the Sponsors and certain other parties thereto, pursuant to which the Sponsors provide management and financial advisory services to us and our wholly owned subsidiaries until 2018, at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the year ended December 31, 2018, we incurred an aggregate of $2.9 million in management fees and reimbursable expenses. In connection with the Chapter 11 Cases, the Company is not recognizing management fees following March 14, 2018.

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

The following are not deemed to be affiliate transactions for purposes of the affiliate transaction agreement: (1) any commercial transaction between iHeartMedia or any of its subsidiaries, on the one hand, and any portfolio company in which any principal investor or any affiliate of a principal investor has a direct or indirect equity interest, on the other, so long as such transaction was entered into on an arms-length basis; (2) any purchase of bank debt or securities by a principal investor or an affiliate of a principal investor or any transaction between a principal investor or affiliate of a principal investor on the one hand, and iHeartMedia or one of its subsidiaries, on the other hand, related to the ownership of bank debt or securities, provided such purchase or transaction is on terms (except with respect to relief from all or part of any underwriting or placement fee applicable thereto) comparable to those consummated within an offering made to unaffiliated third parties; (3) the payment by iHeartMedia or one of its subsidiaries of up to $87.5 million in transaction fees to the principal investors or their affiliates in connection with the transactions contemplated by the Merger Agreement; (4) any payment of management, transaction, monitoring, or any other fees to the principal investors or their affiliates pursuant to an arrangement or structure whereby the holders of public shares of iHeartMedia are made whole for the portion of such fees paid by iHeartMedia that would otherwise be proportionate to their shareholdings; and (5) any transaction to which a principal investor or an affiliate thereof is a party in its capacity as a stockholder of iHeartMedia that is offered generally to other stockholders of iHeartMedia (including the holders of shares of Class A common stock) on comparable or more favorable terms.

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

The Corporate Services Agreement provides that certain executive officers of iHeartCommunications will be made available to CCOH, and CCOH will be obligated to utilize those executive officers, to serve as CCOH’s executive officers. The Corporate Services Agreement may be terminated by mutual agreement or, after the date iHeartCommunications owns shares of CCOH’s common stock representing less than 50% of the total voting power of CCOH’s common stock, upon six months written notice by CCOH. iHMMS charges an allocable portion of the compensation and benefits costs of such persons based on a ratio of CCOH’s financial performance to the financial performance of iHeartCommunications. The compensation and benefits costs allocated to CCOH include such executives’ base salary, bonus and other standard employee benefits, but exclude equity-based compensation. See “Compensation Discussion and Analysis—Corporate Services Agreement” and footnote (g) to the Summary Compensation Table for additional information regarding the allocations. For the year ended December 31, 2018, charges for the corporate and executive services provided to CCOH under the Corporate Services Agreement totaled $68.0 million.

The Settlement Agreement contemplates that the Corporate Services Agreement will be terminated, canceled and of no further force and effect upon iHeartMedia’s emergence from Chapter 11 (and concurrently with the termination a new transition services agreement will become effective).

Commercial Transactions

As described elsewhere in this Annual report on Form 10-K/A, entities controlled by the Sponsors hold all of the shares of our Class B common stock and Class C common stock, representing a majority (whether measured by voting power or economic interest) of our equity. Seven of our current directors (John N. Belitsos, James C. Carlisle, John P. Connaughton, Matthew J. Freeman, Laura A. Grattan, Blair E. Hendrix and Scott M. Sperling) are affiliated with the Sponsors. Prior to becoming our President and Chief Financial Officer on July 29, 2013, Richard J. Bressler was a managing director at THL. In addition, director David C. Abrams is the managing member of the investment firm Abrams Capital, which beneficially owned 7.4% of our outstanding Class A common stock as of March 19, 2019, and director Jonathon S. Jacobson is the founder and Chief Investment Officer of the investment firm Highfields Capital Management. See “Security Ownership of Certain Beneficial Owners and Management.”

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

During 2018, we provided ordinary course of business advertising and other services and/or received ordinary course of business services related to our media and entertainment and outdoor businesses exceeding $120,000 in value with respect to 11 companies in which one or both of the Sponsors or Abrams Capital directly or indirectly owned a greater than 10% equity interest. These transactions were negotiated on an arms-length basis and, in the aggregate, we were paid $5.0 million by these entities and we paid $1.2 million to these entities with respect to these 2018 transactions.

During 2017, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company (“Broader Media”), repurchased from unaffiliated third parties approximately $4.0 million aggregate principal amount of iHeartCommunications’ 10.0% Senior Notes due 2018 (the “2018 Notes”) for an aggregate purchase price of approximately $2.7 million.

From time to time the Sponsors or their affiliates or the investment firms affiliated with Mr. Abrams and Mr. Jacobson may acquire loans or debt securities (collectively, the “iHeartCommunications Debt Securities”) issued by iHeartCommunications either directly from iHeartCommunications, in open market transactions or through loan syndications. As of December 31, 2018, the Sponsors collectively owned approximately $228.6 million of term loans under iHeartCommunications’ senior secured credit facilities and the investment firms affiliated with Mr. Abrams and Mr. Jacobson owned approximately $17.8 million of term loans under iHeartCommunications’ senior secured credit facilities, and Bain Capital owned approximately $13.0 million of other iHeartCommunications debt securities and the investment firms affiliated with Mr. Abrams and Mr. Jacobson owned approximately $186.4 million of other iHeartCommunications debt securities. During 2018, iHeartCommunications no amounts in interest or principal on the iHeartCommunications debt securities owned by the Sponsors and an aggregate of approximately $9.2 million in interest and an aggregate of approximately $1.5 million in principal on the iHeartCommunications Debt Securities owned by the investment firms affiliated with Mr. Abrams and Mr. Jacobson. The largest principal amount of the iHeartCommunications debt securities owned by the Sponsors collectively and owned by the investment firms affiliated with Mr. Abrams and Mr. Jacobson collectively was approximately $1.2 billion and $207.2 million, respectively, during 2018. As of December 31, 2018, the iHeartCommunications term loans owned by the Sponsors and the investment firm affiliated with Mr. Jacobson bear interest at various rates between LIBOR + 3.65% and LIBOR + 7.50%. The other iHeartCommunications debt securities owned by the Sponsors bear interest at 9.0% and the other iHeartCommunications Debt Securities owned by the investment firms affiliated with Mr. Abrams and Mr. Jacobson bear interest at 14.0% and 9.0%, respectively.

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

On December 13, 2013 we terminated the lease agreement with Yet Again Inc. Pursuant to the terms of the original lease, Yet Again Inc. refunded to us $1,953,427 of the one-time upfront lease payment, based upon the period remaining in the term. On December 23, 2013, one of our subsidiaries entered into an aircraft lease with FalconAgain, Inc., a company controlled by Mr. Pittman (“FalconAgain”), to lease an airplane for his use in exchange for a one-time payment of $1,953,427, which our subsidiary paid in 2013. On November 1, 2017, we extended the lease with FalconAgain until January 13, 2019 (the “Lease Extension”). The Lease Extension provided that we pay a monthly lease payment of $41,476.66 during the term of the Lease Extension, prorated as applicable, for the first and last month of the Lease Extension. Our subsidiary also is responsible for all related taxes, insurance and maintenance costs during the lease term (other than discretionary upgrades, capital improvements or refurbishment). In addition, we paid Mr. Pittman $62,993 and $48,653, respectively, during 2018 and 2017 as reimbursement for Mr. Pittman’s business use of a helicopter. In 2015, pursuant to an agreement made in 2014, we subleased 10,000 square feet of unused space within one of our office leases in New York City (midtown Manhattan) to North American Membership Group, Inc., (“NAMG”) a portfolio company of Pilot Group II LP, an entity in which Mr. Pittman is an investor and in which he controls the general partner (“Pilot Group”). Fixed rent during 2015 was approximately $400,000 plus a proportionate share of building expenses. We also subleased 5,000 square feet within that same lease to Pilot Group Manager LLC, the management company for the Pilot Group and an entity in which Mr. Pittman is a member, for fixed rent during 2015 of approximately $158,000 plus a proportionate share of building expenses. While both subleases contained annual renewal clauses, neither Pilot Group Manager LLC, nor NAMG, opted to exercise their renewal options for 2016, electing instead to downsize their respective subspaces within our leasehold. Effective January 1, 2016, NAMG subleased 3,000 square feet within that same leasehold for a fixed rent of $94,530 annually plus a proportionate share of building expenses, from us and the Pilot Group subleased 1,800 square feet for a fixed rent of $56,718 annually plus a proportionate share of building expenses. During 2016, neither NAMG nor Pilot Group Manager LLC renewed their respective subleases for 2017 and the subleases were both terminated as of December 31, 2016. In addition, on November 15, 2010, we issued and sold 706,215 shares of our Class A common stock to Pittman CC LLC, a Delaware limited liability company controlled by Mr. Pittman, for $5,000,000 in cash, pursuant to a Stock Purchase Agreement dated November 15, 2010 by and among Pittman CC LLC, CC IV and CC V. Fifty percent of the shares were vested upon issuance and the remaining shares will vest upon certain liquidity transactions initiated by the Sponsors.

Policy on Review, Approval or Ratification of Transactions with Related Persons

We have adopted formal written policies and procedures for the review, approval or ratification of certain related party transactions involving us and one of our executive officers, directors or nominees for director, or owner of more than 5% of any class of iHeartMedia’s voting securities, and which may be required to be reported under the SEC disclosure rules. Such transactions must be pre-approved by the Audit Committee of our Board (other than the directors involved, if any) or by a majority of disinterested directors, except that no such pre-approval shall be required for an agreement, or series of related agreements, providing solely for ordinary course of business transactions made on standard terms and conditions where the aggregate amount to be paid to us is less than $20 million or the aggregate amount paid by us is less than $500,000. In addition, if our management, in consultation with our Chief Executive Officer or Chief Financial Officer, determines that it is not practicable to wait until the next Audit Committee meeting to approve or ratify a particular transaction, then the Board has delegated authority to the Chairman of the Audit Committee to approve or ratify such transactions. The Chairman of the Audit Committee reports to the Audit Committee any transactions reviewed by him or her pursuant to this delegated authority at the next Audit Committee meeting. The primary consideration with respect to the approval of related party transactions is the overall fairness of the terms of the transaction to us. The related person transactions described above in this Annual Report on Form 10-K/A were ratified or approved by the Audit Committee or Board pursuant to these policies and procedures, to the extent required. We generally expect transactions of a similar nature to occur during 2019.

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

Our Board has affirmatively determined that Frederic F. Brace, Charles H. Cremens and Jonathon S. Jacobson are independent directors under the listing standards of NASDAQ. In making these determinations, the Board reviewed information provided by the directors and by iHeartMedia with regard to the directors’ business and personal activities as they relate to iHeartMedia and its affiliates. In the ordinary course of business during 2018, we entered into various transactions with certain entities affiliated with members of our Board. Our Board considered the following transactions and relationships in making their independence determinations with respect to Messrs. Brace, Cremens and Jacobson:

•	A corporation for which Mr. Brace serves as a director paid us approximately $59,000 during 2018 for radio advertising services.

•

During 2018, our affiliates donated radio and outdoor public service announcements to a charity for which an immediate family member of Mr. Jacobson serves as a director (approximately $3,500 in aggregate value).

•

Funds affiliated with Mr. Jacobson also own certain term loans and other debt securities of our indirect wholly owned subsidiary, iHeartCommunications, as described in “Certain Relationships and Related Party Transactions—Commercial Transactions.”

The transactions described above are arms-length, ordinary course of business commercial, charitable or financing transactions and we generally expect transactions of a similar nature to occur during 2018. Our Board has concluded that such transactions or relationships do not impair the independence of the director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following fees for services provided by Ernst & Young LLP were incurred by iHeartMedia with respect to the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(In thousands)	2018	2017
Audit fees(a)	$8,021	$9,281
Audit-Related Fees(b)	97	97
Tax Fees(c)	930	1,836
All Other Fees(d)	370	340

Total Fees for Services	$9,418	$11,554

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

(c)

Tax Fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews. Of the $930,000 in Tax Fees with respect to 2018 and $1,835,900 in Tax Fees with respect to 2017, $48,500 and $63,500, respectively, was related to tax compliance services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)3. Exhibits

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (Incorporated by reference to Exhibit 3.1 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.)

3.2	Amended and Restated ByLaws of iHeartMedia, Inc. (Incorporated by reference to Exhibit 3.2 to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

4.1	Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on August 28, 1998).

4.3	Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 17, 2004).

4.4	Indenture, dated as of February 23, 2011, to Indenture dated as of February 23, 2011, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.5	Supplemental Indenture, dated as of June 14, 2011, to Indenture dated as of February 23, 2011, among iHeartCommunications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.6	Indenture, dated as of October 25, 2012, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

4.7	Indenture, dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on March 1, 2013).

4.8	Indenture, dated as of June 21, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 21, 2013).

4.9	First Supplemental Indenture, dated as of December 16, 2013, to Indenture dated as of June 21, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.26 to Amendment No. 1 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 16, 2013).

4.10	Second Supplemental Indenture, dated as of December 24, 2013, to Indenture dated as of June 21, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.28 to Amendment No. 2 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

Exhibit Number	Description

4.11	Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.12	Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.13	Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.14	Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.15	Indenture, dated as of May 1, 2014, among CCU Escrow Corporation and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.16	First Supplemental Indenture, dated as of June 6, 2014, to Indenture dated as of May 1, 2014, among iHeartCommunications, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.17	Third Supplemental Indenture, dated as of August 22, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and Law Debenture Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Form 8-K filed on August 22, 2014).

4.18	Indenture, dated as of September 10, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).

4.19	First Supplemental Indenture, dated as of September 29, 2014, to Indenture dated as of September 10, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as the collateral agent (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 29, 2014).

4.20	Indenture, dated as of February 26, 2015, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 26, 2015).

4.21	Indenture, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 16, 2015).

4.22	Fourth Supplemental Indenture, dated as of October 3, 2016, to Indenture dated as of June 21, 2013, between iHeartCommunications, Inc. and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 4, 2016).

4.23	Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 23, 2011, among certain subsidiary guarantors named therein, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar, authentication agent and transfer agent (Incorporated by reference to Exhibit 4.23 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

Exhibit Number	Description

4.24	First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of October 25, 2012, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.24 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.25	First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 28, 2013, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.25 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.26	Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of September 10, 2014, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.26 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.27	First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 26, 2015, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.27 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.28	Fifth Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of June 21, 2013, among certain subsidiary guarantors named therein and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.28 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.29	Sixth Supplemental Indenture, dated as of December 9, 2016, to Indenture dated as of June 21, 2013, between iHeartCommunications, Inc. and Delaware Trust Company, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 12, 2016)

4.30	Second Supplemental Indenture, dated as of February 7, 2017, to Indenture dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and UMB Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 7, 2017).

4.31	Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2017).

4.32	Indenture, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

4.33	Exchange and Registration Rights Agreement, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

10.1	Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among iHeartCommunications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, iHeartMedia Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

Exhibit Number	Description

10.3	Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 4, 2013).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6	Amended and Restated Credit Agreement, dated as of December 24, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers party thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 27, 2012).

10.7	Revolving Promissory Note dated November 10, 2005 payable by iHeartCommunications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.41 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.10	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to iHeartCommunications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.11	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.42 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartMedia Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description

10.17	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among iHeartMedia, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.18	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, iHeartMedia, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.19	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, iHeartMedia, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.20§	Stockholders Agreement, dated as of July 29, 2008, by and among iHeartMedia, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.21§	Side Letter Agreement, dated as of July 29, 2008, among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.22	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among iHeartMedia, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the iHeartMedia, Inc. Form 8-A Registration Statement filed on July 30, 2008).

10.23§	Side Letter Agreement, dated as of December 22, 2009, by and among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.24§	Agreement Regarding Aircraft, dated May 31, 2013, by and among iHeartCommunications, Inc., Mark P. Mays, Randall T. Mays and L. Lowry Mays (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.25§	Stock Purchase Agreement dated as of November 15, 2010 by and among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.26§	Aircraft Lease Agreement dated as of November 16, 2011 by and between Yet Again Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.27§	Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.28§	Letter Agreement dated as of January 13, 2014 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.29§	Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.30§	Amendment No. 1 to the CC Executive Incentive Plan, effective as of July 1, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.31§	Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.32§	Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

Exhibit Number	Description

10.33§	Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.34§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.35§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.36§	iHeartMedia, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.37§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.38§	First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.39§	Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.40§	Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.41§	Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.42§	Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.43§	Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.44§	Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.45§	Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.46§	Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.47§	Relocation Policy—Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.48§	Relocation Policy—Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.49§	Relocation Policy—Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.50§	Form of iHeartMedia, Inc. and iHeartCommunications, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.51§	Indemnification Agreement by and among iHeartMedia, Inc., iHeartCommunications, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

Exhibit Number	Description

10.52§	Form of Clear Channel Outdoor Holdings, Inc. Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.53§	Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.54§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.55§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.56§	Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.57§	Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.58§	Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.59§	Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.60§	Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.61§	Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.38 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.62§	Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.63§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.44 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.64§	Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott D. Hamilton and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.63 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.65§	Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.66§	Amendment to the Executive Option Agreement under the CC Executive Incentive Plan, dated as of January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.67§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.74 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.68§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.75 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Description

10.69§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.77 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.70§	Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.78 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.71§	Restricted Stock Agreement under the CC Executive Incentive Plan, dated January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit C of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.72§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.73§	Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.74§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.75§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.76§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.77§	Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.78§	Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.79	Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.80§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.81§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.82§	First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 5, 2017).

10.83§	Second Amendment to Employment Agreement, effective as of February 27, 2018, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.01 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 1, 2018).

10.84§	Third Amendment to Employment Agreement and First Amendment to Incentive Payment agreement, effective as of March 4, 2019, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.84 to iHeartMedia, Inc.’s Annual Report on Form 10-K filed on March 5, 2019).

Exhibit Number	Description

10.85§	Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.86	Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.87§	iHeartMedia, Inc. 2015 Executive Long-Term Incentive Plan (Incorporated by reference to Appendix A to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.88§	iHeartMedia, Inc. 2015 Supplemental Incentive Plan (Incorporated by reference to Appendix B to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.89§	iHeartMedia, Inc. 2015 Executive Incentive Plan (Incorporated by reference to Appendix C to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.90§	Form of Retention Bonus Agreement (Incorporated by reference to Exhibit 10.87 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

10.91§	iHeartMedia, Inc. 2017 Key Employee Incentive Plan (Incorporated by reference to Exhibit 10.88 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

10.92	Credit Agreement, dated as of November 30, 2017, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers party thereto, TPG Specialty Lending, Inc., as Administrative Agent and Sole Lead Arranger, the other lenders and letter of credit issuers from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.93	Third Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by iHeartCommunications, Inc., as maker, and Clear Channel Outdoor Holdings, Inc., as payee (Incorporated by reference to Exhibit 10.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.94	Second Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as maker, and iHeartCommunications, Inc., as payee (Incorporated by reference to Exhibit 10.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.95§	Employment Agreement Amendment, dated as of November 10, 2017, by and between Robert H. Walls, Jr. and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 16, 2017).

10.96	Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.97§	Amendment No. 3 to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.98§	First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.99	Restructuring Support Agreement, dated March 16, 2018, by and among iHeartMedia, Inc., the subsidiaries party thereto, and the creditors and equityholders party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Current Report on Form 8-K filed on March 19, 2018).

Exhibit Number	Description

10.100	Credit Agreement, dated as of June 14, 2018, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers thereto, Citibank N.A., as lender and administrative agent, the swing line lenders and letter of credit issuers named therein and other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 20, 2018).

10.101	Credit Agreement, dated as of June 1, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 6, 2018).

10.102	Amended and Restated Waiver and Consent No. 1, dated as of March 28, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (incorporated by reference to 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on April 2, 2018).

10.103	First Amendment to Credit Agreement, dated as of June 29, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on July 31, 2018).

10.104	Form of 2018 Key Employee Incentive Plan (incorporated by reference to Exhibit 10.104 iHeartMedia, Inc.’s Annual Report on Form 10-K filed on March 5, 2019).

10.105	Form of 2018 Key Employee Incentive Plan (incorporated by reference to Exhibit 10.106 iHeartMedia, Inc.’s Annual Report on Form 10-K filed on March 5, 2019).

21†	Subsidiaries.

23†	Consent of Ernst & Young LLP.

24†	Power of Attorney (included on signature page of the Original 2018 Form 10-K).

31.1†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

31.4*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

This exhibit was furnished with the Original 2018 Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Filed as an exhibit to the Original 2018 Form 10-K.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2019.

IHEARTMEDIA, INC.

By:	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary