Form 10-Q
period 2019-03-31
iHeartMedia, Inc.
filed 2019-04-25
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2019
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	31,434,876 (1)
Class B Common Stock, $.001 par value	555,556
Class C Common Stock, $.001 par value	58,967,502
Class D Common Stock, $.001 par value	—

(1) Outstanding Class A common stock includes 111,291 shares owned by a subsidiary

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$448,130	$406,493
Accounts receivable, net of allowance of $49,619 in 2019 and $50,808 in 2018	1,387,122	1,575,170
Prepaid expenses	179,823	195,266
Other current assets	74,977	58,088
Total Current Assets	2,090,052	2,235,017
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,014,688	1,053,016
Other property, plant and equipment, net	726,550	738,124
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,326,533	2,417,915
Indefinite-lived intangibles - permits	971,163	971,163
Other intangibles, net	439,864	453,284
Goodwill	4,118,312	4,118,756
OTHER ASSETS
Operating lease right-of-use assets	2,359,275	—
Other assets	239,533	282,240
Total Assets	$14,285,970	$12,269,515
CURRENT LIABILITIES
Accounts payable	$146,853	$163,149
Current operating lease liabilities	366,902	—
Accrued expenses	632,078	826,865
Accrued interest	12,323	3,108
Deferred income	234,672	208,195
Current portion of long-term debt	46,744	46,332
Total Current Liabilities	1,439,572	1,247,649
Long-term debt	5,293,405	5,277,108
Noncurrent operating lease liabilities	1,669,447	—
Deferred income taxes	323,434	335,015
Other long-term liabilities	296,896	489,829
Liabilities subject to compromise	16,829,329	16,480,256
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	11,437	30,868
Preferred stock, par value $.001 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, issued 32,247,361 and 32,292,944 shares in 2019 and 2018, respectively	32	32
Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, issued 555,556 shares in 2019 and 2018	1	1
Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, issued 58,967,502 shares in 2019 and 2018	59	59
Class D Common Stock, par value $.001 per share, authorized 200,000,000 shares, no shares issued in 2019 and 2018	—	—
Additional paid-in capital	2,075,025	2,074,632
Accumulated deficit	(13,330,821)	(13,345,346)
Accumulated other comprehensive loss	(319,284)	(318,030)
Cost of shares (812,485 in 2019 and 805,982 in 2018) held in treasury	(2,562)	(2,558)
Total Stockholders' Deficit	(11,566,113)	(11,560,342)
Total Liabilities and Stockholders' Deficit	$14,285,970	$12,269,515
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except share and per share data)	Three Months Ended March 31,
	2019	2018
Revenue	$1,381,899	$1,369,648
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	614,919	602,355
Selling, general and administrative expenses (excludes depreciation and amortization)	455,723	472,987
Corporate expenses (excludes depreciation and amortization)	74,700	78,734
Depreciation and amortization	113,366	151,434
Impairment charges	91,382	—
Other operating expense, net	(3,549)	(3,286)
Operating income	28,260	60,852
Interest expense (excludes contractual interest of $397,500 and $66,324 for the three months ended March 31, 2019 and 2018, respectively)	114,764	418,397
Loss on investments, net	(9,961)	(90)
Equity in earnings (loss) of nonconsolidated affiliates	(214)	157
Gain (loss) on extinguishment of debt	(5,474)	100
Other expense, net	(761)	(973)
Reorganization items, net	36,118	192,055
Loss before income taxes	(139,032)	(550,406)
Income tax benefit	3,431	117,366
Consolidated net loss	(135,601)	(433,040)
Less amount attributable to noncontrolling interest	(21,218)	(16,046)
Net loss attributable to the Company	$(114,383)	$(416,994)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,318	6,561
Other comprehensive income	2,318	6,561
Comprehensive loss	(112,065)	(410,433)
Less amount attributable to noncontrolling interest	3,572	5,446
Comprehensive loss attributable to the Company	$(115,637)	$(415,879)
Net loss attributable to the Company per common share:
Basic	$(1.34)	$(4.89)
Weighted average common shares outstanding - Basic	85,649	85,215
Diluted	$(1.34)	$(4.89)
Weighted average common shares outstanding - Diluted	85,649	85,215
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class C Shares	Class B Shares	Class A Shares							Total
Balances at December 31, 2018	58,967,502	555,556	32,292,944	$30,868	$92	$2,074,632	$(13,345,346)	$(318,030)	$(2,558)	$(11,560,342)
Consolidated net loss				(21,218)	—	—	(114,383)	—	—	(135,601)
Adoption of ASC 842, Leases				—	—	—	128,908	—	—	128,908
Issuance of restricted stock				64	—	—	—	—	(4)	60
Forfeitures of restricted stock			(45,583)	—	—	—	—	—	—	—
Amortization of share-based compensation				1,835	—	392	—	—	—	2,227
Dividend declared and paid to noncontrolling interests				(3,684)	—	—	—	—	—	(3,684)
Other				—	—	1	—	—	—	1
Other comprehensive income (loss)				3,572	—	—	—	(1,254)	—	2,318
Balances at March 31, 2019	58,967,502	555,556	32,247,361	$11,437	$92	$2,075,025	$(13,330,821)	$(319,284)	$(2,562)	$(11,566,113)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class C Shares	Class B Shares	Class A Shares							Total
Balances at December 31, 2017	58,967,502	555,556	32,626,168	$41,191	$92	$2,072,566	$(13,142,001)	$(313,718)	$(2,474)	$(11,344,344)
Consolidated net loss				(16,046)	—	—	(416,994)	—	—	(433,040)
Issuance of restricted stock			70,000	5	—	—	—	—	—	5
Forfeitures of restricted stock			(143,882)	—	—	—	—	—	—	—
Amortization of share-based compensation				2,105	—	579	—	—	—	2,684
Dividend declared and paid to noncontrolling interests				(3,251)	—	—	—	—	—	(3,251)
Other				(21)	—	(1)	(1,435)	1,435	(3)	(25)
Other comprehensive income				5,446	—	—	—	1,115	—	6,561
Balances at March 31, 2018	58,967,502	555,556	32,552,286	$29,429	$92	$2,073,144	$(13,560,430)	$(311,168)	$(2,477)	$(11,771,410)
(1) The Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019 or 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(135,601)	$(433,040)
Reconciling items:
Impairment charges	91,382	—
Depreciation and amortization	113,366	151,434
Deferred taxes	(5,357)	(122,038)
Provision for doubtful accounts	5,674	8,515
Amortization of deferred financing charges and note discounts, net	3,042	13,671
Non-cash Reorganization items, net	2,173	191,903
Share-based compensation	2,227	2,684
Loss on disposal of operating and other assets	3,556	1,678
Loss on investments	9,961	90
Equity in (earnings) loss of nonconsolidated affiliates	214	(157)
(Gain) loss on extinguishment of debt	5,474	(100)
Barter and trade income	(6,448)	(1,417)
Other reconciling items, net	(563)	(19,783)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	183,696	157,856
Increase in prepaid expenses and other current assets	(50,365)	(54,527)
Decrease in accrued expenses	(164,042)	(114,377)
Increase (decrease) in accounts payable	(16,032)	35,051
Increase in accrued interest	9,768	310,235
Increase in deferred income	34,910	53,091
Changes in other operating assets and liabilities	1,952	(5,293)
Net cash provided by operating activities	88,987	175,476
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,126)	(38,703)
Proceeds from disposal of assets	722	2,310
Change in other, net	(2,007)	(803)
Net cash used for investing activities	(52,411)	(37,196)
Cash flows from financing activities:
Draws on credit facilities	—	25,333
Payments on credit facilities	—	(59,000)
Proceeds from long-term debt	2,235,228	—
Payments on long-term debt	(2,206,466)	(55,597)
Dividends and other payments to noncontrolling interests	(73)	(3,166)
Debt issuance costs	(26,752)	—
Change in other, net	59	(15)
Net cash provided by (used for) financing activities	1,996	(92,445)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	682	3,366
Net increase in cash, cash equivalents and restricted cash	39,254	49,201
Cash, cash equivalents and restricted cash at beginning of period	430,334	311,300
Cash, cash equivalents and restricted cash at end of period	$469,588	$360,501
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$103,897	$94,533
Cash paid for income taxes	16,410	9,974
Cash paid for Reorganization items, net	33,945	152
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
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.
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
Certain prior period amounts have been reclassified to conform to the 2019 presentation.
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
On March 16, 2018, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with certain creditors and equity holders (the “Consenting Stakeholders”). The RSA contemplates the restructuring and recapitalization of the Debtors (the “Restructuring Transactions”) through a plan of reorganization in the Chapter 11 Cases, which plan was confirmed in January 2019. Pursuant to the RSA, the Consenting Stakeholders have agreed to, among other things, support the Restructuring Transactions and vote in favor of a plan of reorganization to effect the Restructuring Transactions.
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, which deadline was subsequently extended to June 22, 2018, and which motion was filed with the Bankruptcy Court on that date, (iii) the entry of an order approving the disclosure statement by July 27, 2018 (subject to one additional 20-day extension on the terms set forth on the RSA), which order was ultimately entered on September 20, 2018, (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement, which order was ultimately entered on January 22, 2019 and (v) the effective date of the plan of reorganization (the "Effective Date") occurring by March 14, 2019, which has not yet occurred but is currently expected to occur on or about May 1, 2019. The Debtors satisfied the first and second milestones, but did not satisfy the subsequent milestones and as a result, certain of the Consenting Stakeholders presently have the right to terminate the RSA, but as of the date hereof, the RSA has not been terminated.

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
The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2019 related to the bankruptcy proceedings, including unamortized long-term debt fees and discounts associated with debt classified as liabilities subject to compromise, are recorded as Reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the Consolidated Balance Sheet at March 31, 2019 as Liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding Reorganization items.
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
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. See Note 14, Condensed Combined Debtor-In-Possession Financial Information.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Debtors' have received approximately 4,300 proofs of claim as of April 22, 2019 for an amount of approximately $808.4 billion. Such amount includes duplicate claims across multiple Debtor legal entities. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Approximately 2,000 claims totaling approximately $7.0 billion have been disallowed, modified or withdrawn and the Debtors have filed additional claim objections with the Bankruptcy Court for approximately 50 claims totaling approximately $0.6 million in additional reductions and modifications. The Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and will continue after the Debtors emerge from bankruptcy.
Reorganization Items, Net
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, including the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, costs of debtor-in-possession refinancing, legal and professional fees. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's accompanying Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018. See Note 13, Reorganization Items, Net.
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 include amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 12, Liabilities Subject to Compromise.
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
On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into the CCOH Separation Settlement (as defined below) resolving all claims, objections, and other causes of action that have

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. In connection with the CCOH Separation Settlement, on December 17, 2018, the Debtors filed a modified fifth amended Plan of Reorganization. On January 10, 2019, hearings commenced to consider confirmation of the Plan of Reorganization. On January 17, 2019, the Debtors came to agreement on the terms of the Legacy Plan Settlement (as defined below) with Wilmington Savings Fund Society, FSB (“WSFS”), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 (together with the 5.50% Senior Notes due 2016, the “Legacy Notes”), and not in its individual capacity, and certain consenting Legacy Noteholders of all issues related to confirmation of our plan of reorganization, and on January 21, 2019 and January 22, 2019, the Debtors filed further modified versions of the fifth amended Plan of Reorganization. On January 22, 2019, the Bankruptcy Court entered an order confirming the Plan of Reorganization.
The Plan of Reorganization contemplates a restructuring of the Debtors that will reduce iHeartCommunications’ debt from approximately $16 billion to approximately $5.8 billion, and will result in the separation of CCOH from the Company, creating two independent companies.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$448,130	$406,493
Restricted cash included in:
Other current assets	7,493	7,649
Other assets	13,965	16,192
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$469,588	$430,334
New Accounting Pronouncements Recently Adopted
Leases
The Company adopted ASU No. 2016-02, which created ASC 842, Leases, and all subsequent ASUs relating to this Topic, as of January 1, 2019 (collectively, "ASC 842"). This new lease accounting standard, which supersedes previous lease accounting guidance under U.S. GAAP, results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of a right-of-use ("ROU") asset and lease liability by lessees for those leases classified as operating leases. Lessor

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accounting is also updated to align with certain changes in the lessee model and the revenue recognition standard ("ASC Topic 606"), which was adopted in 2018.
The Company applied the transition provisions of this standard at January 1, 2019 following the optional transition method provided by ASU No. 2018-11; consequently, the consolidated financial statements and notes to the consolidated financial statements for periods before the date of adoption continue to be presented in accordance with ASC Topic 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess whether expired or existing contracts are or contain leases and to carry forward the historical lease classification for those leases that commenced prior to the date of adoption.
Upon adoption of ASC 842, prepaid and deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. Additionally, deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as a cumulative-effect adjustment to equity, resulting in an increase to equity, net of tax, of $128.9 million. Under ASC Topic 840, such gains were recognized ratably over the lease term as a credit to operating lease expense, and operating lease expense for the three months ended March 31, 2018 included a credit of $1.5 million for the amortization of these gains, which was not recognized in the three months ended March 31, 2019.
Adoption of the new standard had a material impact on our consolidated balance sheets, but it did not have a material impact on our other consolidated financial statements. Additionally, the standard requires disclosures to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Refer to Note 2, Revenue, and Note 3, Leases, for more information.
Intangible Assets and Goodwill
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company early adopted the proposed guidance under ASU 2017-04 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.
During the third quarter of 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal use software guidance in Accounting Standards Codification (ASC) 350-402 to determine which implementation costs to capitalize as assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company early adopted the proposed guidance under ASU 2017-04 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.
NOTE 2 – REVENUE
The Company generates revenue from several sources:

•
The primary source of revenue in the iHM segment is the sale of local and national advertising on the Company’s broadcast radio stations, its iHeartRadio digital platforms, station websites, sponsorships and live events. This segment also generates revenues from traffic and weather data, syndicated content, and other miscellaneous transactions.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade and Barter
Trade and barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots or display space promised to the customer. Trade and barter revenues and expenses from continuing operations, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Consolidated:
Trade and barter revenues	$59,382	$57,392
Trade and barter expenses	51,928	68,277

iHM Segment:
Trade and barter revenues	$55,585	$53,946
Trade and barter expenses	49,856	64,532
Lease Revenue Considerations in Outdoor Segments
Certain of the revenue transactions in the Americas outdoor and International outdoor segments are considered leases, for accounting purposes, as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. These contracts, which typically cover periods of a few weeks to one year (although there are some with longer terms), are generally cancelable after a specified notice period in the Americas outdoor segment, while contracts in the International outdoor segment are generally non-cancelable or require the customer to pay a fee to terminate the contract. To qualify as a lease, fulfillment of the contract must be dependent upon the use of a specified advertising structure, the customer must have almost exclusive use of the advertising display throughout the contract term, and, upon adoption of the new leases standard (ASC 842) on January 1, 2019, the customer must also have the right to change the advertisement that is displayed throughout the contract term.
The Company has elected a practical expedient to not separate non-lease components from associated lease components if certain criteria are met. As such, each right to control the use of an advertising display that meets the lease criteria is combined with the related installation and maintenance services provided under the contract into a single lease component. Production services, which do not meet the criteria to be combined, and each advertising display that does not meet the lease criteria (along with any related installation and maintenance services) are non-lease components. Consideration in outdoor advertising contracts is allocated between lease and non-lease components in proportion to their relative standalone selling prices, which are generally approximated by the contractual prices for each promised service. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (ASC Topic 840 or ASC Topic 842, depending on the advertising campaign start date), while the Company’s remaining revenue transactions are accounted for as revenue from contracts with customers (ASC Topic 606).
In accordance with the transition approach that the Company elected to adopt ASC Topic 842, as described in Note 1, revenue contracts with campaign start dates prior to January 1, 2019 were not reassessed to determine whether they qualify as a lease under the requirements of the new leasing standard. Instead, they continue to be accounted for as revenue from contracts with customers or revenue from leases based on the requirements of the previous standard (ASC Topic 840), and the new requirements have been applied to revenue contracts with campaign start dates on or after January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of our new outdoor advertising contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers as compared to the prior year.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three months ended March 31, 2019 and 2018:

(In thousands)	iHM	Americas Outdoor(1)	International Outdoor(1)	Other	Eliminations	Consolidated
Three Months Ended March 31, 2019
Revenue from contracts with customers:
United States	$759,400	$131,431	$—	$30,190	$(269)	$920,752
Other Americas	1,027	896	13,645	—	—	15,568
Europe	2,351	—	201,205	—	—	203,556
Asia-Pacific and other	2,622	—	53,231	—	—	55,853
Total	765,400	132,327	268,081	30,190	(269)	1,195,729
Revenue from leases	410	140,395	46,313	—	(948)	186,170
Revenue, total	$765,810	$272,722	$314,394	$30,190	$(1,217)	$1,381,899

Three Months Ended March 31, 2018
Revenue from contracts with customers:
United States	$736,940	$96,147	$—	$28,218	$(313)	$860,992
Other Americas	1,180	650	12,123	—	—	13,953
Europe	2,601	—	187,216	—	—	189,817
Asia-Pacific and other	2,957	—	3,012	—	—	5,969
Total	743,678	96,797	202,351	28,218	(313)	1,070,731
Revenue from leases	890	159,050	140,200	—	(1,223)	298,917
Revenue, total	$744,568	$255,847	$342,551	$28,218	$(1,536)	$1,369,648

(1)
All of the Company’s outdoor advertising structures, which may be owned or leased, are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2019	2018
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$1,236,779	$1,195,145
Ending balance	$1,169,518	$1,035,939

Deferred revenue from contracts with customers:
Beginning balance	$188,604	$184,000
Ending balance	$212,286	$211,582
During the three months ended March 31, 2019 and 2018, respectively, the Company recognized $97.3 million and $83.3 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the period.
The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2019, the Company expects to recognize $316.7 million of revenue in future periods for remaining performance obligations from current contracts

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
Revenue from Leases
As of March 31, 2019, the future lease payments to be received by the Company are as follows:

(In thousands)
2019	$397,444
2020	48,769
2021	19,832
2022	10,505
2023	3,138
Thereafter	15,432
Total	$495,120
Note that the future lease payments disclosed are limited to the non-cancelable period of the lease and, for contracts that require the customer to pay a significant fee to terminate the contract such that the customer is considered reasonably certain not to exercise this option, periods beyond the termination option. Payments scheduled for periods beyond a termination option are not included for contracts that allow cancellation by the customer without a significant fee.
NOTE 3 – LEASES
The Company enters into operating lease contracts for land, buildings, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases include land lease contracts, radio towers and contracts for the use of space on floors, walls and exterior locations on buildings. Arrangements in which wall space is used are considered to be lease contracts if all other required elements of a lease contract are present. The Company assessed certain international transit contracts under ASC 842, which historically were determined to be leases, and concluded that the arrangements did not meet the definition of leases under the new leasing standard. In accordance with the transition guidance of ASC 842, such arrangements are included in the Company’s balance sheet as of January 1, 2019. The majority of the Company's transit contracts do not meet the definition of a lease due to substantive substitution rights within those contracts. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles and copiers. Operating leases are reflected on the Company's balance sheet within Operating lease right-of-use assets and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively. As of March 31, 2019, a portion of the Company's operating lease liabilities relate to lease contracts entered into prior to the Petition Date. As such, these liabilities are included within Liabilities subject to compromise. See Note 12 - Liabilities Subject to Compromise for more information.
The Company's finance leases are included within Property, plant and equipment with the related liabilities included within Long-term debt or within Liabilities subject to compromise.
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term.
Certain of the Company's operating lease agreements include rental payments based on a percentage of revenue and others include rental payments adjusted periodically for inflationary changes. Percentage rent contracts, in which lease expense is calculated as a percentage of advertising revenue, and payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense. Amounts related to insurance and property taxes in lease arrangements when billed on a pass-through basis are allocated to the lease and non-lease components of the lease based on their relative standalone selling prices. Internationally, the Company is commonly assessed VAT on its contracts, which is treated as a nonlease component.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Many operating lease contracts expire; however, the Company may continue to operate the leased assets after the rights and obligations of the lease agreements have expired. Such contracts, once expired, are not considered to be leases and future expected payments are not included in operating lease liabilities or ROU assets. Many of the Company's leases entered into in connection with advertising structures provide options to extend the terms of the agreements. Generally, renewal periods are excluded from minimum lease payments when calculating the lease liabilities as, for most leases, the Company does not consider exercise of such options to be reasonably certain. As a result, unless a renewal option is considered reasonably assured, the optional terms and related payments are not included within the lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment."

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of lease expense included within the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2019:

(In thousands)	Three Months Ended March 31, 2019
Operating lease expense	$168,461
Variable lease expense	31,891
The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of March 31, 2019. The weighted average discount rate is affected by the operating leases entered into by the iHM entities, which are Debtors in the Chapter 11 Cases.

March 31, 2019
Operating lease weighted average remaining lease term (in years)	10.0
Operating lease weighted average discount rate	12.44%
As of March 31, 2019, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2019	$471,907
2020	550,241
2021	474,264
2022	387,920
2023	321,722
Thereafter	2,153,963
Total lease payments	$4,360,017
Less: Effect of discounting	1,894,444
Total operating lease liability	$2,465,573
The following table provides supplemental cash flow information related to leases:

(In thousands)	Three Months Ended March 31, 2019

Cash paid for amounts included in measurement of operating lease liabilities	$189,472
Lease liabilities arising from obtaining right-of-use assets[1]	$2,565,084
1Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during the three months ended March 31, 2019.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2019 and December 31, 2018, respectively:

(In thousands)	March 31, 2019	December 31, 2018
Land, buildings and improvements	$572,362	$572,904
Structures	2,833,051	2,835,411
Towers, transmitters and studio equipment	366,500	365,991
Furniture and other equipment	818,278	793,756
Construction in progress	112,442	116,839
	4,702,633	4,684,901
Less: accumulated depreciation	2,961,395	2,893,761
Property, plant and equipment, net	$1,741,238	$1,791,140
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
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including Federal Communication Commission ("FCC") licenses, as of July 1 of each year. In addition, the Company tests for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.  During the three months ended March 31, 2019, the Company recognized non-cash impairment charges of $91.4 million in relation to indefinite-lived FCC licenses as a result of an increase in the Company's weighted average cost of capital.
Other Intangible Assets
Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets primarily include transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at amortized cost.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2019 and December 31, 2018, respectively:

(In thousands)	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$528,232	$(443,963)	$528,185	$(440,228)
Customer / advertiser relationships	1,237,115	(1,210,498)	1,249,128	(1,208,056)
Talent contracts	164,932	(150,289)	164,933	(148,578)
Representation contracts	77,508	(72,419)	77,508	(70,829)
Permanent easements	163,341	—	163,317	—
Other	394,923	(249,018)	382,897	(244,993)
Total	$2,566,051	$(2,126,187)	$2,565,968	$(2,112,684)
Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2019 and 2018 was $13.9 million and $47.0 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2020	$43,788
2021	38,457
2022	32,707
2023	24,849
2024	20,983
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Consolidated
Balance as of December 31, 2017	$3,255,208	$507,819	$206,224	$81,831	$4,051,082
Acquisitions	77,320	—	—	—	77,320
Dispositions	(1,606)	—	—	—	(1,606)
Foreign currency	—	—	(8,040)	—	(8,040)
Balance as of December 31, 2018	$3,330,922	$507,819	$198,184	$81,831	$4,118,756
Acquisitions	2,767	—	—	—	2,767
Foreign currency	(27)	—	(3,184)	—	(3,211)
Balance as of March 31, 2019	$3,333,662	$507,819	$195,000	$81,831	$4,118,312

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2019 and December 31, 2018 consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Senior Secured Credit Facilities	$—	$—
Debtors-in-Possession Facility(1)	—	—
9.0% Priority Guarantee Notes Due 2019	—	—
9.0% Priority Guarantee Notes Due 2021	—	—
11.25% Priority Guarantee Notes Due 2021	—	—
9.0% Priority Guarantee Notes Due 2022	—	—
10.625% Priority Guarantee Notes Due 2023	—	—
CCO Receivables Based Credit Facility Due 2023(2)	—	—
Other secured subsidiary debt(3)	3,828	3,882
Total consolidated secured debt	3,828	3,882

14.0% Senior Notes Due 2021	—	—
Legacy Notes(4)	—	—
CCWH Senior Notes due 2022	2,725,000	2,725,000
CCWH Subordinated Notes due 2020(5)	—	2,200,000
CCWH Subordinated Notes due 2024(5)	2,235,000	—
Clear Channel International B.V. Senior Notes due 2020	375,000	375,000
Other subsidiary debt	46,510	46,105
Purchase accounting adjustments and original issue discount	(867)	(739)
Long-term debt fees	(44,322)	(25,808)
Long-term debt, net subject to compromise(6)	15,143,713	15,149,477
Total debt, prior to reclassification to Liabilities subject to compromise	20,483,862	20,472,917
Less: Current portion	46,744	46,332
Less: Amounts reclassified to Liabilities subject to compromise	15,143,713	15,149,477
Total long-term debt	$5,293,405	$5,277,108

(1)
The Debtors-in-Possession Facility (the "DIP Facility"), which matures on the earlier of the emergence date from the Chapter 11 Cases or June 14, 2019, provides for borrowings of up to $450.0 million. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. As of March 31, 2019, the Company had a borrowing base of $426.8 million under iHeartCommunications' DIP Facility, had no outstanding borrowings, had $59.0 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $330.3 million of excess availability.

(2)
The receivables based credit facility provides for revolving credit commitments of up to $125.0 million. As of March 31, 2019, the facility had $85.5 million of letters of credit outstanding and a borrowing base of $116.2 million, resulting in $30.7 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

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

(5)
On February 4, 2019, Clear Channel Worldwide Holdings, Inc., a subsidiary of CCOH (“CCWH”), delivered a conditional notice of redemption calling all of its outstanding $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of newly-issued 9.25% Senior Subordinated Notes due 2024 (the "New CCWH Subordinated Notes"). At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such satisfaction and discharge. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes were released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

(6)
In connection with the Company's Chapter 11 Cases, the $6,300.0 million outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.0 million outstanding Other Secured Subsidiary debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $10.8 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheet as of March 31, 2019. As of the Petition Date, the Company ceased making principal and interest payments, and ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

The Company’s weighted average interest rate was 9.4% and 9.2% as of March 31, 2019 and December 31, 2018, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $14.9 billion and $14.0 billion as of March 31, 2019 and December 31, 2018, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.
Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2019, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $74.2 million, $144.5 million and $37.3 million, respectively. A portion of the outstanding bank guarantees were supported by $16.9 million of cash collateral. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
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
Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the Petition Date, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against the Company in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% Senior Notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% Senior Notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, the Company filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7, 2018. We answered the complaint and completed discovery.  The trial was held on October 24, 2018. On January 15, 2019, the Bankruptcy Court entered judgment in the Company's favor denying all relief sought by WSFS and all other parties. Pursuant to a settlement (the “Legacy Plan Settlement”) with WSFS and certain consenting Legacy Noteholders of all issues related to confirmation of the Company's plan of reorganization, upon the Company's confirmed plan of reorganization becoming effective, this adversary proceeding shall be deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings, Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants are Bain Capital LP; Thomas H. Lee Partners L.P.; Abrams Capital L.P.; and Highfields Capital Management L.P. In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asks the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, priority guarantee notes and 2021 notes claims to any and all claims of the legacy noteholders. In addition, the complaint seeks to have any votes to accept the Fourth Amended Plan of Reorganization by Abrams and Highfields on account of their 2021 notes claims, and any votes to accept the Fourth Amended Plan of Reorganization by defendant CCH on account of its junior notes claims, to be designated and disqualified. The Court held a pre-trial conference and oral argument on October 18, 2018. Pursuant to the Legacy Plan Settlement, upon the Company's confirmed Plan of Reorganization becoming effective, this adversary proceeding shall be deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia, Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants the Company, iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P., the Company's private equity sponsors and majority owners (together, the "Sponsor Defendants"), and the members of CCOH's board of directors. CCOH also was named as a nominal defendant. The complaint alleged that CCOH had been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleged that the defendants breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to the Company and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to the Company and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to the Company and iHeartCommunications through a dividend. The complaint also alleged that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleged that the Company, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In connection with the cash management arrangements with CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019.  As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million.  As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount.  As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7 million.  As of March 31, 2019, the asset recorded in respect of the Intercompany Note on CCOH's balance sheet was $154.8 million.  Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note.  As of March 31, 2019, the liability recorded in respect of the post-petition intercompany balance on CCOH's balance sheet was $73.7 million.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Separation Agreement contemplates that in connection with the Separation (i) the cash sweep arrangement under the Corporate Services Agreement between CCOH and iHeartCommunications will terminate, and (ii) any agreements or licenses requiring royalty payments to the Debtors by CCOH for trademarks or other intellectual property, will terminate effective as of December 31, 2018. The Debtors agreed to (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of CCOH, payable on the Effective Date.  Since January 1, 2019, CCOH has incurred an additional intercompany liability of $52.1 million in favor of iHeartCommunications as of March 31, 2019.  Pursuant to an amendment to the Separation Agreement (the "Separation Agreement Amendment"), CCOH has agreed to offset the $149 million amount owed by iHeartCommunications on the Effective Date by $52.1 million, resulting in a total net payment to CCOH of approximately $107 million on the Effective Date (including the $10.2 million payment discussed above). Pursuant to the Amendment, within 15 business days after the Effective Date, iHeartCommunications and CCOH will pay the other any intercompany liability incurred from April 1, 2019 through the Effective Date.  The Intercompany Note and Due to iHeartCommunications Note are eliminated in consolidation in our consolidated financial statements.  The Bankruptcy Court approved a final order to allow us to continue to provide the day-to-day cash management services for CCOH during the Chapter 11 Cases.  Upon the occurrence of the Separation on the Effective Date, we will cease to provide these services for CCOH.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this investigation. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time and could be qualitatively or quantitatively material to the Company.
Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing. In addition, the Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $8.6 million during the fourth quarter of 2018 and expects to pay the remainder during the last half of 2019. The ultimate amount to be paid may differ from the estimates, and such differences may be material.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three months ended March 31, 2019 and 2018, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2019	2018
Current tax expense	$(1,926)	$(4,672)
Deferred tax benefit	5,357	122,038
Income tax benefit	$3,431	$117,366
The effective tax rate for the three months ended March 31, 2019 and 2018 was 2.5% and 21.3%, respectively. The decrease in the effective tax rate is primarily attributed to the tax effects of the impairment charge recorded in relation to indefinite-lived FCC licenses in the current period, and also attributed to year over year changes in the forecasted mix of earnings and tax rates in the jurisdictions in which the Company operates.
NOTE 8 – SHARE-BASED COMPENSATION AND LOSS PER SHARE
The Company has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended March 31,
	2019	2018
NUMERATOR:
Net loss attributable to the Company – common shares	$(114,383)	$(416,994)

DENOMINATOR:
Weighted average common shares outstanding - basic	85,649	85,215
Weighted average common shares outstanding - diluted(1)	85,649	85,215

Net loss attributable to the Company per common share:
Basic	$(1.34)	$(4.89)
Diluted	$(1.34)	$(4.89)

(1)
Outstanding equity awards of 5.9 million and 8.2 million for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 9 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three months ended March 31, 2019 and 2018.
Preferred Equity Commitment
On April 8, 2019, the Company, iHeartCommunications, iHeart Operations, Inc. ("iHeart Operations"), and CCH entered into a Preferred Equity Commitment Letter (the "Commitment Letter") with an investor. Pursuant to the Commitment Letter, the investor

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

has agreed to purchase (i) 60,000 shares of Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), of iHeart Operations, Inc. having an aggregate initial liquidation preference of $60 million for a cash purchase price of $60 million and (ii) 45,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share, of CCH having an aggregate initial liquidation preference of $45 million for a cash purchase price of $45 million.
Holders of the iHeart Operations Preferred Stock will be entitled to receive, as and when declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly at a per annum rate equal to the sum of (1) the greater of (a) LIBOR and (b) two percent, plus (2) the applicable margin, which is calculated as a function of iHeartMedia’s consolidated total leverage ratio. Dividends will be payable on the liquidation preference. Unless all accrued and unpaid dividends on the iHeart Operations Preferred Stock are paid in full, no dividends or distributions may be paid on any equity interests of iHeartMedia or its subsidiaries other than iHeart Operations, and no such equity interests may be repurchased or redeemed (subject to certain exceptions that are specified in the certificate of designations for the iHeart Operations Preferred Stock). Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day).
Other than as set forth below, iHeart Operations may not redeem the iHeart Operations Preferred Stock at its option prior to the third anniversary of the issue date of the iHeart Operations Preferred Stock. Upon consummation of certain equity offerings, iHeart Operations may, at its option, redeem all or a part of the iHeart Operations Preferred Stock for the liquidation preference plus a make-whole premium. At any time on or after the third anniversary of the issue date, the iHeart Operations Preferred Stock may be redeemed at the option of iHeart Operations, in whole or in part, for cash at a redemption price equal to the liquidation preference per share.
Upon (i) a liquidation, dissolution or winding up of iHeart Operations, iHeartMedia or iHeartCommunications, together with the subsidiaries of such entity, taken as a whole, (ii) a bankruptcy event, (iii) a change of control, (iv) a sale or transfer of all or substantially all of iHeart Operations’, iHeartMedia’s or iHeartCommunications’ assets and the assets of such entity’s subsidiaries, taken as a whole in a single transaction (other than to iHeartMedia or any of its subsidiaries), or a series of transactions, (v) an acceleration or payment default of indebtedness of iHeart Operations, iHeartMedia or any of its subsidiaries of $100 million or more or (vi) consummation of certain equity offerings of iHeartMedia, iHeart Operations or iHeartCommunications or certain significant subsidiaries, then any holder of shares of iHeart Operations Preferred Stock may require iHeartMedia to purchase such holder’s shares of iHeart Operations Preferred Stock at a purchase price equal to (a) the liquidation preference plus a make-whole premium, if such purchase is consummated prior to the third anniversary of the issue date or (b) the liquidation preference, if the purchase is consummated on or after the third anniversary of the issue date.
The shares of iHeart Operations Preferred Stock include repurchase rights, pursuant to which the holders may require iHeartMedia or iHeartCommunications to purchase the iHeart Operations Preferred Stock after the fifth anniversary of the issue date.
On the tenth anniversary of the issue date, the shares of iHeart Operations Preferred Stock will be subject to mandatory redemption for an amount equal to the liquidation preference.
If a default occurs or dividends payable on the shares of iHeart Operations Preferred Stock have not been paid in cash for twelve consecutive quarters, the holders of the iHeart Operations Preferred Stock will have the right, voting as a class, to elect one director to iHeartMedia’s Board of Directors. Upon any termination of the rights of the holders of shares of the iHeart Operations Preferred Stock as a class to vote for a director as described above, the director so elected to iHeartMedia’s Board of Directors will cease to be qualified as a director and the term of such director’s office shall terminate immediately.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – SEGMENT DATA
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
The following table presents the Company's reportable segment results for the three months ended March 31, 2019 and 2018:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2019
Revenue	$765,810	$272,722	$314,394	$30,190	$—	$(1,217)	$1,381,899
Direct operating expenses	267,114	130,519	217,308	1	—	(23)	614,919
Selling, general and administrative expenses	307,729	51,636	71,330	25,251	—	(223)	455,723
Corporate expenses	—	—	—	—	75,671	(971)	74,700
Depreciation and amortization	30,417	39,496	34,581	2,945	5,927	—	113,366
Impairment charges	—	—	—	—	91,382	—	91,382
Other operating expense, net	—	—	—	—	(3,549)	—	(3,549)
Operating income (loss)	$160,550	$51,071	$(8,825)	$1,993	$(176,529)	$—	$28,260
Intersegment revenues	$226	$991	$—	$—	$—	$—	$1,217
Capital expenditures	$20,690	$11,408	$14,819	$37	$4,172	$—	$51,126
Share-based compensation expense	$—	$—	$—	$—	$2,227	$—	$2,227

Three Months Ended March 31, 2018
Revenue	$744,568	$255,847	$342,551	$28,218	$—	$(1,536)	$1,369,648
Direct operating expenses	241,066	124,873	236,416	—	—	—	602,355
Selling, general and administrative expenses	321,270	48,950	78,458	24,822	—	(513)	472,987
Corporate expenses	—	—	—	—	79,757	(1,023)	78,734
Depreciation and amortization	58,333	44,504	38,565	3,766	6,266	—	151,434
Impairment charges	—	—	—	—	—	—	—
Other operating expense, net	—	—	—	—	(3,286)	—	(3,286)
Operating income (loss)	$123,899	$37,520	$(10,888)	$(370)	$(89,309)	$—	$60,852
Intersegment revenues	$14	$1,522	$—	$—	$—	$—	$1,536
Capital expenditures	$9,077	$12,907	$15,272	$40	$1,407	$—	$38,703
Share-based compensation expense	$—	$—	$—	$—	$2,684	$—	$2,684

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") and certain other parties pursuant to which such affiliates of the Sponsors provided management and financial advisory services until December 31, 2018. These agreements required management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. In connection with the Reorganization, the Company is not recognizing management fees following the Petition Date. The Company recognized management fees and reimbursable expenses of $3.1 million for the three months ended March 31, 2018. As of the effective date of the Plan of Reorganization, these management fees will be waived.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1, "Basis of Presentation", since the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at March 31, 2019 and December 31, 2018 consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Accounts payable	$32,232	$32,807
Current operating lease liabilities	32,065	—
Accrued expenses	12,050	23,277
Deferred taxes	653,522	644,926
Noncurrent operating lease liabilities	397,158	—
Other long-term liabilities	15,916	87,096
Accounts payable, accrued and other liabilities	1,142,943	788,106
Debt subject to compromise	15,143,713	15,149,477
Accrued interest on debt subject to compromise	542,673	542,673
Long-term debt and accrued interest	15,686,386	15,692,150
Total liabilities subject to compromise	$16,829,329	$16,480,256
Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan of Reorganization and the Company emerges from bankruptcy. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.
NOTE 13 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three months ended March 31, 2019 and 2018, respectively, and were as follows:

(In thousands)	Three Months Ended March 31,
	2019	2018
Write-off of deferred long-term debt fees	$—	$54,670
Write-off of original issue discount on debt subject to compromise	—	131,100
Loss on Liabilities subject to compromise settlement	5	—
Professional fees and other bankruptcy related costs	36,113	6,285
Reorganization items, net	$36,118	$192,055
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-off of deferred long-term debt fees and write-off of original issue discount are included in Reorganization items, net.
As of March 31, 2019, $49.7 million of Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. As of March 31, 2018, $6.1 million of professional fees were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
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
Debtors' Balance Sheet

(In thousands)	March 31, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$233,596	$178,924
Accounts receivable, net of allowance of $24,936 in 2019 and 26,347 in 2018	748,143	866,088
Intercompany receivable	48,771	—
Prepaid expenses	120,009	98,836
Other current assets	41,452	24,576
Total Current Assets	1,191,971	1,168,424
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	496,067	501,677
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,318,029	2,409,411
Other intangibles, net	187,197	196,741
Goodwill	3,412,753	3,412,753
OTHER ASSETS
Operating lease right-of-use assets	353,404	—
Other assets	63,461	63,203
Total Assets	$8,022,882	$7,752,209
CURRENT LIABILITIES
Accounts payable	$41,512	$49,129
Intercompany payable	—	2,894
Accrued expenses	171,043	296,149
Accrued interest	674	766
Deferred income	128,493	120,328
Current portion of long-term debt	46,510	46,105
Total Current Liabilities	388,232	515,371
Other long-term liabilities	120,662	229,640
Liabilities subject to compromise[1]	17,861,051	17,511,976
EQUITY (DEFICIT)
Equity (Deficit)	(10,347,063)	(10,504,778)
Total Liabilities and Equity (Deficit)	$8,022,882	$7,752,209
1 In connection with the cash management arrangements with CCOH, the Company maintains an intercompany revolving promissory note payable by the Company to CCOH (the "Intercompany Note"), which matures on May 15, 2019. Liabilities subject to compromise include the pre-petition principal amount outstanding under the Intercompany Note, which totals $1,031.7 million as of March 31, 2019 and December 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statements of Operations

(In thousands)	Three Months Ended March 31,
	2019	2018
Revenue	$790,558	$767,007
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	265,684	239,461
Selling, general and administrative expenses (excludes depreciation and amortization)	329,919	342,951
Corporate expenses (excludes depreciation and amortization)	47,042	44,308
Depreciation and amortization	38,040	67,116
Impairment charges	91,382	—
Other operating expense, net	(23)	(3,232)
Operating income	18,468	69,939
Interest expense, net[1]	338	342,564
Equity in loss of nonconsolidated affiliates	(7)	(32)
Gain on extinguishment of debt	—	5,667
Dividend income[2]	—	25,483
Other expense, net	(42)	(20,060)
Reorganization items, net	36,118	192,055
Loss before income taxes	(18,037)	(453,622)
Income tax benefit	61,373	162,973
Net income (loss)	$43,336	$(290,649)
1 Includes interest incurred during the three months ended March 31, 2019 and 2018 in relation to the post-petition Intercompany Note and interest incurred during the three months ended March 31, 2018 in relation to the pre-petition Intercompany Notes.
2 Consists of cash dividends received from Non-Debtor entities during the three months ended March 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debtors' Statement of Cash Flows

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$43,336	$(290,649)
Reconciling items:
Impairment charges	91,382	—
Depreciation and amortization	38,040	67,116
Deferred taxes	8,596	(138,949)
Provision for doubtful accounts	3,838	6,829
Amortization of deferred financing charges and note discounts, net	405	11,043
Non-cash Reorganization items, net	2,173	191,903
Share-based compensation	393	578
Loss on disposal of operating and other assets	143	1,864
Equity in loss of nonconsolidated affiliates	7	32
Gain on extinguishment of debt	—	(5,667)
Barter and trade income	(5,076)	(357)
Other reconciling items, net	(13)	(80)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	114,107	110,270
Increase in prepaid expenses and other current assets	(38,596)	(66,429)
Decrease in accrued expenses	(127,089)	(27,223)
Increase (decrease) in accounts payable	(8,192)	4,444
Increase in accrued interest	328	301,896
Increase in deferred income	13,049	13,604
Changes in other operating assets and liabilities	(1,272)	(1,116)
Net cash provided by operating activities	135,559	179,109
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,932)	(10,010)
Proceeds from disposal of assets	121	1,028
Purchases of other operating assets	—	(305)
Change in other, net	(7)	(29)
Net cash used for investing activities	(22,818)	(9,316)
Cash flows from financing activities:
Draws on credit facilities	—	25,000
Payments on credit facilities	—	(59,000)
Proceeds from long-term debt	228	—
Payments on long-term debt	(6,412)	(50,027)
Net transfers to related parties	(51,881)	(51,996)
Change in other, net	(4)	2
Net cash used for financing activities	(58,069)	(136,021)
Net increase in cash, cash equivalents and restricted cash	54,672	33,772
Cash, cash equivalents and restricted cash at beginning of period	182,352	102,468
Cash, cash equivalents and restricted cash at end of period	$237,024	$136,240
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Debtors' Balance Sheet to the total of the amounts reported in the Debtors' Statement of Cash Flows:

IHEARTMEDIA, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$233,596	$178,924
Restricted cash included in:
Other current assets	3,428	3,428
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$237,024	$182,352

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
Certain prior period amounts have been reclassified to conform to the 2019 presentation.
Current Bankruptcy Proceedings
On March 14, 2018 (the "Petition Date"), iHeartMedia, Inc. (the “Company”, “iHeartMedia,” “we” or “us”), iHeartCommunications, Inc. (“iHeartCommunications”) and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases.
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., et al. Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On April 28, 2018, the Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. On January 22, 2019, the Bankruptcy Court entered an order confirming the Plan of Reorganization. Subject to the satisfaction of certain conditions, we currently anticipate the Plan of Reorganization will become effective and iHeartMedia will emerge from Chapter 11 on or about May 1, 2019 (the "Effective Date").
On the Effective Date, we will emerge from Chapter 11 through (a) a series of transactions through which CCOH, its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries will be separated from, and cease to be controlled by us and our subsidiaries (the “Separation”), and (b) a series of transactions through which we will reduce our debt from approximately $16 billion to approximately $5.8 billion and effect a global compromise and settlement among holders of claims in connection with the Chapter 11 Cases (the “Reorganization”), which will involve, among other things, (i) the restructuring of our indebtedness by (A) replacing our existing DIP facility with a $450 million senior secured asset-based revolving credit facility (the “New ABL Facility”) and (B) issuing to certain of our prepetition senior creditors, on account of their claims, a $3.5 billion senior secured term loan credit facility, $1.45 billion aggregate principal amount of new Senior Unsecured Notes due 2027 and $800 million aggregate principal amount of new Senior Secured Notes due 2026, (ii) our issuance of new common stock and special warrants to holders of claims and interests, subject to ownership restrictions imposed by the FCC, and (iii) the intercompany settlement transactions and sale of the preferred stock of our indirect wholly-owned subsidiary iHeart Operations, Inc., in each case pursuant to the separation and settlement agreement entered into among us, iHeartCommunications, CCH and CCOH (the "Separation Agreement").
Upon the occurrence of the Separation on the Effective Date, iHeartCommunications will enter into a revolving credit facility that provides for borrowings to Clear Channel Outdoor, LLC ("CCOL"), a subsidiary of CCH, at CCOL’s option, of up to $200 million, with any borrowings bearing interest at a rate equal to the prime lending rate (the "iHC Line of Credit"). The iHC Line of Credit will be unsecured. The facility will have a three year maturity, and may be terminated by CCOL earlier at CCOL's option.
For more information regarding the impact of the Chapter 11 Cases, see "--Liquidity After Filing the Chapter 11 Cases" and "--Liquidity Following the Reorganization and Separation."

Description of our Business
Our iHM strategy centers on delivering entertaining and informative content where our listeners want to find us across multiple platforms, including broadcast, mobile and digital, as well as events. Our primary source of revenue is derived from selling broadcast local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We are working closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. We continue to expand the choices for listeners and we deliver our content and sell advertising across multiple distribution channels including digitally via our iHeartRadio mobile application, our station websites and other digital platforms which reach national, regional and local audiences. We also generate revenues from our networks, including Premiere and Total Traffic & Weather, as well as through sponsorships and our nationally recognized live events and other revenue streams. We also generate revenue by providing audio and media services to radio and TV broadcast industry participants through our Katz Media and RCS businesses.
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
Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  Our broadcast national and local revenue, as well as our Katz Media revenue are generally impacted by political cycles. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.
Executive Summary
The key developments that impacted our business are summarized below:

•
Consolidated revenue increased $12.3 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $24.7 million impact from movements in foreign exchange rates, consolidated revenue increased $37.0 million during the three months ended March 31, 2019 compared to the same period of 2018.

•
As a result of the Chapter 11 Cases, we incurred $36.1 million of Reorganization items, net during the three months ended March 31, 2019 and reclassified $16.8 billion of pre-petition claims that are not fully secured and that have at least a possibility of not being repaid to “Liabilities subject to compromise” on the Consolidated Balance Sheet.

•	As a result of our filing of the Chapter 11 Cases, we ceased accruing interest expense on long-term debt reclassified as Liabilities subject to compromise at the Petition Date.

•
Clear Channel Worldwide Holdings, Inc. ("CCWH"), a subsidiary of ours, issued $2,235.0 million of new 9.25% Senior Subordinated Notes due 2024. Proceeds from the new notes were used to pay total principal amount outstanding and accrued and unpaid interest on the $2,200.0 million aggregate principal amount of 7.625% CCWH Series A and Series B Senior Subordinated Notes due 2020.

Revenue and expenses “excluding the impact of foreign exchange movements” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenue and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.

Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2019 to the three months ended March 31, 2018 is as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2019	2018
Revenue	$1,381,899	$1,369,648	0.9%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	614,919	602,355	2.1%
Selling, general and administrative expenses (excludes depreciation and amortization)	455,723	472,987	(3.6)%
Corporate expenses (excludes depreciation and amortization)	74,700	78,734	(5.1)%
Depreciation and amortization	113,366	151,434	(25.1)%
Impairment charges	91,382	—	—%
Other operating expense, net	(3,549)	(3,286)
Operating income	28,260	60,852	(53.6)%
Interest expense	114,764	418,397
Loss on investments, net	(9,961)	(90)
Equity in earnings (loss) of nonconsolidated affiliates	(214)	157
Gain (loss) on extinguishment of debt	(5,474)	100
Other expense, net	(761)	(973)
Reorganization items, net	36,118	192,055
Loss before income taxes	(139,032)	(550,406)
Income tax benefit	3,431	117,366
Consolidated net loss	(135,601)	(433,040)
Less amount attributable to noncontrolling interest	(21,218)	(16,046)
Net loss attributable to the Company	$(114,383)	$(416,994)

Consolidated Revenue
Consolidated revenue increased $12.3 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $24.7 million impact from movements in foreign exchange rates, consolidated revenue increased $37.0 million during the three months ended March 31, 2019 compared to the same period of 2018. The increase in consolidated revenue is due to revenue growth from our Americas outdoor business and our iHM business, partially offset by lower revenue from our International outdoor business.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $12.6 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $17.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $29.8 million during the three months ended March 31, 2019 compared to the same period of 2018. Higher direct operating expenses was driven primarily by our iHM and Americas outdoor businesses, primarily as a result of higher variable expenses driven by revenue growth.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $17.3 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $5.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $11.7 million during the three months ended March 31, 2019 compared to the same period of 2018. Lower SG&A expenses resulted primarily from lower trade and barter expenses by our iHM business.

Corporate Expenses
Corporate expenses decreased $4.0 million during the three months ended March 31, 2019 compared to the same period of 2018, primarily as a result of lower sponsor management fees, which have not been charged since the March 14, 2018 Petition Date.
Depreciation and Amortization
Depreciation and amortization decreased $38.1 million during the three months ended March 31, 2019, compared to the same period of 2018, primarily as a result of assets becoming fully depreciated or fully amortized, including intangible assets that were recorded as part of the merger of iHeartCommunications with iHeartMedia, Inc. in 2008.
Impairment Charges
We perform our annual impairment test on our goodwill, Federal Communication Commission ("FCC") licenses, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.  We recognized non-cash impairment charges of $91.4 million in the three months ended March 31, 2019 on our indefinite-lived FCC licenses as a result of an increase in our weighted average cost of capital. See Note 4 to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Expense, Net
Other operating expense, net of $3.5 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively, relates to net losses recognized on asset disposals.
Interest Expense
Interest expense decreased $303.6 million during the three months ended March 31, 2019 compared to the same period of 2018 as a result of the Company ceasing to accrue interest expense on long-term debt reclassified as Liabilities subject to compromise as of the Petition Date, resulting in $397.5 million in contractual interest not being accrued in the three months ended March 31, 2019. This decrease was partially offset by higher interest expense incurred in conjunction with the refinancing of the $2,200.0 million 7.625% CCWH Senior Subordinated Notes due 2020 with $2,235.0 million in 9.25% CCWH Senior Subordinated Notes due 2024.
Loss on Investments, net
During the three months ended March 31, 2019, we recognized losses of $10.0 million primarily in connection with other-than-temporary declines in the value of our investments. Loss on investments, net was $0.1 million for the three months ended March 31, 2018.
Gain (Loss) on Extinguishment of Debt, Net
Loss on extinguishment of debt, net was $5.5 million for the three months ended March 31, 2019, which primarily resulted from a loss in relation to the refinancing of the CCWH Series A and Series B Senior Subordinated Notes Due 2020. Gain on extinguishment of debt, net was $0.1 million for the three months ended March 31, 2018.
Other Expense, Net
Other expense, net was $0.8 million for the three months ended March 31, 2019, which related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.

Other expense, net was $1.0 million for the three months ended March 31, 2018, which related primarily to expenses incurred in connection with negotiations with lenders and other activities related to our capital structure, partially offset by net foreign exchange gains of $19.8 million recognized in connection with intercompany notes denominated in foreign currencies.

Reorganization Items, Net
During the three months ended March 31, 2019, we recognized Reorganization items, net of $36.1 million related to the Chapter 11 Cases, consisting primarily of professional fees. For the three months ended March 31, 2018, Reorganization items, net of $192.1 million included the write-off of deferred long-term debt fees and original issue discount on debt subject to compromise and professional fees. See Note 13 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Income Tax Benefit
The effective tax rate for the three months ended March 31, 2019 and 2018 was 2.5% and 21.3%, respectively. The decrease in the effective tax rate is primarily attributed to the tax effects of the impairment charge recorded in relation to indefinite-lived FCC licenses in the current period, and also attributed to year over year changes in the forecasted mix of earnings and tax rates in the jurisdictions in which the Company operates.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2019	2018
Revenue	$765,810	$744,568	2.9%
Direct operating expenses	267,114	241,066	10.8%
SG&A expenses	307,729	321,270	(4.2)%
Depreciation and amortization	30,417	58,333	(47.9)%
Operating income	$160,550	$123,899	29.6%
Three Months
iHM revenue increased $21.2 million during the three months ended March 31, 2019 compared to the same period of 2018. Digital revenue increased $16.6 million driven by growth in podcasting, primarily as a result of our acquisition of Stuff Media in October 2018, as well as other digital revenue, such as live radio and other on-demand services. National broadcast spot revenue increased $16.5 million, primarily as a result of increased programmatic buying by our national customers. Revenue from our Network businesses, including both Premiere and Total Traffic & Weather, also increased $6.1 million. These revenue increases were partially offset by a $19.4 million decrease in Local broadcast spot revenue.
iHM direct operating expenses increased $26.0 million during the three months ended March 31, 2019 compared to the same period of 2018. The increase in Direct operating expenses was primarily driven by higher digital royalties, content costs and compensation-related expenses from higher podcasting and digital subscription revenue. We also incurred higher production costs related to our events, including the iHeartRadio Music Awards. iHM SG&A expenses decreased $13.5 million during the three months ended March 31, 2019 compared to the same period of 2018 primarily due to lower trade and barter expenses, primarily resulting from the timing, partially offset by higher third-party digital sales activation fees.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2019	2018
Revenue	$272,722	$255,847	6.6%
Direct operating expenses	130,519	124,873	4.5%
SG&A expenses	51,636	48,950	5.5%
Depreciation and amortization	39,496	44,504	(11.3)%
Operating income	$51,071	$37,520	36.1%
Three Months
Americas outdoor revenue increased $16.9 million during the three months ended March 31, 2019 compared to the same period of 2018. The increase was driven by revenue from airports and digital and print billboards.
Americas outdoor direct operating expenses increased $5.6 million during the three months ended March 31, 2019 compared to the same period of 2018. The increase was driven by higher site lease expenses, primarily related to increased revenue. Americas outdoor SG&A expenses increased $2.7 million during the three months ended March 31, 2019 compared to the same period of 2018, primarily related to higher variable employee compensation expenses.
International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2019	2018
Revenue	$314,394	$342,551	(8.2)%
Direct operating expenses	217,308	236,416	(8.1)%
SG&A expenses	71,330	78,458	(9.1)%
Depreciation and amortization	34,581	38,565	(10.3)%
Operating income	$(8,825)	$(10,888)	(18.9)%
Three Months
International outdoor revenue decreased $28.2 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $24.7 million impact from movements in foreign exchange rates, International outdoor revenue decreased $3.5 million during the three months ended March 31, 2019 compared to the same period of 2018. The decrease in revenue is due primarily to lower revenue as a result of contracts not being renewed in certain countries, including Italy and Spain. This decrease was partially offset by growth in multiple countries, including Sweden, which continues to benefit from new digital inventory and strong market conditions.
International outdoor direct operating expenses decreased $19.1 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $17.2 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $1.9 million during the three months ended March 31, 2019 compared to the same period of 2018. The decrease was primarily due to lower site lease expenses in countries with lower revenue, including Italy, partially offset by site lease expenses related to new contracts. International outdoor SG&A expenses decreased $7.1 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $5.6 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $1.5 million during the three months ended March 31, 2019 compared to the same period of 2018.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2019	2018
iHM	$160,550	$123,899
Americas outdoor	51,071	37,520
International outdoor	(8,825)	(10,888)
Other	1,993	(370)
Other operating expense, net	(3,549)	(3,286)
Impairment charges	(91,382)	—
Corporate expense (1)	(81,598)	(86,023)
Consolidated operating income	$28,260	$60,852

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We have granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $2.2 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.
iHeartMedia Unvested Share-Based Compensation
As of March 31, 2019, there was $1.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions and $15.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on market performance and service conditions.  As of the Effective Date of the Plan of Reorganization, all unvested shared-based compensation will be eliminated.
CCOH Unvested Share-Based Compensation
CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals under equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of March 31, 2019, there was $13.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2019 and 2018:

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash provided by (used for):
Operating activities	$88,987	$175,476
Investing activities	$(52,411)	$(37,196)
Financing activities	$1,996	$(92,445)

Operating Activities
Cash provided by operating activities was $89.0 million during the three months ended March 31, 2019 compared to $175.5 million of cash provided by operating activities during the three months ended March 31, 2018.  The decrease in cash provided by operating activities is primarily attributed to cash paid in relation to Reorganization items, net of $33.9 million during the three months ended March 31, 2019 and changes in working capital balances, particularly accounts payable, which were affected by the timing of payments. Cash paid for interest was $103.9 million during the three months ended March 31, 2019 compared to $94.5 million during the three months ended March 31, 2018. The increase of $9.4 million in cash paid for interest is due primarily to the refinancing of the $2,200.0 million 7.625% CCWH Senior Subordinated Notes due 2020 with $2,235.0 million in 9.25% CCWH Senior Subordinated Notes due 2024 during the three months ended March 31, 2019.
Investing Activities
Cash used for investing activities of $52.4 million during the three months ended March 31, 2019 primarily reflected $51.1 million used for capital expenditures. We spent $20.7 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $11.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital boards, $14.8 million in our International outdoor segment primarily related to street furniture and transit advertising structures, including digital displays and $4.2 million in Corporate primarily related to equipment and software purchases.
Cash used for investing activities of $37.2 million during the three months ended March 31, 2018 primarily reflected $38.7 million used for capital expenditures. We spent $9.1 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $12.9 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $15.3 million in our International outdoor segment primarily related to street furniture and transit advertising structures and $1.4 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash provided by financing activities of $2.0 million during the three months ended March 31, 2019 primarily resulted from net proceeds from long-term debt.
Cash used for financing activities of $92.4 million during the three months ended March 31, 2018 primarily resulted from payments on long-term debt and on our receivables based credit facility.
Liquidity After Filing the Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the Petition Date, and continue to be stayed.
On March 16, 2018, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with certain creditors and equity holders (the “Consenting Stakeholders”). The RSA contemplates the restructuring and recapitalization of the Debtors (the “Restructuring Transactions”) through a Plan of Reorganization, which was confirmed in January 2019. Pursuant to the RSA, the Consenting Stakeholders have agreed to, among other things, support the Restructuring Transactions and vote in favor of a plan of reorganization to effect the Restructuring Transactions.
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization and disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which were filed initially with the Bankruptcy Court on April 28, 2018, (ii) the filing of a motion for approval of the disclosure statement by May 31, 2018, which deadline was subsequently extended to June 22, 2018, and which motion was filed with the Bankruptcy Court on that date, (iii) the entry of an order approving the disclosure statement by July 27, 2018 (subject to one additional 20-day extension on the terms set forth in the RSA), which order was ultimately entered on September 20, 2018 (iv) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement, which order was ultimately entered on January 22, 2019 and (v) the Effective Date occurring by March 14, 2019, which has not yet occurred but is currently expected to occur on or about May 1, 2019. The Debtors satisfied the first and second milestones, but did not satisfy the subsequent milestones and as a result, certain of the Consenting Stakeholders presently have the right to terminate the RSA, but as of the date hereof the RSA has not been terminated.

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
Pursuant to the Plan of Reorganization, we will issue new common stock, and special warrants to purchase common stock (“Special Warrants”) in exchange for claims against or interests in the Debtors. Holders of claims with respect to the iHeartCommunications term loan credit agreement, priority guarantee notes, 14% Senior Notes due 2021 and legacy notes will receive their pro rata share of a distribution of new term loans and new notes of iHeartCommunications and 99% of our new equity interests, subject to dilution by any common stock issued pursuant to a post-emergence equity incentive plan, as set forth in the Plan of Reorganization to be filed prior to the Effective Date. The preliminary terms of the new term loans and new notes are set forth in the Disclosure Statement, and the specific terms of the new term loans and new notes will be set forth in a supplement to the Plan of Reorganization. Holders of equity interests in iHeartMedia will receive their pro rata share of 1% of our new equity interests, subject to dilution by any common stock issued pursuant to a post-emergence equity incentive plan. On the Effective Date, the applicable Debtors will execute documents to effect the Separation of CCOH from iHeartMedia, and the equity interests of the successor to CCOH currently held by subsidiaries of iHeartMedia will be distributed to holders of claims with respect to the term loan credit agreement and priority guarantee notes.
The Plan of Reorganization has been confirmed by the Bankruptcy Court, but there can be no assurance that the Effective Date for the Plan of Reorganization will occur on or about May 1, 2019 or at all.
During the pendency of the Chapter 11 Cases, iHeartCommunications' principal sources of liquidity have been limited to cash flow from operations, cash on hand and borrowings under its DIP credit facility. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of its receivables based credit facility bringing its total outstanding borrowings under the facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of this facility. On the Petition Date, we incurred a prepayment premium of $5.5 million upon acceleration of the loans and pre-petition accrued interest and fees totaling $2.4 million, which were added to the principal amount outstanding under the facility, bringing the total outstanding borrowings under the facility to $379.0 million. On June 14, 2018, iHeartCommunications entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), as parent borrower, with Holdings, Subsidiary Borrowers, Citibank, N.A., as a lender and administrative agent, the swing line lenders and letter of credit issuers named therein and the other lenders from time to time party thereto. The entry into the DIP Credit Agreement was approved by an order of the Court (the “DIP Order”). We used proceeds from this facility (the "DIP Facility") and cash on hand to repay all amounts owed under and terminate iHeartCommunications' receivables based credit facility. As of March 31, 2019, we had no borrowings under the DIP Facility.
In connection with the cash management arrangements with CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019. As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million. As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount. As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7 million. As of March 31, 2019, the asset recorded in respect of the Intercompany Note on CCOH's balance sheet was $154.8 million. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As of March 31, 2019, the liability recorded in respect of the post-petition intercompany balance on CCOH's balance sheet was $73.7 million. The Separation Agreement contemplates that in connection with the Separation (i) the cash sweep arrangement under the Corporate Services Agreement between CCOH and iHeartCommunications will terminate, and (ii) any agreements or licenses requiring royalty payments to the Debtors by CCOH for trademarks or other intellectual property, will terminate effective as of December 31, 2018. The Debtors agreed to (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of CCOH, payable on the Effective Date. Since January 1, 2019, CCOH has incurred an additional intercompany liability of $52.1 million in favor of iHeartCommunications as of March 31, 2019.  Pursuant to an amendment to the Separation Agreement (the "Separation Agreement Amendment"), CCOH has agreed to offset the $149 million amount owed by us on the Effective Date by $52.1 million, resulting in a total net payment to CCOH of approximately $107 million on the Effective Date (including the $10.2 million payment discussed above). Pursuant to the Amendment, within 15 business days after the Effective Date, iHeartCommunications and CCOH will pay the other any intercompany liability incurred from April 1, 2019 through the Effective Date. The Intercompany Note and Due to iHeartCommunications Note are eliminated in consolidation in our consolidated financial statements. The Bankruptcy Court approved a final order to allow us to continue to provide the day-to-day cash management services for CCOH during the Chapter 11 Cases. Upon the occurrence of the Separation on the Effective Date, we will cease to provide these services for CCOH.
The Bankruptcy Court’s order also approves iHeartCommunications' continuing to provide services to CCOH pursuant to the Corporate Services Agreement during the Chapter 11 Cases. Upon the occurrence of the Separation on the Effective Date, we will enter into a new Transition Services Agreement with iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and CCOH, for one year from the Effective Date (subject to certain rights of New CCOH to extend up to one additional year), pursuant to which iHM Management Services expects to provide, or expects iHeartCommunications, iHeart Operations, us or any of our subsidiaries to provide, CCH with certain administrative and support services and other assistance which CCH will utilize in the conduct of its business as such business was conducted prior to the Separation.
Following the Chapter 11 Cases, all interest payments due on debt held by the Debtors were stayed, which included $165.1 million on the Senior Secured Credit Facilities, $78.8 million on the 9.0% Priority Guarantee Notes due 2021, $45.0 million on the 9.0% Priority Guarantee Notes due 2022, $50.5 million on the 10.625% Priority Guarantee Notes due 2023, $49.0 million on the 11.25% Priority Guarantee Notes due 2021 and $124.7 million on the 14.0% Senior Notes due 2021 during the three months ended March 31, 2019.
The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases, including but not limited to future effects from relief or emergence. We have significant indebtedness and we have reclassified all of the Debtors' indebtedness other than the DIP Facility to Liabilities Subject to Compromise at March 31, 2019. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
Liquidity Following the Separation and Reorganization
The Separation and Reorganization will result in a new capital structure with significantly lower levels of long-term debt and a corresponding decrease in debt service requirements after emergence compared to historical debt levels. As a result of the Separation and Reorganization, our consolidated long-term debt is expected to decrease from $20.5 billion to approximately $5.8 billion. In 2018, we paid $398.0 million of cash interest, and incurred contractual interest of $1,189.1 million that was not paid. In 2017, we paid cash interest of $1,772.4 million. After the Effective Date, we anticipate that our annual cash interest payments will be less than $400 million.
In connection with the Reorganization and Separation, we anticipate that we will be required to make certain cash payments, including approximately $107 million to be paid to CCOH in settlement of intercompany payable balances as of March 31, 2019, $17.7 million to cure contracts, $19.7 million for general unsecured claims, and approximately $124 million for professional fees (of which $99 million is to be paid on the Effective Date). Other anticipated cash requirements for the year ended December 31, 2019 include capital expenditures of approximately $129 million and $47.4 million to be paid in the fourth quarter of 2019 for the remaining consideration for two businesses acquired in the fourth quarter of 2018.
Following the Effective Date, we expect that our primary sources of liquidity will be cash on hand, cash flow from operations and borrowing capacity under the New ABL Facility. Upon emergence, we expect to have cash on hand of approximately $60 million after payment of settlement amounts and professional fees on the Effective Date. As of March 31, 2019, we had no borrowings outstanding under the DIP Facility, a borrowing base of $426.8 million, $59.0 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $330.3 million of excess availability.
Following the Effective Date, we expect that our primary anticipated uses of liquidity will be to fund our working capital, debt service, capital expenditures and other obligations. These other obligations include dividend payments to be due to the investor of preferred stock of iHeart Operations, the terms of which are further described in Note 9 to our financial statements included herein, and any borrowings to be provided to CCOL under the iHC Line of Credit. Our ability to fund our working capital, debt service, capital expenditures and other obligations, and to comply with the financial covenants under our new financing agreements, depends on our future operating performance and cash flows from operations, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. A significant amount of our cash requirements will be for debt service obligations, and we anticipate that we will have approximately $0.4 billion of annual cash interest payments after the Effective Date. Our future success will depend on our ability to achieve our operating performance goals, address our annual cash interest obligations and reduce our outstanding debt.

Sources of Capital
As of March 31, 2019 and December 31, 2018, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2019	December 31, 2018
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	$—	$—
Term Loan E Facility Due 2019	—	—
Debtors-in-Possession Facility(1)	—	—
9.0% Priority Guarantee Notes Due 2019	—	—
9.0% Priority Guarantee Notes Due 2021	—	—
11.25% Priority Guarantee Notes Due 2021	—	—
9.0% Priority Guarantee Notes Due 2022	—	—
10.625% Priority Guarantee Notes Due 2023	—	—
CCO Receivables Based Credit Facility due 2023	—	—
Other Secured Subsidiary Debt	3.8	3.9
Total Secured Debt	3.8	3.9

14.0% Senior Notes Due 2021	—	—
Legacy Notes:
6.875% Senior Notes Due 2018	—	—
7.25% Senior Notes Due 2027	—	—
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020(2)	—	275.0
7.625% Series B Senior Notes Due 2020(2)	—	1,925.0
9.25% Senior Notes Due 2024(2)	2,235.0	—
Clear Channel International B.V. 8.75% Senior Notes due 2020	375.0	375.0
Other Subsidiary Debt	46.6	46.1
Purchase accounting adjustments and original issue discount	(0.9)	(0.7)
Long-term debt fees	(44.3)	(25.9)
Liabilities subject to compromise(3)	15,143.7	15,149.5
Total Debt	20,483.9	20,472.9
Less: Cash and cash equivalents	448.1	406.5
	$20,035.8	$20,066.4

(1)
The Debtors-in-Possession Facility (the "DIP" Facility), which matures on the earlier of the emergence date from the Chapter 11 Cases or June 14, 2019, provides for borrowings of up to $450.0 million. The DIP Facility also includes a feature to convert into an exit facility at emergence, upon meeting certain conditions. As of March 31, 2019, the Company had a borrowing base of $426.8 million under iHeartCommunications' DIP Facility, had no outstanding borrowings, had $59.0 million of outstanding letters of credit and had an availability block requirement of $37.5 million, resulting in $330.3 million of excess availability.

(2)
On February 4, 2019, CCWH, a subsidiary of CCOH, delivered a conditional notice of redemption calling all of its outstanding $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of newly-issued 9.25% Senior Subordinated Notes due 2024 (the "New CCWH Subordinated Notes"). At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH

Subordinated Notes in accordance with their terms and the trustee acknowledged such satisfaction and discharge. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

(3)
In connection with our Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.0 million outstanding Other Secured Subsidiary Debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $10.8 million outstanding Other Subsidiary Debt have been reclassified to Liabilities subject to compromise in our Consolidated Balance Sheet as of March 31, 2019. As of the Petition Date, we ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

CCWH Senior Subordinated Notes
As of March 31, 2019, the New CCWH Senior Subordinated Notes represented $2,235.0 million aggregate principal amount of indebtedness outstanding. On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.
The New CCWH Subordinated Notes were issued pursuant to an indenture, dated as of February 12, 2019 (the “Indenture”), among Clear Channel Worldwide, CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and the other guarantors party thereto (collectively with CCOH and CCOI, the “Guarantors”), and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (the “Trustee”). The New CCWH Subordinated Notes mature on February 15, 2024 and bear interest at a rate of 9.25% per annum. Prior to CCOH’s separation from iHeartMedia, Inc. in connection with the completion of iHeartMedia, Inc.’s Chapter 11 proceedings, interest will be payable to the Trustee weekly in arrears. Following the Separation, interest will be payable to the Trustee semi-annually. In each case, interest will be payable to the holders of the New CCWH Subordinated Notes semi-annually on February 15 and August 15 of each year, beginning on August 15, 2019.
The New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes are unsecured senior subordinated obligations that rank pari passu in right of payment to all senior subordinated indebtedness of Clear Channel Worldwide and the Guarantors, junior to all senior indebtedness of Clear Channel Worldwide and the Guarantors, including Clear Channel Worldwide’s outstanding 6.50% Series A Senior Notes and Series B Senior Notes due 2022 (the “Senior Notes”), and senior to all future subordinated indebtedness of Clear Channel Worldwide and the Guarantors that expressly provides that it is subordinated to the New CCWH Subordinated Notes. Following the satisfaction of certain conditions, including that the Senior Notes are no longer outstanding and at least a portion of such notes has been refinanced with senior secured indebtedness, the New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes will cease to be subordinated obligations and thereafter will rank pari passu in right of payment with all senior indebtedness of Clear Channel Worldwide and the Guarantors (the “step-up”). There can be no assurance that the step-up will ever occur and that the New CCWH Subordinated Notes and the guarantees will ever cease to be subordinated indebtedness of Clear Channel Worldwide and the Guarantors.
Clear Channel Worldwide may redeem the New CCWH Subordinated Notes at its option, in whole or part, at any time prior to February 15, 2021, at a price equal to 100% of the principal amount of the New CCWH Subordinated Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. Clear Channel Worldwide may redeem the New CCWH Subordinated Notes, in whole or in part, on or after February 15, 2021, at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. At any time prior to February 15, 2021, Clear Channel Worldwide may elect to redeem up to 40% of the aggregate principal amount of the New CCWH Subordinated Notes at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, Clear Channel Worldwide may redeem up to 20% of the aggregate principal amount of the New CCWH Subordinated Notes at any time prior to February 15, 2021, using the net proceeds from certain other equity offerings at 103% of the principal amount of the New CCWH Subordinated Notes. Clear Channel Worldwide will be permitted to use these two redemption options concurrently but will not be permitted to redeem, in the aggregate, more than 40% of the principal amount of the New CCWH Subordinated Notes pursuant to these options.

The Indenture contains covenants that limit CCOH’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from CCOH’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; (vii) sell certain assets, including capital stock of CCOH’s subsidiaries; (viii) designate CCOH’s subsidiaries as unrestricted subsidiaries, (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) in the event that the step-up occurs and New CCWH Subordinated Notes cease to be subordinated, incur certain liens.
Upon the occurrence of the Separation on the Effective Date, Clear Channel Worldwide and the Guarantors will no longer be subsidiaries of CCOH and we will no longer be subject to the Indenture or include this indebtedness in our consolidated financial statements.
Uses of Capital
Debt Repayments, Maturities and Other
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
Certain Relationships with the Sponsors
We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors provided management and financial advisory services until December 31, 2018.  These arrangements required management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  In connection with the Reorganization, the Company is not recognizing management fees in the post-petition period. The Company recognized management fees and reimbursable expenses of $3.1 million for the three months ended March 31, 2018. As of the Effective Date of the Plan of Reorganization, these management fees will be waived.
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
As a result of the filing of the Chapter 11 Cases, the balance under the Intercompany Note has become immediately due and payable. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As of March 31, 2019, the liability recorded in respect of the post-petition intercompany arrangement on CCOH's balance sheet was $73.7 million. The Separation Agreement contemplates that in connection with the Separation (i) the cash sweep arrangement under the Corporate Services Agreement between CCOH and iHeartCommunications will terminate, and (ii) any agreements or licenses requiring royalty payments to the Debtors by CCOH for trademarks or other intellectual property, will terminate effective as of December 31, 2018. As noted above, the Separation Agreement provides for (i) the repayment of the post-petition intercompany balance outstanding in favor of us as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to us equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of CCOH, payable on the Effective Date.  Since January 1, 2019, CCOH has incurred an additional intercompany liability of $52.1 million in favor of us as of March 31, 2019. Pursuant to the Separation Agreement Amendment, CCOH has agreed to offset the $149 million owed by us on the Effective Date by $52.1 million, resulting in a total net payment to CCOH of approximately $107 million on the Effective Date (including the $10.2 million payment discussed above). Pursuant to the Separation Agreement Amendment, within 15 business days after the Effective Date, iHeartCommunications and CCOH will pay the other any intercompany liability incurred from April 1, 2019 through the Effective Date.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2019, approximately 31% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, disregarding the impact of the Chapter 11 Cases on our requirement to pay interest on our long-term debt, it is estimated that our interest expense for the three months ended March 31, 2019 would have changed by $19.7 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $37.6 million for the three months ended March 31, 2019.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2019 by $3.8 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2019 would have increased our net loss for the same period by a corresponding amount.

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
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	the risks and uncertainties associated with the Chapter 11 Cases, including unfavorable tax consequences;

•	our ability to generate sufficient cash from operations to fund our operations;

•	our ability to successfully implement our business plan;

•	our ability to pursue our business strategies during the Chapter 11 Cases;

•	the diversion of management’s attention as a result of the Chapter 11 Cases;

•	increased levels of employee attrition as a result of the Chapter 11 Cases;

•	the impact of our restructuring on our business;

•	our ability to obtain sufficient exit financing to emerge from Chapter 11 and operate successfully;

•	volatility of our financial results as a result of the Chapter 11 Cases;

•	our inability to predict our long-term liquidity requirements and the adequacy of our capital resources;

•	the availability of cash to maintain our operations and fund our emergence costs;

•	our ability to continue as a going concern;

•	the impact of our substantial indebtedness upon emergence from Chapter 11, including the effect of our leverage on our financial position and earnings;

•	our ability to change the public perception relating to our bankruptcy proceedings;

•	the implementation and transition of a new board of directors upon emergence;

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;

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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes. The Plan of Reorganization provides for the treatment of claims against the Debtors' bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases.
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
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. We are not aware of any litigation, claim or assessment pending against us in relation to this investigation. Based on information known to date, we believe any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to our consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
We advised both the SEC and the DOJ of the investigation at Clear Media Limited and we are cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time and could be qualitatively or quantitatively material to the Company.
Italy Investigation
During the three months ended June 30, 2018, we identified misstatements associated with VAT obligations in our business in Italy, which resulted in an understatement of our VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, we undertook certain procedures, including a forensic investigation, which is ongoing. In addition, we voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that we may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. We made a payment of $8.6 million during the fourth quarter of 2018 and expect to pay the remainder during the last half of 2019. The ultimate amount to be paid may differ from our estimates, and such differences may be material.

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report"). There have not been any material changes in the risk factors disclosed in our Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	3,927	$0.43	—	$—
February 1 through February 28	2,576	0.94	—	—
March 1 through March 31	—		—	—
Total	6,503	$0.63	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2019 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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
2.1
Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, dated January 22, 2019 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2019).

4.1
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

4.2
Form of 9.25% Senior Subordinated Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

4.3
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

10.1
Settlement and Separation Agreement, dated March 27, 2019, by and between Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., iHeartCommunications, Inc. and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 28, 2019).

10.2*
Amendment, dated as of April 24, 2019, to the Settlement and Separation Agreement, dated as of March 27, 2019, by and among Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., iHeartCommunications, Inc. and iHeartMedia, Inc.

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

IHEARTMEDIA, INC.

April 25, 2019	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary