Form 10-Q
period 2019-06-30
iHeartMedia, Inc.
filed 2019-08-14
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
Commission File Number
000-53354
IHEARTMEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0241222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	"IHRT"	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2019
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	57,369,978
Class B Common Stock, $.001 par value	6,947,480

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	Successor Company	Predecessor Company
	June 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$127,159	$224,037
Accounts receivable, net of allowance of $3,081 in 2019 and $26,584 in 2018	843,064	868,861
Prepaid expenses	109,101	99,532
Other current assets	34,361	26,787
Current assets of discontinued operations	—	1,015,800
Total Current Assets	1,113,685	2,235,017
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	834,232	502,202
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,282,697	2,417,915
Other intangibles, net	2,305,407	200,422
Goodwill	3,323,207	3,412,753
OTHER ASSETS
Operating lease right-of-use assets	900,755	—
Other assets	237,841	149,736
Long-term assets of discontinued operations	—	3,351,470
Total Assets	$10,997,824	$12,269,515
CURRENT LIABILITIES
Accounts payable	$47,885	$49,435
Current operating lease liabilities	77,050	—
Accrued expenses	338,398	298,383
Accrued interest	69,473	767
Deferred revenue	139,381	123,143
Current portion of long-term debt	53,406	46,105
Current liabilities of discontinued operations	—	729,816
Total Current Liabilities	725,593	1,247,649
Long-term debt	5,757,097	—
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2019 and no shares issued in 2018	60,000	—
Noncurrent operating lease liabilities	805,866	—
Deferred income taxes	773,824	—
Other long-term liabilities	55,396	229,679
Liabilities subject to compromise	—	16,480,256
Long-term liabilities of discontinued operations	—	5,872,273
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	8,372	30,868
Predecessor Preferred stock, par value $.001 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Predecessor common stock	—	92
Successor Preferred stock, par value $.001 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Successor Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, 56,873,782 shares issued and outstanding in 2019 and no shares issued and outstanding in 2018	57	—
Successor Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, 6,947,567 shares issued and outstanding in 2019 and no shares issued and outstanding in 2018	7	—
Successor Special Warrants, 81,453,648 issued and outstanding in 2019 and none issued and outstanding in 2018	—	—
Additional paid-in capital	2,773,147	2,074,632
Retained earnings (Accumulated deficit)	38,793	(13,345,346)
Accumulated other comprehensive loss	(328)	(318,030)
Cost of shares (0 in 2019 and 805,982 in 2018) held in treasury	—	(2,558)
Total Stockholders' Equity (Deficit)	2,820,048	(11,560,342)
Total Liabilities and Stockholders' Equity (Deficit)	$10,997,824	$12,269,515
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2019	2019	2018
Revenue	$635,646	$277,674	$891,764
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	184,291	92,581	263,752
Selling, general and administrative expenses (excludes depreciation and amortization)	227,140	103,552	328,200
Corporate expenses (excludes depreciation and amortization)	34,390	18,979	52,478
Depreciation and amortization	59,383	14,544	64,877
Other operating income (expense), net	3,246	(127)	(1,218)
Operating income	133,688	47,891	181,239
Interest expense (income), net	69,711	(400)	10,613
Gain (loss) on investments, net	—	—	9,175
Equity in loss of nonconsolidated affiliates	(24)	(59)	(32)
Other income (expense), net	(9,157)	150	(2,058)
Reorganization items, net	—	9,497,944	(68,740)
Income from continuing operations before income taxes	54,796	9,546,326	108,971
Income tax expense	(16,003)	(100,289)	(142,032)
Income (loss) from continuing operations	38,793	9,446,037	(33,061)
Income (loss) from discontinued operations, net of tax	—	1,854,677	(33,229)
Net income (loss)	38,793	11,300,714	(66,290)
Less amount attributable to noncontrolling interest	—	2,190	3,609
Net income (loss) attributable to the Company	$38,793	$11,298,524	$(69,899)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(328)	(3,493)	(19,094)
Other comprehensive loss, net of tax	(328)	(3,493)	(19,094)
Comprehensive income (loss)	38,465	11,295,031	(88,993)
Less amount attributable to noncontrolling interest	—	(788)	(9,063)
Comprehensive income (loss) attributable to the Company	$38,465	$11,295,819	$(79,930)
Net income (loss) attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$0.27	$110.28	$(0.39)
From discontinued operations	—	21.63	(0.43)
Basic net income (loss) per share	$0.27	$131.91	$(0.82)
Weighted average common shares outstanding - Basic	145,275	85,652	85,280
Diluted net income (loss) per share
From continuing operations	$0.27	$110.28	$(0.39)
From discontinued operations	—	21.63	(0.43)
Diluted net income (loss) per share	$0.27	$131.91	$(0.82)
Weighted average common shares outstanding - Diluted	145,298	85,652	85,280
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2019	2019	2018
Revenue	$635,646	$1,073,471	$1,664,536
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	184,291	359,696	504,818
Selling, general and administrative expenses (excludes depreciation and amortization)	227,140	436,345	674,292
Corporate expenses (excludes depreciation and amortization)	34,390	66,020	105,376
Depreciation and amortization	59,383	52,834	132,251
Impairment charges	—	91,382	—
Other operating income (expense), net	3,246	(154)	(4,450)
Operating income	133,688	67,040	243,349
Interest expense (income), net	69,711	(499)	331,746
Gain (loss) on investments, net	—	(10,237)	9,175
Equity in loss of nonconsolidated affiliates	(24)	(66)	(63)
Other income (expense), net	(9,157)	23	(22,474)
Reorganization items, net	—	9,461,826	(260,795)
Income (loss) from continuing operations before income taxes	54,796	9,519,085	(362,554)
Income tax benefit (expense)	(16,003)	(39,095)	20,701
Income (loss) from continuing operations	38,793	9,479,990	(341,853)
Income (loss) from discontinued operations, net of tax	—	1,685,123	(157,477)
Net income (loss)	38,793	11,165,113	(499,330)
Less amount attributable to noncontrolling interest	—	(19,028)	(12,437)
Net income (loss) attributable to the Company	$38,793	$11,184,141	$(486,893)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(328)	(1,175)	(12,533)
Other comprehensive loss, net of tax	(328)	(1,175)	(12,533)
Comprehensive income (loss)	38,465	11,182,966	(499,426)
Less amount attributable to noncontrolling interest	—	2,784	(3,617)
Comprehensive income (loss) attributable to the Company	$38,465	$11,180,182	$(495,809)
Net income (loss) attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$0.27	109.92	$(4.01)
From discontinued operations	—	19.76	(1.70)
Basic net income (loss) per share	$0.27	$129.68	$(5.71)
Weighted average common shares outstanding - Basic	145,275	86,241	85,248
Diluted net income (loss) per share
From continuing operations	$0.27	109.92	$(4.01)
From discontinued operations	—	19.76	(1.70)
Diluted net income (loss) per share	$0.27	$129.68	$(5.71)
Weighted average common shares outstanding - Diluted	145,298	86,241	85,248
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)						Controlling Interest
	Common Shares(1)				Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares	Special Warrants							Total
Balances at March 31, 2019 (Predecessor)	32,247,361	555,556	58,967,502	—	$11,437	$92	$2,075,025	$(13,330,821)	$(319,284)	$(2,562)	$(11,566,113)
Net income					2,190	—	—	11,298,524	—	—	11,300,714
Non-controlling interest - Separation					(13,199)	—	—	—	—	—	(13,199)
Accumulated other comprehensive loss - Separation					—	—	—	—	307,813	—	307,813
Issuance of restricted stock					132	—	—	—	—	—	132
Forfeitures of restricted stock	(64,750)				—	—	—	—	—	—	—
Share-based compensation					—	—	1,635	—	—	—	1,635
Share-based compensation - discontinued operations					614	—	—	—	—	—	614
Other					—	—	—	—	1	—	1
Other comprehensive loss					(788)	—	—	—	(2,705)	—	(3,493)
Cancellation of Predecessor equity	(32,182,611)	(555,556)	(58,967,502)		(386)	(92)	(2,076,660)	2,059,998	14,175	2,562	(403)
Issuance of Successor common stock and warrants	56,861,941	6,947,567		81,453,648	8,943	64	2,770,108	(27,701)	—	—	2,751,414
Balances at May 1, 2019 (Predecessor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115

Balances at May 2, 2019 (Successor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115
Net income					—	—	—	38,793	—	—	38,793
Vesting of restricted stock	11,841				—	—	—	—	—	—	—
Share-based compensation					—	—	3,039	—	—	—	3,039
Dividend declared					(571)	—	—	—	—	—	(571)
Other comprehensive loss					—	—	—	—	(328)	—	(328)
Balances at June 30, 2019 (Successor)	56,873,782	6,947,567	—	81,453,648	$8,372	$64	$2,773,147	$38,793	$(328)	$—	$2,820,048
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019.
See Notes to Consolidated Financial Statements

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares							Total
Balances at March 31, 2018 (Predecessor)	32,552,286	555,556	58,967,502	$29,429	$92	$2,073,144	$(13,560,430)	$(311,168)	$(2,477)	$(11,771,410)
Consolidated net income (loss)				3,609	—	—	(69,899)	—	—	(66,290)
Issuance of restricted stock				3	—	—	—	—	—	3
Forfeitures of restricted stock	(73,695)			—	—	—	—	—	—	—
Share-based compensation				1,520	—	593	—	—	—	2,113
Dividend declared				(7,006)	—	—	—	—	—	(7,006)
Other				(631)	—	1	—	—	(16)	(646)
Other comprehensive loss				(9,063)	—	—	—	(10,031)	—	(19,094)
Balances at June 30, 2018 (Predecessor)	32,478,591	555,556	58,967,502	$17,861	$92	$2,073,738	$(13,630,329)	$(321,199)	$(2,493)	$(11,862,330)
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2018.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)						Controlling Interest
	Common Shares(1)				Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares	Special Warrants							Total
Balances at December 31, 2018 (Predecessor)	32,292,944	555,556	58,967,502	—	$30,868	$92	$2,074,632	$(13,345,346)	$(318,030)	$(2,558)	$(11,560,342)
Net income					(19,028)	—	—	11,184,141	—	—	11,165,113
Non-controlling interest - Separation					(13,199)	—	—	—	—	—	(13,199)
Accumulated other comprehensive loss - Separation					—	—	—	—	307,813	—	307,813
Adoption of ASC 842, Leases					—	—	—	128,908	—	—	128,908
Issuance of restricted stock					196	—	—	—	—	(4)	192
Forfeitures of restricted stock	(110,333)				—	—	—	—	—	—	—
Share-based compensation					—	—	2,028	—	—	—	2,028
Share-based compensation - discontinued operations					2,449	—	—	—	—	—	2,449
Dividend declared					(3,684)	—	—	—	—	—	(3,684)
Other					—	—	—	—	1	—	1
Other comprehensive income (loss)					2,784	—	—	—	(3,959)	—	(1,175)
Cancellation of Predecessor equity	(32,182,611)	(555,556)	(58,967,502)		(386)	(92)	(2,076,660)	2,059,998	14,175	2,562	(403)
Issuance of Successor common stock and warrants	56,861,941	6,947,567	—	81,453,648	8,943	64	2,770,108	(27,701)	—	—	2,751,414
Balances at May 1, 2019 (Predecessor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115

Balances at May 2, 2019 (Successor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115
Net income					—	—	—	38,793	—	—	38,793
Vesting of restricted stock	11,841				—	—	—	—	—	—	—
Share-based compensation					—	—	3,039	—	—	—	3,039
Dividend declared					(571)	—	—	—	—	—	(571)
Other comprehensive loss					—	—	—	—	(328)	—	(328)
Balances at June 30, 2019 (Successor)	56,873,782	6,947,567	—	81,453,648	$8,372	$64	$2,773,147	$38,793	$(328)	$—	$2,820,048
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019 or 2018.
See Notes to Consolidated Financial Statements

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares							Total
Balances at December 31, 2017 (Predecessor)	32,626,168	555,556	58,967,502	$41,191	$92	$2,072,566	$(13,142,001)	$(313,718)	$(2,474)	$(11,344,344)
Consolidated net loss				(12,437)	—	—	(486,893)	—	—	(499,330)
Issuance of restricted stock	70,000			8	—	—	—	—	—	8
Forfeitures of restricted stock	(217,577)			—	—	—	—	—	—	—
Share-based compensation				3,625	—	1,172	—	—	—	4,797
Dividend declared				(10,257)	—	—	—	—	—	(10,257)
Other				(652)	—	—	(1,435)	1,435	(19)	(671)
Other comprehensive income				(3,617)	—	—	—	(8,916)	—	(12,533)
Balances at June 30, 2018 (Predecessor)	32,478,591	555,556	58,967,502	$17,861	$92	$2,073,738	$(13,630,329)	$(321,199)	$(2,493)	$(11,862,330)
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2018 or 2017.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2019	2019	2018
Cash flows from operating activities:
Net income (loss)	$38,793	$11,165,113	$(499,330)
(Income) loss from discontinued operations	—	(1,685,123)	157,477
Reconciling items:
Impairment charges	—	91,382	—
Depreciation and amortization	59,383	52,834	132,251
Deferred taxes	13,056	115,839	(27,271)
Provision for doubtful accounts	3,081	3,268	12,642
Amortization of deferred financing charges and note discounts, net	216	512	11,871
Non-cash Reorganization items, net	—	(9,619,236)	254,920
Share-based compensation	3,039	498	1,172
(Gain) loss on disposal of operating and other assets	(3,960)	(143)	2,143
(Gain) loss on investments	—	10,237	(9,175)
Equity in loss of nonconsolidated affiliates	24	66	63
Barter and trade income	(1,934)	(5,947)	(2,607)
Other reconciling items, net	73	(65)	(568)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(108,613)	117,263	55,188
Increase in prepaid expenses and other current assets	(14,773)	(24,044)	(13,770)
Increase (decrease) in accrued expenses	18,006	(123,971)	(31,775)
Increase (decrease) in accounts payable	2,995	(32,914)	14,660
Increase in accrued interest	69,294	256	301,399
Increase (decrease) in deferred income	4,745	13,377	(3,403)
Changes in other operating assets and liabilities	(224)	(86,707)	4,298
Cash provided by (used for) operating activities from continuing operations	83,201	(7,505)	360,185
Cash provided by (used for) operating activities from discontinued operations	—	(32,681)	84,172
Net cash provided by (used in) operating activities	83,201	(40,186)	444,357
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,435)	(36,197)	(27,306)
Proceeds from disposal of assets	471	99	832
Change in other, net	(823)	(2,680)	6,452
Cash provided by (used for) investing activities from continuing operations	(17,787)	(38,778)	(20,022)
Cash provided by (used for) investing activities from discontinued operations	—	(222,366)	(58,263)
Net cash used for investing activities	(17,787)	(261,144)	(78,285)
Cash flows from financing activities:
Draws on credit facilities	—	—	143,332
Payments on credit facilities	—	—	(133,308)
Proceeds from long-term debt	—	269	—
Payments on long-term debt	—	(8,294)	(363,442)
Proceeds from Mandatorily Redeemable Preferred Stock	—	60,000	—
Settlement of intercompany related to discontinued operations	—	(159,196)	—
Dividends and other payments to noncontrolling interests	(571)	—	(4,862)
Change in other, net	(113)	(5)	(14)
Cash provided by (used for) financing activities from continuing operations	(684)	(107,226)	(358,294)
Cash provided by (used for) financing activities from discontinued operations	—	51,669	(2,527)
Net cash used for financing activities	(684)	(55,557)	(360,821)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	562	(4,699)
Net increase in cash, cash equivalents and restricted cash	64,741	(356,325)	552
Cash, cash equivalents and restricted cash at beginning of period	74,009	430,334	311,300
Cash, cash equivalents and restricted cash at end of period	138,750	74,009	311,852
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	219,196
Cash, cash equivalents and restricted cash of continuing operations at end of period	$138,750	$74,009	$92,656
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$430	$137,042	$206,948
Cash paid for income taxes	1,549	22,092	23,375
Cash paid for Reorganization items, net	13,049	183,291	5,875
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. As described below, as a result of the application of fresh start accounting and the effects of the implementation of the Company's Plan of Reorganization (as defined below), the consolidated financial statements after the Effective Date (as defined below), are not comparable with the consolidated financial statements on or before that date. Refer to Note 3, "Fresh Start Accounting," for additional information. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.
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
Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations. Certain of the Company's operations have been presented as discontinued. The Company presents businesses that represent components as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off and their disposal represents a strategic shift that has, or will have, a major effect on its operations and financial results. See Note 4, Discontinued Operations.
As part of the Separation and Reorganization (as defined below), the Company reevaluated its segment reporting, resulting in the presentation of two businesses:

▪	Audio, which provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses and

▪	Audio & Media Services, which provides other audio and media services, including the Company’s media representation business and the Company's provider of scheduling and broadcast software.
Prior periods have been recast to reflect the Company's current segment presentation. See Note 13, Segment Data.
Certain prior period amounts have been reclassified to conform to the 2019 presentation.
Voluntary Filing under Chapter 11
On March 14, 2018 (the "Petition Date"), the Company, iHeartCommunications, Inc. ("iHeartCommunications") and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and were not Debtors in the Chapter 11 Cases. On April 28, 2018, the Company and the other Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement with the Bankruptcy Court, which we subsequently amended by filing the second, third, fourth and fifth amended Plan of Reorganization and amended versions of the Disclosure Statement. On January 22, 2019, the Plan of Reorganization was confirmed by the Bankruptcy Court.
On May 1, 2019 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which CCOH, its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims (“Claimholders”) in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million senior secured asset-based revolving credit facility (the “ABL Facility”) and (B) issuing to certain Claimholders, on account of their claims, approximately $3.5 billion aggregate principal amount of new senior secured term loans (the “Term Loan Facility”), approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications’ Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
All of the Predecessor (as defined below) Company's equity existing as of the Effective Date was canceled on such date pursuant to the Plan of Reorganization.
Upon the Company's emergence from the Chapter 11 Cases, the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after the Effective Date, are not comparable with the consolidated financial statements on or before that date. Refer to Note 3, "Fresh Start Accounting," for additional information.
References to "Successor" or "Successor Company" relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date.
During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2018 and 2019 related to the Chapter 11 Cases, including the write-off of unamortized long-term debt fees and discounts associated with debt classified as liabilities subject to compromise, and professional fees incurred directly as a result of the Chapter 11 Cases are recorded as Reorganization items, net in the Predecessor period.
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

•	Segregation of Reorganization items, net as a separate line in the Consolidated Statement of Comprehensive Loss, included within income from continuing operations.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon the Company’s ability to successfully implement the Company’s Plan of Reorganization, among other factors. As a result of the effectiveness and implementation of the Plan of Reorganization, there is no longer substantial doubt about the Company's ability to continue as a going concern.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	Successor Company	Predecessor Company
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$127,159	$224,037
Restricted cash included in:
Other current assets	11,591	3,428
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows(1)	$138,750	$227,465
(1) The Predecessor Company's Cash and cash equivalents, restricted cash included in other current assets and restricted cash included in other assets as of December 31, 2018 in the table above exclude $202.9 million classified as current and long-term assets of CCOH.
New Accounting Pronouncements Recently Adopted
Leases
The Company adopted ASU No. 2016-02, which created ASC 842, Leases, and all subsequent ASUs relating to this Topic, as of January 1, 2019 (collectively, "ASC 842"). This new lease accounting standard, which supersedes previous lease accounting guidance under U.S. GAAP, results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of a right-of-use ("ROU") asset and lease liability by lessees for those leases classified as operating leases. Lessor accounting is also updated to align with certain changes in the lessee model and the revenue recognition standard ("ASC Topic 606"), which was adopted in 2018.
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
Upon adoption of ASC 842, prepaid and deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. Additionally, deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were eliminated and recognized as a cumulative-effect adjustment to equity, resulting in an increase to equity, net of tax, of $128.9 million. Under ASC Topic 840, such gains were recognized ratably over the lease term as a credit to operating lease expense, and operating lease expense for the three and six months ended June 30, 2018 included credits of $1.3 million and $2.6 million, respectively, for the amortization of these gains, which were not recognized in the Period from May 2, 2019 through June 30, 2019 (Successor), the Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor).
Adoption of the new standard had a material impact on our consolidated balance sheets, but it did not have a material impact on our other consolidated financial statements. Additionally, the standard requires disclosures to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Refer to Note 5, Revenue, and Note 6, Leases, for more information.
Intangible Assets and Goodwill
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Entities are required to record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

early adopted the proposed guidance under ASU 2017-04 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.
During the third quarter of 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal use software guidance in Accounting Standards Codification (ASC) 350-402 to determine which implementation costs to capitalize as assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company early adopted the proposed guidance under ASU 2018-15 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2018-15 did not have a material impact on our consolidated financial statements and related disclosures.

NOTE 2 - EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS
Plan of Reorganization
As described in Note 1, on March 14, 2018, the Company and the other Debtors filed the Chapter 11 Cases and on April 28, 2018, the Company and the other Debtors filed a plan of reorganization, which was subsequently amended as the Plan of Reorganization and was confirmed on January 22, 2019. The Debtors then emerged from bankruptcy upon effectiveness of the Plan of Reorganization on May 1, 2019 (the “Effective Date”). Capitalized terms not defined in this report are defined in the Plan of Reorganization.
On or following the Effective Date and pursuant to the Plan of Reorganization, the following occurred:

▪	Clear Channel Outdoor Holdings, Inc. (“CCOH”) was separated from, and ceased to be controlled by iHeartCommunications and its subsidiaries.

▪
The existing indebtedness of iHeartCommunications of approximately $16 billion was discharged, the Company entered into the Term Loan Facility ($3,500 million) and issued Senior Secured Notes ($800 million) and Senior Unsecured Notes ($1,450 million), collectively the “Successor Emergence Debt.”

▪	The Company adopted an amended and restated certificate of incorporation and bylaws.

▪
Shares of the Predecessor Company’s issued and outstanding common stock immediately prior to the Effective Date were canceled, and on the Effective Date, reorganized iHeartMedia issued an aggregate of 56,861,941 shares of iHeartMedia Class A common stock, 6,947,567 shares of Class B common stock and special warrants to purchase 81,453,648 shares of Class A common stock or Class B common stock were issued to holders of claims pursuant to the Plan of Reorganization.

▪	The following classes of claims received the Successor Emergence Debt and 99.1% of the new equity, as defined in the Plan of Reorganization:

▪	Secured Term Loan / 2019 PGN Claims (Class 4)

▪	Secured Non-9.0% PGN Due 2019 Claims Other Than Exchange 11.25% PGN Claims (Class 5A)

▪	Secured Exchange 11.25% PGN Claims (Class 5B)

▪	iHC 2021 / Legacy Notes Claims (Class 6)

▪	Guarantor Funded Debt against other Guarantor Debtors Other than CCH and TTWN (Class 7)

▪
The holders of the Guarantor Funded Debt Unsecured Claims Against CCH (Class 7F) received their Pro Rata share of 100 percent of the CCOH Interests held by the Debtors and CC Finco, LLC and Broader Media, LLC. Refer to the discussion below regarding the Separation Transaction.

▪	Settled the following classes of claims in cash:

–	General Unsecured Claims Against Non-Obligor Debtors (Class 7A); paid in full

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

–	General Unsecured Claims Against TTWN Debtors (Class 7B); paid in full

–	iHC Unsecured Claims (Class 7D); paid 14.44% of allowed claim

–	Guarantor General Unsecured Claims (Class 7G); paid minimum of 45% and maximum of 55% of allowed claim

▪	The CCOH Due From Claims (Class 8) represent the negotiated claim between iHeartMedia and CCOH, which was settled in cash on the date of emergence at 14.44%.

▪
The Predecessor Company’s common stockholders (Class 9) received their pro rata share of 1% of the new common stock; provided that 0.1% of the new common stock that otherwise would have been distributed to the Company's former sponsors was instead distributed to Holders Legacy Notes Claims.

▪	The Company entered into a new $450.0 million ABL Facility, which was undrawn at emergence.

▪	The Company funded the Guarantor General Unsecured Recovery Cash Pool for $17.5 million in order to settle the Class 7G General Unsecured Claims.

▪	The Company funded the Professional Fee Escrow Account.

▪
On the Effective Date, the iHeartMedia, Inc. 2019 Equity Incentive Plan (the “Post-Emergence Equity Plan”) became effective. The Post-Emergence Equity Plan allows the Company to grant stock options and restricted stock units representing up to 12,770,387 shares of Class A common stock for key members of management and service providers and up to 1,596,298 for non-employee members of the board of directors. The amounts of Class A common stock reserved under the Post-Emergence Equity Plan were equal to 8% and 1%, respectively, of the Company’s fully-diluted and distributed shares of Class A common stock as of the Effective Date.

In addition, as part of the Separation, iHeartCommunications and CCOH consummated the following transactions:

▪
the cash sweep agreement under the then-existing corporate services agreement and any agreements or licenses requiring royalty payments to iHeartMedia by CCOH for trademarks or other intellectual property (“Trademark License Fees”) were terminated;

▪
iHeartCommunications, iHeartMedia, iHeartMedia Management Services, Inc. and CCOH entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which, the Company or its subsidiaries will provide administrative services historically provided to CCOH by iHeartCommunications for a period of one year after the Effective Date, which may be extended under certain circumstances;

▪	the Trademark License Fees charged to CCOH during the post-petition period were waived by iHeartMedia;

▪
iHeartMedia contributed the rights, title and interest in and to all tradenames, trademarks, service marks, common law marks and other rights related to the Clear Channel tradename (the “CC Intellectual Property”) to CCOH;

▪
iHeartMedia paid $115.8 million to CCOH, which consisted of the $149.0 million payment by iHeartCommunications to CCOH as CCOH’s recovery of its claims under the Due from iHeartCommunications Note, partially offset by the $33.2 million net amount payable to iHeartCommunications under the post-petition intercompany balance between iHeartCommunications and CCOH after adjusting for the post-petition Trademark License Fees which were waived as part of the settlement agreement;

▪
iHeartCommunications entered into a revolving loan agreement with Clear Channel Outdoor, LLC (“CCOL”) and Clear Channel International, Ltd., wholly-owned subsidiaries of CCOH, to provide a line of credit in an aggregate amount not to exceed $200 million at the prime rate of interest, which was terminated by CCOL on July 30, 2019 in connection with the closing of an underwritten public offering of common stock by CCOH; and

▪	iHeart Operations, Inc. issued $60.0 million in preferred stock to a third party for cash (see Note 8 - Long-term Debt).

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - FRESH START ACCOUNTING
Fresh Start
In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Effective Date. The Company was required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims.
In accordance with ASC 852, with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, "Business Combinations." The reorganization value represents the fair value of the Successor Company's assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after May 1, 2019 are not comparable with the consolidated financial statements as of or prior to that date.
Reorganization Value

As set forth in the Plan of Reorganization and the Disclosure Statement, the enterprise value of the Successor Company was estimated to be between $8.0 billion and $9.5 billion. Based on the estimates and assumptions discussed below, the Company estimated the enterprise value to be $8.75 billion, which is the mid-point of the range of enterprise value.
Management estimated the enterprise value of the Successor Company utilizing the selected publicly traded companies analysis approach, the discounted cash flow analysis (“DCF”) approach and the selected transactions analysis approach. The use of each approach provides corroboration for the other approaches. To estimate enterprise value utilizing the selected publicly traded companies analysis method, management applied valuation multiples, derived from the operating data of publicly-traded benchmark companies to the same operating data of the Company. The selected publicly traded companies analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography. The valuation multiples were derived based on historical and projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization and applied to projected operating data of the Company.
To estimate enterprise value utilizing the discounted cash flow method, management established an estimate of future cash flows for the period 2019 to 2022 with a terminal value and discounted the estimated future cash flows to present value. The expected cash flows for the period 2019 to 2022 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court. The expected cash flows for the period 2019 to 2022 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included, calculated using the terminal multiple method, which estimates a range of values at which the Successor Company will be valued at the end of the Projection Period based on applying a terminal multiple to final year OIBDAN, which is defined as consolidated operating income adjusted to exclude non-cash compensation expenses included within corporate expenses, as well as Depreciation and amortization, Impairment charges and Other operating income (expense), net.
To estimate enterprise value utilizing the selected transactions analysis, management applied valuation multiples derived from an analysis of consideration paid and net debt assumed from publicly disclosed merger or acquisition transactions to the broadcast cash flows of the Successor Company. The selected transactions analysis identified companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to the Successor Company.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles the enterprise value per the Plan of Reorganization to the implied value (for fresh start accounting purposes) of the Successor common stock as of the Effective Date:

(In thousands, except per share data)
Enterprise Value	$8,750,000
Plus:
Cash and cash equivalents	63,142
Less:
Debt issued upon emergence	(5,748,178)
Finance leases and short-term notes	(61,939)
Mandatorily Redeemable Preferred Stock	(60,000)
Changes in deferred tax liabilities(1)	(163,910)
Noncontrolling interest	(8,943)
Implied value of Successor common stock	$2,770,172

Shares issued upon emergence (2)	145,263
Per share value	$19.07

(1) Difference in the assumed effect of deferred taxes in the calculation of enterprise value versus the actual effect of deferred taxes as of May 1.
(2) Includes the Class A Common Stock, Class B Common Stock and Special Warrants issued at emergence.

The reconciliation of the Company’s enterprise value to reorganization value as of the Effective Date is as follows:

(In thousands)
Enterprise Value	$8,750,000
Plus:
Cash and cash equivalents	63,142
Current liabilities (excluding Current portion of long-term debt)	426,944
Deferred tax liability	596,850
Other long-term liabilities	54,393
Noncurrent Operating lease obligations	818,879
Reorganization Value	$10,710,208

Consolidated Balance Sheet

The adjustments set forth in the following consolidated balance sheet as of May 1, 2019 reflect the effect of the Separation (reflected in the column "Separation of CCOH Adjustments"), the consummation of the transactions contemplated by the Plan of Reorganization that are incremental to the Separation (reflected in the column "Reorganization Adjustments") and the fair value adjustments as a result of applying fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities, as well as significant assumptions or inputs.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Separation of CCOH Adjustments		Reorganization Adjustments		Fresh Start Adjustments
	Predecessor	(A)		(B)		(C)		Successor
CURRENT ASSETS
Cash and cash equivalents	$175,811	$—		$(112,669)	(1)	$—		$63,142
Accounts receivable, net	748,326	—		—		(10,810)	(1)	737,516
Prepaid expenses	127,098	—		—		(24,642)	(2)	102,456
Other current assets	22,708	—		8,125	(2)	(1,668)	(3)	29,165
Current assets of discontinued operations	1,000,753	(1,000,753)	(1)	—		—
Total Current Assets	2,074,696	(1,000,753)		(104,544)		(37,120)		932,279
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	499,001	—		—		333,991	(4)	832,992
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,326,626	—		—		(44,906)	(5)	2,281,720
Other intangibles, net	104,516	—		—		2,240,890	(5)	2,345,406
Goodwill	3,415,492	—		—		(92,127)	(5)	3,323,365
OTHER ASSETS
Operating lease right-of-use assets	355,826	—		—		554,278	(6)	910,104
Other assets	139,409	—		(384)	(3)	(54,683)	(2)	84,342
Long-term assets of discontinued operations	5,351,513	(5,351,513)	(1)	—		—		—
Total Assets	$14,267,079	$(6,352,266)		$(104,928)		$2,900,323		$10,710,208
CURRENT LIABILITIES
Accounts payable	$41,847	$—		$3,061	(4)	$—		$44,908
Current operating lease liabilities	470	—		31,845	(7)	39,092	(6)	71,407
Accrued expenses	208,885	—		(32,250)	(5)	2,328	(9)	178,963
Accrued interest	462	—		(462)	(6)	—		—
Deferred revenue	128,452	—		—		3,214	(7)	131,666
Current portion of long-term debt	46,618	—		6,529	(7)	40	(6)	53,187
Current liabilities of discontinued operations	999,778	(999,778)	(1)	—		—		—
Total Current Liabilities	1,426,512	(999,778)		8,723		44,674		480,131
Long-term debt	—	—		5,758,516	(8)	(1,586)	(8)	5,756,930
Series A Mandatorily Redeemable Preferred Stock	—	—		60,000	(9)	—		60,000
Noncurrent operating lease liabilities	828	—		398,154	(7)	419,897	(6)	818,879
Deferred income taxes	—	—		575,341	(10)	185,419	(10)	760,760
Other long-term liabilities	121,081	—		(64,524)	(11)	(2,164)	(7)	54,393
Liabilities subject to compromise	16,770,266	—		(16,770,266)	(7)	—		—
Long-term liabilities of discontinued operations	7,472,633	(7,472,633)	(1)	—		—		—
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	13,584	(13,199)	(1)	—		8,558	(11)	8,943
Predecessor common stock	92	—		(92)	(12)	—		—
Successor Class A Common Stock	—	—		57	(13)	—		57
Successor Class B Common Stock	—	—		7	(13)	—		7
Predecessor additional paid-in capital	2,075,130	—		(2,075,130)	(12)	—		—
Successor additional paid-in capital	—			2,770,108	(13)	—		2,770,108
Accumulated deficit	(13,288,497)	1,825,531	(1)	9,231,616	(14)	2,231,350	(12)	—
Accumulated other comprehensive loss	(321,988)	307,813	(1)	—		14,175	(12)	—
Cost of share held in treasury	(2,562)	—		2,562	(12)	—		—
Total Stockholders' Equity (Deficit)	(11,524,241)	2,120,145		9,929,128		2,254,083		2,779,115
Total Liabilities and Stockholders' Equity (Deficit)	$14,267,079	$(6,352,266)		$(104,928)		$2,900,323		$10,710,208

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A. Separation of CCOH Adjustments
(1) On May 1, 2019, as part of the Separation, the outstanding shares of both classes of CCOH common stock were consolidated such that CCH held all of the outstanding CCOH Class A common stock that was held by subsidiaries of iHeartCommunications, through a series of share distributions by other subsidiaries that held CCOH common stock and a conversion of CCOH Class B common stock that CCH held to CCOH Class A common stock. Prior to the Separation, iHeartCommunications owned approximately 89.1% of the economic rights and approximately 99% of the voting rights of CCOH. To complete the Separation, CCOH merged with and into CCH, with CCH surviving the merger and changing its name to Clear Channel Outdoor Holdings, Inc. (“New CCOH”), and pre-merger shares of CCOH Class A common stock (other than shares of CCOH Class A common stock held by CCH or any direct or indirect wholly-owned subsidiary of CCH) were converted into an equal number of shares of post-merger common stock of New CCOH. iHeartCommunications transferred the post-merger common stock of New CCOH it held to Claimholders pursuant to the Plan of Reorganization but retained 31,269,762 shares. Such retained shares were distributed to two affiliated Claimholders on July 18, 2019. Upon completion of the merger and Separation New CCOH became an independent public company. Upon distribution of the shares held by iHeartCommunications, the Company does not hold any ownership interest in CCOH.

The assets and liabilities of CCOH have been classified as discontinued operations. The discontinued operations reflect the assets and liabilities of CCOH, which are presented as discontinued operations as of the Effective Date. CCOH’s assets and liabilities are adjusted to: (1) eliminate the balance on the Due from iHeartCommunications Note and the balance on the intercompany payable due to iHeartCommunications from CCOH’s consolidated balance sheet, which are intercompany amounts that were eliminated in consolidation; (2) eliminate CCOH’s Noncontrolling interest and treasury shares; and (3) eliminate other intercompany balances.

B. Reorganization Adjustments
In accordance with the Plan of Reorganization, the following adjustments were made:

(1)	The table below reflects the sources and uses of cash on the Effective Date from implementation of the Plan:

(In thousands)
Cash at May 1, 2019 (excluding discontinued operations)	$175,811
Sources:
Proceeds from issuance of Mandatorily Redeemable Preferred Stock	$60,000
Release of restricted cash from other assets into cash	3,428
Total sources of cash	$63,428
Uses:
Payment of Mandatorily Redeemable Preferred Stock issuance costs	$(1,513)
Payment of New Term Loan Facility to settle certain creditor claims	(1,822)
Payments for Emergence debt issuance costs	(7,213)
Funding of the Guarantor General Unsecured Recovery Cash Pool	(17,500)
Payments for fully secured claims and general unsecured claims	(1,990)
Payment of contract cure amounts	(15,763)
Payment of consenting stakeholder fees	(4,000)
Payment of professional fees	(85,091)	(a)
Funding of Professional Fees Escrow Account	(41,205)	(a)
Total uses of cash	$(176,097)
Net uses of cash	$(112,669)
Cash upon emergence	$63,142
(a) Approximately $30.5 million of professional fees paid at emergence were accrued as of May 1, 2019. These payments also reflect both the payment of Success fees for $86.1 million and other professionals paid directly at emergence.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)
Pursuant to the terms of the Plan of Reorganization, on the Effective Date, the Company funded the Guarantor General Unsecured Recovery Cash Pool account in the amount of $17.5 million, which was reclassified as restricted cash within Other current assets. The Company made payments of $6.0 million through the Cash Pool at the time of emergence. Additionally, $3.4 million of restricted cash previously held to pay critical utility vendors was reclassified to cash.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)
Reflects the write-off of prepaid expenses related to the $2.3 million of prepaid premium for Predecessor Company's director and officer insurance policy, offset by the accrual of future reimbursements of $1.9 million for negotiated discounts related to the professional fee escrow account.

(4) Reflects the reinstatement of $3.1 million of accounts payable included within Liabilities subject to compromise to be satisfied in the ordinary course of business.

(5)
Reflects the reduction of accrued expenses related to the $21.2 million of professional fees paid directly, $9.3 million of professional fees paid through the Professional Fee Escrow Account and other accrued expense items. Additionally, the Company reinstated accrued expenses included within Liabilities subject to compromise to be satisfied in the ordinary course of business.

(In thousands)
Reinstatement of accrued expenses	$551
Payment of professional fees	(21,177)
Payment of professional fees through the escrow account	(9,260)
Impact on other accrued expenses	(2,364)
Net impact on Accrued expenses	$(32,250)

(6)	Reflects the write-off of the DIP facility accrued interest associated with the DIP facility fees paid at emergence.

(7)
As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company's Consolidated balance sheet at their respective allowed claim amounts.

The table below indicates the disposition of Liabilities subject to compromise:

(In thousands)
Liabilities subject to compromise pre-emergence	$16,770,266
To be reinstated on the Effective Date:
Deferred taxes	$(596,850)
Accrued expenses	(551)
Accounts payable	(3,061)
Finance leases and other debt	(16,867)	(a)
Current operating lease liabilities	(31,845)
Noncurrent operating lease liabilities	(398,154)
Other long-term liabilities	(14,518)	(b)
Total liabilities reinstated	$(1,061,846)
Less amounts settled per the Plan of Reorganization
Issuance of new debt	$(5,750,000)
Payments to cure contracts	(15,763)
Payments for settlement of general unsecured claims from escrow account	(5,822)
Payments for fully secured and other claim classes at emergence	(1,990)
Equity issued at emergence to creditors in settlement of Liabilities subject to Compromise	(2,742,471)
Total amounts settled	(8,516,046)
Gain on settlement of Liabilities Subject to Compromise	$7,192,374

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a) Includes finance lease liabilities and other debt of $6.6 million and $10.3 million classified as current and long-term debt, respectively.

(b) Reinstatement of Other long-term liabilities were as follows:

(In thousands)
Reinstatement of long-term asset retirement obligations	$3,527
Reinstatement of non-qualified deferred compensation plan	10,991
Total reinstated Other long-term liabilities	$14,518

(8)
The exit financing consists of the New Term Loan Facility of approximately $3.5 billion and New Senior Secured Notes totaling $800 million, both maturing seven years from the date of issuance, New Senior Unsecured Notes totaling $1.45 billion, maturing eight years from the date of issuance, and a $450 million New ABL Facility with no amount drawn at emergence, which matures on June 14, 2023.

Upon Emergence, the Company paid cash of $1.8 million to settle certain creditor claims for which claims were designated to receive term loan facilities pursuant to the Plan.

The remaining $10.3 million is related to the reinstatement of the Long-term portion of finance leases and other debt as described above.

(In thousands)	Term	Interest Rate	Amount
Term Loan Facility	7 years	Libor + 4.00%	$3,500,000
Senior Secured Notes	7 years	6.375%	800,000
Senior Unsecured Notes	8 years	8.375%	1,450,000
Asset-based Revolving Credit Facility	4 years	Varies(a)	—
Total Long-Term Debt - Exit Financing			$5,750,000
Less:
Payment of Term Loan Facility to settle certain creditor claims			(1,822)
Net proceeds from exit financing at emergence			$5,748,178
Long-term portion of finance leases and other debt reinstated			10,338
Net impact on Long-term debt			$5,758,516

(a)
Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (x) a eurocurrency rate or (y) a base rate. The applicable margin for borrowings under the ABL Facility range from 1.25% to 1.75% for eurocurrency borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the ABL Facility based on the most recently delivered borrowing base certificate.

(9)
Reflects the issuance by iHeart Operations of $60.0 million in aggregate liquidation preference of its Series A Perpetual Preferred Stock, par value $0.001 per share. On May 1, 2029, the shares of the Preferred Stock will be subject to mandatory redemption for $60.0 million in cash, plus any accrued and unpaid dividends, unless waived by the holders of the Preferred Stock.

(10) Reflects the reinstatement of deferred tax liabilities included within Liabilities subject to compromise of $596.9 million, offset by an adjustment to net deferred tax liabilities of $21.5 million. Upon emergence from bankruptcy proceedings under Chapter 11 of the Bankruptcy Code, iHeartMedia’s federal and state net operating loss carryforwards are expected to be reduced in accordance with Section 108 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), due to cancellation of debt income, which is excluded from U.S. federal taxable income. The estimated remaining deferred tax assets attributed federal and state net operating loss carryforwards upon emergence totaled $114.9 million. The adjustments reflect a reduction

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in deferred tax assets for federal and state net operating loss carryforwards as described above, a reduction in deferred tax liabilities attributed to long-term debt as a result of the restructuring of our indebtedness upon Emergence and a reduction in valuation allowance.

(11) Reflects the reinstatement of Other long-term liabilities from Liabilities subject to compromise, offset by the reduction of liabilities for unrecognized tax benefits classified as Other long-term liabilities that were discharged and effectively settled upon Emergence.

(In thousands)
Reinstatement of long-term asset retirement obligations	$3,527
Reinstatement of non-qualified pension plan	10,991
Reduction of liabilities for unrecognized tax benefits	(79,042)
Net impact to Other long-term liabilities	$(64,524)

(12) Pursuant to the terms of the Plan of Reorganization, as of the Effective Date, all Predecessor common stock and stock-based compensation awards were canceled without any distribution. As a result of the cancellation, the Company recognized $1.5 million in compensation expense related to the unrecognized portion of share-based compensation as of the Effective Date.

(13) Reflects the issuance of Successor Company equity, including the issuance of 56,861,941 shares of iHeartMedia Class A common stock, 6,947,567 shares of Class B common stock and special warrants to purchase 81,453,648 shares of Class A common stock or Class B common stock in exchange for claims against or interests in iHeartMedia pursuant to the Plan of Reorganization.

(In thousands)
Equity issued to Class 9 Claim holders (prior equity holders)	$27,701
Equity issued to creditors in settlement of Liabilities subject to compromise	2,742,471
Total Equity issued at emergence	$2,770,172

(14) The table reflects the cumulative impact of the reorganization adjustments discussed above:

(In thousands)
Gain on settlement of Liabilities subject to compromise	$7,192,374
Payment of professional fees upon emergence	(11,509)
Payment of success fees upon emergence	(86,065)
Cancellation of unvested stock-based compensation awards	(1,530)
Cancellation of Predecessor prepaid director and officer insurance policy	(2,331)
Write-off of debt issuance and Mandatorily Redeemable Preferred Stock costs incurred at Emergence	(8,726)
Total Reorganization items, net	$7,082,213

Income tax benefit	$102,914
Cancellation of Predecessor Equity	2,074,190	(a)
Issuance of Successor Equity to prior equity holders	(27,701)
Net Impact on Accumulated deficit	$9,231,616

(a) This value is reflective of Predecessor common stock, Additional paid in capital and the recognition of $1.5 million in compensation expense related to the unrecognized portion of share-based compensation, less Treasury stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Fresh Start Adjustments
We have applied fresh start accounting in accordance with ASC 852. Fresh start accounting requires the revaluation of our assets and liabilities to fair value, including both existing and new intangible assets, such as FCC licenses, developed technology, customer relationships and tradenames. Fresh start accounting also requires the elimination of all predecessor earnings or deficits in Accumulated deficit and Accumulated other comprehensive loss. These adjustments reflect the actual amounts recorded as of the Effective Date.

(1)	Reflects the fair value adjustment as of May 1, 2019 made to accounts receivable to reflect management's best estimate of the expected collectability of accounts receivable balances.

(2)
Reflects the fair value adjustment as of May 1, 2019 to eliminate certain prepaid expenses related to software implementation costs and other upfront payments. The Company historically incurred third-party implementation fees in connection with installing various cloud-based software products, and these amounts were recorded as prepaid expenses and recognized as a component of selling, general and administrative expense over the term of the various contracts. The Company determined that the remaining unamortized costs related to such implementation fees do not provide any rights that result in future economic benefits. In addition, the Company pays signing bonuses to certain of its on-air personalities, and these amounts were recorded as prepaid expenses and recognized as a component of Direct operating expenses over the terms of the various contracts. To the extent these contracts do not contain substantive claw-back provisions, these prepaid amounts do not provide any enforceable rights that result in future economic benefits. Accordingly, the balances related to these contracts as of May 1, 2019 were adjusted to zero.

(3) Reflects the fair value adjustment to eliminate receivables related to tenant allowances per certain lease agreements. These receivables were incorporated into the recalculated lease obligations per ASC 842.

(4)
Reflects the fair value adjustment to recognize the Company’s property, plant and equipment as of May 1, 2019 based on the fair values of such property, plant and equipment. Property was valued using a market approach comparing similar properties to recent market transactions. Equipment and towers were valued primarily using a replacement cost approach. Internally-developed and owned software technology assets were valued primarily using the Royalty Savings Method, similar to the approach used in valuing the Company’s tradenames and trademarks. Estimated royalty rates were determined for each of the software technology assets considering the relative contribution to the Company’s overall profitability as well as available public market information regarding market royalty rates for similar assets. The selected royalty rates were applied to the revenue generated by the software technology assets. The forecasted cash flows expected to be generated as a result of the royalty savings were discounted to present value utilizing a discount rate considering overall business risks and risks associated with the asset being valued. For certain of the software technology assets, the Company used the cost approach which utilized historical financial data regarding development costs and expected future profit associated with the assets. The adjustment to the Company’s property, plant and equipment consists of a $182.9 million increase in tangible property and equipment and a $151.0 million increase in software technology assets

(5) Historical goodwill and other intangible assets have been eliminated and the Company has recognized certain intangible assets at estimated current fair values as part of the application of fresh start accounting, with the most material intangible assets being the FCC licenses related to the Company’s 854 radio stations. The Company has also recorded customer-related and marketing-related intangible assets, including the iHeart tradename.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth estimated fair values of the components of these intangible assets and their estimated useful lives:

(In thousands)	Estimated Fair Value		Estimated Useful Life
FCC licenses	$2,281,720	(a)	Indefinite
Customer / advertiser relationships	1,643,670	(b)	5 - 15 years
Talent contracts	373,000	(b)	2 - 10 years
Trademarks and tradenames	321,928	(b)	7 - 15 years
Other	6,808	(c)
Total intangible assets upon emergence	4,627,126
Elimination of historical acquired intangible assets	$(2,431,142)
Fresh start adjustment to acquired intangible assets	2,195,984
(a) FCC licenses. The fair value of the indefinite-lived FCC licenses was determined primarily using the direct valuation method of the Income Approach and, for smaller markets a combination of the Income approach and the Market Approach. The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its FCC licenses.

Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by ASC 350. The application of the direct valuation method attempts to isolate the income that is properly attributable to the FCC licenses alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. Under the direct valuation method, it is assumed that rather than acquiring FCC licenses as part of a going concern business, the buyer hypothetically obtains FCC licenses and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the FCC licenses. In applying the direct valuation method to the Company’s FCC licenses, the licenses are grouped by type (e.g. FM licenses vs. AM licenses) and market size in order to ensure appropriate assumptions are used in valuing the various FCC licenses based on population and demographics that influence the level of revenues generated by each FCC license, using industry projections. The key assumptions used in applying the direct valuation method include market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate (“WACC”) and terminal values. The WACC was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages based on a market participant capital structure.

For licenses valued using the Market Transaction Method, the Company used publicly available data, which included sales of comparable radio stations and FCC auction data involving radio broadcast licenses to estimate the fair value of FCC licenses. Similar to the application of the Income approach for the FCC licenses, the Company grouped licenses by type and market size for comparison to historical market transactions.

The historical book value of the FCC licenses as of May 1, 2019 was subtracted from the fair value of the FCC licenses to determine the adjustment to decrease the value of Indefinite-lived intangible assets-licenses by $44.9 million.

(b) Other intangible assets. Definite-lived intangible assets include customer/advertiser relationships, talent contracts for on-air personalities, trademarks and tradenames and other intangible assets. The Company engaged a third-party valuation firm to assist in developing the assumptions and determining the fair values of each of these assets.

For purposes of estimating the fair values of customer/advertiser relationships and talent contracts, the Company primarily utilized the Income Approach (specifically, the multi-period excess earnings method, or MPEEM) to

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

estimate fair value based on the present value of the incremental after-tax cash flows attributable only to the subject intangible assets after deducting contributory asset charges. The cash flows attributable to each grouping of customer/advertiser relationships were adjusted for the appropriate contributory asset charges (e.g., FCC licenses, working capital, tradenames, technology, workforce, etc.). The discount rate utilized to present-value the after-tax cash flows was selected based on consideration of the overall business risks and the risks associated with the specific assets being valued. Additionally, for certain advertiser relationships the Company used the Cost Approach using historical financial data regarding the sales, administrative and overhead expenses related to the Company’s selling efforts associated with revenue for both existing and new advertisers. The ratio of expenses for selling efforts to revenue was applied to total revenue from new customers to determine an estimated cost per revenue dollar of revenue generated by new customers. This ratio was applied to total revenue from existing customers to estimate the replacement cost of existing customer/advertiser relationships. The historical book value of customer/advertiser relationships as of May 1, 2019 was subtracted from the fair value of the customer/advertiser relationships determined as described above to determine the adjustment to increase the value of the customer/advertiser relationship intangible assets by $1,604.1 million.

For purposes of estimating the fair value of trademarks and tradenames, the Company primarily used the Royalty Savings Method, a variation of the Income approach. Estimated royalty rates were determined for each of the trademarks and tradenames considering the relative contribution to the Company’s overall profitability as well as available public information regarding market royalty rates for similar assets. The selected royalty rates were applied to the revenue generated by the trademarks and tradenames to determine the amount of royalty payments saved as a result of owning these assets. The forecasted cash flows expected to be generated as a result of the royalty savings were discounted to present value utilizing a discount rate considering overall business risks and risks associated with the asset being valued. The historical book values of talent contracts, trademarks and tradenames and other intangible assets as of May 1, 2019 were subtracted from the fair values determined as described above to determine the adjustments as follows:

Customer/advertiser relationships	$1,604.1	million increase in value
Talent contracts	361.6	million increase in value
Trademarks and tradenames	274.4	million increase in value
Other	0.8	million increase in value
Total fair value adjustment	$2,240.9	million increase in value

(c) Included within other intangible assets are permanent easements, which have an indefinite useful life. All other intangible assets are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The following table sets forth the adjustments to goodwill:

(In thousands)
Reorganization value	$10,710,208
Less: Fair value of assets (excluding goodwill)	(7,386,843)
Total goodwill upon emergence	3,323,365
Elimination of historical goodwill	(3,415,492)
Fresh start adjustment to goodwill	$(92,127)

(6)
The operating lease obligation as of May 1, 2019 had been calculated using an incremental borrowing rate applicable to the Company while it was a debtor-in-possession before its emergence from bankruptcy. Upon application of fresh start accounting, the lease obligation was recalculated using the incremental borrowing rate applicable to the Company after emergence from bankruptcy and commensurate to its new capital structure. The incremental borrowing rate used decreased from 12.44% as of March 31, 2019 to 6.54% as of June 30, 2019. As a result of this decrease, the Company's Operating lease liabilities and

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

corresponding Operating lease right-of-use assets increased by $541.2 million to reflect the higher balances resulting from the application of a lower incremental borrowing rate. The Operating lease right-of-use-assets were further adjusted to reflect the resetting of the Company's straight-line lease calculation. In addition, the Company increased the Operating lease right-of-use assets to recognize $13.1 million related to the favorable lease contracts.

(7)
Reflects the fair value adjustment to adjust deferred revenue and other liabilities as of May 1, 2019 to its estimated fair value. The fair value of the deferred revenue was determined using the market approach and the cost approach. The market approach values deferred revenue based on the amount an acquirer would be required to pay a third party to assume the remaining performance obligations. The cost approach values deferred revenue utilizing estimated costs that will be incurred to fulfill the obligation plus a normal profit margin for the level of effort or assumption of risk by the acquirer. Additionally, a deferred gain was recorded at the time of the certain historical sale-leaseback transaction. During the implementation of ASC 842, the operating portion was written off as of January 1, 2019. The financing lease deferred gain remained. As part of fresh start accounting, this balance of $0.9 million was written off.

(8) Reflects the fair value adjustment to adjust Long-term debt as of May 1, 2019. This adjustment is to state the Company's finance leases and other pre-petition debt at estimated fair values.

(9) Reflects the fair value adjustment to adjust Accrued expenses as of May 1, 2019. This adjustment primarily relates to adjusting vacation accruals to estimated fair values.

(10) Reflects a net increase to deferred tax liabilities for fresh start adjustments attributed primarily to property, plant and equipment and intangible assets, the effects of which are partially offset by a decrease in the valuation allowance. The Company believes it is more likely than not that its deferred tax assets remaining after the Reorganization and Emergence will be realized based on taxable income from reversing deferred tax liabilities primarily attributable to property, plant and equipment and intangible assets.

(11) Reflects the adjustment as of May 1, 2019 to state the noncontrolling interest balance at estimated fair value.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12) The table below reflects the cumulative impact of the fresh start adjustments as discussed above:

(In thousands)
Fresh start adjustment to Accounts receivable, net	$(10,810)
Fresh start adjustment to Other current assets	(1,668)
Fresh start adjustment to Prepaid expenses	(24,642)
Fresh start adjustment to Property, plant and equipment, net	333,991
Fresh start adjustment to Intangible assets	2,195,984
Fresh start adjustment to Goodwill	(92,127)
Fresh start adjustment to Operating lease right-of-use assets	554,278
Fresh start adjustment to Other assets	(54,683)
Fresh start adjustment to Accrued expenses	(2,328)
Fresh start adjustment to Deferred revenue	(3,214)
Fresh start adjustment to Debt	1,546
Fresh start adjustment to Operating lease obligations	(458,989)
Fresh start adjustment to Other long-term liabilities	2,164
Fresh start adjustment to Noncontrolling interest	(8,558)
Total Fresh Start Adjustments impacting Reorganization items, net	$2,430,944
Reset of Accumulated other comprehensive income	(14,175)
Income tax expense	(185,419)
Net impact to Accumulated deficit	$2,231,350

Reorganization Items, Net

The tables below present the Reorganization items incurred and cash paid for Reorganization items as a result of the Chapter 11 Cases during the periods presented:

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2019	2019	2018
Write-off of deferred loans costs	$—	$—	$(12,409)
Write-off of original issue discount	—	—	—
Debtor-in-possession refinancing costs	—	—	(10,546)
Professional fees and other bankruptcy related costs	—	(121,374)	(45,785)
Net gain on settlement of Liabilities subject to compromise	—	7,192,379	—
Impact of fresh start adjustments	—	2,430,944	—
Other items, net	—	(4,005)	—
Reorganization items, net	$—	$9,497,944	$(68,740)

Cash payments for Reorganization items, net	$13,049	$149,346	$5,723

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2019	2019	2018
Write-off of deferred loans costs	$—	$—	$(67,079)
Write-off of original issue discount	—	—	(131,100)
Debtor-in-possession refinancing costs	—	—	(10,546)
Professional fees and other bankruptcy related costs	—	(157,487)	(52,070)
Net gain on settlement of Liabilities subject to compromise	—	7,192,374	—
Impact of fresh start adjustments	—	2,430,944	—
Other items, net	—	(4,005)	—
Reorganization items, net	$—	$9,461,826	$(260,795)

Cash payments for Reorganization items, net	$13,049	$183,291	$5,875

As of June 30, 2019, $6.6 million of Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. As of June 30, 2018, $50.1 million of professional fees were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet.

NOTE 4 - DISCONTINUED OPERATIONS
Discontinued operations relate to our domestic and international outdoor advertising businesses and were previously reported as the Americas outdoor and International outdoor segments prior to the Separation. Assets, liabilities, revenue, expenses and cash flows for these businesses are separately reported as assets, liabilities, revenue, expenses and cash flows from discontinued operations in the Company's financial statements for all periods presented.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Information for Discontinued Operations

Income Statement Information

The following shows the revenue, income (loss) from discontinued operations and gain (loss) on disposal of the Predecessor Company's discontinued operations for the periods presented:

(In thousands)	Predecessor Company
	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$217,450	$711,980	$804,566	$1,310,378

Loss from discontinued operations before income taxes	$(21,684)	$(28,476)	$(133,475)	$(107,357)
Income tax benefit (expense)	50,830	(4,753)	(6,933)	(50,120)
Income (loss) from discontinued operations, net of taxes	$29,146	$(33,229)	$(140,408)	$(157,477)

Gain (loss) on disposals before income taxes	$1,825,531	$—	$1,825,531	$—
Income tax benefit (expense)	—	—	—	—
Gain (loss) on disposals, net of taxes	$1,825,531	$—	$1,825,531	$—

Income (loss) from discontinued operations, net of taxes	$1,854,677	$(33,229)	$1,685,123	$(157,477)

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balance Sheet Information

The following table shows the classes of assets and liabilities classified as discontinued operations for the Predecessor Company as of December 31, 2018:

(In thousands)	Predecessor Company
December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$182,456
Accounts receivable	706,309
Prepaid expenses	95,734
Other current assets	31,301
Current assets of discontinued operations	$1,015,800

LONG-TERM ASSETS
Structures, net	$1,053,016
Property, plant and equipment, net	235,922
Indefinite-lived intangibles - permits	971,163
Other intangibles, net	252,862
Goodwill	706,003
Other assets	132,504
Long-term assets of discontinued operations	$3,351,470

CURRENT LIABILITIES
Accounts payable	$113,714
Accrued expenses	528,482
Accrued interest	2,341
Deferred income	85,052
Current portion of long-term debt	227
Current liabilities of discontinued operations	$729,816

LONG-TERM LIABILITIES
Long-term debt	$5,277,108
Deferred income taxes	335,015
Other long-term liabilities	260,150
Long-term liabilities of discontinued operations	$5,872,273
In connection with the Separation, the Company and its subsidiaries entered into the agreements described below.
Transition Services Agreement
On the Effective Date, the Company, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and CCOH entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which iHM Management Services has agreed to provide, or cause the Company, iHeartCommunications, iHeart Operations or any member of the iHeart Group to provide, CCOH with certain administrative and support services and other assistance which CCOH will utilize in the conduct of its business as such business was conducted prior to the Separation, for one year from the Effective Date (subject to certain rights of CCOH to extend up to one additional year, as described below). The transition services may include, among other things, (a) treasury, payroll and other financial related services, (b) certain executive officer services, (c) human resources and employee benefits, (d) legal and related services, (e) information systems, network and related services, (f) investment services and (g) procurement and sourcing support.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The charges for the transition services are generally consistent with the Corporate Services Agreement, dated as of November 10, 2005, by and between iHeartMedia Management Services and CCOH (the “Corporate Services Agreement”), which governed the provision of certain services by the iHeart Group to the Outdoor Group prior to the Separation. The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount, number of users of a service or other factors. CCOH may request an extension of the term for all services or individual services for one-month periods for up to an additional 12 months, and the price for transition services provided during such extended term will be increased for any service other than those identified in the schedules to the Transition Services Agreement as an “IT Service” or any other service the use and enjoyment of which requires the use of another IT Service.
CCOH may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently.
New Tax Matters Agreement
On the Effective Date, the Company entered into a new tax matters agreement (the “New Tax Matters Agreement”) by and among the Company, iHeartCommunications, iHeart Operations, CCH, CCOH and Clear Channel Outdoor, Inc., to allocate the responsibility of the Company and its subsidiaries, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.
The New Tax Matters Agreement requires that the Company and iHeartCommunications indemnify CCOH and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against (i) any taxes other than transfer taxes or indirect gains taxes imposed on the Company or any of its subsidiaries (other than CCOH and its subsidiaries) in connection with the Separation, (ii) any transfer taxes and indirect gains taxes arising in connection with the Separation, and (iii) fifty percent of the amount by which the amount of taxes (other than transfer taxes or indirect gains taxes) imposed on CCOH or any of its subsidiaries in connection with the Separation that are paid to the applicable taxing authority on or before the third anniversary of the separation of CCOH exceeds $5 million, provided that, the obligations of the Company and iHeartCommunications to indemnify CCOH and its subsidiaries with respect taxes (other than transfer taxes or indirect gains taxes) imposed on CCOH or any of its subsidiaries in connection with the Separation will not exceed $15 million. In addition, if the Company or its subsidiaries use certain tax attributes of CCOH and its subsidiaries (including net operating losses, foreign tax credits and other credits) and such use results in a decrease in the tax liability of the Company or its subsidiaries, then the Company is required to reimburse CCOH for the use of such attributes based on the amount of tax benefit realized. The New Tax Matters Agreement provides that any reduction of the tax attributes of CCOH and its subsidiaries as a result of cancellation of indebtedness income realized in connection with the Chapter 11 Cases is not treated as a use of such attributes (and therefore does not require the Company or iHeartCommunications to reimburse CCOH for such reduction).
The New Tax Matters Agreement also requires that (i) CCOH indemnify the Company for any income taxes paid by the Company on behalf of CCOH and its subsidiaries or, with respect to any income tax return for which CCOH or any of its subsidiaries joins with the Company or any of subsidiaries in filing a consolidated, combined or unitary return, the amount of taxes that would have been incurred by CCOH and its subsidiaries if they had filed a separate return, and (ii) except as described in the preceding paragraph, CCOH indemnify the Company and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against any taxes other than transfer taxes or indirect gains taxes imposed on CCOH or any of its subsidiaries in connection with the Separation.
Any tax liability of CCH attributable to any taxable period ending on or before the date of the completion of the Separation, other than any such tax liability resulting from CCH’s being a successor of CCOH in connection with the merger of CCOH with and into CCOH or arising from the operation of the business of CCOH and its subsidiaries after the merger of CCOH with and into CCH, will not be treated as a liability of CCOH and its subsidiaries for purposes of the New Tax Matters Agreement.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – REVENUE
Disaggregation of Revenue
The following table shows revenue streams for the Successor Company for the Period from May 2, 2019 through June 30, 2019:

Successor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Period from May 2, 2019 through June 30, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$390,540	$—	$—	$390,540
Digital(2)	64,238	—	(132)	64,106
Networks(3)	105,426	—	—	105,426
Sponsorship and Events(4)	31,790	—	—	31,790
Audio and Media Services(5)	—	40,537	(989)	39,548
Other(6)	3,957	—	—	3,957
Total	595,951	40,537	(1,121)	635,367
Revenue from leases(7)	279	—	—	279
Revenue, total	$596,230	$40,537	$(1,121)	$635,646

(1)	Broadcast Radio revenue is generated through the sale of advertising time on the Company’s domestic radio stations.

(2)
Digital revenue is generated through the sale of streaming and display advertisements on digital platforms, subscriptions to iHeartRadio streaming services, podcasting and the dissemination of other digital content.

(3)
Networks revenue is generated through the sale of advertising on the Company’s Premiere and Total Traffic & Weather network programs and through the syndication of network programming to other media companies.

(4)
Sponsorship and events revenue is generated through local events and major nationally-recognized tent pole events and include sponsorship and other advertising revenue, ticket sales, and licensing, as well as endorsement and appearance fees generated by on-air talent.

(5)
Audio and media services revenue is generated by services provided to broadcast industry participants through the Company’s Katz Media Group and Radio Computing Services (“RCS”) businesses. As a media representation firm, Katz Media Group generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast and webcast software and technology and services to radio stations, television music channels, cable companies, satellite music networks and Internet stations worldwide.

(6)	Other revenue represents fees earned for miscellaneous services, including on-site promotions, activations, and local marketing agreements.

(7)	Revenue from leases is primarily generated by the lease of towers to other media companies, which are all categorized as operating leases.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows revenue streams from continuing operations for the Predecessor Company. The presentation of amounts in the Predecessor periods has been revised to conform to the Successor period presentation.

Predecessor Company
(In thousands)	Audio(1)	Audio and Media Services(1)	Eliminations	Consolidated
Period from April 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio	$170,632	$—	$—	$170,632
Digital	26,840	—	(56)	26,784
Networks	50,889	—	—	50,889
Sponsorship and Events	10,617	—	—	10,617
Audio and Media Services	—	17,970	(701)	17,269
Other	1,197	—	—	1,197
Total	260,175	17,970	(757)	277,388
Revenue from leases	286	—	—	286
Revenue, total	$260,461	$17,970	$(757)	$277,674

Three Months Ended June 30, 2018
Revenue from contracts with customers:
Broadcast Radio	$568,968	$—	$—	$568,968
Digital	68,574	—	—	68,574
Networks	146,981	—	—	146,981
Sponsorship and Events	41,256	—	—	41,256
Audio and Media Services	—	61,417	(1,601)	59,816
Other	5,537	—	—	5,537
Total	831,316	61,417	(1,601)	891,132
Revenue from leases	632	—	—	632
Revenue, total	$831,948	$61,417	$(1,601)	$891,764

Period from January 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio	$657,864	$—	$—	$657,864
Digital	102,789	—	(223)	102,566
Networks	189,088	—	—	189,088
Sponsorship and Events	50,330	—	—	50,330
Audio and Media Services	—	69,362	(2,345)	67,017
Other	5,910	—	—	5,910
Total	1,005,981	69,362	(2,568)	1,072,775
Revenue from leases	696	—	—	696
Revenue, total	$1,006,677	$69,362	$(2,568)	$1,073,471

Six Months Ended June 30, 2018
Revenue from contracts with customers:
Broadcast Radio	$1,059,111	$—	$—	$1,059,111
Digital	127,941	—	—	127,941
Networks	279,032	—	—	279,032
Sponsorship and Events	79,148	—	—	79,148
Audio and Media Services	—	110,759	(3,273)	107,486
Other	10,296			10,296
Total	1,555,528	110,759	(3,273)	1,663,014
Revenue from leases	1,522	—	—	1,522
Revenue, total	$1,557,050	$110,759	$(3,273)	$1,664,536

(1)
Due to a re-evaluation of the Company’s internal segment reporting upon the effectiveness of the Plan of Reorganization, the Company’s RCS business is included in the Audio & Media Services results for all periods presented. See Note 1 for further information.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade and Barter
Trade and barter transactions represent the exchange of advertising spots for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised to the customer. Trade and barter revenues and expenses from continuing operations, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
(In thousands)	2019	2019	2018
Trade and barter revenues	$29,699	$10,349	$35,992
Trade and barter expenses	28,023	8,474	31,688

	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
(In thousands)	2019	2019	2018
Trade and barter revenues	$29,699	$65,934	$89,938
Trade and barter expenses	28,023	58,330	96,220

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers, excluding discontinued operations:

	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
(In thousands)	2019	2019	2018
Deferred revenue from contracts with customers:
Beginning balance(1)	$151,773	$155,114	$166,429
Revenue recognized, included in beginning balance	(59,018)	(43,172)	(59,450)
Additions, net of revenue recognized during period, and other	66,997	39,533	53,390
Ending balance	159,752	$151,475	$160,369

	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
(In thousands)	2019	2019	2018
Deferred revenue from contracts with customers:
Beginning balance(1)	$151,773	$148,720	$155,228
Revenue recognized, included in beginning balance	(59,018)	(76,473)	(82,215)
Additions, net of revenue recognized during period, and other	66,997	79,228	87,356
Ending balance	$159,752	$151,475	$160,369

(1)
Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized. As described in Note 3, as part of the fresh start accounting adjustments on May 1, 2019, deferred revenue from contracts with customers was adjusted to its estimated fair value.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2019, the Company expects to recognize $199.8 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Leases
As of June 30, 2019, the future lease payments to be received by the Successor Company are as follows:

(In thousands)
2019	$556
2020	1,028
2021	959
2022	700
2023	656
Thereafter	10,602
Total	$14,501

NOTE 6 – LEASES
The Company enters into operating lease contracts for land, buildings, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases primarily include land and building lease contracts and leases of radio towers. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles and copiers. Operating leases are reflected on the Company's balance sheet within Operating lease right-of-use assets and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively.
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
Certain of the Company's operating lease agreements include rental payments that are adjusted periodically for inflationary changes. Payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense. Amounts related to insurance and property taxes in lease arrangements when billed on a pass-through basis are allocated to the lease and non-lease components of the lease based on their relative standalone selling prices.
Certain of the Company's leases provide options to extend the terms of the agreements. Generally, renewal periods are excluded from minimum lease payments when calculating the lease liabilities as, for most leases, the Company does not consider exercise of such options to be reasonably certain. As a result, unless a renewal option is considered reasonably assured, the optional terms and related payments are not included within the lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment." In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted the IBR used to value the Company's ROU assets and operating lease liabilities at the Effective Date (see Note 3 - Fresh Start Accounting). In addition, upon adoption of ASC 852 in the first quarter of 2019, the Company did not elect the practical expedient to combine non-lease components with the associated lease components. Upon application of fresh start accounting on the Effective Date, the Company elected to use the practical expedient to not separate non-lease components from the associated lease component for all classes of the Company's assets.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide the components of lease expense included within the Consolidated Statement of Comprehensive Income (Loss) for the Period from May 2, 2019 through June 30, 2019 (Successor), the Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor):

	Successor Company	Predecessor Company
(In thousands)	Period from May 2, 2019 through June 30, 2019	Period from April 1, 2019 through May 1, 2019
Operating lease expense	$25,439	$11,302
Variable lease expense	$3,447	$150

	Successor Company	Predecessor Company
(In thousands)	Period from May 2, 2019 through June 30, 2019	Period from January 1, 2019 through May 1, 2019
Operating lease expense	$25,439	$44,667
Variable lease expense	$3,447	$476
The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of June 30, 2019 (Successor):

June 30, 2019
Operating lease weighted average remaining lease term (in years)	14.0
Operating lease weighted average discount rate	6.54%
As of June 30, 2019 (Successor), the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2019	$60,870
2020	136,837
2021	126,445
2022	119,453
2023	106,385
Thereafter	841,655
Total lease payments	$1,391,645
Less: Effect of discounting	508,729
Total operating lease liability	$882,916

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides supplemental cash flow information related to leases for the Period from May 2, 2019 through June 30, 2019 (Successor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor):

	Successor Company	Predecessor Company
(In thousands)	Period from May 2, 2019 through June 30, 2019	Period from January 1, 2019 through May 1, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$23,400	$44,888
Lease liabilities arising from obtaining right-of-use assets(1)	$3,194	$913,598
(1) Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during Period from May 2, 2019 through June 30, 2019 (Successor), Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor). Upon adoption of fresh start accounting upon Emergence from the Chapter 11 Cases, the Company increased its operating lease obligation by $459.0 million to reflect its operating lease obligation as estimated fair value (see Note 3 - Fresh Start Accounting).
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively:

(In thousands)	Successor Company	Predecessor Company
	June 30, 2019	December 31, 2018
Land, buildings and improvements	$375,661	$427,501
Towers, transmitters and studio equipment	152,274	365,991
Furniture and other equipment	280,726	591,601
Construction in progress	42,429	43,809
	851,090	1,428,902
Less: accumulated depreciation	16,858	926,700
Property, plant and equipment, net	$834,232	$502,202
In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted Property, plant and equipment to their respective fair values at the Effective Date (see Note 3 - Fresh Start Accounting).
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Audio segment. In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted its FCC licenses to their respective estimated fair values as of the Effective Date of $2,281.7 million (see Note 3 - Fresh Start Accounting).
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. In addition, the Company tests for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.  During the Period from January 1, 2019 through May 1, 2019, the Predecessor Company recognized non-cash impairment charges of $91.4 million in relation to indefinite-lived FCC licenses as a result of an increase in the weighted average cost of capital used in performing the annual impairment test.
Other Intangible Assets
Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets primarily include customer and advertiser relationships, talent and representation contracts, trademarks and tradenames and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at amortized cost. In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted Other intangible assets to their respective fair values at the Effective Date (see Note 3 - Fresh Start Accounting).

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively:

(In thousands)	Successor Company		Predecessor Company
	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,645,880	(29,095)	1,326,636	(1,278,885)
Talent contracts	373,000	(8,240)	164,933	(148,578)
Trademarks and tradenames	321,977	(4,977)	—	—
Other	7,057	(195)	376,978	(240,662)
Total	$2,347,914	$(42,507)	$1,868,547	$(1,668,125)
Total amortization expense related to definite-lived intangible assets for the Successor Company for the Period from May 2, 2019 through June 30, 2019 was $42.5 million. Total amortization expense related to definite-lived intangible assets for the Predecessor Company for the Period from April 1, 2019 through May 1, 2019, the three months ended June 30, 2018, the Period from January 1, 2019 through May 1, 2019 and the six months ended June 30, 2018 was $3.0 million, $40.1 million, $12.7 million and $81.9 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2020	$21,253
2021	20,456
2022	19,234
2023	19,062
2024	17,978
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Consolidated
Balance as of December 31, 2017 (Predecessor)	$3,337,039
Acquisitions	77,320
Dispositions	(1,606)
Balance as of December 31, 2018 (Predecessor)	$3,412,753
Acquisitions	2,767
Foreign currency	(28)
Balance as of May 1, 2019	$3,415,492
Impact of fresh start accounting	(92,127)

Balance as of May 2, 2019 (Successor)	$3,323,365
Acquisitions	4,637
Dispositions	(4,834)
Foreign currency	39
Balance as of June 30, 2019 (Successor)	$3,323,207

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2019 (Successor) and December 31, 2018 (Predecessor) consisted of the following:

(In thousands)	Successor Company	Predecessor Company
	June 30, 2019	December 31, 2018
Term Loan Facility due 2026(1)	$3,498,178	$—
Debtors-in-Possession Facility(2)	—	—
Asset-based Revolving Credit Facility due 2023(2)	—	—
6.375% Senior Secured Notes due 2026	800,000	—
Other secured subsidiary debt(3)	4,416	—
Total consolidated secured debt	4,302,594	—

8.375% Senior Unsecured Notes due 2027	1,450,000	—
Other subsidiary debt	57,909	46,105
Long-term debt, net subject to compromise(4)	—	15,149,477
Total debt, prior to reclassification to Liabilities subject to compromise	5,810,503	15,195,582
Less: Current portion	53,406	46,105
Less: Amounts reclassified to Liabilities subject to compromise	—	15,149,477
Total long-term debt	$5,757,097	$—

(1)
On August 7, 2019, iHeartCommunications issued $750.0 million of 5.25% Senior Secured Notes due 2027 (the “New Senior Secured Notes”), the proceeds of which were used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility, plus $0.8 million of accrued and unpaid interest to, but not including, the date of prepayment.

(2)
The Debtors-in-Possession Facility (the "DIP Facility"), which terminated with the emergence from the Chapter 11 Cases, provided for borrowings of up to $450.0 million. On the Effective Date, the DIP Facility was repaid and canceled and the Successor Company entered into the ABL Facility. As of June 30, 2019, the Successor Company had a facility size of $450.0 million under iHeartCommunications' ABL Facility, had no outstanding borrowings and had $59.2 million of outstanding letters of credit, resulting in $390.8 million of excess availability.

(3)	Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2019 through 2045.

(4)
In connection with the Company's Chapter 11 Cases, the $6,300.0 million outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.0 million outstanding Other Secured Subsidiary debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $10.8 million outstanding Other Subsidiary Debt were reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheet as of the Petition Date. As of the Petition Date, the Company ceased making principal and interest payments, and ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise during the Predecessor period.

The Company’s weighted average interest rate was 7.1% and 9.9% as of June 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.9 billion and $8.7 billion as of June 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Successor Company’s debt is classified as either Level 1 or Level 2.
Asset-based Revolving Credit Facility due 2023

On the Effective Date, iHeartCommunications, as borrower, entered into a Credit Agreement (the “ABL Credit Agreement”) with iHeartMedia Capital I, LLC, the direct parent of iHeartCommunications (“Capital I”), as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, Citibank, N.A., as administrative and collateral agent, and the lenders party thereto from time to time, governing the ABL Facility. The ABL Facility includes a letter of credit sub-facility and a swingline loan sub-facility.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Size and Availability

The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments.
Interest Rate and Fees

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a eurocurrency rate or (2) a base rate. The applicable margin for borrowings under the ABL Facility range from 1.25% to 1.75% for eurocurrency borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the ABL Facility based on the most recently delivered borrowing base certificate.

In addition to paying interest on outstanding principal under the ABL Facility, iHeartCommunications is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. iHeartCommunications may also pay customary letter of credit fees.

Maturity

Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate on June 14, 2023.

Prepayments

If at any time, the sum of the outstanding amounts under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility (such lesser amount, the “line cap”), iHeartCommunications is required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. iHeartCommunications may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to eurocurrency rate loans. Any voluntary prepayments made by iHeartCommunications will not reduce iHeartCommunications’ commitments under the ABL Facility.

Guarantees and Security

The ABL Facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications’ Term Loan Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a perfected security interest in the accounts receivable and related assets of iHeartCommunications’ and the guarantors’ accounts receivable, qualified cash and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ Term Loan Facility in such accounts receivable, qualified cash and related assets and proceeds thereof, subject to permitted liens and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $40.0 million and (b) 10% of the aggregate commitments under the ABL Facility, in each case, for two consecutive business days (a “Trigger Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Trigger Event, and must continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $40.0 million and (y) 10% of the aggregate commitments under the ABL Facility, in each case, for 20 consecutive calendar days, at which time the Trigger Event shall no longer be deemed to be occurring.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Term Loan Facility due 2026

On the Effective Date, iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Citibank N.A., as administrative and collateral agent, governing the approximately $3.5 billion Term Loan Facility. On the Effective Date, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the Term Loan Facility to certain Claimholders pursuant to the Plan of Reorganization. The Term Loan Facility matures on May 1, 2026. As described below, on August 7, 2019, the proceeds from the issuance of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 was used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility due 2026.

Interest Rate and Fees

Term loans under the Term Loan Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate or (2) a eurocurrency rate. The applicable rate for such term loans is 3.00% with respect to base rate loans and 4.00% with respect to eurocurrency rate loans.

Collateral and Guarantees

The Term Loan Facility is guaranteed by Capital I and each of iHeartCommunications’ existing and future material wholly-owned restricted subsidiaries, subject to certain exceptions. All obligations under the Term Loan Facility, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first priority lien in substantially all of the assets of iHeartCommunications and all of the guarantors’ assets, including a lien on the capital stock of iHeartCommunications and certain of its subsidiaries owned by a guarantor, other than the accounts receivable and related assets of iHeartCommunications and all of the subsidiary guarantors, and by a second priority lien on accounts receivable and related assets securing iHeartCommunications’ ABL Facility.

Prepayments

iHeartCommunications is required to prepay outstanding term loans under the Term Loan Facility, subject to certain exceptions, with:

•
50% (which percentage may be reduced to 25% and to 0% based upon iHeartCommunications’ first lien leverage ratio) of iHeartCommunications’ annual excess cash flow, subject to customary credits, reductions and exclusions;

•
100% (which percentage may be reduced to 50% and 0% based upon iHeartCommunications’ first lien leverage ratio) of the net cash proceeds of sales or other dispositions of the assets of iHeartCommunications or its wholly owned restricted subsidiaries, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Term Loan Facility.

iHeartCommunications may voluntarily repay outstanding loans under the Term Loan Facility at any time, without prepayment premium or penalty, except in connection with a repricing event within nine months of the Effective Date and subject to customary “breakage” costs with respect to eurocurrency loans.

Certain Covenants and Events of Default

The Term Loan Facility does not include any financial covenants. However, the Term Loan Facility includes negative covenants that, subject to significant exceptions, limit Capital I’s ability and the ability of its restricted subsidiaries (including iHeartCommunications) to, among other things:

• incur additional indebtedness;
• create liens on assets;
• engage in mergers, consolidations, liquidations and dissolutions;
• sell assets;

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

• pay dividends and distributions or repurchase Capital I’s capital stock;
• make investments, loans, or advances;
• prepay certain junior indebtedness;
• engage in certain transactions with affiliates;
• amend material agreements governing certain junior indebtedness; and
• change lines of business.

The Term Loan Facility includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the Term Loan Facility are entitled to take various actions, including the acceleration of all amounts due under the Term Loan Facility and all actions permitted to be taken under the loan documents relating thereto or applicable law.

6.375% Senior Secured Notes due 2026
On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $800.0 million aggregate principal amount of 6.375% Senior Secured Notes due 2026 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The Senior Secured Notes mature on May 1, 2026 and bear interest at a rate of 6.375% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2020.

The Senior Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The Senior Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the Senior Secured Notes (including the Senior Unsecured Notes), effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the Senior Secured Notes, effectively subordinated in right of payment to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the Senior Secured Notes, to the extent of the value of such assets, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the Senior Secured Notes.

The Senior Secured Notes and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a first priority lien on the capital stock of iHeartCommunications and substantially all of the assets of iHeartCommunications and the guarantors, other than accounts receivable and related assets, and by a second priority lien on accounts receivable and related assets securing the ABL Facility.

iHeartCommunications may redeem the Senior Secured Notes at its option, in whole or in part, at any time prior to May 1, 2022, at a price equal to 100% of the principal amount of the Senior Secured Notes being redeemed, plus an applicable premium and plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the Senior Secured Notes at its option, in whole or in part, on or after May 1, 2022, at the redemption prices set forth in the Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2022, iHeartCommunications may redeem at its option, up to 40% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the proceeds of one or more equity offerings.

The Senior Secured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

• incur or guarantee additional debt or issue certain preferred stock;
• make certain restricted payments;
• create restrictions on distributions to iHeartCommunications or Capital I;
• sell certain assets;
• create liens on certain assets;
• enter into certain transactions with affiliates; and

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

• merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets.
8.375% Senior Unsecured Notes due 2027

On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Unsecured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the $1,450.0 million aggregate principal amount of 8.375% Senior Notes due 2027 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The Senior Unsecured Notes mature on May 1, 2027 and bear interest at a rate of 8.375% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The Senior Unsecured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the Senior Unsecured Notes, effectively subordinated in right of payment to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured (including the Senior Secured Notes and borrowings under the ABL Facility and the Term Loan Facility), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the Senior Unsecured Notes.

iHeartCommunications may redeem the Senior Unsecured Notes at its option, in whole or in part, at any time prior to May 1, 2022, at a price equal to 100% of the principal amount of the Senior Unsecured Notes being redeemed, plus an applicable premium and plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the Senior Unsecured Notes at its option, in whole or in part, on or after May 1, 2022, at the redemption prices set forth in the Senior Unsecured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2022, iHeartCommunications redeem at its option, up to 40% of the aggregate principal amount of the Senior Unsecured Notes at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the proceeds of one or more equity offerings.

The Senior Unsecured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

• incur or guarantee additional debt or issue certain preferred stock;
• make certain restricted payments;
• create restrictions on distributions to iHeartCommunications or Capital I;
• sell certain assets;
• create liens on certain assets;
• enter into certain transactions with affiliates; and
• merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets.
Mandatorily Redeemable Preferred Stock
On the Effective Date, in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of June 30, 2019, the liquidation preference of the iHeart Operations Preferred Stock was approximately $60.0 million.
There are no sinking fund provisions applicable to the iHeart Operations Preferred Stock. Shares of the iHeart Operations Preferred Stock, upon issuance, were fully paid and non-assessable. The iHeart Operations Preferred Stock are not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of iHeart Operations. The holders of shares of the iHeart Operations Preferred Stock have no pre-emptive rights with respect to any shares of our capital stock or any of iHeart Operations’ other securities convertible into or carrying rights or options to purchase any such capital stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly at a per annum rate equal to the sum of (1) the greater of (a) LIBOR and (b) two percent, plus (2) the applicable margin, which is calculated as a function of iHeartMedia’s consolidated total leverage ratio. Dividends will be payable on the liquidation preference. Unless all accrued and unpaid dividends on the iHeart Operations Preferred Stock are paid in full, no dividends or distributions may be paid on any equity interests of iHeartMedia or its subsidiaries other than iHeart Operations, and no such equity interests may be repurchased or redeemed (subject to certain exceptions that are specified in the certificate of designation for the iHeart Operations Preferred Stock). Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day).
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
New 5.25% Senior Secured Notes due 2027
On August 7, 2019, iHeartCommunications completed the sale of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 (the “New Senior Secured Notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. iHeartCommunications used the net proceeds from the New Senior Secured Notes, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility due 2026, plus approximately $0.8 million of accrued and unpaid interest to, but not including, the date of prepayment. The New Senior Secured Notes were issued pursuant to an indenture, dated as of August 7, 2019 (the “New Senior Secured Notes Indenture”), by and among iHeartCommunications, the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent. The New Senior Secured Notes Indenture contains covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets; (vii) sell certain assets, including capital stock of iHeartCommunications’ subsidiaries; (viii) designate iHeartCommunications’ subsidiaries as unrestricted

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

subsidiaries, and (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments. The New Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.25% per annum. Interest will be payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2020.
Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2019, the Successor Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $17.8 million and $59.2 million, respectively. Included within the Successor Company's outstanding commercial standby letters of credit were $0.9 million held on behalf of CCOH. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

NOTE 9 – COMMITMENTS AND CONTINGENCIES
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
Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the Petition Date, and continue to be stayed. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against the Company in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% Senior Notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% Senior Notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, the Company filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We answered the complaint and completed discovery.  The trial was held on October 24, 2018. On January 15, 2019, the Bankruptcy Court entered judgment in the Company's favor denying all relief sought by WSFS and all other parties. Pursuant to a settlement (the “Legacy Plan Settlement”) with WSFS and certain consenting Legacy Noteholders of all issues related to confirmation of the Company's plan of reorganization, on May 1, 2019 upon the Company's confirmed plan of reorganization becoming effective, this adversary proceeding was deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings, Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants are Bain Capital LP; Thomas H. Lee Partners L.P.; Abrams Capital L.P.; and Highfields Capital Management L.P. In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asks

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, priority guarantee notes and 2021 notes claims to any and all claims of the legacy noteholders. In addition, the complaint seeks to have any votes to accept the Fourth Amended Plan of Reorganization by Abrams and Highfields on account of their 2021 notes claims, and any votes to accept the Fourth Amended Plan of Reorganization by defendant CCH on account of its junior notes claims, to be designated and disqualified. The Court held a pre-trial conference and oral argument on October 18, 2018. Pursuant to the Legacy Plan Settlement, on May 1, 2019 upon the Company's confirmed Plan of Reorganization becoming effective, this adversary proceeding was deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia, Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants the Company, iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P., the Company's pre-bankruptcy private equity sponsors and pre-bankruptcy majority owners (together, the "Former Sponsor Defendants"), and the members of CCOH's board of directors. CCOH also was named as a nominal defendant. The complaint alleged that CCOH had been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Former Sponsor Defendants to the detriment of CCOH and its minority stockholders. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Former Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, iHeartCommunications and the Former Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit (the “Norfolk Lawsuit”) in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants the Company, iHeartCommunications, the Former Sponsor Defendants, and the members of CCOH's board of directors.  CCOH is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the CCOH Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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
On August 27, 2018, the same stockholder of CCOH that had filed a derivative lawsuit against the Company and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit (the “GAMCO II Lawsuit”) in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Former Sponsor Defendants and the members of CCOH’s board of directors. The complaint alleges that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH Board and the intercompany note committee of the Board relating to the Intercompany Note. The plaintiff seeks, among other things, a ruling that the CCOH Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement (the “CCOH Separation Settlement”) of all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The CCOH Separation Settlement provides for the consensual separation of the Debtors and CCOH, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, a $200 million unsecured revolving line of credit from certain of the Debtors to CCOH for a period of up to three years, the transfer of certain of the Debtors’ intellectual property to CCOH, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from CCOH to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by CCOH relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The CCOH Separation Settlement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas on January 22, 2019. On May 1, 2019, the Debtors’ Plan of Reorganization went effective, and the Norfolk Lawsuit and GAMCO II Lawsuit were each subsequently dismissed with prejudice.

NOTE 10 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the Period from May 2, 2019 through June 30, 2019 (Successor), the Period from April 1, 2019 through May 1, 2019 (Predecessor), the three months ended June 30, 2018 (Predecessor), the Period from January 1, 2019 through May 1, 2019 (Predecessor) and the six months ended June 30, 2018 (Predecessor), respectively, consisted of the following components:

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2019	2019	2018
Current tax benefit (expense)	$(2,947)	$6,950	$(30,354)
Deferred tax expense	(13,056)	(107,239)	(111,678)
Income tax expense	$(16,003)	$(100,289)	$(142,032)

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2019	2019	2018
Current tax benefit (expense)	$(2,947)	$76,744	$(6,570)
Deferred tax benefit (expense)	(13,056)	(115,839)	27,271
Income tax benefit (expense)	$(16,003)	$(39,095)	$20,701
The effective tax rate for the Successor Company for the Period from May 2, 2019 through June 30, 2019 was 29.2%. The effective tax rate for continuing operations of the Predecessor Company for Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) was 1.1% and 0.4%, respectively. The income tax expense for the Period from April 1, 2019 through May 1 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1)tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.
The effective tax rate for the three and six months ended June 30, 2018 (Predecessor) was 130.3% and 5.7%, respectively. The 2018 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period interest expense limitation carryforward in U.S. federal and certain state jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.
As a result of the Plan of Reorganization, the Company expects the majority of its federal NOL carryforwards and certain state NOL carryforwards to be reduced or eliminated as a result of the CODI realized from the bankruptcy emergence. Pursuant to the attribute reduction and ordering rules set forth in the Internal Revenue Code of 1986, as amended (the “Code”), the reduction in the Company’s tax attributes for excludible CODI does not occur until the last day of the Company’s tax year, December 31, 2019. Accordingly, the tax adjustments recorded in the Predecessor period represent our best estimate using all available information at June 30, 2019. Additionally, the Company recognized a capital loss for tax purposes as a result of the series of transactions to effect the Plan of Reorganization. This capital loss may be carried forward to offset capital gains recognized by the Company in the next five years, subject to annual limitations under Section 382 of the Code. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company’s ability to utilize the carryforward prior to its expiration. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on the Company’s tax attributes and tax basis in assets will be refined based on the Company’s final December 31, 2019 financial position as required under the Code. The final tax impacts on the companies tax attributes could change significantly from the current estimates.

NOTE 11 – STOCKHOLDER'S EQUITY (DEFICIT)
Historically, the Company granted restricted shares of the Company's Class A common stock to certain key individuals. In connection with the effectiveness of the Plan of Reorganization, all unvested restricted shares were canceled.
Pursuant to the new equity incentive plan the Company entered into in connection with the effectiveness of our Plan of Reorganization, we have granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Predecessor Common Stock
The following table presents the balances of the Company's Class A, Class B, Class C and Class D Common Stock as of June 30, 2019 and December 31, 2018 are as below:

(In thousands, except share and per share data)	Successor Company	Predecessor Company
	June 30, 2019	December 31, 2018
	(Unaudited)
Predecessor Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, no shares issued in 2019 and 32,292,944 shares issued in 2018	—	32
Predecessor Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, no shares issued in 2019 and 555,556 shares issued in 2018	—	1
Predecessor Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, no shares issued in 2019 and 58,967,502 shares issued in 2018	—	59
Predecessor Class D Common Stock, par value $.001 per share, authorized 200,000,000 shares, no shares issued in 2019 and 2018	—	—
Successor Common Stock
Class A Common Stock
Holders of shares of the Successor Company's Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Successor Company's Class A common stock will have the exclusive right to vote for the election of directors. There will be no cumulative voting rights in the election of directors.
Holders of shares of the Successor Company's Class A common stock are entitled to receive dividends, on a per share basis, when and if declared by the Company's Board out of funds legally available therefor and whenever any dividend is made on the shares of the Successor Company's Class B common stock subject to certain exceptions set forth in our certificate.
The Successor Company may not subdivide or combine (by stock split, reverse stock split, recapitalization, merger, consolidation or any other transaction) its shares of Class A common stock or Class B common stock without subdividing or combining its shares of Class B common stock or Class A common stock, respectively, in a similar manner.
Upon our dissolution or liquidation or the sale of all or substantially all of the Successor Company's assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of the Successor Company's Class A common stock will be entitled to receive pro rata together with holders of the Successor Company's Class B common stock our remaining assets available for distribution.
New Class A common stock certificates issued upon transfer or new issuance of Class A common stock shares will contain a legend stating that such shares of Class A common stock are subject to the provisions of our amended and restated certificate of incorporation, including but not limited to provisions governing compliance with requirements of the Communications Act and regulations thereunder, including, without limitation, those concerning foreign ownership and media ownership.
On July 18, 2019, the Company’s Class A common stock was listed and began trading on the NASDAQ Global Select Market ("Nasdaq") under the ticker symbol “IHRT”.
Class B Common Stock
Holders of shares of the Successor Company's Class B common stock are not entitled to vote for the election of directors or, in general, on any other matter submitted to a vote of the Company’s stockholders, but are entitled to one vote per share on the following matters: (a) any amendment or modification of any specific rights or obligations of the holders of Class B common stock that does not similarly affect the rights or obligations of the holders of Class A common stock, in which case the holders of Class B Common Stock will be entitled to a separate class vote, with each share of Class B common stock having one vote; and (b) to the extent submitted to a vote of our stockholders, (i) the retention or dismissal of outside auditors by the Company, (ii) any dividends or distributions to our stockholders, (ii) any material sale of assets, recapitalization, merger, business combination, consolidation, exchange of stock or other similar reorganization of the Company or any of its subsidiaries, (iv) the adoption of any amendment to our certificate of incorporation, (v) other than in connection with any management equity or similar plan adopted by the Company's Board, any authorization or issuance of equity interests, or any security or instrument convertible into or exchangeable for equity interests, in the Company or any of its subsidiaries, and (vi) the liquidation of the Company, in which case in respect to any such vote concerning the matters described in clause (b), the holders of Class B common stock are entitled to vote with the holders of the Class A common stock, with each share of common stock having one vote and voting together as a single class.
Holders of shares of the Successor Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act and FCC regulations.
Holders of shares of the Successor Company's Class B common stock are entitled to receive dividends when and if declared by the Company's Board out of funds legally available therefor and whenever any dividend is made on the shares of the Successor Company's Class A common stock subject to certain exceptions set forth in our certificate of incorporation. Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of the Successor Company's Class B common stock will be entitled to receive pro rata with holders of the Successor Company's Class A common stock our remaining assets available for distribution.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Successor Class A common stock or Successor Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Successor Company's outstanding Class A common stock, (b) more than 22.5 percent of the Successor Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the Company exceeding any foreign ownership threshold set by the FCC pursuant to a declaratory ruling or specific approval requirement or (d) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.
To the extent there are any dividends declared or distributions made with respect to the Successor Class A common stock or Successor Class B common stock, those dividends or distributions will also be made to holders of Special Warrants concurrently and on a pro rata basis based on their ownership of common stock underlying their Special Warrants on an as-exercised basis; provided, that no such distribution will be made to holders of Special Warrants if (x) the Communications Act or an FCC rule prohibits such distribution to holders of Special Warrants or (y) our FCC counsel opines that such distribution is reasonably likely to cause (i) the Company to violate the Communications Act or any applicable FCC rule or (ii) any such holder not to be deemed to hold a noncognizable (under FCC rules governing foreign ownership) future equity interest in the Company; provided further, that, if any distribution of common stock or any other securities to a holder of Special Warrants is not permitted pursuant to clauses (x) or (y), the Company will cause economically equivalent warrants to be distributed to such holder in lieu thereof, to the extent that such distribution of warrants would not violate the Communications Act or any applicable FCC rules.
To the extent within the Company's control, any tender or exchange offer subject to Sections 13 or 14 of the Exchange Act for the Successor Class A common stock, Successor Class B common stock or Special Warrants will be made concurrently and on a pro rata basis (in the case of holders of Special Warrants, based upon their ownership of common stock underlying their Special Warrants on an as-exercised basis) to all holders of Successor Class A common stock, Successor Class B common stock and Special Warrants. Distributions to holders of Special Warrants and payments to holders of Special Warrants pursuant to a tender or exchange offer for Special Warrants subject to Sections 13 or 14 of the Exchange Act will be made in compliance with FCC ownership conditions.
The number of shares of the Successor Company's common stock to be received upon exercise of each special warrant is subject to adjustment from time to time. Such number will increase or decrease proportionally upon any increase or decrease in the number of shares of the Successor Company's common stock outstanding resulting from any subdivisions, splits, combination or reverse splits (except in connection with a change of control). The Company is not required to issue fractional shares in connection with the exercise of Special Warrants, and may either pay an amount in cash in lieu of such fractional shares or round the number of shares received to the nearest whole number. The exercise price is not subject to any adjustment.
Upon the occurrence of any reclassification or recapitalization whereby holders of the Successor Company's common stock are entitled to receive proceeds in cash, stock, securities or other assets or property with respect to or in exchange for common stock, holders who exercise Special Warrants are entitled to receive such proceeds commensurate with the number of shares of common stock they would have received if they had exercised their Special Warrants immediately prior to such reclassification or recapitalization. Upon a change of control in which the only consideration payable to holders of common stock is cash, each special warrant will be deemed to be exercised immediately prior to the consummation of such change of control and the holder will receive solely the cash consideration to which such holder would have been entitled as a result of such change of control. Upon a change of control in which the consideration payable to holders of common stock is other than only cash, at the Company's option, each special warrant will be either (A) assumed by the party surviving such change of control and will continue to be exercisable for the kind and amount of consideration to which such holder would have been entitled as a result of such change of control had the special warrant been exercised immediately prior, or (B) if not assumed by the party surviving such change of control, deemed to be exercised immediately prior to the consummation of such change of control and the holder will receive the consideration to which such holder would have been entitled as a result of such Change of Control, less the exercise price, as though the special warrant had been exercised immediately prior.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Special Warrants will expire on the earlier of the twentieth anniversary of the issuance date and the occurrence of a change in control of the Company.
Computation of Income (Loss) per Share

(In thousands, except per share data)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2019	2019	2018
NUMERATOR:
Net loss attributable to the Company – common shares	$38,793	$11,298,524	$(69,899)
Less:
Non-controlling interest from discontinued operations, net of tax - common shares	$—	$(2,190)	$(3,609)
Income (loss) from discontinued operations, net of tax	—	1,854,677	(33,229)
Total income (loss) from discontinued operations, net of tax - common shares	$—	$1,852,487	$(36,838)
Income (loss) from continuing operations	$38,793	$9,446,037	$(33,061)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,275	85,652	85,280
Stock options and restricted stock(2):	23	—	—
Weighted average common shares outstanding - diluted	145,298	85,652	85,280

Net loss attributable to the Company per common share:
From continuing operations - Basic	$0.27	$110.28	$(0.39)
From discontinued operations - Basic	$—	$21.63	$(0.43)
From continuing operations - Diluted	$0.27	$110.28	$(0.39)
From discontinued operations - Diluted	$—	$21.63	$(0.43)

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands, except per share data)	Successor Company	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2019	2019	2018
NUMERATOR:
Net loss attributable to the Company – common shares	$38,793	$11,184,141	$(486,893)
Less:
Non-controlling interest from discontinued operations, net of tax - common shares	$—	$19,028	$12,437
Income (loss) from discontinued operations, net of tax	—	1,685,123	(157,477)
Total income (loss) from discontinued operations, net of tax - common shares	$—	$1,704,151	$(145,040)
Income (loss) from continuing operations	$38,793	$9,479,990	$(341,853)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,275	86,241	85,248
Stock options and restricted stock(2):	23	—	—
Weighted average common shares outstanding - diluted	145,298	86,241	85,248

Net loss attributable to the Company per common share:
From continuing operations - Basic	$0.27	$109.92	$(4.01)
From discontinued operations - Basic	$—	$19.76	$(1.70)
From continuing operations - Diluted	$0.27	$109.92	$(4.01)
From discontinued operations - Diluted	$—	$19.76	$(1.70)

(1)
The 81,453,648 Special Warrants issued at Emergence are included in both the basic and diluted weighted average common shares outstanding of the Successor Company for the Period from May 2, 2019 through June 30, 2019.

(2)
Outstanding equity awards of 1.3 million for the Successor Company for the Period from May 2, 2019 through June 30, 2019 were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Outstanding equity awards of 5.9 million, 8.0 million, 5.9 million and 8.0 million of the Predecessor Company for the Period from April 1, 2019 through May 1, 2019, the three months ended June 30, 2018, the Period from January 1, 2019 through May 1, 2019 and the six months ended June 30, 2018 respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 12 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the Period from May 2, 2019 through June 30, 2019 (Successor), the Period from April 1, 2019 through May 2 (Predecessor), the three months ended June 30, 2018 (Predecessor), the Period from January 1, 2019 through May 2 (Predecessor) and the six months ended June 30, 2018 (Predecessor).

NOTE 13 – SEGMENT DATA
The Company’s primary business is included in its Audio segment. Revenue and expenses earned and charged between Audio, Corporate and the Company's Audio & Media Services businesses are eliminated in consolidation.  The Audio segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Audio & Media Services business provides other audio and media services, including the Company’s media representation business and its provider of scheduling and broadcast software.  Corporate includes infrastructure and support, including executive, information technology, human resources, legal, finance and administrative functions for the Company’s businesses. Share-based payments are recorded in corporate expense.
In conjunction with the Separation and the Reorganization, the Company revised its segment reporting, as discussed in Note 1.
The following table presents the Company's segment results for the Successor Company for the Period from May 2, 2019 through June 30, 2019:

Successor Company
(In thousands)	Audio	Audio & Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Period from May 2, 2019 through June 30, 2019
Revenue	$596,230	$40,537	$—	$(1,121)	$635,646
Direct operating expenses	179,471	4,872	—	(52)	184,291
Selling, general and administrative expenses	206,006	22,195	—	(1,061)	227,140
Corporate expenses	—	—	34,398	(8)	34,390
Depreciation and amortization	54,577	3,619	1,187	—	59,383
Other operating expense, net	—	—	3,246	—	3,246
Operating income (loss)	$156,176	$9,851	$(32,339)	$—	$133,688
Intersegment revenues	$112	$1,009	$—	$—	$1,121
Capital expenditures	$13,554	$830	$3,051	$—	$17,435
Share-based compensation expense	$—	$—	$3,039	$—	$3,039

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's segment results for the Predecessor Company for the periods noted. The presentation of prior period amounts has been restated to conform to the presentation of the Successor period.

Predecessor Company
(In thousands)	Audio	Audio and Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Period from April 1, 2019 through May 1, 2019
Revenue	$260,461	$17,970	$—	$(757)	$277,674
Direct operating expenses	90,254	2,549	—	(222)	92,581
Selling, general and administrative expenses	93,880	10,203	—	(531)	103,552
Corporate expenses			18,983	(4)	18,979
Depreciation and amortization	11,682	1,204	1,658	—	14,544
Other operating expense, net	—	—	(127)	—	(127)
Operating income (loss)	$64,645	$4,014	$(20,768)	$—	$47,891
Intersegment revenues	$56	$701	$—	$—	$757
Capital expenditures	$11,136	$577	$1,530	$—	$13,243
Share-based compensation expense	$—	$—	$105	$—	$105

Three Months Ended June 30, 2018
Revenue	$831,948	$61,417	$—	$(1,601)	$891,764
Direct operating expenses	256,861	6,930	—	(39)	263,752
Selling, general and administrative expenses	298,644	31,118	—	(1,562)	328,200
Corporate expenses	—	—	52,478	—	52,478
Depreciation and amortization	55,245	4,508	5,124	—	64,877
Other operating expense, net	—	—	(1,218)	—	(1,218)
Operating income (loss)	$221,198	$18,861	$(58,820)	$—	$181,239
Intersegment revenues	$—	$1,601	$—	$—	$1,601
Capital expenditures	$14,877	$654	$1,744	$—	$17,275
Share-based compensation expense	$—	$—	$594	$—	$594

Period from January 1, 2019 through May 1, 2019
Revenue	$1,006,677	$69,362	$—	$(2,568)	$1,073,471
Direct operating expenses	350,501	9,559	—	(364)	359,696
Selling, general and administrative expenses	396,032	42,497	—	(2,184)	436,345
Corporate expenses			66,040	(20)	66,020
Depreciation and amortization	40,982	5,266	6,586	—	52,834
Impairment charges	—	—	91,382	—	91,382
Other operating expense, net	—	—	(154)	—	(154)
Operating income (loss)	$219,162	$12,040	$(164,162)	$—	$67,040
Intersegment revenues	$243	$2,325	$—	$—	$2,568
Capital expenditures	$31,177	$1,263	$3,757	$—	$36,197
Share-based compensation expense	$—	$—	$498	$—	$498

Six Months Ended June 30, 2018
Revenue	$1,557,050	$110,759	$—	$(3,273)	$1,664,536
Direct operating expenses	490,802	14,108	—	(92)	504,818
Selling, general and administrative expenses	614,561	62,898	—	(3,167)	674,292
Corporate expenses	—	—	105,390	(14)	105,376
Depreciation and amortization	112,294	9,558	10,399	—	132,251
Other operating income, net	—	—	(4,450)	—	(4,450)
Operating income (loss)	$339,393	$24,195	$(120,239)	$—	$243,349
Intersegment revenues	$—	$3,273	$—	$—	$3,273
Capital expenditures	$23,878	$770	$2,658	$—	$27,306
Share-based compensation expense	$—	$—	$1,172	$—	$1,172

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
iHeartCommunications Line of Credit

On the Effective Date, iHeartCommunications entered into a revolving loan agreement with CCOL and Clear Channel International, Ltd., both subsidiaries of CCOH, governing a revolving credit facility that provides for borrowings of up to $200 million. The iHeartCommunications line of credit is unsecured. On July 30, 2019, in connection with the consummation of an underwritten public offering of common stock of CCOH, CCOL terminated the iHeartCommunications line of credit. As of June 30, 2019 and the date of termination, there were no amounts drawn under the facility.
Transition Services Agreement

Pursuant to the Transition Services Agreement between us, iHeartMedia Management Services, Inc. (‘‘iHM Management Services’’), iHeartCommunications and CCOH, for one year from the Effective Date (subject to certain rights of New CCOH to extend up to one additional year, as described below), iHM Management Services has agreed to provide, or cause us, iHeartCommunications, iHeart Operations or any member of the iHeart Group to provide, CCH with certain administrative and support services and other assistance which CCH will utilize in the conduct of its business as such business was conducted prior to the Separation. The transition services may include, among other things, (a) treasury, payroll and other financial related services, (b) certain executive officer services, (c) human resources and employee benefits, (d) legal and related services, (e) information systems, network and related services, (f) investment services and (g) procurement and sourcing support.

The charges for the transition services will generally be intended to be consistent with the Corporate Services Agreement. The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount or number of users of a service. New CCOH may request an extension of the term for all services or individual services for one-month periods for up to an additional 12 months, and the price for transition services provided during such extended term will be increased for any service other than those identified in the schedules to the Transition Services Agreement as an ‘‘IT Service’’ or any other service the use and enjoyment of which requires the use of another IT Service. New CCOH may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently.

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
Our primary business provides media and entertainment services via broadcast and digital delivery, including our networks businesses, through our Audio segment. We also operate businesses that provide audio and media services, including our full-service media representation business, Katz Media Group (“Katz Media”) and our provider of scheduling and broadcast software and services, Radio Computing Servicing ("RCS"). Following the Separation, we ceased to operate the outdoor business, which prior to the Separation was presented as our Americas outdoor segment and our International outdoor segment. The historical results of the outdoor business have been reclassified as results from discontinued operations.
On May 1, 2019, we consummated the Separation and Reorganization, resulting in a substantial reduction in our long-term indebtedness and corresponding cash interest expenses, and significantly extending the maturities of our outstanding indebtedness, as more fully described under “Liquidity and Capital Resources” below. Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms including podcasting, networks and live events. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe that our ability to generate free cash flow from these business initiatives coupled with the significant reduction in interest payments due to our reduced level of indebtedness and the elimination of the majority of our near-term debt maturities will enable us to generate sufficient cash flows to operate our businesses and de-lever our balance sheet over time.
Description of our Business
Our Audio strategy centers on delivering entertaining and informative content where our listeners want to find us across multiple platforms, including broadcast, mobile and digital, as well as events. Our primary source of revenue is derived from selling broadcast local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We are working closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. We continue to expand the choices for listeners and we deliver our content and sell advertising across multiple distribution channels including digitally via our iHeartRadio mobile application, our station websites and other digital platforms which reach national, regional and local audiences. We also generate revenues from our networks, including Premiere and Total Traffic & Weather, as well as through sponsorships and our nationally recognized live events and other revenue streams. We also generate revenue by providing audio and media services to radio and TV broadcast industry participants through our Katz Media and RCS businesses.
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  Our broadcast national and local revenue, as well as our Katz Media revenue, are generally impacted by political cycles.
Emergence from Bankruptcy
On March 14, 2018, iHeartMedia, Inc. (the “Company,” "iHeartMedia," "we" or "us"), iHeartCommunications, Inc. (“iHeartCommunications”) and certain of the Company's direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). On April 28, 2018, the Debtors filed a plan of reorganization and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court, which was subsequently amended by filing the second, third, fourth and fifth amended Plan of Reorganization and amended versions of the Disclosure Statement. On January 22, 2019, the Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and Its Debtor Affiliates (as further modified, the “Plan of Reorganization”) was confirmed by the Bankruptcy Court.
On May 1, 2019 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which Clear Channel Outdoor Holdings, Inc. (“CCOH”), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims

(“Claimholders”) in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million senior secured asset-based revolving credit facility (the “ABL Facility”) and (B) issuing to certain Claimholders, on account of their claims, approximately $3.5 billion aggregate principal amount of new senior secured term loans (the “Term Loan Facility”), approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications’ Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
All of the existing equity of the Company was canceled on the Effective Sate pursuant to the Plan of Reorganization.
Beginning on the Effective Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after May 1, 2019 are not comparable with the consolidated financial statements on or prior to that date. Refer to Note 3, "Fresh Start Accounting," to our Consolidated Financial Statements for further details.
Executive Summary
The key developments that impacted our business during the quarter are summarized below:

•	Our Plan of Reorganization became effective May 1, 2019 resulting in the Separation of the Outdoor business and emerging from the Chapter 11 Cases with a significantly de-leveraged capital structure.

•
As a result of our emergence from the Chapter 11 Cases, we reduced our long-term debt from approximately $16 billion to approximately $5.8 billion and reduced our leverage from approximately 13x to approximately 2.9x.

•	Revenue of $913.3 million increased $21.6 million or 2.4% during the Combined Predecessor and Successor three-month period ended June 30, 2019 compared to the same period of 2018.

•	Operating income of $181.6 million was up from $181.2 million in the prior year’s quarter.

•	Adjusted EBITDA of $262.9 million, up 3.2% year-over-year.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	Three Months Ended June 30,	%
	2019	2019	2019	2018	Change
Revenue	$635,646	$277,674	$913,320	$891,764	2.4%
Operating income	$133,688	$47,891	$181,579	$181,239	0.2%
Adjusted EBITDA	194,753	68,097	262,850	254,784	3.2%
Net income (loss)	$38,793	11,300,714	11,339,507	(66,290)	nm
As of June 30, 2019, we had 56,873,782 shares of Class A Common Stock, 6,947,567 shares of Class B Common Stock and 81,453,648 warrants convertible into Class A or Class B Common Stock outstanding.

In addition, on August 7, 2019, iHeartCommunications completed the sale of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 (the "New Senior Secured Notes") in a private placement. We used the net proceeds from the New Senior Secured Notes, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility.

Results of Operations
Our financial results for the periods from April 1, 2019 through May 1, 2019, from January 1, 2019 through May 1, 2019 and for the three and six months ended June 30, 2018 are referred to as those of the “Predecessor” period. Our financial results for the period from May 2, 2019 through June 30, 2019 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from April 1, 2019 through May 1, 2019, from January 1, 2019 through May 1, 2019 and the period from May 2, 2019 through June 30, 2019 separately, management views the Company’s operating results for the three and six months ended June 30, 2019 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
The Company cannot adequately benchmark the operating results of the period from May 2, 2019 through June 30, 2019 against any of the previous periods reported in its Consolidated Financial Statements without combining it with the period from April 1, 2019 through May 1, 2019 and the period from January 1, 2019 through May 1, 2019 and does not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, operating income and Adjusted EBITDA for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the three and six months ended June 30, 2019.
The combined results for the three months ended June 30, 2019, which we refer to herein as the results for the "three months ended June 30, 2019" represent the sum of the reported amounts for the Predecessor period from April 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through June 30, 2019. The combined results for the six months ended June 30, 2019, which we refer to herein as the results for the "six months ended June 30, 2019" represent the sum of the reported amounts for the Predecessor period from January 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through June 30, 2019. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

The table below presents the comparison of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2019	2019	2018
Revenue	$635,646	$277,674	$913,320	$891,764
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	184,291	92,581	276,872	263,752
Selling, general and administrative expenses (excludes depreciation and amortization)	227,140	103,552	330,692	328,200
Corporate expenses (excludes depreciation and amortization)	34,390	18,979	53,369	52,478
Depreciation and amortization	59,383	14,544	73,927	64,877
Other operating income (expense), net	3,246	(127)	3,119	(1,218)
Operating income	133,688	47,891	181,579	181,239
Interest expense (income), net	69,711	(400)	69,311	10,613
Gain on investments, net	—	—	—	9,175
Equity in loss of nonconsolidated affiliates	(24)	(59)	(83)	(32)
Other income (expense), net	(9,157)	150	(9,007)	(2,058)
Reorganization items, net	—	9,497,944	9,497,944	(68,740)
Income from continuing operations before income taxes	54,796	9,546,326	9,601,122	108,971
Income tax benefit (expense)	(16,003)	(100,289)	(116,292)	(142,032)
Income (loss) from continuing operations	38,793	9,446,037	9,484,830	(33,061)
Income (loss) from discontinued operations, net of tax	—	1,854,677	1,854,677	(33,229)
Net income (loss)	38,793	11,300,714	11,339,507	(66,290)
Less amount attributable to noncontrolling interest	—	2,190	2,190	3,609
Net income (loss) attributable to the Company	$38,793	$11,298,524	$11,337,317	$(69,899)

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2019	2019	2018
Revenue	$635,646	$1,073,471	$1,709,117	$1,664,536
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	184,291	359,696	543,987	504,818
Selling, general and administrative expenses (excludes depreciation and amortization)	227,140	436,345	663,485	674,292
Corporate expenses (excludes depreciation and amortization)	34,390	66,020	100,410	105,376
Depreciation and amortization	59,383	52,834	112,217	132,251
Impairment charges	—	91,382	91,382	—
Other operating income (expense), net	3,246	(154)	3,092	(4,450)
Operating income	133,688	67,040	200,728	243,349
Interest expense (income), net	69,711	(499)	69,212	331,746
Gain (loss) on investments, net	—	(10,237)	(10,237)	9,175
Equity in loss of nonconsolidated affiliates	(24)	(66)	(90)	(63)
Other income (expense), net	(9,157)	23	(9,134)	(22,474)
Reorganization items, net	—	9,461,826	9,461,826	(260,795)
Income (loss) from continuing operations before income taxes	54,796	9,519,085	9,573,881	(362,554)
Income tax benefit (expense)	(16,003)	(39,095)	(55,098)	20,701
Income (loss) from continuing operations	38,793	9,479,990	9,518,783	(341,853)
Income (loss) from discontinued operations, net of tax	—	1,685,123	1,685,123	(157,477)
Net income (loss)	38,793	11,165,113	11,203,906	(499,330)
Less amount attributable to noncontrolling interest	—	(19,028)	(19,028)	(12,437)
Net income (loss) attributable to the Company	$38,793	$11,184,141	$11,222,934	$(486,893)
The tables below present the comparison of our revenue streams for the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2019	2019	2018
Broadcast Radio	$390,540	$170,632	$561,172	$568,968
Digital	64,238	26,840	91,078	68,574
Networks	105,426	50,889	156,315	146,981
Sponsorship and Events	31,790	10,617	42,407	41,256
Audio and Media Services	40,537	17,970	58,507	61,417
Other	4,236	1,483	5,719	6,169
Eliminations	(1,121)	(757)	(1,878)	(1,601)
Revenue, total	$635,646	$277,674	$913,320	$891,764

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2019	2019	2018
Broadcast Radio	$390,540	$657,864	$1,048,404	$1,059,111
Digital	64,238	102,789	167,027	127,941
Networks	105,426	189,088	294,514	279,032
Sponsorship and Events	31,790	50,330	82,120	79,148
Audio and Media Services	40,537	69,362	109,899	110,759
Other	4,236	6,606	10,842	11,818
Eliminations	(1,121)	(2,568)	(3,689)	(3,273)
Revenue, total	$635,646	$1,073,471	$1,709,117	$1,664,536
Combined results for the three months ended June 30, 2019 compared to the consolidated results for the three months ended June 30, 2018 and combined results for the six months ended June 30, 2019 compared to the consolidated results for the six months ended June 30, 2018 were as follows:
Revenue
Revenue increased $21.6 million during the three months ended June 30, 2019 compared to the same period of 2018. Revenue increased as a result of higher digital revenue which increased $22.5 million driven by growth in podcasting, primarily as a result of our acquisition of Stuff Media in October 2018, as well as other digital revenue, including live radio and other on-demand services. Broadcast spot revenue decreased $7.8 million, primarily driven by an $8.1 million decrease in political revenue as a result of 2018 being a mid-term congressional election year, partially offset by increased programmatic buying by our national customers. Revenue from our Network businesses, including both Premiere and Total Traffic & Weather, increased $8.9 million, and Audio and Media Services revenue decreased $2.9 million as a result of a $4.1 million decrease in political revenue.
Revenue increased $44.6 million during the six months ended June 30, 2019 compared to the same period of 2018. The increase in revenue is primarily due to higher digital revenue of $39.1 million driven by growth in podcasting, primarily as a result of our acquisition of Stuff Media in October 2018, as well as other digital revenue, including live radio and other on-demand services and revenue from our Network businesses, including both Premiere and Total Traffic & Weather, which increased $15.0 million. Broadcast spot revenue decreased $10.7 million, primarily due to a $10.9 million decrease in political revenue as a result of 2018 being a mid-term congressional election year. Audio and Media Services revenue decreased $0.9 million due to a $5.1 million decrease in political revenue.
Direct Operating Expenses
Direct operating expenses increased $13.1 million during the three months ended June 30, 2019 compared to the same period of 2018. Higher direct operating expenses were driven primarily by higher variable expenses, including digital royalties, content costs and production expenses from higher podcasting and digital subscription revenue. We also incurred a $1.2 million increase as a result of the application of fresh start accounting, and a $1.2 million increase due to the impact of the adoption of the new leasing standard in the first quarter of 2019.
Direct operating expenses increased $39.2 million during the six months ended June 30, 2019 compared to the same period of 2018. Higher direct operating expenses were driven primarily by higher digital royalties, content costs and compensation-related expenses from higher podcasting and digital subscription revenue, as well as higher production costs related to our events, including the iHeartRadio Music Awards. We also incurred a $2.4 million increase in lease expense due to the impact of the adoption of the new leasing standard in the first quarter of 2019.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $2.5 million during the three months ended June 30, 2019 compared to the same period of 2018. Higher employee costs, primarily driven by the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018, were partially offset by lower commissions as a result of our revenue mix and by a $1.3 million impact as a result of the application of fresh start accounting.

SG&A expenses decreased $10.8 million during the six months ended June 30, 2019 compared to the same period of 2018. The decrease in our SG&A expenses was due to lower trade and barter expenses, primarily resulting from timing, partially offset by higher employee costs, primarily driven by the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018.
Corporate Expenses
Corporate expenses decreased $0.9 million during the three months ended June 30, 2019 compared to the same period of 2018, primarily as a result of lower variable incentive compensation expense, partially offset by higher employee benefit costs and share-based compensation expense, which increased $2.5 million as a result of a new equity compensation plan entered in connection with our Plan of Reorganization.
Corporate expenses decreased $5.0 million during the six months ended June 30, 2019 compared to the same period of 2018, primarily as a result of lower variable incentive compensation, partially offset by higher employee benefit costs and share-based compensation expense, which increased $2.3 million as a result of a new equity compensation plan entered in connection with our Plan of Reorganization.
Depreciation and Amortization
Depreciation and amortization increased $9.1 million and $20.0 million during the three and six months ended June 30, 2019, compared to the same periods of 2018, respectively, primarily as a result of the application of fresh start accounting, which resulted in significantly higher values of our tangible and intangible long-lived assets.
Impairment Charges
We perform our annual impairment test on our goodwill, Federal Communication Commission ("FCC") licenses, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.  We recognized non-cash impairment charges of $91.4 million in the six months ended June 30, 2019 on our indefinite-lived FCC licenses as a result of an increase in the weighted average cost of capital used in performing the annual impairment test. See Note 4 to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Income (Expense), Net
Other operating income, net of $3.1 million and Other operating expense, net of $1.2 million for the three months ended June 30, 2019 and 2018, respectively, and Other operating income, net of $3.1 million and Other operating expense, net of $4.5 million for the six months ended June 30, 2019 and 2018, respectively, relate to net gains and losses recognized on asset disposals.
Interest Expense
Interest expense increased $58.7 million and $262.5 million during the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018 as a result of the interest recognized in connection with our emergence from the Chapter 11 Cases and the new debt issued upon emergence. In the Predecessor periods, we ceased to accrue interest expense on long-term debt, which was reclassified as Liabilities subject to compromise as of the Petition Date, resulting in $135.9 million and $533.4 million in contractual interest not being accrued in the three and six months ended June 30, 2019, respectively and $373.9 million and $440.3 million in contractual interest not being accrued in the three and six months ended June 30, 2018, respectively.
Loss on Investments, net
During the six months ended June 30, 2019, we recognized a loss of $10.2 million, primarily in connection with other-than-temporary declines in the value of our investments. Gain on investments, net was $9.2 million for the six months ended June 30, 2018.
Other Expense, Net
Other expense, net was $9.0 million and $9.1 million for the three and six months ended June 30, 2019, respectively, which related primarily to professional fees incurred in connection with the Chapter 11 Cases in the Successor period. Such expenses were included within Reorganization items, net in the Predecessor period.

Other expense, net was $2.1 million and $22.5 million for the three and six months ended June 30, 2018, respectively. Amounts in the six months ended June 30, 2018 related primarily to professional fees incurred directly in connection with the Chapter 11 Cases before the March 14, 2018 Petition Date. Such expenses were included within Reorganization items, net in the post-petition period.

Reorganization Items, Net

During the three and six months ended June 30, 2019, we recognized Reorganization items, net of $9,497.9 million and $9,461.8 million, respectively, related to our emergence from the Chapter 11 Cases, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. In addition, Reorganization items, net included professional fees recognized between the March 14, 2018 Petition Date and the May 1, 2019 Effective Date in connection with the Chapter 11 Cases. See Note 3 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

During the three and six months ended June 30, 2018, we recognized Reorganization items, net of $(68.7) million and $(260.8) million, respectively, related to the Chapter 11 Cases, consisting of the write-off of long-term debt fees and original issue discounts on debt subject to compromise, costs incurred in connection with our DIP facility and professional fees. See Note 3 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Income Tax Benefit (Expense)

The effective tax rate for the Successor Company for the Period from May 2, 2019 through June 30, 2019 was 29.2%. The effective tax rate for continuing operations of the Predecessor Company for Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) was 1.1%, and 0.4%, respectively. The income tax expense for the Period from April 1, 2019 through May 1 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1)tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.

The effective tax rate for continuing operations for the three and six months ended June 30, 2018 was 130.3% and 5.7%, respectively. The 2018 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period interest expense limitation carryforward in U.S. federal and certain state jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.

As a result of the Plan of Reorganization, the Company expects the majority of its federal NOL carryforwards and certain state NOL carryforwards to be reduced or eliminated as a result of the CODI realized from the bankruptcy emergence. Pursuant to the attribute reduction and ordering rules set forth in the Internal Revenue Code of 1986, as amended (the “Code”), the reduction in the Company’s tax attributes for excludible CODI does not occur until the last day of the Company’s tax year, December 31, 2019. Accordingly, the tax adjustments recorded in the Predecessor period represent our best estimate using all available information at June 30, 2019. Additionally, the Company recognized a capital loss for tax purposes as a result of the series of transactions to effect the Plan of Reorganization. This capital loss may be carried forward to offset capital gains recognized by the Company in the next five years, subject to annual limitations under Section 382 of the Code. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company’s ability to utilize the carryforward prior to its expiration. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on the Company’s tax attributes and tax basis in assets will be refined based on the Company’s final December 31, 2019 financial position as required under the Code. The final tax impacts on the companies tax attributes could change significantly from the current estimates.

The table below presents the comparison of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2019	2019	2018
Revenue	$635,646	$277,674	$913,320	$891,764
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	184,291	92,581	276,872	263,752
Selling, general and administrative expenses (excludes depreciation and amortization)	227,140	103,552	330,692	328,200
Corporate expenses (excludes depreciation and amortization)	34,390	18,979	53,369	52,478
Depreciation and amortization	59,383	14,544	73,927	64,877
Other operating income (expense), net	3,246	(127)	3,119	(1,218)
Operating income	133,688	47,891	181,579	181,239
Interest expense (income), net	69,711	(400)	69,311	10,613
Gain on investments, net	—	—	—	9,175
Equity in loss of nonconsolidated affiliates	(24)	(59)	(83)	(32)
Other income (expense), net	(9,157)	150	(9,007)	(2,058)
Reorganization items, net	—	9,497,944	9,497,944	(68,740)
Income from continuing operations before income taxes	54,796	9,546,326	9,601,122	108,971
Income tax benefit (expense)	(16,003)	(100,289)	(116,292)	(142,032)
Income (loss) from continuing operations	38,793	9,446,037	9,484,830	(33,061)
Income (loss) from discontinued operations, net of tax	—	1,854,677	1,854,677	(33,229)
Net income (loss)	38,793	11,300,714	11,339,507	(66,290)
Less amount attributable to noncontrolling interest	—	2,190	2,190	3,609
Net income (loss) attributable to the Company	$38,793	$11,298,524	$11,337,317	$(69,899)

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2019	2019	2018
Revenue	$635,646	$1,073,471	$1,709,117	$1,664,536
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	184,291	359,696	543,987	504,818
Selling, general and administrative expenses (excludes depreciation and amortization)	227,140	436,345	663,485	674,292
Corporate expenses (excludes depreciation and amortization)	34,390	66,020	100,410	105,376
Depreciation and amortization	59,383	52,834	112,217	132,251
Impairment charges	—	91,382	91,382	—
Other operating income (expense), net	3,246	(154)	3,092	(4,450)
Operating income	133,688	67,040	200,728	243,349
Interest expense (income), net	69,711	(499)	69,212	331,746
Gain (loss) on investments, net	—	(10,237)	(10,237)	9,175
Equity in loss of nonconsolidated affiliates	(24)	(66)	(90)	(63)
Other income (expense), net	(9,157)	23	(9,134)	(22,474)
Reorganization items, net	—	9,461,826	9,461,826	(260,795)
Income (loss) from continuing operations before income taxes	54,796	9,519,085	9,573,881	(362,554)
Income tax benefit (expense)	(16,003)	(39,095)	(55,098)	20,701
Income (loss) from continuing operations	38,793	9,479,990	9,518,783	(341,853)
Income (loss) from discontinued operations, net of tax	—	1,685,123	1,685,123	(157,477)
Net income (loss)	38,793	11,165,113	11,203,906	(499,330)
Less amount attributable to noncontrolling interest	—	(19,028)	(19,028)	(12,437)
Net income (loss) attributable to the Company	$38,793	$11,184,141	$11,222,934	$(486,893)
The tables below present the comparison of our revenue streams for the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2019	2019	2018
Broadcast Radio	$390,540	$170,632	$561,172	$568,968
Digital	64,238	26,840	91,078	68,574
Networks	105,426	50,889	156,315	146,981
Sponsorship and Events	31,790	10,617	42,407	41,256
Audio and Media Services	40,537	17,970	58,507	61,417
Other	4,236	1,483	5,719	6,169
Eliminations	(1,121)	(757)	(1,878)	(1,601)
Revenue, total	$635,646	$277,674	$913,320	$891,764

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2019	2019	2018
Broadcast Radio	$390,540	$657,864	$1,048,404	$1,059,111
Digital	64,238	102,789	167,027	127,941
Networks	105,426	189,088	294,514	279,032
Sponsorship and Events	31,790	50,330	82,120	79,148
Audio and Media Services	40,537	69,362	109,899	110,759
Other	4,236	6,606	10,842	11,818
Eliminations	(1,121)	(2,568)	(3,689)	(3,273)
Revenue, total	$635,646	$1,073,471	$1,709,117	$1,664,536

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2019	2019	2018
Net income (loss)	$38,793	$11,300,714	$11,339,507	$(66,290)
(Income) loss from discontinued operations, net of tax	—	(1,854,677)	(1,854,677)	33,229
Income tax expense	16,003	100,289	116,292	142,032
Interest expense (income), net	69,711	(400)	69,311	10,613
Depreciation and amortization	59,383	14,544	73,927	64,877
EBITDA from continuing operations	$183,890	$9,560,470	$9,744,360	$184,461
Reorganization items, net	—	(9,497,944)	(9,497,944)	68,740
Gain on investments, net	—	—	—	(9,175)
Other (income) expense, net	9,157	(150)	9,007	2,058
Equity in loss of nonconsolidated affiliates	24	59	83	32
Other operating (income) expense, net	(3,246)	127	(3,119)	1,218
Share-based compensation	3,039	105	3,144	594
Restructuring and reorganization expenses	1,889	5,430	7,319	6,856
Adjusted EBITDA from continuing operations(1)	$194,753	$68,097	$262,850	$254,784

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2019	2019	2018
Net income (loss)	$38,793	$11,165,113	$11,203,906	$(499,330)
(Income) loss from discontinued operations, net of tax	—	(1,685,123)	(1,685,123)	157,477
Income tax (benefit) expense	16,003	39,095	55,098	(20,701)
Interest expense (income), net	69,711	(499)	69,212	331,746
Depreciation and amortization	59,383	52,834	112,217	132,251
EBITDA from continuing operations	$183,890	$9,571,420	$9,755,310	$101,443
Reorganization items, net	—	(9,461,826)	(9,461,826)	260,795
(Gain) loss on investments, net	—	10,237	10,237	(9,175)
Other (income) expense, net	9,157	(23)	9,134	22,474
Equity in loss of nonconsolidated affiliates	24	66	90	63
Impairment charges	—	91,382	91,382	—
Other operating (income) expense, net	(3,246)	154	(3,092)	4,450
Share-based compensation	3,039	498	3,537	1,172
Restructuring and reorganization expenses	1,889	13,241	15,130	13,536
Adjusted EBITDA from continuing operations(1)	$194,753	$225,149	$419,902	$394,758

(1)
We define Adjusted EBITDA as consolidated Operating income adjusted to exclude restructuring and reorganization expenses included within Direct operating expenses, Selling, General and Administrative expenses, (“SG&A”) and Corporate expenses and non-cash compensation expenses included within Corporate expenses, as well as the following line items presented in our Statements of Operations:

Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude (Income) loss from discontinued operations, net of tax, Income tax (benefit) expense, Interest expense, Depreciation and amortization, Reorganization items, net, Other (income) expense, net, Gain (loss) on investments, net, Other (income) expense, net, Equity in earnings (loss) of nonconsolidated affiliates, Impairment charges, Other operating (income) expense, net, Share-based compensation, and Restructuring and reorganization expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives. Reorganization expenses primarily include the amortization of retention bonus amounts paid or payable to certain members of management directly as a result of the Reorganization. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the types of events and transactions which are excluded.
Share-Based Compensation Expense
Historically, we had granted restricted shares of the Company's Class A common stock to certain key individuals. In connection with the effectiveness of our Plan of Reorganization, all unvested restricted shares were canceled.
Pursuant to the new equity incentive plan we entered into in connection with the effectiveness of our Plan of Reorganization, we have granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $3.1 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $3.5 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2019, there was $79.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.9 years. In addition, as of June 30, 2019, there was $3.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on market performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2019	2019	2018
Cash provided by (used for):
Operating activities	$83,201	$(40,186)	$43,015	$444,357
Investing activities	$(17,787)	$(261,144)	$(278,931)	$(78,285)
Financing activities	$(684)	$(55,557)	$(56,241)	$(360,821)

Operating Activities
Cash provided by operating activities was $43.0 million during the six months ended June 30, 2019 compared to $444.4 million of cash provided by operating activities during the six months ended June 30, 2018.  The decrease in cash provided by operating activities is primarily attributed to cash paid in relation to Reorganization items, net of $196.3 million during the six months ended June 30, 2019, the impact of Separation of CCOH of $115.9 million and changes in working capital balances, particularly accounts payable, which were affected by the timing of payments. Cash paid for interest was $137.5 million during the six months ended June 30, 2019 compared to $206.9 million during the six months ended June 30, 2018. The decrease of $69.5 million in cash paid for interest is due primarily to the interest paid on long-term debt in the Predecessor period prior to the Petition Date. The Company ceased to pay interest on long-term debt classified as Liabilities subject to compromise from the Petition Date.
Investing Activities
Cash used for investing activities of $278.9 million during the six months ended June 30, 2019 primarily reflects $222.4 million in cash used for investing activities from discontinued operations. In addition, we used $53.6 million for capital expenditures. We spent $44.7 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $2.1 million in our Audio & Media Services segment, primarily related to acquired software and $6.8 million in Corporate primarily related to equipment and software purchases.
Cash used for investing activities of $78.3 million during the six months ended June 30, 2018 primarily reflects $58.3 million in cash used for investing activities from discontinued operations. In addition, we used $27.3 million for capital expenditures. We spent $23.9 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $0.8 million in our Audio & Media Services segment, primarily related to acquired software and $2.7 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash used for financing activities of $56.2 million during the six months ended June 30, 2019 primarily resulted from the payment by iHeartCommunications to CCOH as CCOH's recovery of its claims under the Due from iHeartCommunications Note, partially offset by $60.0 million in proceeds received from the issuance of the iHeart Operations Preferred Stock.
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
Anticipated Cash Requirements
The Separation and Reorganization resulted in a new capital structure with significantly lower levels of long-term debt and a corresponding decrease in debt service requirements after emergence compared to historical debt levels. As a result of the Separation and Reorganization, our consolidated long-term debt decreased from approximately $16 billion to $5.8 billion. In the six months ended June 30, 2019, we paid $137.5 million of cash interest, and incurred contractual interest of $533.4 million that was not paid.
In connection with the Separation and Reorganization, we paid CCOH $115.8 million in settlement of intercompany payable balances, including settlement of the Due from iHeartCommunications Note and post-petition intercompany balances, $15.8 million to cure contracts, $17.5 million for general unsecured claims, and $196.3 million for professional fees (of which $125 million was paid on the Effective Date).
Our primary sources of liquidity are cash on hand, which consisted of $127.2 million as of June 30, 2019, cash flow from operations and borrowing capacity under our ABL Facility. As of June 30, 2019, we had a facility size of $450.0 million under iHeartCommunications' ABL Facility, had no borrowings outstanding and $59.2 million of outstanding letters of credit, resulting in $390.8 million of excess availability.
We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments and voluntary prepayments of principal on our long-term debt and to fund capital expenditures and other obligations. These other obligations include dividend payments to be due to the investor of preferred stock of iHeart Operations, the terms of which are further described in Note 8 to our financial statements included herein. For 2019, we anticipate that we will have approximately

$400 million of annual cash interest payments. Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms, including podcasting, networks and live events. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe that our ability to generate cash flow from operations from these business initiatives and borrowing capacity under our ABL Facility, taken together, will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments and voluntary prepayments of principal on our long-term debt for at least the next 12 months and thereafter for the foreseeable future.
On August 7, 2019, iHeartCommunications completed the sale of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 (the "New Senior Secured Notes") in a private placement. We used the net proceeds from the New Senior Secured Notes, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under our Term Loan Facility. Our Term Loan Facility called for quarterly principal payments of approximately $8.75 million in addition to interest payments at LIBOR + 4.00%.  As a result of our $740 million prepayment, no such principal payments are required for the remaining term of the Term Loan Facility - resulting in an approximately $35 million annual reduction in required debt service payments.  In addition, annual cash interest payments are expected to be approximately $7 million lower than would have been required before the refinancing transaction.
Sources of Capital
As of June 30, 2019 and December 31, 2018, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	Successor Company	Predecessor Company
	June 30, 2019	December 31, 2018
Term Loan Facility due 2026(1)	$3,498.2	$—
Debtors-in-Possession Facility(2)	—	—
Asset-based Revolving Credit Facility due 2023(2)	—	—
6.375% Senior Secured Notes due 2026	800.0	—
Other Secured Subsidiary Debt	4.4	—
Total Secured Debt	4,302.6	—

8.375% Senior Unsecured Notes due 2027	1,450.0	—
Other Subsidiary Debt	57.9	46.1
Liabilities subject to compromise(3)	—	15,149.5
Total Debt	5,810.5	15,195.6
Less: Cash and cash equivalents	127.2	224.0
	$5,683.3	$14,971.6

(1)
On August 7, 2019, iHeartCommunications issued the New Senior Secured Notes, the proceeds of which were used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility, plus approximately $0.8 million of accrued and unpaid interest to, but not including, the date of prepayment.

(2)
The Debtors-in-Possession Facility (the "DIP" Facility), which terminated with our emergence from the Chapter 11 Cases, provided for borrowings of up to $450.0 million. On the Effective Date, the DIP Facility was repaid and canceled and we entered into the ABL Facility. As of June 30, 2019, we had a facility size of $450.0 million under iHeartCommunications' ABL Facility, had no outstanding borrowings and had $59.2 million of outstanding letters of credit, resulting in $390.8 million of excess availability.

(3)
In connection with our Chapter 11 Cases, the $6.3 billion outstanding under the Senior Secured Credit Facilities, the $1,999.8 million outstanding under the 9.0% Priority Guarantee Notes due 2019, the $1,750.0 million outstanding under the 9.0% Priority Guarantee Notes due 2021, the $870.5 million of 11.25% Priority Guarantee Notes due 2021, the $1,000.0 million outstanding under the 9.0% Priority Guarantee Notes due 2022, the $950.0 million outstanding under the 10.625% Priority Guarantee Notes due 2023, $6.0 million outstanding Other Secured Subsidiary Debt, the $1,781.6 million outstanding under the 14.0% Senior Notes due 2021, the $475.0 million outstanding under the Legacy Notes and $10.8 million outstanding Other Subsidiary Debt were reclassified to Liabilities subject to compromise in our Consolidated Balance Sheet as of December 31, 2018. As of the Petition Date, we ceased accruing interest expense in relation to long-term debt reclassified as Liabilities subject to compromise.

Asset-based Revolving Credit Facility due 2023

On the Effective Date, iHeartCommunications, as borrower, entered into a Credit Agreement (the “ABL Credit Agreement”) with iHeartMedia Capital I, LLC, the direct parent of iHeartCommunications (“Capital I”), as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, Citibank, N.A., as administrative and collateral agent, and the lenders party thereto from time to time, governing the ABL Facility. The ABL Facility includes a letter of credit sub-facility and a swingline loan sub-facility.
Size and Availability

The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments.
Interest Rate and Fees

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a eurocurrency rate or (2) a base rate. The applicable margin for borrowings under the ABL Facility range from 1.25% to 1.75% for eurocurrency borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the ABL Facility based on the most recently delivered borrowing base certificate.

In addition to paying interest on outstanding principal under the ABL Facility, iHeartCommunications is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. iHeartCommunications may also pay customary letter of credit fees.

Maturity

Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate on June 14, 2023.

Prepayments

If at any time, the sum of the outstanding amounts under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility (such lesser amount, the “line cap”), iHeartCommunications is required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. iHeartCommunications may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to eurocurrency rate loans. Any voluntary prepayments made by iHeartCommunications will not reduce iHeartCommunications’ commitments under the ABL Facility.

Guarantees and Security

The ABL Facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications’ Term Loan Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a perfected security interest in the accounts receivable and related assets of iHeartCommunications’ and the guarantors’ accounts receivable, qualified cash and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ Term Loan Facility in such accounts receivable, qualified cash and related assets and proceeds thereof, subject to permitted liens and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $40.0 million and (b) 10% of the aggregate commitments under the ABL Facility, in each case, for two consecutive business days (a “Trigger Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Trigger Event, and must continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $40.0 million and (y) 10% of the aggregate commitments under the ABL Facility, in each case, for 20 consecutive calendar days, at which time the Trigger Event shall no longer be deemed to be occurring.

Term Loan Facility due 2026

On the Effective Date, iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Citibank N.A., as administrative and collateral agent, governing the approximately $3.5 billion Term Loan Facility. On the Effective Date, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the Term Loan Facility to certain Claimholders pursuant to the Plan of Reorganization. The Term Loan Facility matures on May 1, 2026.

Interest Rate and Fees

Term loans under the Term Loan Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate or (2) a eurocurrency rate. The applicable rate for such term loans is 3.00% with respect to base rate loans and 4.00% with respect to eurocurrency rate loans.

Collateral and Guarantees

The Term Loan Facility is guaranteed by Capital I and each of iHeartCommunications’ existing and future material wholly-owned restricted subsidiaries, subject to certain exceptions. All obligations under the Term Loan Facility, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first priority lien in substantially all of the assets of iHeartCommunications and all of the guarantors’ assets, including a lien on the capital stock of iHeartCommunications and certain of its subsidiaries owned by a guarantor, other than the accounts receivable and related assets of iHeartCommunications and all of the subsidiary guarantors, and by a second priority lien on accounts receivable and related assets securing iHeartCommunications’ ABL Facility.

Prepayments

iHeartCommunications is required to prepay outstanding term loans under the Term Loan Facility, subject to certain exceptions, with:

•
50% (which percentage may be reduced to 25% and to 0% based upon iHeartCommunications’ first lien leverage ratio) of iHeartCommunications’ annual excess cash flow, subject to customary credits, reductions and exclusions;

•
100% (which percentage may be reduced to 50% and 0% based upon iHeartCommunications’ first lien leverage ratio) of the net cash proceeds of sales or other dispositions of the assets of iHeartCommunications or its wholly owned restricted subsidiaries, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Term Loan Facility.

iHeartCommunications may voluntarily repay outstanding loans under the Term Loan Facility at any time, without prepayment premium or penalty, except in connection with a repricing event within nine months of the Effective Date and subject to customary “breakage” costs with respect to eurocurrency loans.

Certain Covenants and Events of Default

The Term Loan Facility does not include any financial covenants. However, the Term Loan Facility includes negative covenants that, subject to significant exceptions, limit Capital I’s ability and the ability of its restricted subsidiaries (including iHeartCommunications) to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase Capital I’s capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change lines of business.

The Term Loan Facility includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the Term Loan Facility are entitled to take various actions, including the acceleration of all amounts due under the Term Loan Facility and all actions permitted to be taken under the loan documents relating thereto or applicable law.

6.375% Senior Secured Notes due 2026
On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $800.0 million aggregate principal amount of 6.375% Senior Secured Notes due 2026 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The Senior Secured Notes mature on May 1, 2026 and bear interest at a rate of 6.375% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2020.

The Senior Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The Senior Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the Senior Secured Notes (including the Senior Unsecured Notes), effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the Senior Secured Notes, effectively subordinated in right of payment to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the Senior Secured Notes, to the extent of the value of such assets, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the Senior Secured Notes.

The Senior Secured Notes and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a first priority lien on the capital stock of iHeartCommunications and substantially all of the assets of iHeartCommunications and the guarantors, other than accounts receivable and related assets, and by a second priority lien on accounts receivable and related assets securing the ABL Facility.

iHeartCommunications may redeem the Senior Secured Notes at its option, in whole or in part, at any time prior to May 1, 2022, at a price equal to 100% of the principal amount of the Senior Secured Notes being redeemed, plus an applicable premium and plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the Senior Secured Notes at its option, in whole or in part, on or after May 1, 2022, at the redemption prices set forth in the Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2022, iHeartCommunications may redeem at its option, up to 40% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the proceeds of one or more equity offerings.

The Senior Secured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	make certain restricted payments;

•	create restrictions on distributions to iHeartCommunications or Capital I;

•	sell certain assets;

•	create liens on certain assets;

•	enter into certain transactions with affiliates; and

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets.
8.375% Senior Unsecured Notes due 2027

On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Unsecured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the $1,450.0 million aggregate principal amount of 8.375% Senior Notes due 2027 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The Senior Unsecured Notes mature on May 1, 2027 and bear interest at a rate of 8.375% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The Senior Unsecured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the Senior Unsecured Notes, effectively subordinated in right of payment to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured (including the Senior Secured Notes and borrowings under the ABL Facility and the Term Loan Facility), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the Senior Unsecured Notes.

iHeartCommunications may redeem the Senior Unsecured Notes at its option, in whole or in part, at any time prior to May 1, 2022, at a price equal to 100% of the principal amount of the Senior Unsecured Notes being redeemed, plus an applicable premium and plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the Senior Unsecured Notes at its option, in whole or in part, on or after May 1, 2022, at the redemption prices set forth in the Senior Unsecured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2022, iHeartCommunications may redeem at its option, up to 40% of the aggregate principal amount of the Senior Unsecured Notes at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the proceeds of one or more equity offerings.

The Senior Unsecured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	make certain restricted payments;

•	create restrictions on distributions to iHeartCommunications or Capital I;

•	sell certain assets;

•	create liens on certain assets;

•	enter into certain transactions with affiliates; and

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets.

5.25% Senior Secured Notes due 2027

On August 7, 2019, iHeartCommunications entered into an indenture (the “New Senior Secured Notes Indenture”) with the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $750.0 million aggregate principal amount of 5.25% Senior Secured Notes due 2027 that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The New Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.25% per annum. Interest will be payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2020.

The New Senior Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility. The New Senior Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the New Senior Secured Notes (including the Term Loan Facility, the Senior Secured Notes and the Senior Unsecured Notes), effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the New Senior Secured Notes, effectively subordinated to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the New Senior Secured Notes, to the extent of the value of such collateral, and structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the New Senior Secured Notes.

The New Senior Secured Notes and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a first priority lien on the capital stock of iHeartCommunications and substantially all of the assets of iHeartCommunications and the guarantors, other than accounts receivable and related assets, and by a second priority lien on accounts receivable and related assets securing the ABL Facility.

iHeartCommunications may redeem the New Senior Secured Notes at its option, in whole or part, at any time prior to August 15, 2022, at a price equal to 100% of the principal amount of the New Senior Secured Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the New Senior Secured Notes, in whole or in part, on or after August 15, 2022, at the redemption prices set forth in the New Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time on or before August 15, 2022, iHeartCommunications may elect to redeem up to 40% of the aggregate principal amount of the New Senior Secured Notes at a redemption price equal to 105.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The New Senior Secured Notes Indenture contains covenants that limit the ability of iHeartCommunications and its restricted subsidiaries, to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, purchase or retire subordinated debt;

•	make certain investments;

•	create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;

•	sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;

•	designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and

•	pay dividends, redeem or repurchase capital stock or make other restricted payments.

Mandatorily Redeemable Preferred Stock
On the Effective Date, in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of June 30, 2019, the liquidation preference of the iHeart Operations Preferred Stock was approximately $60.0 million.
There are no sinking fund provisions applicable to the iHeart Operations Preferred Stock. Shares of the iHeart Operations Preferred Stock, upon issuance, were fully paid and non-assessable. The iHeart Operations Preferred Stock are not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of iHeart Operations. The holders of shares of the iHeart Operations Preferred Stock have no pre-emptive rights with respect to any shares of our capital stock or any of iHeart Operations’ other securities convertible into or carrying rights or options to purchase any such capital stock.
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly at a per annum rate equal to the sum of (1) the greater of (a) LIBOR and (b) two percent, plus (2) the applicable margin, which is calculated as a function of iHeartMedia’s consolidated total leverage ratio. Dividends will be payable on the liquidation preference. Unless all accrued and unpaid dividends on the iHeart Operations Preferred Stock are paid in full, no dividends or distributions may be paid on any equity interests of iHeartMedia or its subsidiaries other than iHeart Operations, and no such equity interests may be repurchased or redeemed (subject to certain exceptions that are specified in the certificate of designation for the iHeart Operations Preferred Stock). Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day).
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
iHeart Operations and its subsidiaries comprised 89% of our consolidated assets as of June 30, 2019 and 86% of our consolidated revenues for the Period from May 2, 2019 through June 30, 2019.
Material Differences between the Financial Information Relating to iHeartMedia and Capital I and its Subsidiaries
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2019, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
Uses of Capital
Debt Repayments, Maturities and Other
On August 7, 2019, iHeartCommunications completed the sale of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. iHeartCommunications used the net proceeds from the New Senior Secured Notes, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility due 2026.
Certain Relationships with Related Parties
Prior to the Effective Date, we were party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors provided management and financial advisory services until December 31, 2018.  These arrangements required management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  The Company did not recognize management fees following the Petition Date. The Company recognized management fees and reimbursable expenses of $3.1 million for the three and six months ended June 30, 2018. As of the Effective Date, these management fees were waived.

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

SEASONALITY
Typically, the Audio segment experiences its lowest financial performance in the first quarter of the calendar year. We expect this trend to continue in the future. Due to this seasonality and certain other factors, the results for the interim periods may not be indicative of results for the full year.  In addition, our Audio segment and our Audio and media representation business are impacted by political cycles and generally experience higher revenues in congressional election years, and particularly in presidential election years. This cyclicality may affect comparability of results between years.

MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates and inflation.
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2019, approximately 61% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the Period from May 2, 2019 through June 30, 2019 would have changed by $7.6 million.
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
Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations in our Audio operations.
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

A wide range of factors could materially affect future developments and performance, including but not limited to:

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;

•	intense competition including increased competition from alternative media platforms and technologies;

•	dependence upon the performance of on-air talent, program hosts and management as well as maintaining or enhancing our master brand;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	shifts in population and other demographics;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	risks associated with our emergence from the Chapter 11 Cases;

•	volatility in the trading price of our Class A common stock, which has a limited trading history;

•	substantial market overhang from securities issued in the Reorganization;

•	regulations impacting our business and the ownership of our securities; and

•	certain other factors set forth in our other filings with the SEC.
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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. See Note 6 to our consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K for more information about the debt agreements. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 (collectively with the 5.50% Senior Notes due 2016, the “Legacy Notes”), and not in its individual capacity, filed an adversary proceeding against us in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% senior notes due 2018 and 7.25% senior notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14.0% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14.0% Senior Notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14.0% Senior Notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, we filed a motion to dismiss the adversary proceeding and a hearing on such motion was held on May 7, 2018. We answered the complaint and completed discovery.  The trial was held on October 24, 2018. On January 15, 2019, the Bankruptcy Court entered judgment in our favor denying all relief sought by WSFS and all other parties. Pursuant to a settlement (the “Legacy Plan Settlement”) with WSFS and certain consenting Legacy Noteholders of all issues related to confirmation of our Plan of Reorganization, on May 1, 2019 upon our confirmed Plan of Reorganization becoming effective, this adversary proceeding was deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants are Bain Capital LP; THL; Abrams Capital L.P. ("Abrams"); and Highfields Capital Management L.P. ("Highfields"). In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asks the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, Priority Guarantee Notes and 14.0% Senior Notes due 2021 claims to any and all claims of the legacy noteholders. In addition, the complaint sought to have any votes to accept the fourth amended plan of reorganization by Abrams and Highfields on account of their 2021 notes claims, and any votes to accept the fourth amended plan of reorganization by the defendant Clear Channel Holdings, Inc., ("CCH") on account of its junior notes claims, to be designated and disqualified. The court held a pre-trial conference and oral argument on October 18, 2018. Pursuant to the Legacy Plan Settlement, on May 1, 2019 upon our confirmed Plan of Reorganization becoming effective, this adversary proceeding was deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.

Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants the Company, iHeartCommunications, Bain Capital and THL (together, the "Former Sponsor Defendants"), the Company's pre-bankruptcy private equity sponsors and pre-bankruptcy majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Former Sponsor Defendants to the detriment of CCOH and its minority stockholders. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Former Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, iHeartCommunications and the Former Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit (the “Norfolk Lawsuit”) in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants the Company, iHeartCommunications, the Former Sponsor Defendants, and the members of CCOH's board of directors.  CCOH is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the CCOH board of directors' November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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
On August 27, 2018, the same stockholder of CCOH that had filed a derivative lawsuit against the Company and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit (the “GAMCO II Lawsuit”) in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Former Sponsor Defendants and the members of CCOH’s board of directors. The complaint alleges that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH board and the intercompany note committee of the board of directors relating to the Intercompany Note. The plaintiff sought, among other things, a ruling that the CCOH board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the board of directors' breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into the CCOH Separation Settlement to settle of all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The CCOH Separation Settlement provides for the consensual separation of the Debtors and CCOH, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 Cases, a $200 million unsecured revolving line of credit from certain of the Debtors to CCOH for a period of up to three years, the transfer of certain of the Debtors’ intellectual property to CCOH, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from CCOH to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by CCOH relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The CCOH Separation Settlement was approved by the Bankruptcy

Court and the United States District Court for the Southern District of Texas on January 22, 2019. On May 1, 2019, the Debtors’ plan of reorganization went effective, and the Norfolk Lawsuit and GAMCO II Lawsuit were each subsequently dismissed with prejudice.

ITEM 1A.  RISK FACTORS
There have not been any material changes to the risk factors disclosed under the caption “Liquidity Risk” and “Risks Related to our Business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), except that we are updating the risk factors entitled “We face intense competition in our iHeartMedia and our outdoor advertising businesses,” “Our business is dependent on our management team and other key individuals,” “Our financial performance may be adversely affected by many factors beyond our control,” Future acquisitions, dispositions and other strategic transactions could pose risks,” “Extensive current government regulation, and future regulation, may limit our radio broadcasting and other iHeartMedia operations or adversely affect our business and financial results,” “If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, consumers, business partners and advertisers,” and “Transfers of our equity and issuances of equity in connection with the Chapter 11 Cases may impair our ability to utilize our federal income tax NOL carryforwards in future years” as set forth below, and we are supplementing these risk factors with the risk factor entitled “We face intense competition in our business,” “If events occur that damage our reputation and brand, our ability to grow our user base, advertiser relationships, and partnerships may be impaired and our business may be harmed,” “The Separation could result in significant tax liability or other unfavorable tax consequences to us” and “Transfers of iHeartMedia’s equity in connection with iHeartMedia’s Chapter 11 proceedings and cancellation of indebtedness income realized by the debtors in the iHeartMedia Chapter 11 proceedings may impair the iHeartMedia Group’s ability to utilize its U.S. federal income tax NOL carryforwards in future years” as set forth below:
We face intense competition in our business.
We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our business competes for audiences and advertising revenues with other radio businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenues in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. For example, our competitors may develop analytic products for programmatic advertising, and data and research tools that are superior to those that we provide or that achieve greater market acceptance. It also is possible that new competitors may emerge and rapidly acquire significant market share in our business, or make it more difficult for us to increase our share of advertising partners' budgets. The advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure. If we cannot do so, then our business, financial condition and operating results would be adversely affected.
If events occur that damage our reputation and brand, our ability to grow our user base, advertiser relationships, and partnerships may be impaired and our business may be harmed.
We have developed a brand that we believe has contributed to our success. We also believe that maintaining and enhancing our brand is critical to growing our user base, advertiser relationships and partnerships. The iHeartRadio master brand ties together our radio stations, digital platforms, social, podcasts and live events in a unified manner that reflects the quality and compelling nature of our listener experiences. Maintaining and enhancing our brand depends on many factors, including factors that are not entirely within our control. If we fail to successfully promote and maintain our brand or if we suffer damage to the public perception of our brand, our business may be harmed.
Our business is dependent on our management team and other key individuals.
Our business is dependent upon the performance of our management team and other key individuals. Although we have entered into agreements with members of our senior management team and certain other key individuals, we can give no assurance that any or all of them will remain with us, or that we will be able to extend the terms of our agreements with them. We may also continue to make changes to the composition of, and the roles and responsibilities of, our management team. Competition for these individuals is intense and many of our key employees are at-will employees who are under no obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. We also experienced management transition in connection with the Separation and Reorganization. For instance, our former treasurer became the Chief Financial Officer of CCOH, and we have a relatively new General Counsel. If members of our management or key individuals decide to leave us in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
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

▪	our inability to realize or maintain cost savings from the Separation or other expense discipline and cost management initiatives;

▪	the impact of potential new or increased royalties or license fees charged for terrestrial radio broadcasting or the provision of our digital services, which could materially increase our expenses;

▪
unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

▪	continued dislocation of advertising agency operations from new technologies and media buying trends;

▪	adverse political effects and acts or threats of terrorism or military conflicts; and

▪	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.
Future acquisitions, dispositions and other strategic transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions of certain businesses as well as strategic dispositions. These acquisitions or dispositions could be material. Acquisitions or dispositions involve numerous risks, including:

▪	our acquisitions may prove unprofitable and fail to generate anticipated cash flows:

▪	to successfully manage our business, we may need to:

–
recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and

–
expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

▪	we may enter into markets and geographic areas where we have limited or no experience;

▪	we may encounter difficulties in the integration of new management teams, operations and systems;

▪	our management's attention may be diverted from other business concerns;

▪	our dispositions may negatively impact revenues from our national, regional and other sales networks; and

▪	our dispositions may make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including debt service requirements.
Acquisitions and dispositions of media and entertainment businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the Department of Justice ("DOJ"), the U.S. Federal Trade Commission ("FTC") or foreign antitrust agencies will not seek to bar us from acquiring or disposing of media and entertainment businesses or impose stringent undertaking on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
   Further, radio acquisitions are subject to FCC approval. Such transactions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast licenses in which a person or entity may have an ownership or attributable interest in a given local market and the level of interest that may be held by foreign individuals or entities. The FCC's media ownership rules remain subject to ongoing agency and court proceedings. Future changes could restrict our ability to dispose of or acquire new radio assets or businesses.
Extensive current government regulation, and future regulation, may limit our radio broadcasting and other operations or adversely affect our business and financial results.
The U.S. Congress (the "Congress") and several federal agencies, including the FCC, extensively regulate the domestic radio broadcasting industry. For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending or future complaints, it finds that we committed violations of FCC regulations governing programming or other matters. For instance, FCC regulations prohibit the broadcast of "obscene" material at any time, and "indecent" material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($407,270 for a single violation, up to a maximum of $3,759,410 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. The FCC has also recently increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Similarly, the FCC has recently sought to impose substantial fines on broadcasters who transmit EAS codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS.
Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations. Nor can we be assured that our licenses will be renewed without conditions and for a full term. Beginning in June 2019 and continuing through April 2022, we (along with all other FCC radio broadcast licensees) are submitting applications to renew the FCC licenses for each of our broadcast radio stations on an every two-month rolling schedule by state. The non-renewal, or conditioned renewal, of a substantial number of these FCC licenses could have a materially adverse impact on our operations. Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. For example, in October 2015, the FCC proposed rules which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas. The FCC has adopted rules which may limit our ability to prevent interference by FM translators to the reception of our full-power radio stations. In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance. For example, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers). In October 2018, legislation was signed into law that creates a public performance right for pre-February 15, 1972 recordings streamed online. This law may increase our licensing costs. Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming content could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. The Copyright Royalty Board ("CRB") has issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various non-interactive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period from January 1, 2016 to December 31, 2020 under the webcasting statutory license. A proceeding to establish the rates for 2021 to 2025 began in 2019. Increased royalty rates could significantly increase our expenses, which could adversely affect our business. Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances for set periods of time. Some of these conditions may be inconsistent with customary radio broadcasting practices and various regulatory matters relating to our business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, consumers, business partners, employees and advertisers.
Although we have implemented physical and electronic security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access. Our websites and digital platforms are vulnerable to software bugs, computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personal data. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our services and technical infrastructure to the satisfaction of our listeners may harm our reputation and our ability to retain existing listeners and attract new listeners. We cannot assure you that the systems and processes that we have designed to protect our data and our listeners' data, to prevent data loss and to prevent or detect security breaches will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks. If an actual or perceived breach of our security occurs, we may face regulatory or civil liability, lose competitively sensitive business information or suffer disruptions to our business operations, information processes and internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Currently, not all of our systems are fully compliant with the new E.U. GDPR standards and, as a result, we may face additional liability in the event of a security breach. In Europe, we may be required to notify European Data Protection Authorities, within strict time periods, about any personal data breaches, unless the personal data breach is unlikely to result in a risk to the rights and freedoms of the affected individuals. We may also be required to notify the affected individuals of the personal data breach where there is a high risk to their rights and freedoms. If we suffer a personal data breach, we could be fined up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater. Any data breach by service providers that are acting as data processors (i.e., processing personal data on our behalf) could also mean that we are subject to these fines and have to comply with the notification obligations set out above.
The Separation could result in significant tax liability or other unfavorable tax consequences to us.
The transactions related to the Separation were intended to be taxable transactions. The gain or loss recognized with respect to these transactions will depend on, among other things: (a) the value and tax basis of the assets transferred in the distribution of the radio business and the value and tax basis of the CCOH common stock on the Effective Date (such values will be determined by reference to, among other things, the trading value of the iHeartMedia equity and the CCOH common stock following the Effective Date); (b) complex modeling considerations under certain U.S. Treasury regulations; (c) the amount of cancellation of indebtedness income realized in connection with the iHeartMedia's Chapter 11 proceedings; and (d) the extent to which any "excess loss accounts" (as defined under applicable U.S. Treasury regulations) are taken into account. The extent to which any related taxable gain or loss will result in any cash tax liabilities will depend on whether the tax attributes of iHeartMedia and its subsidiaries, including the net operating losses ("NOLs") of iHeartMedia and its subsidiaries (including CCOH and its subsidiaries), are sufficient to offset any net taxable gain and income attributable to the transactions related to the Separation.
In addition, the merger of CCOH into CCH (the "Merger") was intended to qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and the obligation of each of the parties thereto to effect the Merger was conditioned upon the receipt of U.S. federal income tax opinions to that effect from their respective tax counsels. These tax opinions represent the legal judgment of counsel who rendered the opinions and are not binding on the Internal Revenue Service (the "IRS") or the courts. If the IRS makes a subsequent determination that the Merger does not qualify as a "reorganization," then additional tax liability could arise.
Based on our analysis to date of the various factors that will influence whether the Separation resulted in material cash tax liabilities, we do not expect any material cash tax liability resulting from the Separation. However, the analysis of the Separation will continue until the tax return for the 2019 tax year is filed. In addition, there may be some uncertainty with respect to the factors that determine whether the Separation gave rise to cash tax liability, even after appropriate tax returns are filed. Accordingly, we cannot say with certainty that no material cash tax liability will be owed as a result of the Separation and the transactions related thereto. To the extent the Separation and the transactions related thereto do give rise to any cash tax liability, CCOH, iHeartCommunications, iHeartMedia and various other entities would be jointly and severally liable under applicable law for any such amounts.

The allocation of such liabilities among iHeartMedia and its subsidiaries (the "iHeartMedia Group") and CCOH are addressed by a Tax Matters Agreement that was entered into in connection with the Separation.
In addition, we expect that, as a result of the cancellation of indebtedness income realized by the debtors in connection with iHeartMedia's Chapter 11 proceeds, certain of the iHeartMedia Group's tax attributes will be subject to significant reduction or elimination.
Transfers of iHeartMedia's equity in connection with iHeartMedia's Chapter 11 proceedings and cancellation of indebtedness income realized by the debtors in the iHeartMedia Chapter 11 proceedings may impair the iHeartMedia Group's ability to utilize its U.S. federal income tax NOL carryforwards in future years.
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. To the extent any such tax attributes survive the reduction in tax attributes described above, the iHeartMedia Group's ability to utilize these tax attributes to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. Specifically, iHeartMedia experienced an "ownership change," as defined in Section 382 of the Code, in connection with the Chapter 11 proceedings. Accordingly, the iHeartMedia Group's ability to use any surviving tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations. Under Section 382 of the Code, absent an applicable exception, if a corporation undergoes an "ownership change," the amount of U.S. federal income tax attributes existing prior to the change that it can utilize to offset its taxable income in future taxable years generally is subject to an annual limitation in an amount equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation's assets and the tax basis in such assets and various other complex rules and adjustments.
Additionally, as noted above, we expect that certain of the iHeartMedia Group's tax attributes will be subject to significant reduction or elimination as a result of the cancellation of indebtedness income realized by the debtors in connection with iHeartMedia's Chapter 11 proceedings.
Accordingly, there can be no assurance that the iHeartMedia Group will be able to utilize the iHeartMedia Group's U.S. federal income tax NOL carryforwards or certain of the iHeartMedia Group's other tax attributes to offset future taxable income.
Chapter 11 Reorganization Risks

The following risk factors disclosed under the caption “Chapter 11 Reorganization Risks” below amend, restate and replace all of the risk factors under the caption “Chapter 11 Reorganization Risks” in Item 1A of our Annual Report:

The ongoing effects of the Chapter 11 Cases following our emergence could adversely affect our business and relationships.
We have only recently emerged from bankruptcy. Our ability to change the public perception relating to our recently consummated Chapter 11 Cases may have an impact on our ability to continue to attract our audience, which is critical to our ability to achieve long-term profitability, and a negative public perception of our business due to our recently consummated bankruptcy proceedings may have a materially adverse effect on our results of operations and financial condition, particularly because our ability to achieve long-term profitability depends on our ability to reach our audience.
Furthermore, we may be subject to ongoing claims that were not discharged in the Chapter 11 Cases and such claims may be significant.
Our actual financial results following our emergence from the Chapter 11 Cases will not be comparable to our historical financial information.
Following the Separation and Reorganization, we began to operate under a new capital structure. As a result of the Separation and Reorganization, we will not include CCOH in our consolidated financial statements following the Effective Date. In addition, we adopted fresh-start accounting and, as a result, at the Effective Date, our assets and liabilities were recorded at fair value, which resulted in values that are different than the values recorded in our historical financial statements. Accordingly, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition or results of operations reflected in our historical financial statements. As a result of all these factors, our historical financial information is not indicative of our future financial performance.
In connection with the Separation, the Outdoor Group agreed to indemnify us and we agreed to indemnify the Outdoor Group for certain liabilities. There can be no assurance that the indemnities from the Outdoor Group will be sufficient to insure us against the full amount of such liabilities.

Pursuant to agreements that we entered into with the Outdoor Group in connection with the Separation, the Outdoor Group agreed to indemnify us for certain liabilities, and we agreed to indemnify the Outdoor Group for certain liabilities. For example, we will indemnify the Outdoor Group for liabilities to the extent such liabilities related to the business, assets and liabilities of the iHeartMedia as well as liabilities relating to a breach of the Separation Agreement. We will also indemnify the Outdoor Group for 50% of certain tax liabilities imposed on the Outdoor Group in connection with the Separation on or prior to the third anniversary of the Separation in excess of $5.0 million, with our aggregate liability limited to $15.0 million, and will reimburse the Outdoor Group for one-third of potential costs relating to certain agreements between the Outdoor Group and third parties in excess of $10.0 million up to the first $35.0 million of such costs such that we will not bear more than $8.33 million of such costs. However, third parties might seek to hold us responsible for liabilities that the Outdoor Group agreed to retain, and there can be no assurance that the Outdoor Group will be able to fully satisfy their respective indemnification obligations under these agreements. In addition, indemnities that we may be required to provide to the Outdoor Group could be significant and could adversely affect our business.
The transition of our board of directors following our emergence from bankruptcy may compromise our ability to compete effectively.
The new directors who began serving on our board of directors on the Effective Date have different backgrounds, experiences and perspectives from those individuals who have historically served on our board of directors and may have different views on the direction of our business and the issues that will determine our future. The effect of implementation of those views may be difficult to predict and may, in the short term, result in disruption to the strategic direction of the business.
Additionally, the ability of our new directors to quickly expand their knowledge of our operations will be critical to their ability to make informed decisions about our business and strategies, particularly given the competitive environment in which we operate. The transition of our board of directors may, during the period of transition, compromise our ability to compete effectively.

Risks Related to Ownership of our Class A Common Stock
The following risk factors disclosed under the caption “Risks Related to Ownership of our Class A Common Stock” below amend, restate and replace all of the risk factors under the caption “Risks Related to Ownership of Our Class A Common Stock” in Part I, Item 1A of our Annual Report:
Our Class A common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the public offering price.
Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in the “Risk Factors” section, as well as the following:

▪	our operating and financial performance and prospects;

▪	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

▪	future announcements concerning our business or our competitors’ businesses;

▪	the public’s reaction to our press releases, other public announcements and filings with the SEC;

▪	the composition of our public float, including substantial holdings by former creditors that may wish to dispose of our securities;

▪	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

▪	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

▪	strategic actions by us or our competitors, such as acquisitions or restructurings;

▪	changes in laws or regulations which adversely affect our industry or us;

▪	changes in accounting standards, policies, guidance, interpretations or principles;

▪	changes in senior management or key personnel;

▪	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

▪	adverse resolution of new or pending litigation against us; and

▪
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.
Substantial blocks of our outstanding shares may be sold into the market in this offering. If there are substantial sales of shares of our Class A common stock, the price of our Class A common stock could decline.
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders. The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of Class A common stock in the public market, or the perception in the market that the holders of a large number of such shares, or securities convertible or exercisable into such shares, intend to sell their shares or such other securities.
Your voting rights as a holder of Class A common stock will be diluted upon the exercise of Special Warrants or the conversion of Class B common stock.
A majority of our equity was issued in the form of Special Warrants, which have no voting rights, and Class B common stock, which have only limited voting rights. The Special Warrants are currently exercisable into Class A common stock or Class B common stock at an exercise price of $0.001 per share, and the Class B common stock is currently convertible into Class A common stock on a share-for-share basis, in each case subject to certain ownership restrictions. Upon the exercise of any Special Warrants or the conversion of any shares of Class B common stock, your voting rights as a holder of Class A common stock will be proportionately diluted.
We do not intend to pay dividends on our Class A common stock for the foreseeable future.
We currently have no intention to pay dividends on our Class A common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. Certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us.
We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a holding company, our investments in our operating subsidiaries constitute all of our operating assets. Our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. As a result, we must rely on dividends and other advances, distributions and transfers of funds from our subsidiaries to meet our obligations. The ability of our subsidiaries to pay dividends or make other advances, distributions and transfers of funds will depend on their respective results of operations and may be restricted by, among other things, applicable laws limiting the amount of funds available for payment of dividends and certain restrictive covenants contained in the agreements of those subsidiaries. The deterioration of income from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.
Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board, including, but not limited to, the following:

▪
for the first three years following the Effective Date, our board of directors will be divided into three equal classes, with members of each class elected in different years for different terms, making it impossible for stockholders to change the composition of our entire Board in any given year;

▪	action by stockholders may only be taken at an annual or special meeting duly called by or at the direction of a majority of our Board;

▪	advance notice for all stockholder proposals is required;

▪
subject to the rights of holders of any outstanding shares of our preferred stock, for so long as our board remains classified, our directors may only be removed for cause and upon the affirmative vote of holders of a majority of the voting power of the outstanding shares of our Class A common stock; and

▪
for the first three years following the Effective Date, any amendment, alteration, rescission or repeal of the anti-takeover provisions of our certificate of incorporation requires the affirmative vote of at least 66 2/3% in voting power of the outstanding shares of our stock entitled to vote generally in the election of directors.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our board of directors, including actions to delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware, subject to certain exceptions, is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against the company or any director or officer or employee of the company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employee, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our industry, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry or our competitors. If we do not maintain adequate research coverage or if any of the analysts who may cover us downgrade our stock, publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock.
The Communications Act and FCC regulations restrict foreign ownership or control of any entity licensed to provide broadcast and certain other communications services. Among other prohibitions, foreign entities may not have direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station if the FCC finds that the public interest will be served by the refusal or revocation of such a license due to foreign ownership or voting rights exceeding that threshold. The FCC has interpreted this provision to mean that it must make an affirmative public interest finding before a broadcast license may be held by a corporation that is more than 25 percent owned or controlled, directly or indirectly, by foreign persons or other non-U.S. entities.
We have filed a petition for declaratory ruling (“Declaratory Ruling”) requesting FCC consent to exceed the 25 percent foreign ownership and voting benchmarks that currently apply to us, but we cannot predict whether the FCC will grant a Declaratory

Ruling, the amount of foreign equity and voting rights such a ruling will allow us to have if one is granted, or how long it will take to obtain such a ruling.
The FCC calculates foreign voting rights separately from equity ownership, and both must be at or below the 25 percent threshold unless the FCC has issued a declaratory ruling allowing foreign ownership or voting in excess of that threshold. Warrants and other future interests typically are not taken into account in determining foreign ownership compliance. To the extent that our aggregate foreign ownership or voting percentages would exceed 25 percent, any individual foreign holder of our common stock whose ownership or voting percentage would exceed 5 percent or 10 percent (with the applicable percentage determined pursuant to FCC rules) will additionally be required to obtain the FCC’s specific approval.
Direct or indirect ownership of our securities could result in the violation of the FCC’s media ownership rules by investors with “attributable interests” in other radio stations or in the same market as one or more of our broadcast stations.
Under the FCC’s media ownership rules, a direct or indirect owner of our securities could violate and/or cause us to violate the FCC’s structural media ownership limitations if that person owns or acquires an “attributable” interest in other radio stations in the same market as one or more of our radio stations. Under the FCC’s “attribution” policies the following relationships and interests generally are cognizable for purposes of the substantive media ownership restrictions: (1) ownership of 5 percent or more of a media company’s voting stock (except for “investment companies” as defined in 15 U.S.C. § 80a-3, insurance companies and bank trust departments, whose holdings are subject to a 20 percent voting stock benchmark); (2) officers and directors of a media company and its direct or indirect parent(s); (3) any general partnership or limited liability company manager interest; (4) any limited partnership interest or limited liability company member interest that is not “insulated,” pursuant to FCC-prescribed criteria, from material involvement in the management or operations of the media company; (5) certain same-market time brokerage agreements; (6) certain same-market joint sales agreements; and (7) under the FCC’s “equity/debt plus” standard, otherwise non-attributable equity or debt interests in a media company if the holder’s combined equity and debt interests amount to more than 33 percent of the “total asset value” of the media company and the holder has certain other interests in the media company or in another media property in the same market. Under the FCC’s rules, discrete ownership interests under common ownership, management, or control must be aggregated to determine whether or not an interest is “attributable.”
Our certificate of incorporation grants us broad authority to comply with FCC Regulations.
To the extent necessary to comply with the Communications Act, FCC rules and policies, and any FCC declaratory ruling, and in accordance with our certificate of incorporation, we may request information from any stockholder or proposed stockholder to determine whether such stockholder’s ownership of shares of capital stock may result in a violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling. We may further take the following actions, among others, to help ensure compliance with and to remedy any actual or potential violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling, or to prevent the loss or impairment of any of our FCC licenses: (i) prohibit, suspend or rescind the ownership, voting or transfer of any portion of our outstanding capital stock; (ii) redeem capital stock; and (iii) exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction, against any stockholder, to cure any such actual or potential violation or impairment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	512	$1.25	—	$—

May 1 through May 31	—	—	—	—
June 1 through June 30	—	—	—	—
Total	512	$1.25	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2019 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
On August 14, 2019,  the Company and Steven J. Macri, SVP - Finance, entered into a fourth amendment (the “Fourth Amendment”) to his employment agreement, (as so amended, the Employment Agreement”).  Pursuant to the Fourth Amendment, the term of Mr. Macri’s Employment Agreement, which was previously scheduled to expire on June 30, 2019, was extended through December 31, 2019.  In addition, the Fourth Amendment reflected a one-time award of 52,500 restricted stock unit awards and 97,500 options to purchase shares of the Company’s class A common stock, which were made on May 30, 2019 in connection with the Company’s Reorganization.  Of these awards, 20% vested on July 22, 2019, two business days following the listing of the Company’s class A common stock on the NASDAQ Global Select Market, and the remaining awards will vest equally on each of the next four anniversaries of the grant date, subject to the provisions of the applicable award agreement.  In addition, the Fourth Amendment increased the amount of any severance payments to be made pursuant to his employment agreement from $1.4 million to $2.0 million over a 12 month period.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and its Debtor Subsidiaries Pursuant to Chapter 11 of the Bankruptcy Code, dated January 22, 2019 (incorporated by reference to Exhibit 2.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on January 28, 2019).

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Second Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
4.1
Indenture, dated as of May  1, 2019, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 6.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.2	Form of 6.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
4.3
Indenture, dated as of May  1, 2019, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the 8.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.3 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.4	Form of 8.375% Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.3 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
4.5
Warrant Agreement, dated as of May 1, 2019, by and between iHeartCommunications and Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent (incorporated by reference to Exhibit 4.5 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.6
Indenture, dated as of August 7, 2019, by and among iHeartCommunications, Inc., the Guarantors party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on August 8, 2019).

4.7	Form of 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 filed herewith).
10.1
Settlement and Separation Agreement, dated as of March  27, 2019, between iHeartMedia, Inc., iHeartCommunications, Inc., Clear Channel Holdings, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 28, 2019).

10.2
Transition Services Agreement, dated as of May  1, 2019, by and among iHeartMedia, Inc., iHeartMedia Management Services, Inc., iHeartCommunications, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.3
Tax Matters Agreement, dated as of May  1, 2019, by and among iHeartMedia, Inc., iHeartCommunications, Inc., iHeart Operations, Inc., Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc. and Clear Channel Outdoor, LLC. (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.4
ABL Credit Agreement, dated as of May  1, 2019, by and among iHeartMedia Capital I, LLC, iHeartCommunications, Inc., as borrower, the other guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the New ABL Facility (incorporated by reference to Exhibit 10.5 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.5
ABL Intercreditor Agreement, dated as of May  1, 2019, by and among Citibank, N.A., as Tern Loan Collateral Agent and Designated Junior Priority Representative, U.S. National Bank Association, as Notes Collateral Agent, each additional junior priority representative party thereto, iHeartMedia Capital I, LLC, iHeartCommunications, Inc. and the other grantors party thereto (incorporated by reference to Exhibit 10.6 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.6
Credit Agreement, dated as of May  1, 2019, by and among iHeartMedia Capital I, LLC, iHeartCommunications, Inc., as borrower, the other guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the New Term Loan Facility (incorporated by reference to Exhibit 10.7 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.7
First Lien Intercreditor Agreement, dated as of the Effective date, by and among Citibank, N.A., as Credit Agreement Agent, U.S. National Bank Association, as Senior Notes Collateral Agent and each additional collateral agent from time to time party thereto, iHeartMedia Capital I, LLC, iHeartCommunications, Inc. and the other grantors party thereto (incorporated by reference to Exhibit 10.8 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.8
Revolving Loan Agreement, dated as of May  1, 2019, by and among iHeartCommunications, Inc. and Clear Channel Outdoor, LLC and Clear Channel International, Ltd. (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.9
Certificate of Designation of Series A Perpetual Preferred Stock of iHeart Operations filed with the office of the Secretary of State of the State of Delaware on April  30, 2019 and effective as of May 1, 2019 (incorporated by reference to Exhibit 10.10 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.10
Series A Investors Rights Agreement, dated as of May 1, 2019, by and among iHeart Operations, iHeartCommunications, the Company and the purchaser listed therein (incorporated by reference to Exhibit 10.11 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.11	Form of Indemnification Agreement, between iHeartMedia, Inc. and its directors (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 7, 2019).
10.12
Form of Indemnification Agreement between iHeartMedia, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on June 5, 2019).

10.13	iHeartMedia, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 7, 2019)
10.14
Form of Non-Employee Director Restricted Stock Unit Award Agreement with respect to RSUs granted in lieu of annual cash compensation (incorporated by reference to Exhibit 10.3 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on June 5, 2019).

10.15
Form of Non-Employee Restricted Stock Unit Award Agreement with respect to RSUs granted as part of the director’s equity compensation (incorporated by reference to Exhibit 10.4 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on June 5, 2019).

10.16	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to iHeartMedia, Inc.’s Registration Statement on Form S-8 filed on May 17, 2019)
10.17	Form of Employee Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to iHeartMedia, Inc.’s Registration Statement on Form S-8 filed on May 17, 2019)
10.18
 Amendment to the Amended and Restated Employment Agreement, dated as of May 1, 2019, between iHeartMedia Inc. and Robert W. Pittman (incorporated by reference to Exhibit 10.7 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 7, 2019)

10.19
Amendment to the Employment Agreement Amendment, dated as of May 1, 2019, between iHeartMedia Inc. and Richard J. Bressler (incorporated by reference to Exhibit 10.8 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 7, 2019)

10.20*	Fourth Amendment to the Employment Agreement, dated as of August 14, 2019, between iHeartMedia, Inc. and Steve J. Macri
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

August 14, 2019	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary