Form 10-Q
period 2019-09-30
iHeartMedia, Inc.
filed 2019-11-07
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2019
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	57,581,400
Class B Common Stock, $.001 par value	6,905,036

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$277,050	$224,037
Accounts receivable, net of allowance of $8,088 in 2019 and $26,584 in 2018	843,190	868,861
Prepaid expenses	120,981	99,532
Other current assets	29,942	26,787
Current assets of discontinued operations	—	1,015,800
Total Current Assets	1,271,163	2,235,017
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	834,013	502,202
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,277,733	2,417,915
Other intangibles, net	2,238,423	200,422
Goodwill	3,325,546	3,412,753
OTHER ASSETS
Operating lease right-of-use assets	886,333	—
Other assets	101,738	149,736
Long-term assets of discontinued operations	—	3,351,470
Total Assets	$10,934,949	$12,269,515
CURRENT LIABILITIES
Accounts payable	$61,353	$49,435
Current operating lease liabilities	77,729	—
Accrued expenses	213,426	298,383
Accrued interest	91,379	767
Deferred revenue	138,968	123,143
Current portion of long-term debt	53,705	46,105
Current liabilities of discontinued operations	—	729,816
Total Current Liabilities	636,560	1,247,649
Long-term debt	5,755,305	—
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2019 and no shares issued in 2018	60,000	—
Noncurrent operating lease liabilities	794,307	—
Deferred income taxes	783,856	—
Other long-term liabilities	58,004	229,679
Liabilities subject to compromise	—	16,480,256
Long-term liabilities of discontinued operations	—	5,872,273
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	8,372	30,868
Predecessor Preferred stock, par value $.001 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Predecessor common stock	—	92
Successor Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Successor Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, 57,670,714 shares issued and outstanding in 2019 and no shares issued and outstanding in 2018	58	—
Successor Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, 6,925,976 shares issued and outstanding in 2019 and no shares issued and outstanding in 2018	7	—
Successor Special Warrants, 81,289,306 issued and outstanding in 2019 and none issued and outstanding in 2018	—	—
Additional paid-in capital	2,790,175	2,074,632
Retained earnings (Accumulated deficit)	51,167	(13,345,346)
Accumulated other comprehensive loss	(827)	(318,030)
Cost of shares (125,210 in 2019 and 805,982 in 2018) held in treasury	(2,035)	(2,558)
Total Stockholders' Equity (Deficit)	2,846,917	(11,560,342)
Total Liabilities and Stockholders' Equity (Deficit)	$10,934,949	$12,269,515
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands, except per share data)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Revenue	$948,338	$920,492
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	290,971	268,606
Selling, general and administrative expenses (excludes depreciation and amortization)	341,353	329,436
Corporate expenses (excludes depreciation and amortization)	70,044	56,699
Depreciation and amortization	95,268	43,295
Impairment charges	—	33,150
Other operating expense, net	(9,880)	(2,462)
Operating income	140,822	186,844
Interest expense, net	100,967	2,097
Gain on investments, net	1,735	186
Equity in loss of nonconsolidated affiliates	(1)	(30)
Other expense, net	(12,457)	(281)
Reorganization items, net	—	(52,475)
Income from continuing operations before income taxes	29,132	132,147
Income tax expense	(16,758)	(10,873)
Income from continuing operations	12,374	121,274
Loss from discontinued operations, net of tax	—	(49,491)
Net income	12,374	71,783
Less amount attributable to noncontrolling interest	—	1,705
Net income attributable to the Company	$12,374	$70,078
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(499)	(7,509)
Reclassification adjustments	—	1,425
Other comprehensive loss, net of tax	(499)	(6,084)
Comprehensive income	11,875	63,994
Less amount attributable to noncontrolling interest	—	(5,212)
Comprehensive income attributable to the Company	$11,875	$69,206
Net income (loss) attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$0.08	$1.42
From discontinued operations	—	(0.60)
Basic net income per share	$0.08	$0.82
Weighted average common shares outstanding - Basic	145,720	85,544
Diluted net income (loss) per share
From continuing operations	$0.08	$1.42
From discontinued operations	—	(0.60)
Diluted net income per share	$0.08	$0.82
Weighted average common shares outstanding - Diluted	145,840	85,622
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2019	2019	2018
Revenue	$1,583,984	$1,073,471	$2,585,028
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	475,262	359,696	773,424
Selling, general and administrative expenses (excludes depreciation and amortization)	568,493	436,345	1,003,728
Corporate expenses (excludes depreciation and amortization)	104,434	66,020	162,075
Depreciation and amortization	154,651	52,834	175,546
Impairment charges	—	91,382	33,150
Other operating expense, net	(6,634)	(154)	(6,912)
Operating income	274,510	67,040	430,193
Interest expense (income), net	170,678	(499)	333,843
Gain (loss) on investments, net	1,735	(10,237)	9,361
Equity in loss of nonconsolidated affiliates	(25)	(66)	(93)
Other income (expense), net	(21,614)	23	(22,755)
Reorganization items, net	—	9,461,826	(313,270)
Income (loss) from continuing operations before income taxes	83,928	9,519,085	(230,407)
Income tax benefit (expense)	(32,761)	(39,095)	9,828
Income (loss) from continuing operations	51,167	9,479,990	(220,579)
Income (loss) from discontinued operations, net of tax	—	1,685,123	(206,968)
Net income (loss)	51,167	11,165,113	(427,547)
Less amount attributable to noncontrolling interest	—	(19,028)	(10,732)
Net income (loss) attributable to the Company	$51,167	$11,184,141	$(416,815)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(827)	(1,175)	(20,042)
Reclassification adjustments	—	—	1,425
Other comprehensive loss, net of tax	(827)	(1,175)	(18,617)
Comprehensive income (loss)	50,340	11,182,966	(435,432)
Less amount attributable to noncontrolling interest	—	2,784	(8,829)
Comprehensive income (loss) attributable to the Company	$50,340	$11,180,182	$(426,603)
Net income (loss) attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$0.35	109.92	$(2.58)
From discontinued operations	—	19.76	(2.30)
Basic net income (loss) per share	$0.35	$129.68	$(4.88)
Weighted average common shares outstanding - Basic	145,543	86,241	85,348
Diluted net income (loss) per share
From continuing operations	$0.35	109.92	$(2.58)
From discontinued operations	—	19.76	(2.30)
Diluted net income (loss) per share	$0.35	$129.68	$(4.88)
Weighted average common shares outstanding - Diluted	145,655	86,241	85,348
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2019 (Successor)	56,873,782	6,947,567	81,453,648	$8,372	$64	$2,773,147	$38,793	$(328)	$—	$2,820,048
Net income				—	—	—	12,374	—	—	12,374
Vesting of restricted stock	610,999			—	1	(1)	—	—	(2,035)	(2,035)
Share-based compensation				—	—	17,029	—	—	—	17,029
Conversion of Special Warrants and Class B Shares to Class A Shares	185,933	(21,591)	(164,342)	—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(499)	—	(499)
Balances at September 30, 2019 (Successor)	57,670,714	6,925,976	81,289,306	$8,372	$65	$2,790,175	$51,167	$(827)	$(2,035)	$2,846,917
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019.
See Notes to Consolidated Financial Statements

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares							Total
Balances at June 30, 2018 (Predecessor)	32,478,591	555,556	58,967,502	$17,861	$92	$2,073,738	$(13,630,329)	$(321,199)	$(2,493)	$(11,862,330)
Net income				1,705	—	—	70,078	—	—	71,783
Forfeitures of restricted stock	(99,084)			—	—	—	—	—	—	—
Share-based compensation				—	—	456	—	—	—	456
Share-based compensation - discontinued operations				3,132	—	—	—	—	—	3,132
Payments to non-controlling interests				(124)	—	—	—	—	—	(124)
Other				(9)	—	—	—	—	(59)	(68)
Other comprehensive loss				(5,212)	—	—	—	(872)	—	(6,084)
Balances at September 30, 2018 (Predecessor)	32,379,507	555,556	58,967,502	$17,353	$92	$2,074,194	$(13,560,251)	$(322,071)	$(2,552)	$(11,793,235)
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2018.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)						Controlling Interest
	Common Shares(1)				Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares	Special Warrants							Total
Balances at December 31, 2018 (Predecessor)	32,292,944	555,556	58,967,502	—	$30,868	$92	$2,074,632	$(13,345,346)	$(318,030)	$(2,558)	$(11,560,342)
Net income (loss)					(19,028)	—	—	11,184,141	—	—	11,165,113
Non-controlling interest - Separation					(13,199)	—	—	—	—	—	(13,199)
Accumulated other comprehensive loss - Separation					—	—	—	—	307,813	—	307,813
Adoption of ASC 842, Leases					—	—	—	128,908	—	—	128,908
Issuance of restricted stock					196	—	—	—	—	(4)	192
Forfeitures of restricted stock	(110,333)				—	—	—	—	—	—	—
Share-based compensation					—	—	2,028	—	—	—	2,028
Share-based compensation - discontinued operations					2,449	—	—	—	—	—	2,449
Payments to non-controlling interests					(3,684)	—	—	—	—	—	(3,684)
Other					—	—	—	—	1	—	1
Other comprehensive income (loss)					2,784	—	—	—	(3,959)	—	(1,175)
Cancellation of Predecessor equity	(32,182,611)	(555,556)	(58,967,502)		(386)	(92)	(2,076,660)	2,059,998	14,175	2,562	(403)
Issuance of Successor common stock and warrants	56,861,941	6,947,567	—	81,453,648	8,943	64	2,770,108	(27,701)	—	—	2,751,414
Balances at May 1, 2019 (Predecessor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115

Balances at May 2, 2019 (Successor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115
Net income					—	—	—	51,167	—	—	51,167
Vesting of restricted stock	622,840				—	1	(1)	—	—	(2,035)	(2,035)
Share-based compensation					—	—	20,068	—	—	—	20,068
Conversion of Special Warrants and Class B Shares to Class A Shares	185,933	(21,591)		(164,342)	—	—	—	—	—	—	—
Other					(571)	—	—	—	—	—	(571)
Other comprehensive loss					—	—	—	—	(827)	—	(827)
Balances at September 30, 2019 (Successor)	57,670,714	6,925,976	—	81,289,306	$8,372	$65	$2,790,175	$51,167	$(827)	$(2,035)	$2,846,917
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019 or 2018.
See Notes to Consolidated Financial Statements

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares							Total
Balances at December 31, 2017 (Predecessor)	32,626,168	555,556	58,967,502	$41,191	$92	$2,072,566	$(13,142,001)	$(313,718)	$(2,474)	$(11,344,344)
Net loss				(10,732)	—	—	(416,815)	—	—	(427,547)
Issuance of restricted stock	70,000			—	—	—	—	—	—	—
Forfeitures of restricted stock	(316,661)			—	—	—	—	—	—	—
Share-based compensation				—	—	1,628	—	—	—	1,628
Share-based compensation - discontinued operations				6,757	—	—	—	—	—	6,757
Payments to non-controlling interests				(10,381)	—	—	—	—	—	(10,381)
Other				(653)	—	—	(1,435)	1,435	(78)	(731)
Other comprehensive income				(8,829)	—	—	—	(9,788)	—	(18,617)
Balances at September 30, 2018 (Predecessor)	32,379,507	555,556	58,967,502	$17,353	$92	$2,074,194	$(13,560,251)	$(322,071)	$(2,552)	$(11,793,235)
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2018 or 2017.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2019	2019	2018
Cash flows from operating activities:
Net income (loss)	$51,167	$11,165,113	$(427,547)
(Income) loss from discontinued operations	—	(1,685,123)	206,968
Reconciling items:
Impairment charges	—	91,382	33,150
Depreciation and amortization	154,651	52,834	175,546
Deferred taxes	25,478	115,839	(18,869)
Provision for doubtful accounts	8,088	3,268	14,803
Amortization of deferred financing charges and note discounts, net	672	512	11,871
Non-cash Reorganization items, net	—	(9,619,236)	261,057
Share-based compensation	20,151	498	1,628
(Gain) loss on disposal of operating and other assets	4,755	(143)	2,739
(Gain) loss on investments	(1,735)	10,237	(9,361)
Equity in loss of nonconsolidated affiliates	25	66	93
Barter and trade income	(7,478)	(5,947)	(6,228)
Other reconciling items, net	133	(65)	(768)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(113,848)	117,263	21,092
Increase in prepaid expenses and other current assets	(22,670)	(24,044)	(18,452)
(Increase) decrease in other long-term assets	2,545	(7,098)	(8,781)
Increase (decrease) in accrued expenses	28,266	(123,971)	(42,598)
Increase (decrease) in accounts payable	16,474	(32,914)	21,898
Increase in accrued interest	91,624	256	302,573
Increase (decrease) in deferred income	352	13,377	(12,348)
Increase (decrease) in other long-term liabilities	4,892	(79,609)	7,247
Cash provided by (used for) operating activities from continuing operations	263,542	(7,505)	515,713
Cash provided by (used for) operating activities from discontinued operations	—	(32,681)	147,636
Net cash provided by (used for) operating activities	263,542	(40,186)	663,349
Cash flows from investing activities:
Proceeds from sale of other investments	765	—	18,500
Purchases of property, plant and equipment	(46,305)	(36,197)	(47,448)
Proceeds from disposal of assets	5,344	99	682
Change in other, net	(3,619)	(2,680)	(1,296)
Cash used for investing activities from continuing operations	(43,815)	(38,778)	(29,562)
Cash used for investing activities from discontinued operations	—	(222,366)	(105,330)
Net cash used for investing activities	(43,815)	(261,144)	(134,892)
Cash flows from financing activities:
Draws on credit facilities	—	—	143,359
Payments on credit facilities	—	—	(258,308)
Proceeds from long-term debt	750,000	269	—
Payments on long-term debt	(741,000)	(8,294)	(364,294)
Proceeds from Mandatorily Redeemable Preferred Stock	—	60,000	—
Settlement of intercompany related to discontinued operations	—	(159,196)	—
Dividends and other payments to noncontrolling interests	(571)	—	(1,078)
Debt issuance costs	(11,488)	—	—
Change in other, net	(2,036)	(5)	(75)
Cash used for financing activities from continuing operations	(5,095)	(107,226)	(480,396)
Cash provided by (used for) financing activities from discontinued operations	—	51,669	(12,711)
Net cash used for financing activities	(5,095)	(55,557)	(493,107)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(304)	562	(8,553)
Net increase (decrease) in cash, cash equivalents and restricted cash	214,328	(356,325)	26,797
Cash, cash equivalents and restricted cash at beginning of period	74,009	430,334	311,300
Cash, cash equivalents and restricted cash at end of period	288,337	74,009	338,097
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	214,631
Cash, cash equivalents and restricted cash of continuing operations at end of period	$288,337	$74,009	$123,466
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$79,263	$137,042	$293,689
Cash paid for income taxes	2,755	22,092	27,597
Cash paid for Reorganization items, net	18,268	183,291	52,213
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. As described below, as a result of the application of fresh start accounting and the effects of the implementation of the Company's Plan of Reorganization (as defined below), the consolidated financial statements after the Effective Date (as defined below), are not comparable with the consolidated financial statements on or before that date. Refer to Note 3, Fresh Start Accounting, for additional information. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.
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

▪
Audio & Media Services, which provides other audio and media services, including the Company’s media representation business, Katz Media Group (“Katz Media”) and the Company's provider of scheduling and broadcast software, Radio Computing Services (“RCS”).

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
On May 1, 2019 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which CCOH, its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims (“Claimholders”) in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million senior secured asset-based revolving credit facility (the “ABL Facility”) and (B) issuing to certain Claimholders, on account of their claims, approximately $3.5 billion aggregate principal amount of new senior secured term loans (the “Term Loan Facility”), approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “6.375% Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
All of the Company's equity existing as of the Effective Date was canceled on such date pursuant to the Plan of Reorganization.
Upon the Company's emergence from the Chapter 11 Cases, the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after the Effective Date, are not comparable with the consolidated financial statements on or before that date. Refer to Note 3, Fresh Start Accounting, for additional information.
References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$277,050	$224,037
Restricted cash included in:
Other current assets	11,287	3,428
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows(1)	$288,337	$227,465
(1) The Predecessor Company's Total cash, cash equivalents and restricted cash as of December 31, 2018 in the table above exclude $202.8 million classified as current and long-term assets of discontinued operations.
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
Upon adoption of ASC 842, prepaid and deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. Additionally, deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were eliminated and recognized as a cumulative-effect adjustment to equity, resulting in an increase to equity, net of tax, of $128.9 million. Under ASC Topic 840, such gains were recognized ratably over the lease term as a credit to operating lease expense, and operating lease expense for the three and nine months ended September 30, 2018 included credits of $1.3 million and $3.9 million, respectively, for the amortization of these gains, which were not recognized in any period after January 1, 2019.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2 - EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS
Plan of Reorganization
As described in Note 1, on March 14, 2018, the Company and the other Debtors filed the Chapter 11 Cases and on April 28, 2018, the Company and the other Debtors filed a plan of reorganization, which was subsequently amended as the Plan of Reorganization and was confirmed on January 22, 2019. The Debtors then emerged from bankruptcy upon effectiveness of the Plan of Reorganization on the Effective Date. Capitalized terms not defined in this note are defined in the Plan of Reorganization.
On or following the Effective Date and pursuant to the Plan of Reorganization, the following occurred:

▪	CCOH was separated from and ceased to be controlled by iHeartCommunications and its subsidiaries.

▪
The existing indebtedness of iHeartCommunications of approximately $16 billion was discharged, the Company entered into the Term Loan Facility ($3,500 million) and issued the 6.375% Senior Secured Notes ($800 million) and the Senior Unsecured Notes ($1,450 million), collectively the “Successor Emergence Debt.”

▪	The Company adopted an amended and restated certificate of incorporation and bylaws.

▪
Shares of the Predecessor Company’s issued and outstanding common stock immediately prior to the Effective Date were canceled, and on the Effective Date, reorganized iHeartMedia issued an aggregate of 56,861,941 shares of iHeartMedia Class A common stock, 6,947,567 shares of Class B common stock and special warrants to purchase 81,453,648 shares of Class A common stock or Class B common stock to holders of claims pursuant to the Plan of Reorganization.

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

▪	Settled the following classes of claims in cash:

▪	General Unsecured Claims Against Non-Obligor Debtors (Class 7A); paid in full

▪	General Unsecured Claims Against TTWN Debtors (Class 7B); paid in full

▪	iHC Unsecured Claims (Class 7D); paid 14.44% of allowed claim

▪	Guarantor General Unsecured Claims (Class 7G); paid minimum of 45% and maximum of 55% of allowed claim

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

▪	The CCOH Due From Claims (Class 8) represent the negotiated claim between iHeartMedia and CCOH, which was settled in cash on the date of emergence at 14.44%.

▪
The Predecessor Company’s common stockholders (Class 9) received their pro rata share of 1% of the new common stock; provided that 0.1% of the new common stock that otherwise would have been distributed to the Company's former sponsors was instead distributed to holders of Legacy Notes Claims.

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

▪
iHeartCommunications, iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”) and CCOH entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which, the Company or its subsidiaries will provide administrative services historically provided to CCOH by iHeartCommunications for a period of one year after the Effective Date, which may be extended under certain circumstances;

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

▪
iHeartCommunications entered into a revolving loan agreement with Clear Channel Outdoor, LLC (“CCOL”) and Clear Channel International, Ltd., wholly-owned subsidiaries of CCOH, to provide a line of credit in an aggregate amount not to exceed $200 million at the prime rate of interest, which was terminated by the borrowers on July 30, 2019 in connection with the closing of an underwritten public offering of common stock by CCOH; and

▪	iHeart Operations, Inc. issued $60.0 million in preferred stock to a third party for cash (see Note 8, Long-term Debt).

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
Management and its valuation advisors estimated the enterprise value of the Successor Company, which was approved by the Bankruptcy Court. The selected publicly traded companies analysis approach, the discounted cash flow analysis (“DCF”) approach and the selected transactions analysis approach were all utilized in estimating the enterprise value. The use of each approach provides corroboration for the other approaches. To estimate enterprise value utilizing the selected publicly traded companies analysis method, valuation multiples derived from the operating data of publicly-traded benchmark companies to the same operating data of the Company were applied. The selected publicly traded companies analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography. The valuation multiples were derived based on historical and projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization and applied to projected operating data of the Company.
To estimate enterprise value utilizing the discounted cash flow method, an estimate of future cash flows for the period 2019 to 2022 with a terminal value was determined and discounted the estimated future cash flows to present value. The expected cash flows for the period 2019 to 2022 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court. The expected cash flows for the period 2019 to 2022 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included, calculated using the terminal multiple method, which estimates a range of values at which the Successor Company will be valued at the end of the Projection Period based on applying a terminal multiple to final year OIBDAN, which is defined as consolidated operating income adjusted to exclude non-cash compensation expenses included within corporate expenses, as well as Depreciation and amortization, Impairment charges and Other operating income (expense), net.
To estimate enterprise value utilizing the selected transactions analysis, valuation multiples were derived from an analysis of consideration paid and net debt assumed from publicly disclosed merger or acquisition transactions, and such multiples were applied to the broadcast cash flows of the Successor Company. The selected transactions analysis identified companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to the Successor Company.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles the enterprise value per the Plan of Reorganization to the implied value (for fresh start accounting purposes) of the Successor Company's common stock as of the Effective Date:

(In thousands, except per share data)
Enterprise Value	$8,750,000
Plus:
Cash and cash equivalents	63,142
Less:
Debt issued upon emergence	(5,748,178)
Finance leases and short-term notes	(61,939)
Mandatorily Redeemable Preferred Stock	(60,000)
Changes in deferred tax liabilities(1)	(163,910)
Noncontrolling interest	(8,943)
Implied value of Successor Company common stock	$2,770,172

Shares issued upon emergence (2)	145,263
Per share value	$19.07

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Separation of CCOH Adjustments		Reorganization Adjustments		Fresh Start Adjustments
	Predecessor	(A)		(B)		(C)		Successor
CURRENT ASSETS
Cash and cash equivalents	$175,811	$—		$(112,669)	(1)	$—		$63,142
Accounts receivable, net	748,326	—		—		(10,810)	(1)	737,516
Prepaid expenses	127,098	—		—		(24,642)	(2)	102,456
Other current assets	22,708	—		8,125	(2)	(1,668)	(3)	29,165
Current assets of discontinued operations	1,000,753	(1,000,753)	(1)	—		—		—
Total Current Assets	2,074,696	(1,000,753)		(104,544)		(37,120)		932,279
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	499,001	—		—		333,991	(4)	832,992
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,326,626	—		—		(44,906)	(5)	2,281,720
Other intangibles, net	104,516	—		—		2,240,890	(5)	2,345,406
Goodwill	3,415,492	—		—		(92,127)	(5)	3,323,365
OTHER ASSETS
Operating lease right-of-use assets	355,826	—		—		554,278	(6)	910,104
Other assets	139,409	—		(384)	(3)	(54,683)	(2)	84,342
Long-term assets of discontinued operations	5,351,513	(5,351,513)	(1)	—		—		—
Total Assets	$14,267,079	$(6,352,266)		$(104,928)		$2,900,323		$10,710,208
CURRENT LIABILITIES
Accounts payable	$41,847	$—		$3,061	(4)	$—		$44,908
Current operating lease liabilities	470	—		31,845	(7)	39,092	(6)	71,407
Accrued expenses	208,885	—		(32,250)	(5)	2,328	(9)	178,963
Accrued interest	462	—		(462)	(6)	—		—
Deferred revenue	128,452	—		—		3,214	(7)	131,666
Current portion of long-term debt	46,618	—		6,529	(7)	40	(6)	53,187
Current liabilities of discontinued operations	999,778	(999,778)	(1)	—		—		—
Total Current Liabilities	1,426,512	(999,778)		8,723		44,674		480,131
Long-term debt	—	—		5,758,516	(8)	(1,586)	(8)	5,756,930
Series A Mandatorily Redeemable Preferred Stock	—	—		60,000	(9)	—		60,000
Noncurrent operating lease liabilities	828	—		398,154	(7)	419,897	(6)	818,879
Deferred income taxes	—	—		575,341	(10)	185,419	(10)	760,760
Other long-term liabilities	121,081	—		(64,524)	(11)	(2,164)	(7)	54,393
Liabilities subject to compromise	16,770,266	—		(16,770,266)	(7)	—		—
Long-term liabilities of discontinued operations	7,472,633	(7,472,633)	(1)	—		—		—
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	13,584	(13,199)	(1)	—		8,558	(11)	8,943
Predecessor common stock	92	—		(92)	(12)	—		—
Successor Class A Common Stock	—	—		57	(13)	—		57
Successor Class B Common Stock	—	—		7	(13)	—		7
Predecessor additional paid-in capital	2,075,130	—		(2,075,130)	(12)	—		—
Successor additional paid-in capital	—			2,770,108	(13)	—		2,770,108
Accumulated deficit	(13,288,497)	1,825,531	(1)	9,231,616	(14)	2,231,350	(12)	—
Accumulated other comprehensive loss	(321,988)	307,813	(1)	—		14,175	(12)	—
Cost of share held in treasury	(2,562)	—		2,562	(12)	—		—
Total Stockholders' Equity (Deficit)	(11,524,241)	2,120,145		9,929,128		2,254,083		2,779,115
Total Liabilities and Stockholders' Equity (Deficit)	$14,267,079	$(6,352,266)		$(104,928)		$2,900,323		$10,710,208

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A. Separation of CCOH Adjustments
(1) On May 1, 2019, as part of the Separation, the outstanding shares of both classes of CCOH common stock were consolidated such that CCH held all of the outstanding CCOH Class A common stock that was held by subsidiaries of iHeartCommunications, through a series of share distributions by other subsidiaries that held CCOH common stock and a conversion of CCOH Class B common stock that CCH held to CCOH Class A common stock. Prior to the Separation, iHeartCommunications owned approximately 89.1% of the economic rights and approximately 99% of the voting rights of CCOH. To complete the Separation, CCOH merged with and into CCH, with CCH surviving the merger and changing its name to Clear Channel Outdoor Holdings, Inc. (“New CCOH”), and pre-merger shares of CCOH Class A common stock (other than shares of CCOH Class A common stock held by CCH or any direct or indirect wholly-owned subsidiary of CCH) were converted into an equal number of shares of post-merger common stock of New CCOH. iHeartCommunications transferred the post-merger common stock of New CCOH it held to Claimholders pursuant to the Plan of Reorganization but retained 31,269,762 shares. Such retained shares were distributed to two affiliated Claimholders on July 18, 2019. Upon completion of the merger and Separation, New CCOH became an independent public company. Upon distribution of the shares held by iHeartCommunications, the Company does not hold any ownership interest in CCOH.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(8)
The exit financing consists of the Term Loan Facility of approximately $3.5 billion and 6.375% Senior Secured Notes totaling $800 million, both maturing seven years from the date of issuance, the Senior Unsecured Notes totaling $1.45 billion, maturing eight years from the date of issuance, and a $450 million ABL Facility with no amount drawn at emergence, which matures on June 14, 2023.

Upon emergence, the Company paid cash of $1.8 million to settle certain creditor claims for which claims were designated to receive term loans pursuant to the Plan of Reorganization.

The remaining $10.3 million is related to the reinstatement of the Long-term portion of finance leases and other debt as described above.

(In thousands)	Term	Interest Rate	Amount
Term Loan Facility	7 years	Libor + 4.00%	$3,500,000
6.375% Senior Secured Notes	7 years	6.375%	800,000
Senior Unsecured Notes	8 years	8.375%	1,450,000
Asset-based Revolving Credit Facility	4 years	Varies(a)	—
Total Long-Term Debt - Exit Financing			$5,750,000
Less:
Payment of Term Loan Facility to settle certain creditor claims			(1,822)
Net proceeds from exit financing at emergence			$5,748,178
Long-term portion of finance leases and other debt reinstated			10,338
Net impact on Long-term debt			$5,758,516

(a)
Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (x) a eurocurrency rate or (y) a base rate. The applicable margin for borrowings under the ABL Facility range from 1.25% to 1.75% for eurocurrency borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the ABL Facility based on the most recently ended fiscal quarter.

(9)
Reflects the issuance by iHeart Operations of $60.0 million in aggregate liquidation preference of its Series A Perpetual Preferred Stock, par value $0.001 per share. On May 1, 2029, the shares of the Preferred Stock will be subject to mandatory redemption for $60.0 million in cash, plus any accrued and unpaid dividends, unless waived by the holders of the Preferred Stock.

(10) Reflects the reinstatement of deferred tax liabilities included within Liabilities subject to compromise of $596.9 million, offset by an adjustment to net deferred tax liabilities of $21.5 million. Upon emergence from the Chapter 11 Cases, iHeartMedia’s federal and state net operating loss carryforwards were reduced in accordance with Section 108 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), due to cancellation of debt income, which is excluded from U.S. federal taxable income. The estimated remaining deferred tax assets attributed to federal and state net operating loss carryforwards upon emergence totaled $114.9 million. The adjustments reflect a reduction in deferred tax assets for federal

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and state net operating loss carryforwards as described above, a reduction in deferred tax liabilities attributed to long-term debt as a result of the restructuring of our indebtedness upon emergence and a reduction in valuation allowance.

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

(In thousands)
Equity issued to Class 9 Claimholders (prior equity holders)	$27,701
Equity issued to creditors in settlement of Liabilities subject to compromise	2,742,471
Total equity issued at emergence	$2,770,172

(14) The table reflects the cumulative impact of the reorganization adjustments discussed above:

(In thousands)
Gain on settlement of Liabilities subject to compromise	$7,192,374
Payment of professional fees upon emergence	(11,509)
Payment of success fees upon emergence	(86,065)
Cancellation of unvested stock-based compensation awards	(1,530)
Cancellation of Predecessor prepaid director and officer insurance policy	(2,331)
Write-off of debt issuance and Mandatorily Redeemable Preferred Stock costs incurred at emergence	(8,726)
Total Reorganization items, net	$7,082,213

Income tax benefit	$102,914
Cancellation of Predecessor Equity	2,074,190	(a)
Issuance of Successor Equity to prior equity holders	(27,701)
Net Impact on Accumulated deficit	$9,231,616

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

(In millions)
Customer/advertiser relationships	$1,604.1	increase in value
Talent contracts	361.6	increase in value
Trademarks and tradenames	274.4	increase in value
Other	0.8	increase in value
Total fair value adjustment	$2,240.9	increase in value

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

(6)
The operating lease obligation as of May 1, 2019 had been calculated using an incremental borrowing rate applicable to the Company while it was a debtor-in-possession before its emergence from bankruptcy. Upon application of fresh start accounting, the lease obligation was recalculated using the incremental borrowing rate applicable to the Company after emergence from bankruptcy and commensurate to its new capital structure. The incremental borrowing rate used decreased from 12.44% as

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of March 31, 2019 to 6.54% as of May 1, 2019. As a result of this decrease, the Company's Operating lease liabilities and corresponding Operating lease right-of-use assets increased by $541.2 million to reflect the higher balances resulting from the application of a lower incremental borrowing rate. The Operating lease right-of-use-assets were further adjusted to reflect the resetting of the Company's straight-line lease calculation. In addition, the Company increased the Operating lease right-of-use assets to recognize $13.1 million related to the favorable lease contracts.

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

Reorganization Items, Net

The tables below present the Reorganization items incurred and cash paid for Reorganization items as a result of the Chapter 11 Cases during the periods presented:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Professional fees and other bankruptcy related costs	—	(52,475)
Reorganization items, net	$—	$(52,475)

Cash payments for Reorganization items, net	$5,219	$46,338

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2019	2019	2018
Write-off of deferred loans costs	$—	$—	$(67,079)
Write-off of original issue discount	—	—	(131,100)
Debtor-in-possession refinancing costs	—	—	(10,546)
Professional fees and other bankruptcy related costs	—	(157,487)	(104,545)
Net gain on settlement of Liabilities subject to compromise	—	7,192,374	—
Impact of fresh start adjustments	—	2,430,944	—
Other items, net	—	(4,005)	—
Reorganization items, net	$—	$9,461,826	$(313,270)

Cash payments for Reorganization items, net	$18,268	$183,291	$52,213

As of September 30, 2019, $0.5 million of Reorganization items, net were unpaid and accrued in Accounts payable and Accrued expenses in the accompanying Consolidated Balance Sheet. As of September 30, 2018, $56.2 million of professional fees were unpaid and accrued in Accounts payable and Accrued expenses in the accompanying Consolidated Balance Sheet. The Company incurred additional professional fees related to the bankruptcy, post-emergence, of $12.4 million and $21.5 million for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019, respectively, which are included within Other expenses, net in the Company's Consolidated Statements of Comprehensive Income (Loss).

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Information for Discontinued Operations

Income Statement Information

The following shows the revenue, income (loss) from discontinued operations and gain on disposal of the Predecessor Company's discontinued operations for the periods presented:

(In thousands)	Predecessor Company
	Three Months Ended September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2018	2019	2018
Revenue	$663,739	$804,566	$1,974,117

Loss from discontinued operations before income taxes	$(42,595)	$(133,475)	$(149,952)
Income tax expense	(6,896)	(6,933)	(57,016)
Loss from discontinued operations, net of taxes	$(49,491)	$(140,408)	$(206,968)

Gain on disposals before income taxes	$—	$1,825,531	$—
Income tax expense	—	—	—
Gain on disposals, net of taxes	$—	$1,825,531	$—

Income (loss) from discontinued operations, net of taxes	$(49,491)	$1,685,123	$(206,968)

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balance Sheet Information

The following table shows the classes of assets and liabilities classified as discontinued operations for the Predecessor Company as of December 31, 2018:

(In thousands)	Predecessor Company
December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$182,456
Accounts receivable, net of allowance of $24,224	706,309
Prepaid expenses	95,734
Other current assets	31,301
Current assets of discontinued operations	$1,015,800

LONG-TERM ASSETS
Structures, net	$1,053,016
Property, plant and equipment, net	235,922
Indefinite-lived intangibles - permits	971,163
Other intangibles, net	252,862
Goodwill	706,003
Other assets	132,504
Long-term assets of discontinued operations	$3,351,470

CURRENT LIABILITIES
Accounts payable	$113,714
Accrued expenses	528,482
Accrued interest	2,341
Deferred income	85,052
Current portion of long-term debt	227
Current liabilities of discontinued operations	$729,816

LONG-TERM LIABILITIES
Long-term debt	$5,277,108
Deferred income taxes	335,015
Other long-term liabilities	260,150
Long-term liabilities of discontinued operations	$5,872,273
In connection with the Separation, the Company and its subsidiaries entered into the agreements described below.
Transition Services Agreement
On the Effective Date, the Company, iHM Management Services, iHeartCommunications and CCOH entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which iHM Management Services has agreed to provide, or cause the Company, iHeartCommunications, iHeart Operations or any member of the iHeart Group to provide, CCOH with certain administrative and support services and other assistance which CCOH will utilize in the conduct of its business as such business was conducted prior to the Separation, for one year from the Effective Date (subject to certain rights of CCOH to extend up to one additional year, as described below). The transition services may include, among other things, (a) treasury, payroll and other financial related services, (b) certain executive officer services, (c) human resources and employee benefits, (d) legal and related services, (e) information systems, network and related services, (f) investment services and (g) procurement and sourcing support.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The charges for the transition services are generally consistent with the Corporate Services Agreement, dated as of November 10, 2005, by and between iHM Management Services and CCOH (the “Corporate Services Agreement”), which governed the provision of certain services by the iHeart Group to the Outdoor Group prior to the Separation. The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount, number of users of a service or other factors. CCOH may request an extension of the term for all services or individual services for one-month periods for up to an additional 12 months, and the price for transition services provided during such extended term will be increased for any service other than those identified in the schedules to the Transition Services Agreement as an “IT Service” or any other service the use and enjoyment of which requires the use of another IT Service.
CCOH may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently.
New Tax Matters Agreement
On the Effective Date, the Company entered into a new tax matters agreement (the “New Tax Matters Agreement”) by and among the Company, iHeartCommunications, iHeart Operations, CCH, CCOH and CCOL, to allocate the responsibility of the Company and its subsidiaries, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – REVENUE
Disaggregation of Revenue
The following table shows revenue streams for the Successor Company for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019:

Successor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Three Months Ended September 30, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$573,048	$—	$—	$573,048
Digital(2)	96,656	—	—	96,656
Networks(3)	160,133	—	—	160,133
Sponsorship and Events(4)	55,541	—	—	55,541
Audio and Media Services(5)	—	59,873	(1,731)	58,142
Other(6)	4,568	—	(168)	4,400
Total	889,946	59,873	(1,899)	947,920
Revenue from leases(7)	418	—	—	418
Revenue, total	$890,364	$59,873	$(1,899)	$948,338

Period from May 2, 2019 through September 30, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$963,588	$—	$—	$963,588
Digital(2)	160,894	—	—	160,894
Networks(3)	265,559	—	—	265,559
Sponsorship and Events(4)	87,331	—	—	87,331
Audio and Media Services(5)	—	100,410	(2,740)	97,670
Other(6)	8,525	—	(280)	8,245
Total	1,485,897	100,410	(3,020)	1,583,287
Revenue from leases(7)	697	—	—	697
Revenue, total	$1,486,594	$100,410	$(3,020)	$1,583,984

(1)	Broadcast Radio revenue is generated through the sale of advertising time on the Company’s domestic radio stations.

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

(5)
Audio and media services revenue is generated by services provided to broadcast industry participants through the Company’s Katz Media and RCS businesses. As a media representation firm, Katz Media generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast and webcast software and technology and services to radio stations, television music channels, cable companies, satellite music networks and Internet stations worldwide.

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

Predecessor Company
(In thousands)	Audio(1)	Audio and Media Services(1)	Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenue from contracts with customers:
Broadcast Radio	$576,460	$—	$—	$576,460
Digital	72,447	—	—	72,447
Networks	146,587	—	—	146,587
Sponsorship and Events	53,191	—	—	53,191
Audio and Media Services	—	69,823	(1,611)	68,212
Other	2,957	—	—	2,957
Total	851,642	69,823	(1,611)	919,854
Revenue from leases	638	—	—	638
Revenue, total	$852,280	$69,823	$(1,611)	$920,492

Period from January 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio	$657,864	$—	$—	$657,864
Digital	102,789	—	—	102,789
Networks	189,088	—	—	189,088
Sponsorship and Events	50,330	—	—	50,330
Audio and Media Services	—	69,362	(2,325)	67,037
Other	5,910	—	(243)	5,667
Total	1,005,981	69,362	(2,568)	1,072,775
Revenue from leases	696	—	—	696
Revenue, total	$1,006,677	$69,362	$(2,568)	$1,073,471

Nine Months Ended September 30, 2018
Revenue from contracts with customers:
Broadcast Radio	$1,635,571	$—	$—	$1,635,571
Digital	200,388	—	—	200,388
Networks	425,619	—	—	425,619
Sponsorship and Events	132,339	—	—	132,339
Audio and Media Services	—	180,582	(4,884)	175,698
Other	13,253	—	—	13,253
Total	2,407,170	180,582	(4,884)	2,582,868
Revenue from leases	2,160	—	—	2,160
Revenue, total	$2,409,330	$180,582	$(4,884)	$2,585,028

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

	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
(In thousands)	2019	2018
Trade and barter revenues	$59,530	$51,831
Trade and barter expenses	40,319	40,607

	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
(In thousands)	2019	2019	2018
Trade and barter revenues	$89,229	$65,934	$141,769
Trade and barter expenses	68,342	58,330	136,827

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers, excluding discontinued operations:

	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
(In thousands)	2019	2018
Deferred revenue from contracts with customers:
Beginning balance(1)	$159,752	$160,369
Revenue recognized, included in beginning balance	(74,875)	(73,190)
Additions, net of revenue recognized during period, and other	75,660	67,973
Ending balance	160,537	$155,152

	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
(In thousands)	2019	2019	2018
Deferred revenue from contracts with customers:
Beginning balance(1)	$151,773	$148,720	$155,228
Revenue recognized, included in beginning balance	(87,098)	(76,473)	(101,456)
Additions, net of revenue recognized during period, and other	95,862	79,228	101,380
Ending balance	$160,537	$151,475	$155,152

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

The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2019, the Company expects to recognize $191.0 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Leases
As of September 30, 2019, the future lease payments to be received by the Successor Company are as follows:

(In thousands)
2019	$381
2020	1,317
2021	1,139
2022	833
2023	776
Thereafter	10,693
Total	$15,139

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
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment." In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted the IBR used to value the Company's ROU assets and operating lease liabilities at the Effective Date (see Note 3, Fresh Start Accounting). In addition, upon adoption of ASC 852 in the first quarter of 2019, the Company did not elect the practical expedient to combine non-lease components with the associated lease components. Upon application of fresh start accounting on the Effective Date, the Company elected to use the practical expedient to not separate non-lease components from the associated lease component for all classes of the Company's assets.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide the components of lease expense included within the Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2019 (Successor), the period from May 2, 2019 through September 30, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor):

Successor Company
Three Months Ended September 30,
(In thousands)	2019
Operating lease expense	$37,742
Variable lease expense	$7,197

	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
(In thousands)	2019	2019
Operating lease expense	$63,181	$44,667
Variable lease expense	$10,644	$476
The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of September 30, 2019 (Successor):

September 30, 2019
Operating lease weighted average remaining lease term (in years)	13.9
Operating lease weighted average discount rate	6.54%
As of September 30, 2019 (Successor), the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2019	$26,765
2020	137,993
2021	127,849
2022	120,856
2023	107,593
Thereafter	849,530
Total lease payments	$1,370,586
Less: Effect of discounting	498,550
Total operating lease liability	$872,036

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides supplemental cash flow information related to leases for the period from May 2, 2019 through September 30, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor):

	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1
(In thousands)	2019	2019
Cash paid for amounts included in measurement of operating lease liabilities	$57,102	$44,888
Lease liabilities arising from obtaining right-of-use assets(1)	$13,339	$913,598
(1) Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during the period from May 2, 2019 through September 30, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor). Upon adoption of fresh start accounting upon emergence from the Chapter 11 Cases, the Company increased its operating lease obligation by $459.0 million to reflect its operating lease obligation as estimated fair value (see Note 3, Fresh Start Accounting).
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively:

(In thousands)	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Land, buildings and improvements	$379,204	$427,501
Towers, transmitters and studio equipment	154,426	365,991
Furniture and other equipment	309,201	591,601
Construction in progress	36,243	43,809
	879,074	1,428,902
Less: accumulated depreciation	45,061	926,700
Property, plant and equipment, net	$834,013	$502,202
In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted Property, plant and equipment to their respective fair values at the Effective Date (see Note 3, Fresh Start Accounting).
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Audio segment. In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted its FCC licenses to their respective estimated fair values as of the Effective Date of $2,281.7 million (see Note 3, Fresh Start Accounting).
Annual Impairment Test on Indefinite-lived Intangible Assets
The Company performs its annual impairment test on indefinite-lived intangible assets as of July 1 of each year. The Company also tests indefinite-lived intangible assets at interim dates if events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Generally, the annual impairment test includes a full quantitative assessment, which involves the preparation of a fair value estimate for each of the Company's reporting units based on the most recent projected financial results, market and industry factors, including comparison to peer companies and the application of the Company's current estimated WACC. However, in connection with emergence from bankruptcy, the Company qualified for and adopted fresh start accounting on the Effective Date. As of May 1, 2019, the Company allocated its estimated enterprise fair value to its individual assets and liabilities based on their estimated fair values in conformity with ASC 805, "Business Combinations." As a result of the recent fair value exercise applied in connection with fresh start accounting, the Company opted to use a qualitative assessment for its annual indefinite-lived intangible asset impairment test as of July 1, 2019 in lieu of performing the full quantitative assessment, as permitted by ASC 350, "Intangibles - Goodwill and Other".
The qualitative impairment assessment performed for indefinite-lived intangible assets considered the general macroeconomic environment, industry and market specific conditions, financial performance, including changes in costs and actual versus forecasted results, as well other issues or events specific to the Audio segment.

Based on this assessment and the totality of facts and circumstances, including the business environment in the third quarter of 2019, the Company determined that it was not more likely than not that the fair value of the Company and its reporting units is less than their respective carrying amounts. As such, the Company concluded no indefinite-lived intangible asset impairment was required for the three months ended September 30, 2019. During the period from January 1, 2019 through May 1, 2019, the Predecessor Company recognized non-cash impairment charges of $91.4 million in relation to indefinite-lived FCC licenses as a result of an increase in the WACC used in performing the annual impairment test. The Predecessor Company recognized impairment charges related to its indefinite-lived intangible assets within several iHM radio markets of $33.2 million during the three and nine months ended September 30, 2018.

Other Intangible Assets
Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets primarily include customer and advertiser relationships, talent and representation contracts, trademarks and tradenames and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at amortized cost. In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted Other intangible assets to their respective fair values at the Effective Date (see Note 3, Fresh Start Accounting).
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively:

(In thousands)	Successor Company		Predecessor Company
	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,649,770	(74,420)	1,326,636	(1,278,885)
Talent and other contracts	375,399	(21,087)	164,933	(148,578)
Trademarks and tradenames	321,977	(13,538)	—	—
Other	762	(440)	376,978	(240,662)
Total	$2,347,908	$(109,485)	$1,868,547	$(1,668,125)
Total amortization expense related to definite-lived intangible assets for the Successor Company for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019 was $67.0 million and $109.5 million, respectively. Total amortization expense related to definite-lived intangible assets for the Predecessor Company for the three months ended September 30, 2018, the period from January 1, 2019 through May 1, 2019 and the nine months ended September 30, 2018 was $19.2 million, $12.7 million and $101.1 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2020	$263,125
2021	262,727
2022	257,502
2023	246,927
2024	246,237
Goodwill
Annual Impairment Test to Goodwill
The Company performs its annual impairment test on goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.
Generally, the Company's annual impairment test includes a full quantitative assessment, which involves the preparation of a fair value estimate for each reporting unit based on the most recent projected financial results, market and industry factors, including comparison to peer companies and the application of the Company's current estimated WACC. However, in connection with emergence from bankruptcy, the Company qualified for and adopted fresh start accounting on the Effective Date. As of May 1, 2019, the Company allocated its estimated enterprise fair value to its individual assets and liabilities based on their estimated fair values in conformity with ASC 805, "Business Combinations."

Upon application of fresh start accounting in accordance with ASC 852 in connection with the emergence from bankruptcy, the Company recorded goodwill of $3.3 billion, which represented the excess of Reorganization Value over the estimated fair value of the Company's assets and liabilities. Goodwill was further allocated to reporting units based on the relative fair values of the Company's reporting units as of May 1, 2019.

As a result of the recent fair value exercise applied in connection with fresh start accounting, the Company opted to use a qualitative assessment for its annual goodwill impairment test as of July 1, 2019 in lieu of performing the full quantitative assessment, as permitted by ASC 350, "Intangibles - Goodwill and Other".

As of July 1, 2019, the qualitative impairment assessment performed for goodwill considered the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance, including changes in costs and actual versus forecasted results, as well other issues or events specific to each reporting unit. In addition, the Company evaluated the impact of changes in the Company's stock price and the trading values of its publicly-traded debt from May 1, 2019 to July 1, 2019 to determine whether or not any changes would indicate a potential impairment of goodwill allocated to its reporting units.

Based on this assessment and the totality of facts and circumstances, including the business environment in the third quarter of 2019, the Company determined that it was not more likely than not that the fair value of the Company and its reporting units is less than their respective carrying amounts. As such, the Company concluded no goodwill impairment was required during the three months ended September 30, 2019 (Successor), the three months ended September 30, 2018 (Predecessor), the period from May 2, 2019 through September 30, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor), and the nine months ended September 30, 2018 (Predecessor).

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2017 (Predecessor)	$3,255,208	$81,831	$3,337,039
Acquisitions	77,320	—	77,320
Dispositions	(1,606)	—	(1,606)
Balance as of December 31, 2018 (Predecessor)	$3,330,922	$81,831	$3,412,753
Acquisitions	—	2,767	2,767
Foreign currency	—	(28)	(28)
Balance as of May 1, 2019 (Predecessor)	$3,330,922	$84,570	$3,415,492
Impact of fresh start accounting	(111,712)	19,585	(92,127)

Balance as of May 2, 2019 (Successor)	$3,219,210	$104,155	$3,323,365
Acquisitions	4,637	—	4,637
Dispositions	(9,466)	—	(9,466)
Foreign currency	—	(77)	(77)
Other	7,087	—	7,087
Balance as of September 30, 2019 (Successor)	$3,221,468	$104,078	$3,325,546

NOTE 8 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2019 (Successor) and December 31, 2018 (Predecessor) consisted of the following:

(In thousands)	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Term Loan Facility due 2026(1)	$2,757,397	$—
Debtors-in-Possession Facility(2)	—	—
Asset-based Revolving Credit Facility due 2023(2)	—	—
6.375% Senior Secured Notes due 2026	800,000	—
5.25% Senior Secured Notes due 2027(1)	750,000	—
Other secured subsidiary debt(3)	4,373	—
Total consolidated secured debt	4,311,770	—

8.375% Senior Unsecured Notes due 2027	1,450,000	—
Other unsecured subsidiary debt	58,556	46,105
Long-term debt fees	(11,316)	—
Long-term debt, net subject to compromise(4)	—	15,149,477
Total debt, prior to reclassification to Liabilities subject to compromise	5,809,010	15,195,582
Less: Current portion	53,705	46,105
Less: Amounts reclassified to Liabilities subject to compromise	—	15,149,477
Total long-term debt	$5,755,305	$—

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)
On August 7, 2019, iHeartCommunications issued $750.0 million of 5.25% Senior Secured Notes due 2027 (the “5.25% Senior Secured Notes”), the proceeds of which were used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility, plus $0.8 million of accrued and unpaid interest to, but not including, the date of prepayment.

(2)
The Debtors-in-Possession Facility (the "DIP Facility"), which terminated with the emergence from the Chapter 11 Cases, provided for borrowings of up to $450.0 million. On the Effective Date, the DIP Facility was repaid and canceled and the Successor Company entered into the ABL Facility. As of September 30, 2019, the Successor Company had a facility size of $450.0 million under iHeartCommunications' ABL Facility, had no outstanding borrowings and had $49.2 million of outstanding letters of credit, resulting in $400.8 million of excess availability.

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

The Company’s weighted average interest rate was 6.7% and 9.9% as of September 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $6.0 billion and $8.7 billion as of September 30, 2019 (Successor) and December 31, 2018 (Predecessor), respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Successor Company’s debt is classified as either Level 1 or Level 2.
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
Interest Rate and Fees

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at iHeartCommunications’ option, either (1) a eurocurrency rate or (2) a base rate. The applicable margin for borrowings under the ABL Facility range from 1.25% to 1.75% for eurocurrency borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the ABL Facility based on the most recently ended fiscal quarter.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $40.0 million and (b) 10% of the aggregate commitments under the ABL Facility, in each case, for two consecutive business days (a “Trigger Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00, and must continue to comply with this minimum fixed charge coverage ratio for fiscal quarters ending after the occurrence of the Trigger Event until borrowing availability exceeds the greater of (x) $40.0 million and (y) 10% of the aggregate commitments under the ABL Facility, in each case, for 20 consecutive calendar days, at which time the Trigger Event shall no longer be deemed to be occurring.

Term Loan Facility due 2026

On the Effective Date, iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Citibank N.A., as administrative and collateral agent, governing the Term Loan Facility. On the Effective Date, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the Term Loan Facility to certain Claimholders pursuant to the Plan of Reorganization. As described below, on August 7, 2019, the proceeds from the issuance of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 were used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility due 2026. The Term Loan Facility matures on May 1, 2026.

Interest Rate and Fees

Term loans under the Term Loan Facility bear interest at a rate per annum equal to the applicable margin plus, at iHeartCommunications’ option, either (1) a base rate or (2) a eurocurrency rate. The applicable margin for such term loans is 3.00% with respect to base rate loans and 4.00% with respect to eurocurrency rate loans.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

6.375% Senior Secured Notes due 2026
On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $800.0 million aggregate principal amount of 6.375% Senior Secured Notes due 2026 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The 6.375% Senior Secured Notes mature on May 1, 2026 and bear interest at a rate of 6.375% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2020.

The 6.375% Senior Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The 6.375% Senior Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

guarantors’ existing and future indebtedness that is not expressly subordinated to the 6.375% Senior Secured Notes (including the Senior Unsecured Notes), effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the 6.375% Senior Secured Notes, effectively subordinated in right of payment to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the 6.375% Senior Secured Notes, to the extent of the value of such assets, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the 6.375% Senior Secured Notes.

The 6.375% Senior Secured Notes and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a first priority lien on the capital stock of iHeartCommunications and substantially all of the assets of iHeartCommunications and the guarantors, other than accounts receivable and related assets, and by a second priority lien on accounts receivable and related assets securing the ABL Facility.

iHeartCommunications may redeem the 6.375% Senior Secured Notes at its option, in whole or in part, at any time prior to May 1, 2022, at a price equal to 100% of the principal amount of the 6.375% Senior Secured Notes being redeemed, plus an applicable premium and plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the 6.375% Senior Secured Notes at its option, in whole or in part, on or after May 1, 2022, at the redemption prices set forth in the 6.375% Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2022, iHeartCommunications may redeem at its option, up to 40% of the aggregate principal amount of the 6.375% Senior Secured Notes at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the proceeds of one or more equity offerings.

The 6.375% Senior Secured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	create liens on certain assets;

•	redeem, purchase or retire subordinated debt;

•	make certain investments;

•	create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;

•	sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;

•	designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and

•	pay dividends, redeem or repurchase capital stock or make other restricted payments.

5.25% Senior Secured Notes due 2027

On August 7, 2019, iHeartCommunications entered into an indenture (the “New Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $750.0 million aggregate principal amount of 5.25% Senior Secured Notes due 2027 that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The 5.25% Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.25% per annum. Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2020.

The 5.25% Senior Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility. The 5.25% Senior Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the 5.25% Senior Secured Notes (including the Term Loan Facility, the 6.375% Senior Secured Notes and the Senior Unsecured Notes), effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the 5.25% Senior Secured Notes, effectively subordinated to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the 5.25% Senior Secured Notes, to the extent of the value of such collateral, and structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the 5.25% Senior Secured Notes.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 5.25% Senior Secured Notes and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a first priority lien on the capital stock of iHeartCommunications and substantially all of the assets of iHeartCommunications and the guarantors, other than accounts receivable and related assets, and by a second priority lien on accounts receivable and related assets securing the ABL Facility.

iHeartCommunications may redeem the 5.25% Senior Secured Notes at its option, in whole or part, at any time prior to August 15, 2022, at a price equal to 100% of the principal amount of the 5.25% Senior Secured Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the 5.25% Senior Secured Notes, in whole or in part, on or after August 15, 2022, at the redemption prices set forth in the 5.25% Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time on or before August 15, 2022, iHeartCommunications may elect to redeem up to 40% of the aggregate principal amount of the 5.25% Senior Secured Notes at a redemption price equal to 105.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The 5.25% Senior Secured Notes Indenture contains covenants that limit the ability of iHeartCommunications and its restricted subsidiaries, to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	create liens on certain assets;

•	redeem, purchase or retire subordinated debt;

•	make certain investments;

•	create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;

•	sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;

•	designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and

•	pay dividends, redeem or repurchase capital stock or make other restricted payments.

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

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The Senior Unsecured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the Senior Unsecured Notes, effectively subordinated in right of payment to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured (including the 6.375% Senior Secured Notes, the 5.25% Senior Secured Notes and borrowings under the ABL Facility and the Term Loan Facility), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the Senior Unsecured Notes.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Senior Unsecured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	create liens on certain assets;

•	redeem, purchase or retire subordinated debt;

•	make certain investments;

•	create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;

•	sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;

•	designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and

•	pay dividends, redeem or repurchase capital stock or make other restricted payments.

Mandatorily Redeemable Preferred Stock
On the Effective Date, in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of September 30, 2019, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. As further described below, the iHeart Operations Preferred Stock is mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
There are no sinking fund provisions applicable to the iHeart Operations Preferred Stock. Shares of the iHeart Operations Preferred Stock, upon issuance, were fully paid and non-assessable. The shares of the iHeart Operations Preferred Stock are not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of iHeart Operations. The holders of shares of the iHeart Operations Preferred Stock have no pre-emptive rights with respect to any shares of our capital stock or any of iHeart Operations’ other securities convertible into or carrying rights or options to purchase any such capital stock.
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly at a per annum rate equal to the sum of (1) the greater of (a) LIBOR and (b) two percent, plus (2) the applicable margin, which is calculated as a function of iHeartMedia’s consolidated total leverage ratio. Dividends are payable on the liquidation preference. Unless all accrued and unpaid dividends on the iHeart Operations Preferred Stock are paid in full, no dividends or distributions may be paid on any equity interests of iHeartMedia or its subsidiaries other than iHeart Operations, and no such equity interests may be repurchased or redeemed (subject to certain exceptions that are specified in the certificate of designation for the iHeart Operations Preferred Stock). Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the three months ended September 30, 2019 and the period from May 1, 2019 through September 30, 2019 the Company recognized $2.0 million and $3.4 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2019, the Successor Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $17.6 million and $49.2 million, respectively. Included within the Successor Company's outstanding commercial standby letters of credit were $0.9 million held on behalf of CCOH. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.
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
Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the Petition Date. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against the Company in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% Senior Notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% Senior Notes due 2021 also had its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding was warranted, the holders of the 14% Senior Notes due 2021 would also be entitled to the same "equal and ratable" liens on the same property.  On January 15, 2019, the Bankruptcy Court entered judgment in the Company's favor denying all relief sought by WSFS and all other parties. Pursuant to a settlement (the “Legacy Plan Settlement”) with WSFS and certain consenting Legacy Noteholders of all issues related to confirmation of the Plan of Reorganization, on May 1, 2019 upon the Company's confirmed Plan of Reorganization becoming

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

effective, this adversary proceeding was deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
On October 9, 2018, WSFS, solely in its capacity as successor indenture trustee to the 6.875% Senior Notes due 2018 and 7.25% Senior Notes due 2027, and not in its individual capacity, filed an adversary proceeding against Clear Channel Holdings, Inc. (“CCH”) and certain shareholders of iHeartMedia. The named shareholder defendants were Bain Capital LP; Thomas H. Lee Partners L.P.; Abrams Capital L.P.; and Highfields Capital Management L.P. In the complaint, WSFS alleged, among other things, that the shareholder defendants engaged in a “pattern of inequitable and bad faith conduct, including the abuse of their insider positions to benefit themselves at the expense of third-party creditors including particularly the Legacy Noteholders.” The complaint asked the court to grant relief in the form of equitable subordination of the shareholder defendants’ term loan, priority guarantee notes and 2021 notes claims to any and all claims of the legacy noteholders. In addition, the complaint sought to have any votes to accept the Plan of Reorganization by Abrams and Highfields on account of their 2021 notes claims, and any votes to accept the Plan of Reorganization by defendant CCH on account of its junior notes claims, to be designated and disqualified. Pursuant to the Legacy Plan Settlement, on May 1, 2019 upon the Company's confirmed Plan of Reorganization becoming effective, this adversary proceeding was deemed withdrawn and/or dismissed, with respect to all parties thereto, with prejudice and in its entirety.
Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia, Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants the Company, iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P., the Company's pre-bankruptcy private equity sponsors and pre-bankruptcy majority owners (together, the "Former Sponsor Defendants"), and the members of CCOH's board of directors. CCOH also was named as a nominal defendant. The complaint alleged that CCOH had been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, iHeartCommunications and the Former Sponsor Defendants to the detriment of CCOH and its minority stockholders. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, iHeartCommunications and the Former Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the offering of notes by Clear Channel International BV and certain asset sales by CCOH, and an order requiring the Company, iHeartCommunications and the Former Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit (the “Norfolk Lawsuit”) in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint named as defendants the Company, iHeartCommunications, the Former Sponsor Defendants, and the members of CCOH's board of directors.  CCOH was named as a nominal defendant. The complaint alleged that CCOH had been harmed by the CCOH Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint described as far-below-market interest rates. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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
On August 27, 2018, the same stockholder of CCOH that had filed a derivative lawsuit against the Company and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit (the “GAMCO II Lawsuit”) in the Court of Chancery of

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint named as defendants the Former Sponsor Defendants and the members of CCOH’s board of directors. The complaint alleged that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH Board and the intercompany note committee of the Board relating to the Intercompany Note. The plaintiff sought, among other things, a ruling that the CCOH Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement (the “CCOH Separation Settlement”) of all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the Former Sponsor Defendants in such actions. The CCOH Separation Settlement provided for the consensual separation of the Debtors and CCOH, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, a $200 million unsecured revolving line of credit from certain of the Debtors to CCOH for a period of up to three years, the transfer of certain of the Debtors’ intellectual property to CCOH, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from CCOH to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by CCOH relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The CCOH Separation Settlement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas on January 22, 2019. On May 1, 2019, the Debtors’ Plan of Reorganization went effective, and the Norfolk Lawsuit and GAMCO II Lawsuit were each subsequently dismissed with prejudice.
NOTE 10 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three months ended September 30, 2019 (Successor), the three months ended September 30, 2018 (Predecessor), the period from May 2, 2019 through September 30, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor) and the nine months ended September 30, 2018 (Predecessor), respectively, consisted of the following components:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Current tax expense	$(4,336)	$(2,471)
Deferred tax expense	(12,422)	(8,402)
Income tax expense	$(16,758)	$(10,873)

(In thousands)	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2019	2019	2018
Current tax benefit (expense)	$(7,283)	$76,744	$(9,041)
Deferred tax benefit (expense)	(25,478)	(115,839)	18,869
Income tax benefit (expense)	$(32,761)	$(39,095)	$9,828

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effective tax rate for the Successor Company for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019 was 57.5% and 39.0%, respectively. The effective tax rates for both periods were primarily impacted by tax expense from non-deductible expenses and the provision for state income taxes.
The effective tax rate for continuing operations of the Predecessor Company for the period from January 1, 2019 through May 1, 2019 (Predecessor) was 0.4%. The income tax expense for the period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.
The effective tax rate for the three and nine months ended September 30, 2018 (Predecessor) was 8.2% and 4.3%, respectively. The 2018 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period interest expense limitation carryforward in U.S. federal and certain state jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.
As a result of the Plan of Reorganization, the Company expects the majority of its federal NOL carryforwards and certain state NOL carryforwards to be reduced or eliminated as a result of the CODI realized from the bankruptcy emergence. Pursuant to the attribute reduction and ordering rules set forth in the Internal Revenue Code of 1986, as amended (the “Code”), the reduction in the Company’s tax attributes for excludible CODI does not occur until the last day of the Company’s tax year, December 31, 2019. Accordingly, the tax adjustments recorded in the Predecessor period represent our best estimate using all available information at September 30, 2019. Additionally, the Company recognized a capital loss for tax purposes as a result of the series of transactions to effect the Plan of Reorganization. This capital loss may be carried forward to offset capital gains recognized by the Company in the next five years, subject to annual limitations under Section 382 of the Code. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company’s ability to utilize the carryforward prior to its expiration. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on the Company’s tax attributes and tax basis in assets will be refined based on the Company’s final December 31, 2019 financial position as required under the Code. The final tax impacts on the Company's tax attributes could change significantly from the current estimates.
NOTE 11 – STOCKHOLDER'S EQUITY (DEFICIT)
Historically, the Company granted restricted shares of the Company's Class A common stock to certain key individuals. In connection with the effectiveness of the Plan of Reorganization, all unvested restricted shares were canceled.
Pursuant to the Post-Emergence Equity Plan the Company adopted in connection with the effectiveness of our Plan of Reorganization, the Company has granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
This Post-Emergence Equity Plan is designed to provide an incentive to certain key members of management and service providers of the Company or any of its subsidiaries and non-employee members of the Board of Directors and to offer an additional inducement in obtaining the services of such individuals. The Post-Emergence Equity Plan provides for the grant of (a) options and (b) restricted stock units, which, in each case, may be subject to contingencies or restrictions as set forth under the plan and applicable award agreement.
The aggregate number of shares of Class A common stock that may be issued or used for reference purposes with respect to which awards may be granted under the plan shall be equal to the sum of (a) 12,770,387 shares of Class A common stock for awards to key members of management and service providers plus (b) 1,596,298 shares of Class A common stock for awards to non-employee members of the Board. Such shares of common stock may, in the discretion of the Board of Directors, consist either in whole or in part of authorized but unissued shares of common stock or shares of common stock held in the treasury of the Company.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company shall at all times during the term of the plan reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of the plan.
The Company granted 5,542,668 stock options and 3,205,360 restricted stock units on May 30, 2019 in connection with the Company's emergence from bankruptcy (the "Emergence Awards").
Share-based compensation expenses are recorded in corporate expenses and were $17.1 million and $20.2 million for the Successor Company for three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019, respectively. Share-based compensation expenses for the Predecessor Company were $0.5 million, 0.5 million and 1.6 million for three months ended September 30, 2018, the period from January 1, 2019 through May 1, 2019 and the nine months ended September 30, 2018, respectively.
As of September 30, 2019, there was $63.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.6 years.
Stock Options
The term of each option granted pursuant to the plan may not exceed (a) six (6) years from the date of grant thereof in the case of the awards granted upon emergence and (b) ten (10) years from the date of grant thereof in the case of all other options; subject, however, in either case, to earlier termination as hereinafter provided.
Options granted under the plan are exercisable at such time or times and subject to such terms and conditions as shall be determined by the Compensation Committee of the Board (the "Committee") at the time of grant.
The options granted as Emergence Awards vest (or vested, as applicable), subject to a participant’s continued full-time employment or service with the Company through each applicable vesting date, (a) 20% on July 22, 2019, and (b) an additional 20% vesting on each of the next four anniversaries of the grant date.
No option granted under the plan will provide for any dividends or dividend equivalents thereon.
Restricted Stock Units ("RSUs")
RSUs may be issued either alone or in addition to other awards granted under the plan.
The RSUs granted in respect of the Emergence Awards vest or vested (as applicable), subject to a participant’s continued full-time employment or service with the Company through each applicable vesting date, (a) 20% on July 22, 2019, and (b) an additional 20% vesting on each of the next four anniversaries of the grant date.
Each RSU (representing one share of common stock) awarded to a participant will be credited with dividends paid in respect of one share of common stock (“Dividend Equivalents”). Dividend Equivalents will be withheld by the Company for the participant’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Committee. Dividend Equivalents credited to a participant’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed to the participant upon settlement of such RSU and, if such RSU is forfeited, the participant shall have no right to such Dividend Equivalents.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Predecessor Common Stock
The following table presents the balances of the Predecessor Company's Class A, Class B, Class C and Class D Common Stock as of September 30, 2019 (Successor) and December 31, 2018 (Predecessor):

(In thousands, except share and per share data)	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
	(Unaudited)
Predecessor Class A Common Stock, par value $.001 per share, authorized 400,000,000 shares, no shares issued in 2019 and 32,292,944 shares issued in 2018	—	32
Predecessor Class B Common Stock, par value $.001 per share, authorized 150,000,000 shares, no shares issued in 2019 and 555,556 shares issued in 2018	—	1
Predecessor Class C Common Stock, par value $.001 per share, authorized 100,000,000 shares, no shares issued in 2019 and 58,967,502 shares issued in 2018	—	59
Predecessor Class D Common Stock, par value $.001 per share, authorized 200,000,000 shares, no shares issued in 2019 and 2018	—	—
Successor Common Stock and Special Warrants
The following table presents the Successor Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of September 30, 2019:

(In thousands, except share and per share data)	September 30, 2019
(Unaudited)
Successor Class A Common Stock, par value $.001 per share,1,000,000,000 shares authorized	57,670,714
Successor Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	6,925,976
Successor Special Warrants	81,289,306
Total Successor Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding	145,885,996
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
During the three months ended September 30, 2019, 21,591 shares of the Class B common stock were converted into Class A common stock.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(x) or (y), the Company will cause economically equivalent warrants to be distributed to such holder in lieu thereof, to the extent that such distribution of warrants would not violate the Communications Act or any applicable FCC rules.
The Special Warrants will expire on the earlier of the twentieth anniversary of the issuance date and the occurrence of a change in control of the Company.
During the three months ended September 30, 2019, 164,342 shares of the Special Warrants were converted into Class A common stock.
Computation of Income (Loss) per Share

(In thousands, except per share data)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
NUMERATOR:
Net income attributable to the Company – common shares	$12,374	$70,078
Exclude:
Loss from discontinued operations, net of tax	$—	$(49,491)
Noncontrolling interest from discontinued operations, net of tax - common shares	—	(1,705)
Total loss from discontinued operations, net of tax - common shares	$—	$(51,196)
Income from continuing operations	$12,374	$121,274

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,720	85,544
Stock options and restricted stock(2):	120	78
Weighted average common shares outstanding - diluted	145,840	85,622

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$0.08	$1.42
From discontinued operations - Basic	$—	$(0.60)
From continuing operations - Diluted	$0.08	$1.42
From discontinued operations - Diluted	$—	$(0.60)

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands, except per share data)	Successor Company	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2019	2019	2018
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$51,167	$11,184,141	$(416,815)
Exclude:
Income (loss) from discontinued operations, net of tax	$—	$1,685,123	$(206,968)
Noncontrolling interest from discontinued operations, net of tax - common shares	—	19,028	10,732
Total income (loss) from discontinued operations, net of tax - common shares	$—	$1,704,151	$(196,236)
Income (loss) from continuing operations	$51,167	$9,479,990	$(220,579)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,543	86,241	85,348
Stock options and restricted stock(2):	112	—	—
Weighted average common shares outstanding - diluted	145,655	86,241	85,348

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$0.35	$109.92	$(2.58)
From discontinued operations - Basic	$—	$19.76	$(2.30)
From continuing operations - Diluted	$0.35	$109.92	$(2.58)
From discontinued operations - Diluted	$—	$19.76	$(2.30)

(1)
All of the outstanding Special Warrants issued at emergence are included in both the basic and diluted weighted average common shares outstanding of the Successor Company for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019.

(2)
Outstanding equity awards representing 8.1 million and 5.6 million shares of Class A common stock of the Successor Company for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019 were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Outstanding equity awards representing 6.6 million, 5.9 million and 7.6 million shares of Class A common stock of the Predecessor Company for the period for the three months ended September 30, 2018, the period from January 1, 2019 through May 1, 2019 and the nine months ended September 30, 2018 respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 12 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three months ended September 30, 2019 (Successor), the three months ended September 30, 2018 (Predecessor), the period from May 2, 2019 through September 30, 2019 (Successor), the period from January 1, 2019 through May 2 (Predecessor) and the nine months ended September 30, 2018 (Predecessor).
NOTE 13 – SEGMENT DATA
The Company’s primary business is included in its Audio segment. Revenue and expenses earned and charged between Audio, Corporate and the Company's Audio & Media Services businesses are eliminated in consolidation.  The Audio segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Audio & Media Services business provides other audio and media services, including the Company’s media representation business (Katz Media) and its provider of scheduling and broadcast software (RCS).  Corporate includes infrastructure and support, including executive, information technology, human resources, legal, finance and administrative functions for the Company’s businesses. Share-based payments are recorded in corporate expense.
In connection with the Separation and the Reorganization, the Company revised its segment reporting, as discussed in Note 1 and all prior periods have been restated to conform with this presentation.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's segment results for the Successor Company for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019:

Successor Company
(In thousands)	Audio	Audio & Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2019
Revenue	$890,364	$59,873	$—	$(1,899)	$948,338
Direct operating expenses	283,984	7,281	—	(294)	290,971
Selling, general and administrative expenses	310,337	32,609	—	(1,593)	341,353
Corporate expenses	—	—	70,056	(12)	70,044
Depreciation and amortization	87,442	5,971	1,855	—	95,268
Other operating expense, net	—	—	(9,880)	—	(9,880)
Operating income (loss)	$208,601	$14,012	$(81,791)	$—	$140,822
Intersegment revenues	$168	$1,731	$—	$—	$1,899
Capital expenditures	$23,705	$1,994	$3,171	$—	$28,870
Share-based compensation expense	$—	$—	$17,112	$—	$17,112

Period from May 2, 2019 through September 30, 2019
Revenue	$1,486,594	$100,410	$—	$(3,020)	$1,583,984
Direct operating expenses	463,455	12,153	—	(346)	475,262
Selling, general and administrative expenses	516,343	54,804	—	(2,654)	568,493
Corporate expenses	—	—	104,454	(20)	104,434
Depreciation and amortization	142,019	9,590	3,042	—	154,651
Other operating expense, net	—	—	(6,634)	—	(6,634)
Operating income (loss)	$364,777	$23,863	$(114,130)	$—	$274,510

Intersegment revenues	$280	$2,740	$—	$—	$3,020
Capital expenditures	$37,259	$2,824	$6,222	$—	$46,305
Share-based compensation expense	$—	$—	$20,151	$—	$20,151

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's segment results for the Predecessor Company for the periods indicated. The presentation of prior period amounts has been restated to conform to the presentation of the Successor period.

Predecessor Company
(In thousands)	Audio	Audio and Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenue	$852,280	$69,823	$—	$(1,611)	$920,492
Direct operating expenses	261,645	7,052	—	(91)	268,606
Selling, general and administrative expenses	297,851	33,105	—	(1,520)	329,436
Corporate expenses	—	—	56,699	—	56,699
Depreciation and amortization	33,754	4,350	5,191	—	43,295
Impairment charges	—	—	33,150	—	33,150
Other operating expense, net	—	—	(2,462)	—	(2,462)
Operating income (loss)	$259,030	$25,316	$(97,502)	$—	$186,844
Intersegment revenues	$—	$1,611	$—	$—	$1,611
Capital expenditures	$16,951	$1,695	$1,496	$—	$20,142
Share-based compensation expense	$—	$—	$456	$—	$456

Period from January 1, 2019 through May 1, 2019
Revenue	$1,006,677	$69,362	$—	$(2,568)	$1,073,471
Direct operating expenses	350,501	9,559	—	(364)	359,696
Selling, general and administrative expenses	396,032	42,497	—	(2,184)	436,345
Corporate expenses			66,040	(20)	66,020
Depreciation and amortization	40,982	5,266	6,586	—	52,834
Impairment charges	—	—	91,382	—	91,382
Other operating expense, net	—	—	(154)	—	(154)
Operating income (loss)	$219,162	$12,040	$(164,162)	$—	$67,040
Intersegment revenues	$243	$2,325	$—	$—	$2,568
Capital expenditures	$31,177	$1,263	$3,757	$—	$36,197
Share-based compensation expense	$—	$—	$498	$—	$498

Nine Months Ended September 30, 2018
Revenue	$2,409,330	$180,582	$—	$(4,884)	$2,585,028
Direct operating expenses	752,447	21,160	—	(183)	773,424
Selling, general and administrative expenses	912,412	96,003	—	(4,687)	1,003,728
Corporate expenses	—	—	162,089	(14)	162,075
Depreciation and amortization	146,048	13,908	15,590	—	175,546
Impairment charges	—	—	33,150	—	33,150
Other operating expense, net	—	—	(6,912)	—	(6,912)
Operating income (loss)	$598,423	$49,511	$(217,741)	$—	$430,193
Intersegment revenues	$—	$4,884	$—	$—	$4,884
Capital expenditures	$40,836	$2,458	$4,154	$—	$47,448
Share-based compensation expense	$—	$—	$1,628	$—	$1,628

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
iHeartCommunications Line of Credit

On the Effective Date, iHeartCommunications entered into a revolving loan agreement with CCOL and Clear Channel International, Ltd., both subsidiaries of CCOH, governing a revolving credit facility that provided for borrowings of up to $200 million. The iHeartCommunications line of credit was unsecured. On July 30, 2019, in connection with the consummation of an underwritten public offering of common stock of CCOH, the borrowers terminated the iHeartCommunications line of credit. As of the date of termination there were no amounts drawn under the facility.
Transition Services Agreement

On the Effective Date, the Company, iHM Management Services, iHeartCommunications and CCOH entered into the Transition Services Agreement. For information regarding the Transition Services Agreement, refer to Note 4, Discontinued Operations.
New Tax Matters Agreement

On the Effective Date, the Company entered into the New Tax Matters Agreement by and among the Company, iHeartCommunications, iHeart Operations, CCH, CCOH and Clear Channel Outdoor, Inc., to allocate the responsibility of the Company and its subsidiaries, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation. For information regarding the New Tax Matters Agreement, refer to Note 4, Discontinued Operations.

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
Our primary business provides media and entertainment services via broadcast and digital delivery, including our networks businesses, through our Audio segment. We also operate businesses that provide audio and media services, including our full-service media representation business, Katz Media Group (“Katz Media”) and our provider of scheduling and broadcast software and services, Radio Computing Services ("RCS"). Following the Separation, we ceased to operate the outdoor business, which prior to the Separation was presented as our Americas outdoor segment and our International outdoor segment. The historical results of the outdoor business have been reclassified as results from discontinued operations.
On May 1, 2019, we consummated the Separation and Reorganization, resulting in a substantial reduction in our long-term indebtedness and corresponding cash interest expenses, and significantly extending the maturities of our outstanding indebtedness, as more fully described under “Liquidity and Capital Resources” below. Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms including podcasting, networks and live events. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe that our ability to generate free cash flow from these business initiatives coupled with the significant reduction in interest payments due to our reduced level of indebtedness and our continued efforts to refinance our exit indebtedness with indebtedness with lower interest rates and the elimination of the majority of our near-term debt maturities will enable us to generate sufficient cash flows to operate our businesses and de-lever our balance sheet over time.
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
On May 1, 2019 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which Clear Channel Outdoor Holdings, Inc. (“CCOH”), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims

(“Claimholders”) in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million senior secured asset-based revolving credit facility (the “ABL Facility”) and (B) issuing to certain Claimholders, on account of their claims, approximately $3.5 billion aggregate principal amount of new senior secured term loans (the “Term Loan Facility”), approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “6.375% Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications’ Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
All of the existing equity of the Company was canceled on the Effective Date pursuant to the Plan of Reorganization.
Beginning on the Effective Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after May 1, 2019 are not comparable with the consolidated financial statements on or prior to that date. Refer to Note 3, Fresh Start Accounting, to our Consolidated Financial Statements for further details.
Executive Summary
The key developments that impacted our business during the quarter are summarized below:

•	Revenue of $948.3 million increased $27.8 million or 3.0% during quarter ended September 30, 2019 compared to the same period of 2018.

•	Operating income of $140.8 million was down from $186.8 million in the prior year’s quarter.

•	Net income of $12.4 million was down from $71.8 million in the prior year's quarter.

•	Adjusted EBITDA(1) of $274.7 million, was up 0.3% year-over-year.

•	Cash flows provided by operating activities from continuing operations of $180.3 million increased $24.8 million or 16.0%.

•	Free cash flow(2) of $151.5 million increased $16.1 million or 11.9%.

•
iHeartCommunications issued $750.0 million of new 5.25% Senior Secured Notes due 2027. Proceeds from the new notes, together with cash on hand, were used to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,	%
	2019	2018	Change
Revenue	$948,338	$920,492	3.0%
Operating income	$140,822	$186,844	(24.6)%
Net income	$12,374	$71,783	(82.8)%
Cash provided by operating activities from continuing operations	$180,341	$155,528	16.0%

Adjusted EBITDA(1)	$274,656	$273,804	0.3%
Free cash flow from continuing operations(2)	$151,471	$135,386	11.9%
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net Income (Loss), please see "Reconciliation of Operating Income to Adjusted EBITDA" and "Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA" in this MD&A.

(2) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations” in this MD&A.

Results of Operations
Our financial results for the periods from January 1, 2019 through May 1, 2019 and for the three and nine months ended September 30, 2018 are referred to as those of the “Predecessor” period. Our financial results for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report our results for the period from January 1, 2019 through May 1, 2019 and the period from May 2, 2019 through September 30, 2019 separately, management views the Company’s operating results for the nine months ended September 30, 2019 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
The Company cannot adequately benchmark the operating results of the period from May 2, 2019 through September 30, 2019 against any of the previous periods reported in its Consolidated Financial Statements without combining it with the period from January 1, 2019 through May 1, 2019 and does not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, operating income and Adjusted EBITDA for the Successor period when combined with the Predecessor, period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the nine months ended September 30, 2019.
The combined results for the nine months ended September 30, 2019, which we refer to herein as the results for the "nine months ended September 30, 2019" represent the sum of the reported amounts for the Predecessor period from January 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through September 30, 2019. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

The table below presents the comparison of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Revenue	$948,338	$920,492
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	290,971	268,606
Selling, general and administrative expenses (excludes depreciation and amortization)	341,353	329,436
Corporate expenses (excludes depreciation and amortization)	70,044	56,699
Depreciation and amortization	95,268	43,295
Impairment charges	—	33,150
Other operating expense, net	(9,880)	(2,462)
Operating income	140,822	186,844
Interest expense, net	100,967	2,097
Gain on investments, net	1,735	186
Equity in loss of nonconsolidated affiliates	(1)	(30)
Other expense, net	(12,457)	(281)
Reorganization items, net	—	(52,475)
Income from continuing operations before income taxes	29,132	132,147
Income tax expense	(16,758)	(10,873)
Income from continuing operations	12,374	121,274
Loss from discontinued operations, net of tax	—	(49,491)
Net income	12,374	71,783
Less amount attributable to noncontrolling interest	—	1,705
Net income attributable to the Company	$12,374	$70,078

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2019	2019	2018
Revenue	$1,583,984	$1,073,471	$2,657,455	$2,585,028
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	475,262	359,696	834,958	773,424
Selling, general and administrative expenses (excludes depreciation and amortization)	568,493	436,345	1,004,838	1,003,728
Corporate expenses (excludes depreciation and amortization)	104,434	66,020	170,454	162,075
Depreciation and amortization	154,651	52,834	207,485	175,546
Impairment charges	—	91,382	91,382	33,150
Other operating expense, net	(6,634)	(154)	(6,788)	(6,912)
Operating income	274,510	67,040	341,550	430,193
Interest expense (income), net	170,678	(499)	170,179	333,843
Gain (loss) on investments, net	1,735	(10,237)	(8,502)	9,361
Equity in loss of nonconsolidated affiliates	(25)	(66)	(91)	(93)
Other income (expense), net	(21,614)	23	(21,591)	(22,755)
Reorganization items, net	—	9,461,826	9,461,826	(313,270)
Income (loss) from continuing operations before income taxes	83,928	9,519,085	9,603,013	(230,407)
Income tax benefit (expense)	(32,761)	(39,095)	(71,856)	9,828
Income (loss) from continuing operations	51,167	9,479,990	9,531,157	(220,579)
Income (loss) from discontinued operations, net of tax	—	1,685,123	1,685,123	(206,968)
Net income (loss)	51,167	11,165,113	11,216,280	(427,547)
Less amount attributable to noncontrolling interest	—	(19,028)	(19,028)	(10,732)
Net income (loss) attributable to the Company	$51,167	$11,184,141	$11,235,308	$(416,815)
The tables below present the comparison of our revenue streams for the periods presented:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Broadcast Radio	$573,048	$576,460
Digital	96,656	72,447
Networks	160,133	146,587
Sponsorship and Events	55,541	53,191
Audio and Media Services	59,873	69,823
Other	4,986	3,595
Eliminations	(1,899)	(1,611)
Revenue, total	$948,338	$920,492

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2019	2019	2018
Broadcast Radio	$963,588	$657,864	$1,621,452	$1,635,571
Digital	160,894	102,789	263,683	200,388
Networks	265,559	189,088	454,647	425,619
Sponsorship and Events	87,331	50,330	137,661	132,339
Audio and Media Services	100,410	69,362	169,772	180,582
Other	9,222	6,606	15,828	15,413
Eliminations	(3,020)	(2,568)	(5,588)	(4,884)
Revenue, total	$1,583,984	$1,073,471	$2,657,455	$2,585,028
Consolidated results for the three months ended September 30, 2019 compared to the consolidated results for the three months ended September 30, 2018 and combined results for the nine months ended September 30, 2019 compared to the consolidated results for the nine months ended September 30, 2018 were as follows:
Revenue
Revenue increased $27.8 million during the three months ended September 30, 2019 compared to the same period of 2018. Revenue increased primarily as a result of higher digital revenue which increased $24.2 million driven by growth in podcasting, primarily as a result of our acquisition of Stuff Media in October 2018, as well as other digital revenue, including on-demand services. Revenue from our Network businesses increased $13.5 million, driven primarily by growth in our Total Traffic & Weather business. Broadcast spot revenue decreased $3.4 million, driven by a $5.8 million decrease in political revenue as a result of 2018 being a mid-term congressional election year, partially offset by increased programmatic buying by our national customers. Audio and Media Services revenue decreased $10.0 million as a result of a $10.0 million decrease in political revenue. Excluding political, revenue increased $43.8 million.
Revenue increased $72.4 million during the nine months ended September 30, 2019 compared to the same period of 2018. The increase in revenue is primarily due to higher digital revenue of $63.3 million driven by growth in podcasting, primarily as a result of our acquisition of Stuff Media in October 2018, as well as other digital revenue, including live radio and other on-demand services and revenue from our Network businesses, which increased $29.0 million. Broadcast spot revenue decreased $14.1 million, due to a $16.7 million decrease in political revenue as a result of 2018 being a mid-term congressional election year. Audio and Media Services revenue decreased $10.8 million, primarily due to a $15.2 million decrease in political revenue. Excluding political, revenue increased $104.5 million.
Direct Operating Expenses
Direct operating expenses increased $22.4 million during the three months ended September 30, 2019 compared to the same period of 2018. Higher direct operating expenses were driven primarily by higher variable expenses, including compensation-related expenses, primarily resulting from the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018, digital royalties, content costs and production expenses from higher podcasting and digital subscription revenue. We also incurred a $2.1 million increase in lease expense, primarily as a result of the adoption of the new leasing standard in the first quarter of 2019 and the application of fresh start accounting.
Direct operating expenses increased $61.5 million during the nine months ended September 30, 2019 compared to the same period of 2018. Higher direct operating expenses were driven primarily by higher digital royalties, content costs and compensation-related expenses, primarily resulting from the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018, and from higher podcasting and digital subscription revenue, as well as higher net production costs related to our events, including the iHeartRadio Music Awards. We also incurred a $4.4 million increase in lease expense due to the impact of the adoption of the new leasing standard in the first quarter of 2019 and the adoption of fresh start accounting.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $11.9 million during the three months ended September 30, 2019 compared to the same period of 2018. Higher fees related to increased digital revenue, along with higher employee costs, primarily resulting from the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018, were partially offset by lower commissions as a result of our revenue mix.

SG&A expenses increased $1.1 million during the nine months ended September 30, 2019 compared to the same period of 2018. The increase in our SG&A expenses was due primarily to higher digital fees, driven by the increase in digital revenue, along with higher employee costs, primarily resulting from the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018. The increase in SG&A expenses was partially offset by lower trade and barter expenses, primarily resulting from timing, and lower commissions as a result of our revenue mix.
Corporate Expenses
Corporate expenses increased $13.3 million during the three months ended September 30, 2019 compared to the same period of 2018, as a result of higher share-based compensation expense, which increased $16.7 million as a result of our new equity compensation plan entered into in connection with our Plan of Reorganization. This increase was partially offset by lower employee expenses, including variable incentive compensation expenses and lower employee benefit expenses.
Corporate expenses increased $8.4 million during the nine months ended September 30, 2019 compared to the same period of 2018, as a result of higher share-based compensation expense, which increased $19.0 million as a result of our new equity compensation plan entered into in connection with our Plan of Reorganization. This increase was partially offset by lower variable incentive compensation expenses and higher amortization of retention bonuses related to the bankruptcy in the prior period.
Depreciation and Amortization
Depreciation and amortization increased $52.0 million and $31.9 million during the three and nine months ended September 30, 2019, compared to the same periods of 2018, respectively, primarily as a result of the application of fresh start accounting, which resulted in significantly higher values of our tangible and intangible long-lived assets.
Impairment Charges
We perform our annual impairment test on our goodwill, FCC licenses and other intangible assets as of July 1 of each year. No impairment charges were recorded in the third quarter of 2019 in connection with our annual impairment test. We recognized non-cash impairment charges of $33.2 million in the third quarter of 2018 related to several of our radio markets. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.  We recognized non-cash impairment charges of $91.4 million in the first quarter of 2019 on our indefinite-lived FCC licenses as a result of an increase in the weighted average cost of capital. See Note 7 to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Expense, Net
Other operating expense, net of $9.9 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and Other operating expense, net of $6.8 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively, relate to net gains and losses recognized on asset disposals.
Interest Expense
Interest expense increased $98.9 million during the three months ended September 30, 2019, compared to the same period of 2018 as a result of the interest recognized on the new debt issued in connection with our emergence from the Chapter 11 Cases. During the period from March 14, 2018 to May 1, 2019, while the Company was a debtor-in-possession, no interest expense was recognized on pre-petition debt. Interest expense decreased $163.7 million during the nine months ended September 30, 2019 compared to the same period of 2018 as a result of the interest recognized in the prior period to the Petition Date of March 14, 2018, offset by the interest recognized in the current period in connection with the new debt issued upon emergence.
In the Predecessor periods, we ceased to accrue interest expense on long-term debt, which was reclassified as Liabilities subject to compromise as of the Petition Date, resulting in $533.4 million in contractual interest not being accrued on pre-petition indebtedness for the period from January 1, 2019 to May 1, 2019 and $812.4 million in contractual interest not being accrued in the nine months ended September 30, 2018.
Gain (Loss) on Investments, net
During the three months ended September 30, 2019, we recognized a gain on investments, net of $1.7 million and during the nine months ended September 30, 2019, we recognized a loss of $8.5 million, primarily in connection with other-than-temporary declines in the value of our investments. Gain on investments, net was $9.4 million for the nine months ended September 30, 2018.

Other Expense, Net
Other expense, net was $12.5 million and $21.6 million for the three and nine months ended September 30, 2019, respectively, which related primarily to professional fees incurred in connection with the Chapter 11 Cases in the Successor period. Such expenses were included within Reorganization items, net in the Predecessor period while the Company was a debtor-in-possession.

Other expense, net was $0.3 million and $22.8 million for the three and nine months ended September 30, 2018, respectively. Amounts in the nine months ended September 30, 2018 related primarily to professional fees incurred directly in connection with the Chapter 11 Cases before the March 14, 2018 Petition Date. Such expenses were included within Reorganization items, net in the post-petition period while the Company was a debtor-in-possession.

Reorganization Items, Net

During the nine months ended September 30, 2019, we recognized Reorganization items, net of $9,461.8 million related to our emergence from the Chapter 11 Cases, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. In addition, Reorganization items, net included professional fees recognized between the March 14, 2018 Petition Date and the May 1, 2019 Effective Date in connection with the Chapter 11 Cases. See Note 3 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

During the three and nine months ended September 30, 2018, we recognized Reorganization items, net of $52.5 million and $313.3 million, respectively, related to the Chapter 11 Cases, consisting of the write-off of long-term debt fees and original issue discounts on debt subject to compromise, costs incurred in connection with our DIP facility and professional fees. See Note 3 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Income Tax Benefit (Expense)

The effective tax rate for the Successor Company for the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019 was 57.5% and 39.0%, respectively. The effective tax rates for both periods were primarily impacted by tax expense from non-deductible expenses and the provision for state income taxes.

The effective tax rate for continuing operations of the Predecessor Company for period from January 1, 2019 through May 1, 2019 (Predecessor) and nine months ended September 30, 2019 was 0.4% and 0.7%, respectively. The income tax expense for the period from January 1, 2019 through May 1, 2019 (Predecessor) and the nine months ended September 30, 2019 primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million related to fresh start adjustments in the Predecessor period, consisting of $529.1 million in tax expense, related to the increase in deferred tax liabilities resulting from fresh start accounting adjustments, offset by $343.7 million in tax benefit for the reduction in the valuation allowance on our deferred tax assets.

The effective tax rate for continuing operations for the three and nine months ended September 30, 2018 was 8.2% and 4.3%, respectively. The 2018 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period interest expense limitation carryforward in U.S. federal and certain state jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.

As a result of the Plan of Reorganization, the Company expects the majority of its federal NOL carryforwards and certain state NOL carryforwards to be reduced or eliminated as a result of the CODI realized from the bankruptcy emergence. Pursuant to the attribute reduction and ordering rules set forth in the Internal Revenue Code of 1986, as amended (the “Code”), the reduction in the Company’s tax attributes for excludible CODI does not occur until the last day of the Company’s tax year, December 31, 2019. Accordingly, the tax adjustments recorded in the Predecessor period represent our best estimate using all available information at June 30, 2019. Additionally, the Company recognized a capital loss for tax purposes as a result of the series of transactions to effect the Plan of Reorganization. This capital loss may be carried forward to offset capital gains recognized by the Company in the next five years, subject to annual limitations under Section 382 of the Code. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company’s ability to utilize the carryforward prior to its expiration. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on the Company’s tax attributes and tax basis in assets will be refined based on the Company’s final December 31, 2019 financial position as required under the Code. The final tax impacts on the Company's tax attributes could change significantly from the current estimates.

Reconciliation of Operating Income to Adjusted EBITDA

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,	%
	2019	2018	Change
Operating income	$140,822	$186,844	(24.6)%
Depreciation and amortization	95,268	43,295
Impairment charges	—	33,150
Other operating expense, net	9,880	2,462
Share-based compensation expense	17,112	456
Restructuring and reorganization expenses	11,574	7,597
Adjusted EBITDA(1)	$274,656	$273,804	0.3%

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined[2]	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,	Nine Months Ended September 30,	%
	2019	2019	2019	2018	Change
Operating income	$274,510	$67,040	$341,550	$430,193	(20.6)%
Depreciation and amortization	154,651	52,834	207,485	175,546
Impairment charges	—	91,382	91,382	33,150
Other operating expense, net	6,634	154	6,788	6,912
Share-based compensation expense	20,151	498	20,649	1,628
Restructuring and reorganization expenses	13,463	13,241	26,704	21,132
Adjusted EBITDA(1)	$469,409	$225,149	$694,558	$668,561	3.9%

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Net income	$12,374	$71,783
Loss from discontinued operations, net of tax	—	49,491
Income tax expense	16,758	10,873
Interest expense, net	100,967	2,097
Depreciation and amortization	95,268	43,295
EBITDA	$225,367	$177,539
Reorganization items, net	—	52,475
Gain on investments, net	(1,735)	(186)
Other expense, net	12,457	281
Equity in loss of nonconsolidated affiliates	1	30
Impairment charges	—	33,150
Other operating expense, net	9,880	2,462
Share-based compensation expense	17,112	456
Restructuring and reorganization expenses	11,574	7,597
Adjusted EBITDA(1)	$274,656	$273,804

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2019	2019	2018
Net income	$51,167	$11,165,113	$11,216,280	$(427,547)
(Income) loss from discontinued operations, net of tax	—	(1,685,123)	(1,685,123)	206,968
Income tax (benefit) expense	32,761	39,095	71,856	(9,828)
Interest expense (income), net	170,678	(499)	170,179	333,843
Depreciation and amortization	154,651	52,834	207,485	175,546
EBITDA	$409,257	$9,571,420	$9,980,677	$278,982
Reorganization items, net	—	(9,461,826)	(9,461,826)	313,270
(Gain) loss on investments, net	(1,735)	10,237	8,502	(9,361)
Other income (expense), net	21,614	(23)	21,591	22,755
Equity in loss of nonconsolidated affiliates	25	66	91	93
Impairment charges	—	91,382	91,382	33,150
Other operating expense, net	6,634	154	6,788	6,912
Share-based compensation expense	20,151	498	20,649	1,628
Restructuring and reorganization expenses	13,463	13,241	26,704	21,132
Adjusted EBITDA(1)	$469,409	$225,149	$694,558	$668,561

(1)
We define Adjusted EBITDA as consolidated Operating income adjusted to exclude restructuring and reorganization expenses included within Direct operating expenses, Selling, General and Administrative expenses, (“SG&A”) and Corporate expenses and share-based compensation expenses included within Corporate expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating income (expense), net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude (Income) loss from discontinued operations, net of tax, Income tax (benefit) expense, Interest expense, Depreciation and amortization, Reorganization items, net, Other (income) expense, net, Gain (loss) on investments, net, Impairment charges, Other operating (income) expense, net, Share-based compensation, and restructuring and reorganization expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. Reorganization expenses primarily include the amortization of retention bonus amounts paid or payable to certain members of management directly as a result of the Reorganization. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Cash provided by operating activities from continuing operations	$180,341	$155,528
Purchases of property, plant and equipment by continuing operations	(28,870)	(20,142)
Free cash flow from continuing operations(1)	$151,471	$135,386

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2019	2019	2018
Cash provided by (used for) operating activities from continuing operations	$263,542	$(7,505)	$256,037	$515,713
Purchases of property, plant and equipment by continuing operations	(46,305)	(36,197)	(82,502)	(47,448)
Free cash flow from (used for) continuing operations(1)	$217,237	$(43,702)	$173,535	$468,265

(1)
We define Free cash flow from (used for) continuing operations ("Free Cash Flow") as Cash provided by (used for) operating activities from continuing operations less capital expenditures, which is disclosed as Purchases of property, plant and equipment by continuing operations in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.
Share-Based Compensation Expense
Historically, we had granted restricted shares of the Company's Class A common stock to certain key individuals. In connection with the effectiveness of our Plan of Reorganization, all unvested restricted shares were canceled.
Pursuant to the new equity incentive plan (the "Post-Emergence Equity Plan") we adopted in connection with the effectiveness of our Plan of Reorganization, we have granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $17.1 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $20.6 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, there was $63.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.6 years.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2019	2019	2018
Cash provided by (used for):
Operating activities	$263,542	$(40,186)	$223,356	$663,349
Investing activities	$(43,815)	$(261,144)	$(304,959)	$(134,892)
Financing activities	$(5,095)	$(55,557)	$(60,652)	$(493,107)
Free Cash Flow(1)	$217,237	$(43,702)	$173,535	$468,265
(1) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations” in this MD&A.
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2019 was $223.4 million compared to $663.3 million of cash provided by operating activities in the nine months ended September 30, 2018.  The primary driver for the change in cash provided by operating activities was a $180.3 million decrease in operating cash flows provided by discontinued operations, which decreased from a cash inflow of $147.6 million in the nine months ended September 30, 2018 to a cash outflow of $32.7 million in the nine months ended September 30, 2019.
Cash provided by operating activities from continuing operations decreased from $515.7 million in the nine months ended September 30, 2018 to $256.0 million in the nine months ended September 30, 2019 primarily as a result of cash payments for Reorganization items, including payments for pre-petition liabilities and for bankruptcy professional fees, upon our emergence from bankruptcy on May 1, 2019. Such payments for Reorganization items were $149.3 million higher in the nine months ended

September 30, 2019 compared to the nine months ended September 30, 2018.  In addition, cash interest payments made by continuing operations increased $61.7 million as a result of interest payments on our debt issued upon our emergence compared to pre-petition interest payments made in the prior year.  The Company ceased paying interest on long-term debt classified as Liabilities subject to compromise after the March 14, 2018 petition date.
Investing Activities
Cash used for investing activities of $305.0 million during the nine months ended September 30, 2019 primarily reflects $222.4 million in cash used for investing activities from discontinued operations. In addition, we used $82.5 million for capital expenditures. We spent $68.4 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $4.1 million in our Audio & Media Services segment, primarily related to acquired software and $10.0 million in Corporate primarily related to equipment and software purchases.
Cash used for investing activities of $134.9 million during the nine months ended September 30, 2018 primarily reflects $105.3 million in cash used for investing activities from discontinued operations. In addition, we used $47.4 million for capital expenditures. We spent $40.8 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $2.5 million in our Audio & Media Services segment, primarily related to acquired software and $4.1 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash used for financing activities of $60.7 million during the nine months ended September 30, 2019 primarily resulted from the net payment by iHeartCommunications to CCOH as CCOH's recovery of its claims under the Due from iHeartCommunications Note and settlement of the post-petition intercompany note balance, partially offset by $60.0 million in proceeds received from the issuance of the iHeart Operations Preferred Stock.
Cash used for financing activities of $493.1 million during the nine months ended September 30, 2018 primarily resulted from payments on long-term debt and on our receivables based credit facility. In connection with the replacement of the iHeartCommunications' receivables based credit facility with a new DIP Facility on June 14, 2018, we repaid the outstanding $306.4 million and $74.3 million balances of the receivables based credit facility's term loan and revolving credit commitments, respectively. An additional $125.0 million principal amount was repaid under the DIP Facility during the three months ended September 30, 2018.
Anticipated Cash Requirements
The Separation and Reorganization resulted in a new capital structure with significantly lower levels of long-term debt and a corresponding decrease in debt service requirements after emergence compared to historical debt levels. As a result of the Separation and Reorganization, our consolidated long-term debt decreased from approximately $16 billion to $5.8 billion. In the Successor period from May 2, 2019 to September 30, 2019, we paid $79.3 million of cash interest.
In connection with the Separation and Reorganization, we paid CCOH $115.8 million in settlement of intercompany payable balances, including settlement of the Due from iHeartCommunications Note and post-petition intercompany balances, $15.8 million to cure contracts, $17.5 million for a general unsecured claims reserve, and $201.6 million for professional fees (of which $126.3 million was paid on the Effective Date).
Our primary sources of liquidity are cash on hand, which consisted of $277.1 million as of September 30, 2019, cash flow from operations and borrowing capacity under our ABL Facility. As of September 30, 2019, we had a facility size of $450.0 million under iHeartCommunications' ABL Facility, had no borrowings outstanding and $49.2 million of outstanding letters of credit, resulting in $400.8 million of excess availability.
We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments and voluntary prepayments of principal on our long-term debt and to fund capital expenditures and other obligations. These other obligations include dividend payments to be due to the investor of preferred stock of iHeart Operations, the terms of which are further described in Note 8 to our financial statements included herein. We anticipate that we will have approximately $105 million of cash interest payments in the fourth quarter of 2019 and approximately $400 million of cash interest payments in 2020. Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms, including podcasting, networks and live events. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe that our ability to generate cash flow from operations from these business initiatives and borrowing capacity under our ABL Facility, taken together, will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next 12 months and thereafter for the foreseeable future.

On August 7, 2019, iHeartCommunications completed the sale of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 (the "5.25% Senior Secured Notes") in a private placement. We used the net proceeds from the 5.25% Senior Secured Notes, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under our Term Loan Facility. Our Term Loan Facility called for quarterly principal payments of approximately $8.75 million in addition to interest payments at LIBOR + 4.00%.  As a result of our $740.0 million prepayment, no such principal payments are required for the remaining term of the Term Loan Facility - resulting in an approximately $35 million annual reduction in required debt service payments.  In addition, annual cash interest payments are expected to be approximately $4 million lower than would have been required before the refinancing transaction.
Sources of Capital
As of September 30, 2019 and December 31, 2018, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Term Loan Facility due 2026(1)	$2,757.4	$—
Debtors-in-Possession Facility(2)	—	—
Asset-based Revolving Credit Facility due 2023(2)	—	—
6.375% Senior Secured Notes due 2026	800.0	—
5.25% Senior Secured Notes due 2027(1)	750.0	—
Other Secured Subsidiary Debt	4.4	—
Total Secured Debt	4,311.8	—

8.375% Senior Unsecured Notes due 2027	1,450.0	—
Other Subsidiary Debt	58.5	46.1
Long-term debt fees	(11.3)	—
Liabilities subject to compromise(3)	—	15,149.5
Total Debt	5,809.0	15,195.6
Less: Cash and cash equivalents	277.1	224.0
	$5,531.9	$14,971.6

(1)
On August 7, 2019, iHeartCommunications issued the 5.25% Senior Secured Notes, the proceeds of which were used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility, plus approximately $0.8 million of accrued and unpaid interest to, but not including, the date of prepayment.

(2)
The Debtors-in-Possession Facility (the "DIP" Facility), which terminated with our emergence from the Chapter 11 Cases, provided for borrowings of up to $450.0 million. On the Effective Date, the DIP Facility was repaid and canceled and iHeartCommunications entered into the ABL Facility. As of September 30, 2019, we had a facility size of $450.0 million under the ABL Facility, had no outstanding borrowings and had $49.2 million of outstanding letters of credit, resulting in $400.8 million of excess availability.

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

For additional information regarding our debt, including the terms of the governing documents, refer to Note 8, Long-Term Debt.

Supplemental Financial Information under Debt Agreements and Certificate of Designation Governing the iHeart Operations Preferred Stock
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2019, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
According to the certificate of designation governing the iHeart Operations Preferred Stock, iHeart Operations is required to provide certain supplemental financial information of iHeart Operations in comparison to the Company and its consolidated subsidiaries.  iHeart Operations and its subsidiaries comprised 88.5% of the Company's consolidated assets as of September 30, 2019. For the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019, iHeart Operations and its subsidiaries comprised 84.3% and 84.8% of the Company's consolidated revenues, respectively.
Uses of Capital
Debt Repayments, Maturities and Other
On August 7, 2019, iHeartCommunications completed the sale of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. iHeartCommunications used the net proceeds from the 5.25% Senior Secured Notes, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the Term Loan Facility due 2026.
Certain Relationships with Related Parties
Prior to the Effective Date, we were party to a management agreement with certain affiliates of our former sponsors and certain other parties pursuant to which such affiliates of the former sponsors provided management and financial advisory services until December 31, 2018.  These arrangements required management fees to be paid to such affiliates of the former sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  The Company did not recognize management fees following the Petition Date. The Company recognized management fees and reimbursable expenses of $2.9 million for the nine months ended September 30, 2018. As of the Effective Date, these management fees were waived.
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
Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2019, approximately 48% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the period from May 2, 2019 through September 30, 2019 would have changed by $14.5 million.
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

Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims.
In accordance with ASC 852, with the application of fresh start accounting, we allocated our reorganization value to our individual assets based on our estimated fair values in conformity with ASC 805, "Business Combinations." The reorganization value represents the fair value of the Successor Company's assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.
Reorganization Value

As set forth in the Plan of Reorganization and the Disclosure Statement, the enterprise value of the Successor Company was estimated to be between $8.0 billion and $9.5 billion. Based on the estimates and assumptions discussed below, we estimated the enterprise value to be $8.75 billion, which is the mid-point of the range of enterprise value.
Management and its valuation advisors estimated the enterprise value of the Successor Company, which was approved by the Bankruptcy Court. The selected publicly traded companies analysis approach, the discounted cash flow analysis (“DCF”) approach and the selected transactions analysis approach were all utilized in estimating enterprise value. The use of each approach provides corroboration for the other approaches. To estimate enterprise value utilizing the selected publicly traded companies analysis method, valuation multiples derived from the operating data of publicly-traded benchmark companies to the same operating data of the Company were applied. The selected publicly traded companies analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography. The valuation multiples were derived based on historical and projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization and applied to projected operating data of the Company.
To estimate enterprise value utilizing the discounted cash flow method, an estimate of future cash flows for the period 2019 to 2022 with a terminal value was determined and discounted the estimated future cash flows to present value. The expected cash flows for the period 2019 to 2022 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court. The expected cash flows for the period 2019 to 2022 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included, calculated using the terminal multiple method, which estimates a range of values at which the Successor Company will be valued at the end of the Projection Period based on applying a terminal multiple to final year OIBDAN, which is defined as consolidated operating income adjusted to exclude non-cash compensation expenses included within corporate expenses, as well as Depreciation and amortization, Impairment charges and Other operating income (expense), net.
To estimate enterprise value utilizing the selected transactions analysis, valuation multiples were derived from an analysis of consideration paid and net debt assumed from publicly disclosed merger or acquisition transactions, and such multiples were applied to the broadcast cash flows of the Successor Company. The selected transactions analysis identified companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to the Successor Company.
For information regarding fresh start accounting, refer to Note 3, Fresh Start Accounting to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
Annual Goodwill and Indefinite-lived Intangible Asset Impairment Test
We perform our annual impairment test on goodwill and indefinite-lived intangible assets as of July 1 of each year. We also test goodwill or indefinite-lived intangible assets at interim dates if events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets might be impaired.

Generally, our annual impairment test includes a full quantitative assessment, which involves the preparation of a fair value estimate for each of our reporting units based on our most recent projected financial results, market and industry factors, including comparison to peer companies and the application of our current estimated weighted average cost of capital ("WACC"). However, in connection with our emergence from bankruptcy, we qualified for and adopted fresh start accounting on the Effective Date. As of May 1, 2019, we allocated our estimated enterprise fair value to our individual assets and liabilities based on their estimated fair values in conformity with ASC 805, "Business Combinations." As a result of the recent fair value exercise applied in connection with fresh start accounting, we opted to use a qualitative assessment for our annual goodwill and indefinite-lived intangible asset impairment test as of July 1, 2019 in lieu of performing the full quantitative assessment, as permitted by ASC 350, "Intangibles - Goodwill and Other".

Indefinite-lived Intangible Assets
In connection with our Plan of Reorganization, we applied fresh start accounting as required by ASC 852 and recorded all of our assets and liabilities at estimated fair values, including our FCC licenses, which are included within our Audio reporting unit. As of July 1, 2019, the qualitative impairment assessment performed for indefinite-lived intangible assets considered the general macroeconomic environment, industry and market specific conditions, financial performance, including changes in costs and actual versus forecasted results, as well other issues or events specific to the Audio reporting unit.

Based on this assessment and the totality of facts and circumstances, including the business environment in the third quarter of 2019, the Company determined that it was not more likely than not that the fair value of the Company and its reporting units is less than their respective carrying amounts. As such, the Company concluded no impairment of indefinite-lived intangible assets was required as of July 1, 2019.

Goodwill
Upon application of fresh start accounting in accordance with ASC 852 in connection with our emergence from bankruptcy, we recorded goodwill of $3.3 billion, which represented the excess of estimated enterprise fair value over the estimated fair value of our assets and liabilities. Goodwill was further allocated to our reporting units based on the relative fair values of our reporting units as of May 1, 2019. See Note 3 to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for further information.

As of July 1, 2019, the qualitative impairment assessment performed for goodwill considered the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance, including changes in costs and actual versus forecasted results, as well other issues or events specific to each reporting unit. In addition, we evaluated the impact of changes in our stock price and the trading values of our publicly-traded debt from May 1, 2019 to July 1, 2019 to determine whether or not any changes would indicate a potential impairment of goodwill allocated to our reporting units.

Based on this assessment and the totality of facts and circumstances, including the business environment in the third quarter of 2019, the Company determined that it was not more likely than not that the fair value of the Company and its reporting units is less than their respective carrying amounts. As such, the Company concluded no impairment of goodwill was required as of July 1, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For information regarding legal proceedings, refer to Note 9, Commitments and Contingencies to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated and supplemented by the risk factors disclosed under Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	121,651	$16.25	—	$—
August 1 through August 31	1,180	16.46	—	—
September 1 through September 30	2,379	16.25	—	—
Total	125,210	$16.25	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2019 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

4.2	Form of 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 filed herewith).
10.1*	Employment Agreement, effective September 5, 2019, between iHeartMedia, Inc. and Michael B. McGuinness.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

November 7, 2019	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary