Form 10-Q
period 2020-03-31
iHeartMedia, Inc.
filed 2020-05-07
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
Commission File Number
001-38987
IHEARTMEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware		26-0241222
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

20880 Stone Oak Parkway
San Antonio,	Texas	78258
(Address of principal executive offices)		(Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	IHRT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	59,907,388
Class B Common Stock, $.001 par value	6,900,228

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	Successor Company
	March 31, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$646,774	$400,300
Accounts receivable, net of allowance of $20,040 in 2020 and $12,629 in 2019	749,925	902,908
Prepaid expenses	84,844	71,764
Other current assets	43,418	41,376
Total Current Assets	1,524,961	1,416,348
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	836,352	846,876
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,774,999	2,277,735
Other intangibles, net	2,112,235	2,176,540
Goodwill	2,101,204	3,325,622
OTHER ASSETS
Operating lease right-of-use assets	864,230	881,762
Other assets	98,079	96,216

Total Assets	$9,312,060	$11,021,099
CURRENT LIABILITIES
Accounts payable	$118,380	$117,282
Current operating lease liabilities	82,618	77,756
Accrued expenses	188,530	240,151
Accrued interest	73,565	83,768
Deferred revenue	152,782	139,529
Current portion of long-term debt	29,969	8,912
Total Current Liabilities	645,844	667,398
Long-term debt	5,923,666	5,756,504
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2020 and 2019	60,000	60,000
Noncurrent operating lease liabilities	782,418	796,203
Deferred income taxes	584,771	737,443
Other long-term liabilities	56,059	58,110
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	9,123	9,123
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 59,930,396 and 57,776,204 shares in 2020 and 2019, respectively	60	58
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 6,899,611 and 6,904,910 shares in 2020 and 2019, respectively	7	7
Special Warrants, 78,919,386 and 81,046,593 issued and outstanding in 2020 and 2019, respectively	—	—
Additional paid-in capital	2,830,788	2,826,533
Retained earnings (Accumulated deficit)	(1,577,657)	112,548
Accumulated other comprehensive loss	(854)	(750)
Cost of shares (133,039 in 2020 and 128,074 in 2019) held in treasury	(2,165)	(2,078)
Total Stockholders' Equity	1,259,302	2,945,441
Total Liabilities and Stockholders' Equity	$9,312,060	$11,021,099
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Revenue	$780,634	$795,797
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	301,632	282,874
Selling, general and administrative expenses (excludes depreciation and amortization)	344,141	324,934
Corporate expenses (excludes depreciation and amortization)	39,949	39,141
Depreciation and amortization	96,768	38,290
Impairment charges	1,727,857	91,382
Other operating expense, net	(1,066)	(27)
Operating income (loss)	(1,730,779)	19,149
Interest expense (income), net	90,089	(99)
Loss on investments, net	(9,955)	(10,237)
Equity in loss of nonconsolidated affiliates	(564)	(7)
Other expense, net	(7,860)	(127)
Reorganization items, net	—	(36,118)
Loss from continuing operations before income taxes	(1,839,247)	(27,241)
Income tax benefit	150,511	61,194
Income (loss) from continuing operations	(1,688,736)	33,953
Loss from discontinued operations, net of tax	—	(169,554)
Net loss	(1,688,736)	(135,601)
Less amount attributable to noncontrolling interest	—	(21,218)
Net loss attributable to the Company	$(1,688,736)	$(114,383)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(104)	2,318
Other comprehensive income (loss), net of tax	(104)	2,318
Comprehensive loss	(1,688,840)	(112,065)
Less amount attributable to noncontrolling interest	—	3,572
Comprehensive loss attributable to the Company	$(1,688,840)	$(115,637)
Net loss attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$(11.60)	$0.40
From discontinued operations	—	(1.73)
Basic net income (loss) per share	$(11.60)	$(1.34)
Weighted average common shares outstanding - Basic	145,614	85,649
Diluted net income (loss) per share
From continuing operations	$(11.60)	$0.40
From discontinued operations	—	(1.73)
Diluted net loss per share	$(11.60)	$(1.34)
Weighted average common shares outstanding - Diluted	145,614	85,649
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019 (Successor)	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				—	—	—	(1,688,736)	—	—	(1,688,736)
Vesting of restricted stock	21,686			—	2	(2)	—	—	(87)	(87)
Share-based compensation				—	—	4,257	—	—	—	4,257
Conversion of Special Warrants and Class B Shares to Class A Shares	2,132,506	(5,299)	(2,127,207)	—	—	—	—	—	—	—
Other				—	—	—	(1,469)	—	—	(1,469)
Other comprehensive loss				—	—	—	—	(104)	—	(104)
Balances at March 31, 2020 (Successor)	59,930,396	6,899,611	78,919,386	$9,123	$67	$2,830,788	$(1,577,657)	$(854)	$(2,165)	$1,259,302
(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020.
See Notes to Consolidated Financial Statements

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares							Total
Balances at December 31, 2018 (Predecessor)	32,292,944	555,556	58,967,502	$30,868	$92	$2,074,632	$(13,345,346)	$(318,030)	$(2,558)	$(11,560,342)
Net loss				(21,218)	—	—	(114,383)	—	—	(135,601)
Adoption of ASC 842, Leases				—	—	—	128,908	—	—	128,908
Issuance of restricted stock	—			64	—	—	—	—	(4)	60
Forfeitures of restricted stock	(45,583)			—	—	—	—	—	—	—
Share-based compensation				—	—	392	—	—	—	392
Share-based compensation - discontinued operations				1,835	—	—	—	—	—	1,835
Payments to non-controlling interests				(3,684)	—	—	—	—	—	(3,684)
Other				—	—	1	—	—	—	1
Other comprehensive income (loss)				3,572	—	—	—	(1,254)	—	2,318
Balances at March 31, 2019 (Predecessor)	32,247,361	555,556	58,967,502	$11,437	$92	$2,075,025	$(13,330,821)	$(319,284)	$(2,562)	$(11,566,113)
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,688,736)	$(135,601)
Loss from discontinued operations	—	169,554
Reconciling items:
Impairment charges	1,727,857	91,382
Depreciation and amortization	96,768	38,290
Deferred taxes	(152,216)	8,600
Provision for doubtful accounts	9,428	3,828
Amortization of deferred financing charges and note discounts, net	514	406
Non-cash Reorganization items, net	—	2,173
Share-based compensation	4,257	392
Loss on disposal of operating and other assets	392	147
Loss on investments	9,955	10,237
Equity in loss of nonconsolidated affiliates	564	7
Barter and trade income	(4,983)	(5,076)
Other reconciling items, net	766	1
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	143,419	114,447
Increase in prepaid expenses and other current assets	(15,561)	(24,107)
Increase in other long-term assets	(1,059)	(7,734)
Decrease in accounts payable and accrued expenses	(42,734)	(149,222)
Increase (decrease) in accrued interest	(9,971)	328
Increase in deferred income	12,439	16,589
Increase in other long-term liabilities	441	2,025
Cash provided by operating activities from continuing operations	91,540	136,666
Cash used for operating activities from discontinued operations	—	(47,679)
Net cash provided by operating activities	91,540	88,987
Cash flows from investing activities:
Purchases of investments	(9,999)	—
Purchases of property, plant and equipment	(21,664)	(22,953)
Change in other, net	(137)	(1,882)
Cash used for investing activities from continuing operations	(31,800)	(24,835)
Cash used for investing activities from discontinued operations	—	(27,576)
Net cash used for investing activities	(31,800)	(52,411)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	350,000	228
Payments on long-term debt and credit facilities	(162,439)	(6,412)
Change in other, net	(278)	(77)
Cash provided by (used for) financing activities from continuing operations	187,283	(6,261)
Cash provided by financing activities from discontinued operations	—	8,257
Net cash provided by financing activities	187,283	1,996
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(524)	682
Net increase in cash, cash equivalents and restricted cash	246,499	39,254
Cash, cash equivalents and restricted cash at beginning of period	411,618	430,334
Cash, cash equivalents and restricted cash at end of period	658,117	469,588
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	188,539
Cash, cash equivalents and restricted cash of continuing operations at end of period	$658,117	$281,049
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$101,363	$103,897
Cash paid for income taxes	735	16,410
Cash paid for Reorganization items, net	417	33,945
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. As described below, as a result of the application of fresh start accounting and the effects of the implementation of the Company's Plan of Reorganization (as defined below), the consolidated financial statements after the Effective Date (as defined below), are not comparable with the consolidated financial statements on or before that date. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.
The Company’s reportable segments are:

▪	Audio, which provides media and entertainment services via broadcast and digital delivery, and also includes the Company’s events and national syndication businesses and

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
Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations. Certain of the Company's operations have been presented as discontinued. The Company presents businesses that represent components as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off and their disposal represents a strategic shift that has, or will have, a major effect on its operations and financial results. See Note 2, Discontinued Operations.
COVID-19
On March 26, 2020, the Company issued a press release announcing that it was withdrawing its previously announced financial guidance for the fiscal year ending December 31, 2020 due to heightened uncertainty related to the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. In addition, iHeartCommunications borrowed $350.0 million principal amount under its $450.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) as a precautionary measure to preserve iHeartCommunications’ financial flexibility in light of the current uncertainty in the global economy resulting from COVID-19. The proceeds will be available if needed to fund iHeartCommunications’ future working capital requirements or other general corporate purposes. As of March 31, 2020, after considering $47.3 million of outstanding letters of credit, iHeartCommunications had $52.7 million available for borrowing under its ABL Facility, such availability being subject to further restrictions contained within the credit agreement governing the ABL Facility. The Company's revenue in the latter half of the month ended March 31, 2020 was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The Company continues to examine the impacts the CARES Act may have on its business. For more information on the expected benefits of the CARES Act on the Company's income tax liabilities, see Note 8, Income Taxes.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2020, the Company had approximately $646.8 million in cash, which includes the $350.0 million borrowed under the ABL Facility.  While the Company expects COVID-19 to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on the plans that the Company has put in place, it expects to be able to meet its obligations as they become due over the coming year.
As discussed below, the Company applied fresh start accounting as of May 1, 2019 in connection with its emergence from Chapter 11 bankruptcy, which required stating the Company’s assets and liabilities, including intangible assets and goodwill, at estimated fair values. Such fair values recorded in fresh start accounting reflected the economic conditions in place at the time of emergence. As a result of uncertainty related to COVID-19 and its negative impact on the Company's business and the public trading values of its debt and equity, the Company was required to perform interim impairment tests on its long-lived assets, intangible assets and indefinite-lived intangible assets as of March 31, 2020 because such factors indicated that the Company's long-lived assets, intangible assets and goodwill balances may be impaired. The estimated fair value of the Company’s Federal Communication Commission (“FCC”) licenses, which have indefinite lives, was below their carrying values, which resulted in a non-cash impairment charge of $502.7 million. As discussed, the United States economy is undergoing a period of economic disruption and uncertainty, which has caused, among other things, lower consumer and business spending. These disruptions and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value FCC licenses.
The Company also performed interim goodwill impairment tests as of March 31, 2020. The estimated fair value of one of the reporting units was below its carrying value, which required the Company to compare the implied fair value of the reporting units’ goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $1.2 billion to reduce goodwill. The macroeconomic factors discussed above had an adverse effect on the estimated cash flows and discount rates used in the discounted cash flow model.
The Company used the best information available to estimate fair values of its long-lived assets, intangible assets and goodwill for purposes of interim impairment testing. Uncertainty regarding the full extent of the economic downturn as a result of COVID-19, as well as the timing of any recovery, may result in additional non-cash impairment charges being taken in future periods and such charges could be material. For more information, see Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill.
Voluntary Filing under Chapter 11
As previously disclosed, on March 14, 2018 (the "Petition Date"), the Company, iHeartCommunications, Inc. ("iHeartCommunications") and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). On April 28, 2018, the Company and the other Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement with the Bankruptcy Court. On January 22, 2019, the Plan of Reorganization was confirmed by the Bankruptcy Court. On May 1, 2019 (the “Effective Date”), the Company emerged from Chapter 11 and effectuated a series of transactions through which Clear Channel Outdoor Holdings, Inc. ("CCOH"), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “Separation”). All of the Company's equity existing as of the Effective Date was canceled on such date pursuant to the Plan of Reorganization.
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
During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2019 related to the Chapter 11 Cases,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

including professional fees incurred directly as a result of the Chapter 11 Cases are recorded as Reorganization items, net in the Predecessor period.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2020 presentation. In the first quarter of 2020, in connection with a reorganization of the Company’s management structure after the Separation and emergence from the Chapter 11 cases, the Company reevaluated the classification of certain expenses to determine whether such expenses should be included within Direct operating expenses, Selling, general & administrative (“SG&A”) expenses or Corporate expenses. As a result, certain expenses were reclassified from Corporate expenses to Direct operating or SG&A expenses. In addition, certain expenses were reclassified from SG&A expenses to Direct operating expenses. The reclassifications had no impact on the Company's Operating Income (Loss) or Net Loss. Accordingly, the Company recast the corresponding amounts in the prior period to conform to the current expense classifications. The corresponding current and prior period segment disclosures were recast to reflect the current expense classifications. See Note 10, Segment Data.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	Successor Company
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$646,774	$400,300
Restricted cash included in:
Other current assets	11,343	11,318
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$658,117	$411,618

Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have a material impact on the Company.
New Accounting Pronouncements Recently Adopted
During the second quarter of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and finalized amendments to FASB ASC Subtopic 825-15, Financial Instruments-Credit Losses ("ASC 326").  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The Company adopted the updated guidance in the first quarter of 2020 utilizing the modified retrospective approach, which resulted in the recognition of estimated credit loss reserves against certain available-for-sale debt securities from third-parties held by the Company.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon adoption, the Company recognized a $1.5 million cumulative-effect adjustment to opening retained earnings to reflect expected credit losses in relation to notes receivable held by the Company. In addition, the Company evaluated the potential impact of the COVID-19 pandemic on the collectability of its notes receivable from third-parties. To develop an estimate of the present value of expected cash flows of notes receivable, the Company used a probability-weighted discounted cash flow model. As a result of this analysis, the Company recognized an additional credit loss reserve against available-for-sale debt securities of
$5.6 million, which was recognized within Loss on investments, net in the Company's Statement of Comprehensive Loss as of March 31, 2020. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.
The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

NOTE 2 - DISCONTINUED OPERATIONS
Discontinued operations relate to our domestic and international outdoor advertising businesses and were previously reported as the Americas outdoor and International outdoor segments prior to the Separation. Revenue, expenses and cash flows for these businesses are separately reported as Revenue, expenses and cash flows from discontinued operations in the Company's financial statements for all periods presented.

Financial Information for Discontinued Operations

Income Statement Information

The following shows the revenue and loss from discontinued operations for the Predecessor Company for the three months ended March 31, 2019:

(In thousands)	Predecessor Company
Three Months Ended March 31,
2019
Revenue	$587,116

Loss from discontinued operations before income taxes	$(111,791)
Income tax expense	(57,763)
Loss from discontinued operations, net of taxes	$(169,554)

In connection with the Separation, the Company and its subsidiaries entered into the agreements described below.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transition Services Agreement
On the Effective Date, the Company, iHM Management Services, iHeartCommunications and CCOH entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which iHM Management Services has agreed to provide, or cause the Company and its subsidiaries to provide CCOH with certain administrative and support services and other assistance which CCOH will utilize in the conduct of its business as such business was conducted prior to the Separation, for one year from the Effective Date (subject to certain rights of CCOH to extend up to one additional year, as described below).
The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount, number of users of a service or other factors. As of March 31, 2020, most of these services have been successfully transitioned to CCOH. CCOH has requested extensions of the term for certain individual services, primarily related to information systems, for one-month periods through June 30, 2020 and may request further one-month extensions of such services up to May 1, 2021.
CCOH may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently.
New Tax Matters Agreement
In connection with the Separation, the Company entered into the New Tax Matters Agreement by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc., CCH, CCOH and Clear Channel Outdoor, Inc., to allocate the responsibility of iHeartMedia and its subsidiaries, on the one hand, and CCOH and its subsidiaries, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.
The New Tax Matters Agreement requires that iHeartMedia and iHeartCommunications indemnify CCOH and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against certain tax claims related to the Separation. In addition, the New Tax Matters Agreement requires that CCOH indemnify iHeartMedia for certain income taxes paid by iHeartMedia on behalf of CCOH and its subsidiaries.

NOTE 3 – REVENUE
Disaggregation of Revenue
The following table shows revenue streams for the Successor Company for the three months ended March 31, 2020:

Successor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Three Months Ended March 31, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$461,660	$—	$—	$461,660
Digital(2)	92,776	—	—	92,776
Networks(3)	134,577	—	—	134,577
Sponsorship and Events(4)	29,348	—	—	29,348
Audio and Media Services(5)	—	60,227	(1,811)	58,416
Other(6)	3,560	—	(167)	3,393
Total	721,921	60,227	(1,978)	780,170
Revenue from leases(7)	464	—	—	464
Revenue, total	$722,385	$60,227	$(1,978)	$780,634

(1)	Broadcast Radio revenue is generated through the sale of advertising time on the Company’s domestic radio stations.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table shows revenue streams from continuing operations for the Predecessor Company. The presentation of amounts in the Predecessor period has been revised to conform to the Successor period presentation.

Predecessor Company
(In thousands)	Audio(1)	Audio and Media Services(1)	Eliminations	Consolidated
Three Months Ended March 31, 2019
Revenue from contracts with customers:
Broadcast Radio	$487,232	$—	$—	$487,232
Digital	75,949	—	—	75,949
Networks	138,199	—	—	138,199
Sponsorship and Events	39,713	—	—	39,713
Audio and Media Services	—	51,392	(1,623)	49,769
Other	4,713	—	(188)	4,525
Total	745,806	51,392	(1,811)	795,387
Revenue from leases	410	—	—	410
Revenue, total	$746,216	$51,392	$(1,811)	$795,797

(1)
Due to a re-evaluation of the Company’s internal segment reporting upon the effectiveness of the Plan of Reorganization, the Company’s RCS business is included in the Audio & Media Services results for all periods presented.

Trade and Barter
Trade and barter transactions represent the exchange of advertising spots for merchandise, services, advertising and promotion or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised to the customer. Trade and barter revenues and expenses from continuing operations, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2020	2019
Trade and barter revenues	$52,678	$55,585
Trade and barter expenses	54,998	49,856

The Successor Company recognized barter revenue of $5.0 million in the three months ended March 31, 2020 in connection with investments made in companies in exchange for advertising services. The Predecessor Company recognized barter revenue of $5.1 million in the three months ended March 31, 2019 in connection with investments made in companies in exchange for advertising services.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers, excluding discontinued operations:

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2020	2019
Deferred revenue from contracts with customers:
Beginning balance(1)	$162,068	$148,720
Revenue recognized, included in beginning balance	(80,055)	(68,927)
Additions, net of revenue recognized during period, and other	93,308	75,321
Ending balance	175,321	$155,114

(1)
Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2020, the Company expects to recognize $233.7 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
Revenue from Leases
As of March 31, 2020, the future lease payments to be received by the Successor Company are as follows:

(In thousands)
2020	$1,109
2021	1,252
2022	858
2023	793
2024	694
Thereafter	10,021
Total	$14,727

NOTE 4 – LEASES
The Company enters into operating lease contracts for land, buildings, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases primarily include land and building lease contracts and leases of radio towers. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles and copiers. Operating leases are reflected on the Company's balance sheet within Operating lease right-of-use assets ("ROU assets") and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively.
The Company's finance leases are included within Property, plant and equipment with the related liabilities included within Long-term debt.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The following table provides supplemental cash flow information related to leases for the three months ended March 31, 2020 (Successor) and the three months ended March 31, 2019 (Predecessor):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2020	2019
Cash paid for amounts included in measurement of operating lease liabilities	$30,613	$32,895
Lease liabilities arising from obtaining right-of-use assets(1)	$7,620	$445,142
(1) Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during the three months ended March 31, 2020 (Successor) and the three months ended March 31, 2019 (Predecessor).
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2020 and December 31, 2019, respectively:

(In thousands)	Successor Company
	March 31, 2020	December 31, 2019
Land, buildings and improvements	$386,084	$385,017
Towers, transmitters and studio equipment	159,650	156,739
Furniture and other equipment	375,592	361,527
Construction in progress	25,051	21,287
	946,377	924,570
Less: accumulated depreciation	110,025	77,694
Property, plant and equipment, net	$836,352	$846,876

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company applied fresh start accounting as of May 1, 2019 in connection with its emergence from Chapter 11 bankruptcy which required stating the Company’s intangible assets at estimated fair value. Such fair values recorded in fresh start accounting reflected the economic conditions in place at the time of emergence. The economic downturn in March 2020 and the COVID-19 pandemic had an adverse impact on the trading values of the Company’s publicly-traded debt and equity and on the Company's first quarter 2020 results, and the continuing uncertainty surrounding the duration and magnitude of the economic impact of the pandemic has had a negative impact on the Company's forecasted future cash flows. As a result, the Company performed an interim impairment test as of March 31, 2020 on its indefinite-lived FCC licenses.
For purposes of initial recording in fresh start accounting and for annual impairment testing purposes, our FCC licenses are valued using the direct valuation approach, with the key assumptions being forecasted market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market.
In estimating the fair value of its FCC licenses, the Company obtained the most recent broadcast radio industry revenue projections which consider the impact of COVID-19 on future broadcast radio advertising revenue. Such projections reflect a significant and negative impact from COVID-19. In addition to using these broadcast radio industry revenue projections, the Company used various sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of March 31, 2020. As a result of COVID-19, the United States economy is undergoing a period of economic disruption and uncertainty, which has caused, among other things, lower consumer and business spending. The uncertainty surrounding the demand for advertising negatively impacted the key assumptions used in the discounted cash flow models used to value the Company's FCC licenses. Considerations in developing these assumptions included the extent of the economic downturn, ranges of expected timing of recovery, discount rates and other factors. As a result of the Company’s assessment the estimated fair value of FCC licenses was determined to be below their carrying values. As a result, during the three months ended March 31, 2020, the Successor Company recognized a non-cash impairment charge of $502.7 million on its FCC licenses.
During the three months ended March 31, 2019, the Predecessor Company recognized non-cash impairment charges of $91.4 million in relation to indefinite-lived FCC licenses as a result of an increase in the weighted average cost of capital used in performing the annual impairment test.
Other Intangible Assets
Other intangible assets consists of definite-lived intangible assets, which primarily include customer and advertiser relationships, talent and representation contracts, trademarks and tradenames and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time that the assets are expected to contribute directly or indirectly to the Company’s future cash flows.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at amortized cost.
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
The Company applied fresh start accounting as of May 1, 2019 in connection with its emergence from Chapter 11 bankruptcy which required stating the Company’s intangible assets at estimated fair value. Such fair values recorded in fresh start accounting reflected the economic conditions in place at the time of emergence. The economic downturn in March 2020 and the COVID-19 pandemic had an adverse impact on the Company's first quarter 2020 results, and the continuing uncertainty surrounding the duration and magnitude of the economic impact of the pandemic has had a negative impact on the Company's forecasted future cash flows. As a result, the Company performed an interim impairment test as of March 31, 2020 on its other intangible assets. Based on the Company’s test of recoverability using estimated undiscounted future cash flows, the carrying values of the Company’s definite-lived intangible assets were determined to be recoverable, and no impairment was recognized.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2020 and December 31, 2019, respectively:

(In thousands)	Successor Company
	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,629,231	(157,134)	1,629,236	(114,280)
Talent and other contracts	375,399	(46,391)	375,399	(33,739)
Trademarks and tradenames	321,977	(29,784)	321,977	(21,661)
Other	21,394	(2,457)	21,394	(1,786)
Total	$2,348,001	$(235,766)	$2,348,006	$(171,466)

Total amortization expense related to definite-lived intangible assets for the Successor Company for the three months ended March 31, 2020 was $64.3 million. Total amortization expense related to definite-lived intangible assets for the Predecessor Company for the three months ended March 31, 2019 was $9.7 million.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2021	$256,654
2022	255,874
2023	247,521
2024	246,831
2025	209,046

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2018 (Predecessor)	$3,330,922	$81,831	$3,412,753
Acquisitions	—	2,767	2,767
Foreign currency	—	(28)	(28)
Balance as of May 1, 2019 (Predecessor)	$3,330,922	$84,570	$3,415,492
Impact of fresh start accounting	(111,712)	19,585	(92,127)

Balance as of May 2, 2019 (Successor)	$3,219,210	$104,155	$3,323,365
Acquisitions	4,637	—	4,637
Dispositions	(9,466)	—	(9,466)
Foreign currency	—	(1)	(1)
Other	7,087	—	7,087
Balance as of December 31, 2019 (Successor)	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Foreign currency	—	(44)	(44)
Balance as of March 31, 2020 (Successor)	$1,997,094	$104,110	$2,101,204

Goodwill Impairment
At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.
As described in Note 1, the economic disruption as a result of COVID-19 had a significant impact to the trading values of the Company’s publicly-traded debt and equity and on the Company's results in the latter half of the month ended March 31, 2020. In addition, the Company expects that the pandemic will continue to impact the operating and economic environment of our customers and will impact the near-term spending decisions of advertisers. As a result, the Company performed an interim impairment test on its indefinite-lived intangible assets as of March 31, 2020.
The goodwill impairment test requires measurement of the fair value of the Company's reporting units, which is compared to the carrying value of the reporting units, including goodwill. Each reporting unit is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Assessing the recoverability of goodwill requires estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. As with the impairment testing performed on the Company’s FCC licenses described above, the significant deterioration in market conditions and uncertainty in the markets impacted the assumptions used to estimate the discounted future cash flows of the Company’s reporting units for purposes of performing the interim goodwill impairment test. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.
As discussed above, the carrying values of the Company’s reporting units were based on estimated fair values determined upon our emergence from bankruptcy on May 1, 2019, and the rapid deterioration in economic conditions resulting from the COVID-19 pandemic resulted in lower estimated fair values determined in connection with our interim goodwill impairment testing as of March 31, 2020. The estimated fair value of one of the Company's reporting units was below its carrying value, including goodwill. As a result, the Company recognized a non-cash impairment charge of $1.2 billion to reduce goodwill. The macroeconomic factors discussed above had an adverse effect on the Company's estimated cash flows used in the discounted cash flow model.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

While management believes the estimates and assumptions utilized to calculate the fair value of the Company's tangible and intangible long-lived assets, indefinite-lived FCC licenses and reporting units are reasonable, it is possible a material change could occur to the estimated fair value of these assets. Uncertainty regarding the full extent of the economic downturn as a result of COVID-19, as well as the timing of any recovery, may result in the Company's actual results not being consistent with its estimates, and the Company could be exposed to future impairment losses that could be material to its results of operations.
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding for the Successor Company as of March 31, 2020 and December 31, 2019 consisted of the following:

(In thousands)	Successor Company
	March 31, 2020	December 31, 2019
Term Loan Facility due 2026(1)	$2,096,018	$2,251,271
Asset-based Revolving Credit Facility due 2023(2)	350,000	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(3)	20,541	20,992
Total consolidated secured debt	4,516,559	4,322,263

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	6,182	12,581
Long-term debt fees	(19,106)	(19,428)
Total debt	5,953,635	5,765,416
Less: Current portion	29,969	8,912
Total long-term debt	$5,923,666	$5,756,504

(1)
On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the credit agreement) plus a margin of 2.00% and to modify certain covenants contained in the credit agreement.

(2)
On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. As of March 31, 2020, the ABL Facility had a facility size of $450.0 million and $350.0 million of outstanding borrowings and $47.3 million of outstanding letters of credit, resulting in $52.7 million of availability. Amounts available under the ABL Facility are calculated using a borrowing base calculated by reference to our outstanding accounts receivable. To the extent decreases in our accounts receivable result in the borrowing base decreasing to an amount below the amount drawn, we may be required to make a partial repayment of amounts outstanding under our ABL Facility.

(3)	Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2021 through 2045.

The Successor Company’s weighted average interest rate was 5.5% and 6.4% as of March 31, 2020 and December 31, 2019, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.2 billion and $6.1 billion as of March 31, 2020 and December 31, 2019, respectively. The trading value of the Company’s publicly traded debt decreased significantly in March 2020 as a result of the market’s reaction to COVID-19. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Successor Company’s debt is classified as either Level 1 or Level 2.
On February 3, 2020, iHeartCommunications entered into an amendment to the credit agreement governing its Term Loan Facility due 2026. The amendment reduces the interest rate to LIBOR plus a margin of 3.00% (from LIBOR plus a margin of 4.00%), or the Base Rate (as defined in the credit agreement) plus a margin of 2.00% (from Base Rate plus a margin of 3.00%) and modifies certain covenants contained in the Credit Agreement.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the Term Loan Facility amendment, iHeartCommunications also prepaid at par $150.0 million of borrowings outstanding under the Term Loan Facility with cash on hand. Under the terms of the credit agreement, iHeartCommunications is required to make quarterly principal payments of approximately $5.25 million.
Mandatorily Redeemable Preferred Stock
On the Effective Date, in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of March 31, 2020, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. As further described below, the iHeart Operations Preferred Stock is mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the three months ended March 31, 2020 the Company recognized $1.8 million of interest expense related to dividends on mandatorily redeemable preferred stock.
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
Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2020, the Successor Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $16.7 million and $47.3 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

greater foreign ownership is in the public interest (the “Foreign Ownership Rule”). Under the Plan of Reorganization, the Company committed to file a Petition for Declaratory Ruling ("PDR") requesting the FCC to permit up to 100% of the Company's voting and equity to be owned by non-U.S. individuals and entities, but the FCC’s granting the PDR was not a condition to the Company's emergence.
The equity allocation mechanism (“Equity Allocation Mechanism”) set forth in the Plan of Reorganization was intended to enable the Company to comply with the Foreign Ownership Rule and other FCC ownership restrictions in connection with emergence. The Equity Allocation Mechanism imposed an obligation on each of the Company's former claimholders in connection with the Chapter 11 Cases (the "Claimholders") to provide written certification sufficient for the Company to determine whether issuance of common stock to such Claimholders would cause the Company to violate the Foreign Ownership Rule, and restricted the Company from issuing common stock to Claimholders such that it would cause the Company to exceed an aggregate alien ownership or voting percentage of 22.5 percent (the “22.5 Percent Threshold”).
After emerging from bankruptcy, the Company discovered that a group of Claimholders that had certified to having no foreign ownership or voting control in connection with the Equity Allocation Mechanism had subsequently undergone a separate merger transaction without our knowledge or control. As a result of this merger, these Claimholders’ interests in iHeartMedia (amounting to approximately nine percent of the Company's issued and outstanding Class A common stock) can be voted by a U.S. subsidiary of a foreign parent. The Company notified the FCC of this development in writing promptly after discovering and confirming it. The FCC responded to the Company's notification on July 9, 2019, indicating that (1) the FCC has not determined that this development is contrary to the public interest, and (2) the FCC has deemed the Company to be in compliance with the FCC’s foreign ownership reporting rules, pending its decision on the Company's PDR. On July 25, 2019 the Company filed the PDR. The FCC requested public comment on the PDR, which comment period closed on March 26, 2020.  The FCC subsequently has also referred the PDR to Team Telecom - the interagency federal government group that analyzes requests for national security, law enforcement, and public safety issues.  The Company cannot predict whether the FCC will issue a ruling granting the PDR, the amount of foreign equity and voting rights any such a ruling will allow us to have, or how long it will take to obtain such a ruling.

NOTE 8 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) from continuing operations for the three months ended March 31, 2020 (Successor) and the three months ended March 31, 2019 (Predecessor), respectively, consisted of the following components:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Current tax benefit (expense)	$(1,705)	$69,794
Deferred tax benefit (expense)	152,216	(8,600)
Income tax benefit	$150,511	$61,194

The effective tax rate from continuing operations for the Successor Company for the three months ended March 31, 2020 was 8.2%. The effective tax rate for the period was primarily impacted by the impairment charges to non-deductible goodwill discussed in Note 1. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.
The effective tax rate from continuing operations for the three months ended March 31, 2019 (Predecessor) was 224.6%. The 2019 effective tax rate was primarily impacted by forecasted changes in the valuation allowance recorded against deferred tax assets resulting from net operating loss carryforwards and interest expense limitation carryforwards in U.S. federal and certain state jurisdictions.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 27, 2020 the CARES Act, which included numerous tax provisions, was signed into law.  While the Company is continuing to evaluate the impact of the enacted tax provisions as additional guidance is provided, upon the Company's initial review the provision with the most significant impact on the Company’s income taxes is the increase to the Section 163(j) interest deduction limitation and the ability to elect to use the Company’s 2019 Adjusted Taxable Income (as defined under Section 163(j)) for purposes of calculating the 2020 Section 163(j) limitation. There were several other tax provisions included in the CARES Act allowing companies more flexibility in carrying back net operating losses generated in 2018, 2019 or 2020, temporarily eliminating the provision limiting net operating losses utilization to 80% of taxable income and the acceleration of refunds available from alternative minimum tax credits.  The Company does not expect to benefit from any of these provisions.  In addition to the income tax provisions mentioned above, the CARES Act also included provisions impacting employment taxes allowing companies to defer the payment of the employee portion of certain employment taxes that would be due from the enactment date through January 1, 2021.  The amounts deferred are due fifty percent by December 31, 2021 and fifty percent by December 31, 2022.  In addition, the CARES Act included a provision providing an Employee Retention tax credit, which would offset employment taxes, for qualified companies and wages.  The Company is still evaluating this provision to determine our eligibility for these employment tax credits.

NOTE 9 – STOCKHOLDER'S EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan, the Company has granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Share-based Compensation
Share-based compensation expenses are recorded in corporate expenses and were $4.6 million for the Successor Company for three months ended March 31, 2020. Share-based compensation expenses for the Predecessor Company were $0.4 million for three months ended March 31, 2019.
As of March 31, 2020, there was $52.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.2 years.
Successor Common Stock and Special Warrants
The Company is authorized to issue 2,100,000,000 shares, consisting of (a) 1,000,000,000 shares of Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), (b) 1,000,000,000 shares of Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”), and (c) 100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).
The following table presents the Successor Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of March 31, 2020:

March 31, 2020
(Unaudited)
Successor Class A Common Stock, par value $.001 per share,1,000,000,000 shares authorized	59,930,396
Successor Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	6,899,611
Successor Special Warrants	78,919,386
Total Successor Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding	145,749,393

During the three months ended March 31, 2020, stockholders converted 5,299 shares of the Class B common stock into Class A common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Successor Class A common stock or Successor Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Successor Company's outstanding Class A common stock, (b) more than 22.5 percent of the Successor Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the  Company exceeding any foreign ownership threshold set by the FCC pursuant to a declaratory ruling or specific approval requirement or (d) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.  The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest.  As described further in Note 7 above, on July 25, 2019, the Company filed a PDR requesting FCC consent to exceed the 25 percent foreign ownership and voting benchmarks that currently apply to us, on which the FCC has requested public comment.  The public comment period closed on March 26, 2020.  The FCC has also referred our PDR to Team Telecom - the interagency federal government group that analyzes requests for national security, law enforcement, and public safety issues.  We cannot predict whether the FCC will issue a ruling granting the PDR, the amount of foreign equity and voting rights any such a ruling will allow us to have, or how long it will take to obtain such a ruling.

During the three months ended March 31, 2020, stockholders exercised 2,127,207 Special Warrants for an equivalent number of shares of Class A common stock.
Stockholder Rights Plan
On May 5, 2020, the Company’s Board of Directors (the “Board”) approved the adoption of a short-term stockholder rights plan (the “Stockholder Rights Plan”) in order to protect the best interests of all Company stockholders during the current period of high equity-market volatility and price disruption.

Pursuant to the stockholder rights plan, the Board has declared a dividend distribution of one right on each outstanding share of the Company’s class A common stock, share of Class B common stock and special warrant issued in connection with the Plan of Reorganization. The record date for such dividend distribution is May 18, 2020.

Under the Stockholder Rights Plan, subject to certain exceptions, the rights will generally be exercisable only if, in a transaction not approved by the Board, a person or group acquires beneficial ownership of 10% or more of the Company’s Class A common stock (or 20% in the case of certain passive investors), including through such person’s ownership of the convertible Class B common stock and/or special warrants, as further detailed in the Stockholder Rights Plan. In that situation, each holder of a right (other than the acquiring person or group) will have the right to purchase, upon payment of the exercise price, a number of shares of the Company’s Class A common stock, Class B common stock or special warrants, as applicable, having a market value of twice such price. In addition, the Stockholder Rights Plan contains a similar provision if the Company is acquired in a merger or other business combination after an acquiring person acquires beneficial ownership of 10% or more of the Company’s Class A common stock (or 20% in the case of certain passive investors).

The Stockholder Rights Plan has a duration of less than one year, expiring on May 5, 2021. The Stockholder Rights Plan may also be terminated, or the rights may be redeemed, by action of the Company prior to the scheduled expiration date under certain circumstances, including if the Board determines that market and other conditions warrant, which the Board intends to monitor. The adoption of the Stockholder Rights Plan will not be a taxable event and will not have any impact on the Company’s financial reporting.

Additional details about the stockholder rights plan will be contained in a Form 8-K to be filed by the Company with the SEC.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Computation of Income (Loss) per Share

(In thousands, except per share data)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
NUMERATOR:
Net loss attributable to the Company – common shares	$(1,688,736)	$(114,383)
Exclude:
Loss from discontinued operations, net of tax	$—	$(169,554)
Noncontrolling interest from discontinued operations, net of tax - common shares	—	21,218
Total loss from discontinued operations, net of tax - common shares	$—	$(148,336)
Income (loss) from continuing operations	$(1,688,736)	$33,953

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,614	85,649
Stock options and restricted stock(2):	—	—
Weighted average common shares outstanding - diluted	145,614	85,649

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$(11.60)	$0.40
From discontinued operations - Basic	$—	$(1.73)
Basic	$(11.60)	$(1.34)
From continuing operations - Diluted	$(11.60)	$0.40
From discontinued operations - Diluted	$—	$(1.73)
Diluted	$(11.60)	$(1.34)

(1)	All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Successor Company for the three months ended March 31, 2020.

(2)
Outstanding equity awards representing 8.2 million shares of Class A common stock of the Successor Company for the three months ended March 31, 2020 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Outstanding equity awards representing 5.9 million shares of Class A common stock of the Predecessor Company for the three months ended March 31, 2019 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 10 – SEGMENT DATA
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
In connection with a reorganization of the Company’s management structure after the Separation and emergence from the Chapter 11 Cases, the Company revised its segment reporting, as discussed in Note 1 and all prior periods have been restated to conform to this presentation.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's segment results for the Successor Company for the three months ended March 31, 2020:

Successor Company
(In thousands)	Audio	Audio & Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2020
Revenue	$722,385	$60,227	$—	$(1,978)	$780,634
Direct operating expenses	294,787	8,203	—	(1,358)	301,632
Selling, general and administrative expenses	310,056	34,674	—	(589)	344,141
Corporate expenses	—	—	39,980	(31)	39,949
Depreciation and amortization	88,801	5,696	2,271	—	96,768
Impairment charges	—	—	1,727,857	—	1,727,857
Other operating expense, net	—	—	(1,066)	—	(1,066)
Operating income (loss)	$28,741	$11,654	$(1,771,174)	$—	$(1,730,779)
Intersegment revenues	$167	$1,811	$—	$—	$1,978
Capital expenditures	$18,602	$662	$2,400	$—	$21,664
Share-based compensation expense	$—	$—	$4,625	$—	$4,625

The following table presents the Company's segment results for the Predecessor Company for the three months ended March 31, 2019. The presentation of prior period amounts has been restated to conform to the presentation of the Successor period.

Predecessor Company
(In thousands)	Audio	Audio and Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2019
Revenue	$746,216	$51,392	$—	$(1,811)	$795,797
Direct operating expenses	276,006	7,010	—	(142)	282,874
Selling, general and administrative expenses	291,791	34,796	—	(1,653)	324,934
Corporate expenses	—	—	39,157	(16)	39,141
Depreciation and amortization	29,484	4,062	4,744	—	38,290
Impairment charges	—	—	91,382	—	91,382
Other operating expense, net	—	—	(27)	—	(27)
Operating income (loss)	$148,935	$5,524	$(135,310)	$—	$19,149
Intersegment revenues	$187	$1,624	$—	$—	$1,811
Capital expenditures	$20,040	$687	$2,226	$—	$22,953
Share-based compensation expense	$—	$—	$392	$—	$392

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three months ended March 31, 2020 and 2019, respectively, and were as follows:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Professional fees and other bankruptcy related costs	$—	$(36,113)
Loss on Liabilities subject to compromise settlement	—	(5)
Reorganization items, net	$—	$(36,118)

Cash payments for Reorganization items, net	$417	$33,945

Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases.
The Company incurred additional professional fees related to the bankruptcy, post-emergence, of $2.6 million for the three months ended March 31, 2020, which are included within Other expense, net in the Company's Consolidated Statements of Comprehensive Loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.
Our primary business provides media and entertainment services via broadcast and digital delivery, including our networks businesses, through our Audio segment. We also operate businesses that provide audio and media services, through our Audio and Media Services segment, including our full-service media representation business, Katz Media Group (“Katz Media”) and our provider of scheduling and broadcast software and services, Radio Computing Services ("RCS").
Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms including podcasting, networks and live events. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience We believe that our ability to generate cash flow from operations from our business initiatives and our current cash on hand will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next 12 months.
Description of our Business
Our Audio strategy centers on delivering entertaining and informative content where our listeners want to find us across multiple platforms, including broadcast, digital and live mobile, as well as events. Our primary source of revenue is derived from selling local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We work closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. We continue to expand the choices for listeners and we deliver our content and sell advertising across multiple distribution channels, including digitally via our iHeartRadio mobile application and other digital platforms which reach national, regional and local audiences. We also generate revenue from network syndication, our nationally recognized live events, our station websites and other miscellaneous transactions.
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  A recession or downturn in the U.S. economy may have a significant impact on the Company’s ability to generate revenues. In light of the novel coronavirus pandemic (“COVID-19”), we expect that our revenues in 2020 will decline, largely as a result of a decline in consumer and business spending and the related impact to the demand for advertising and pricing pressure resulting from greater competition for available advertising dollars. In the three months ended March 31, 2020, we saw a sharp decline and expect further declines in our Sponsorships business, driven by the postponement or cancellation of a number of our live events as a result of the COVID-19 pandemic; however, this portion of our business is the smallest contributor to our revenue and earnings and has the lowest margin of any of our segments.
When the business environment recovers, we expect that the traditional promotional use of radio to be a strong benefit to us. As businesses reopen both nationally and locally, we believe that we are advantaged by our unparalleled reach and the live and local trusted voices that advertisers need to get their messages out quickly. Our broadcast national and local revenue, as well as our Katz Media revenue, are generally impacted by political cycles, and as a result are not as significantly affected by declines in GDP.
In February 2020, we announced our modernization initiatives, which will take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. In addition, in response to the COVID-19 pandemic, we have taken significant steps to significantly reduce our capital and operating expenditures for the remainder of 2020. For more information, please see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
On March 26, 2020, we issued a press release announcing the withdrawal of previously announced financial guidance for the fiscal year ending December 31, 2020 due to heightened uncertainty related to COVID-19, its impact on the operating and economic environment and related, near-term advertiser spending decisions. As a precautionary measure to preserve financial flexibility in light of the current uncertainty in the global economy resulting from COVID-19, we borrowed $350.0 million principal amount under our senior secured asset-based revolving credit facility (the "ABL Facility"). For more information please refer to “Liquidity and Capital Resources” in this MD&A.

Impairment Charges
As discussed below, we emerged from bankruptcy on May 1, 2019 and applied fresh start accounting, which included stating our assets and liabilities at estimated fair values, including intangible assets and goodwill, based on our discounted future cash flows in the market environment that existed at the time of emergence. The United States economy is undergoing a period of economic disruption and uncertainty as a result of the COVID-19 pandemic, which has caused, among other things, lower consumer and business spending. In addition, the economic disruption caused by the COVID-19 pandemic had an adverse impact on our first quarter 2020 results, and we expect the pandemic to negatively affect our future financial results. In addition, the economic uncertainty as a result of the COVID-19 pandemic has had a significant impact on the trading values of our publicly-traded debt and equity.  As a result, we performed an impairment test as of March 31, 2020 on our long-lived assets, intangible assets, indefinite-lived Federal Communication Commission (“FCC”) licenses and goodwill.
The uncertainty surrounding the demand for advertising significantly and negatively impacted the key assumptions used in the discounted cash flow models, which are utilized to value our FCC licenses and goodwill. As a result of the recent valuation performed upon emergence, which was based on market conditions at that time, and the significant deterioration in economic conditions currently as a result of the COVID-19 pandemic, the fair values of certain of our FCC licenses and goodwill have decreased significantly.
Our FCC licenses are valued using the direct valuation approach, with the key assumptions being market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market. We obtained the most recent broadcast radio industry revenue projections, which consider the impact of COVID-19 on future broadcast radio advertising revenue. Such projections reflect a significant and negative impact from COVID-19. In addition to using these broadcast radio industry revenue projections, we used various sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of March 31, 2020.
Considerations in developing these assumptions included the extent of the economic downturn, ranges of expected timing of recovery, discount rates and other factors. Based on our interim testing, the estimated fair value of FCC licenses was below their carrying values. As a result, we recognized a non-cash impairment charge of $502.7 million on our FCC licenses.
The goodwill impairment test requires us to measure the fair value of our reporting units and compare the estimated fair value to the carrying value, including goodwill. Each of our reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. As with the impairment testing we performed on our FCC licenses described above, the significant deterioration in market conditions and uncertainty in the markets impacted the assumptions used to estimate the discounted future cash flows of our reporting units for purposes of performing the interim goodwill impairment test.
As discussed above, the carrying values our reporting units were based on estimated fair values determined upon our emergence from bankruptcy on May 1, 2019, and the rapid deterioration in economic conditions resulting from the COVID-19 pandemic resulted in lower estimated fair values determined in connection with our interim goodwill impairment testing as of March 31, 2020. The estimated fair value of one of our reporting units was below its carrying value, including goodwill, which required us to recognize a non-cash impairment charge of $1.2 billion to reduce our goodwill.
While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our long-lived assets, indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the magnitude of the economic downturn caused by the COVID-19 pandemic, as well as the timing of any recovery. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
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
On May 1, 2019 (the “Effective Date”), the “Debtors emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which Clear Channel Outdoor Holdings, Inc. (“CCOH”), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims (“Claimholders”) in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million senior secured asset-based revolving credit facility (the “ABL Facility”) and (B) issuing to certain Claimholders, on account of their claims, approximately $3.5 billion aggregate principal amount of new senior secured term loans (the “Term Loan Facility”), approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “6.375% Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications’ Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
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
Executive Summary
As the first quarter of 2020 began, we saw strong growth across our revenue streams, particularly from digital and from political advertising. However, while digital and political revenue continued to grow, the economic downturn as a result of the COVID-19 pandemic had a significant and negative impact on our other revenue streams in March 2020, including broadcast radio which is our largest revenue stream. A decline in advertising spend and the postponement or cancellation of certain tent-pole events resulted in a decrease in March revenues which drove an overall decrease in revenue for the first quarter of 2020 compared to the first quarter of 2019. The extent of the economic downturn and the timing of recovery, as well as the future impact on our operations, are subject to significant uncertainty. We expect the trends discussed above to continue during the duration of the economic slow-down that has resulted from the COVID-19 pandemic. In an effort to further strengthen the Company's financial flexibility and efficiently manage through the COVID-19 pandemic, we implemented measures to cut costs and preserve cash. For additional information on these actions, see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
The key developments that impacted our business during the quarter are summarized below:

•	Strong Revenue growth in January and February was followed by a sharp decline in revenue in March resulting from the effects of the COVID-19 pandemic.

•	Revenue of $780.6 million decreased $15.2 million or 1.9% during quarter ended March 31, 2020 compared to the same period of 2019.

•
Recorded non-cash impairment charges aggregating $1.7 billion to our goodwill and intangible assets balances as a result of the decrease in forecasted future cash flows driven by the expected significant economic slow-down resulting from the COVID-19 pandemic.

•	Operating loss of $1,730.8 million was down from Operating income of $19.1 million in the prior year’s quarter.

•	Net loss of $1,688.7 million increased from a Net loss of $135.6 million in the prior year's quarter.

•	Adjusted EBITDA(1) of $140.3 million, was down 10.6% year-over-year.

•	Cash flows provided by operating activities from continuing operations of $91.5 million decreased $45.1 million or 33.0%.

•	Free cash flow(2) from continuing operations of $69.9 million decreased $43.8 million or 38.6%.

•
Principal payment of $150.0 million using cash on hand to prepay a portion of the senior secured term loan facility (the “Term Loan Facility”) and amended the Term Loan Facility to reduce the Term Loan Facility interest rate by 100 bps.

•	Borrowing of $350.0 million principal amount under our ABL Facility, resulting in cash on hand at March 31, 2020 of $646.8 million.

The table below presents a summary of our historical results of operations for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor):

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,	%
	2020	2019	Change
Revenue	$780,634	$795,797	(1.9)%
Operating income (loss)	$(1,730,779)	$19,149	nm
Net loss	$(1,688,736)	$(135,601)	nm
Cash provided by operating activities from continuing operations	$91,540	$136,666	(33.0)%

Adjusted EBITDA(1)	$140,339	$157,051	(10.6)%
Free cash flow from continuing operations(2)	$69,876	$113,713	(38.6)%
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net Income (Loss), please see "Reconciliation of Operating Income to Adjusted EBITDA" and "Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor):

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,	% Change
	2020	2019
Revenue	$780,634	$795,797	(1.9)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	301,632	282,874	6.6%
Selling, general and administrative expenses (excludes depreciation and amortization)	344,141	324,934	5.9%
Corporate expenses (excludes depreciation and amortization)	39,949	39,141	2.1%
Depreciation and amortization	96,768	38,290	152.7%
Impairment charges	1,727,857	91,382	nm
Other operating expense, net	(1,066)	(27)
Operating income (loss)	(1,730,779)	19,149	nm
Interest expense (income), net	90,089	(99)
Loss on investments, net	(9,955)	(10,237)
Equity in loss of nonconsolidated affiliates	(564)	(7)
Other expense, net	(7,860)	(127)
Reorganization items, net	—	(36,118)
Loss from continuing operations before income taxes	(1,839,247)	(27,241)
Income tax benefit	150,511	61,194
Income (loss) from continuing operations	(1,688,736)	33,953
Loss from discontinued operations, net of tax	—	(169,554)
Net loss	(1,688,736)	(135,601)
Less amount attributable to noncontrolling interest	—	(21,218)
Net loss attributable to the Company	$(1,688,736)	$(114,383)

The tables below present the comparison of our revenue streams for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor):

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Broadcast Radio	$461,660	$487,232
Digital	92,776	75,949
Networks	134,577	138,199
Sponsorship and Events	29,348	39,713
Audio and Media Services	60,227	51,392
Other	4,024	5,123
Eliminations	(1,978)	(1,811)
Revenue, total	$780,634	$795,797
Consolidated results for the three months ended March 31, 2020 compared to the consolidated results for the three months ended March 31, 2019 were as follows:
Revenue
Revenue decreased $15.2 million during the three months ended March 31, 2020 compared to the same period of 2019. The decrease in Revenue is primarily attributable to the effects of COVID-19, which began to unfold into a global pandemic in early March, resulting in a significant economic downturn as a result of the shut-down of non-essential businesses and shelter-in-place orders. Although revenue growth was strong in the first two months of 2020 compared to the same period of 2019, March revenue declined sharply primarily as a result of a decrease in broadcast radio advertising spend. Broadcast spot revenue decreased $25.6 million, driven by a $26.0 million decrease in Local spot revenue excluding political, and an $18.1 million decrease in National spot revenue excluding political. The decrease in Broadcast spot revenue was offset by a $14.9 million increase in political revenue as a result of 2020 being a presidential election year. Revenue from Sponsorship and Events also decreased by $10.4 million, primarily as a result of the postponement or cancellations of events in response to the COVID-19 pandemic. Digital revenue increased $16.8 million, driven by continued growth in podcasting, as well as other digital revenue, including on-demand services. Audio and Media Services revenue also increased $8.8 million primarily as a result of a $7.1 million increase in political revenue.
Direct Operating Expenses
Direct operating expenses increased $18.8 million during the three months ended March 31, 2020 compared to the same period of 2019. Higher Direct operating expenses were driven by severance payments and other costs specific to our modernization initiatives, which were incurred mainly in January and February, as well as higher content costs from higher podcasting and digital subscription revenue and higher music license fees and digital royalties. The increase in direct operating expenses was partially offset by lower event production costs as a result of event postponements made in response to the COVID-19 pandemic.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $19.2 million during the three months ended March 31, 2020 compared to the same period of 2019. The increase in SG&A was driven by costs incurred in relation to our modernization initiatives announced in February 2020, trade and barter expenses related to the iHeartRadio Podcast Awards, which aired in January of 2020, and higher bad debt expense.
Corporate Expenses
Corporate expenses increased $0.8 million during the three months ended March 31, 2020 compared to the same period of 2019, as a result of costs incurred to support our modernization initiatives, as well as higher share-based compensation expense, which increased $4.2 million as a result of our new post-emergence equity compensation plan. This increase was partially offset by lower employee expenses, including variable incentive compensation expenses, primarily driven by the impact of COVID-19.

Depreciation and Amortization
Depreciation and amortization increased $58.5 million during the three months ended March 31, 2020, compared to the same period of 2019, primarily as a result of the application of fresh start accounting, which resulted in significantly higher values of our tangible and intangible long-lived assets.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.  As discussed above, as a result of the assumed potential adverse effects caused by the COVID-19 pandemic on estimated future cash flows, we recognized non-cash impairment charges to our indefinite-lived intangible assets and goodwill of $1.7 billion in the three months ended March 31, 2020.
We recognized non-cash impairment charges of $91.4 million in the three months ended March 31, 2019 on our indefinite-lived FCC licenses as a result of an increase in our weighted average cost of capital. See Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Expense, Net
Other operating expense, net of $1.1 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively, relates to net gains and losses recognized on asset disposals.
Interest Expense
Interest expense increased $90.2 million during the three months ended March 31, 2020, compared to the same period of 2019 as a result of the interest recognized on the new debt issued in connection with our emergence from the Chapter 11 Cases. During the period from March 14, 2018 to May 1, 2019, while the Company was a debtor-in-possession, no interest expense was recognized on pre-petition debt. In the Predecessor period, we ceased to accrue interest expense on long-term debt, which was reclassified as Liabilities subject to compromise as of the Petition Date, resulting in $397.5 million in contractual interest not being accrued in the three months ended March 31, 2019.
Loss on investments, net
During the three months ended March 31, 2020, we recognized a loss on investments, net of $10.0 million primarily in connection with estimated credit losses and other-than-temporary declines in the value of our investments. Loss on investments, net was $10.2 million for the three months ended March 31, 2019.
Other Expense, Net
Other expense, net was $7.9 million for the three months ended March 31, 2020 which related to costs incurred to refinance our Term Loan Facility and professional fees incurred in connection with the Chapter 11 Cases in the Successor period. Such expenses were included within Reorganization items, net in the Predecessor period while the Company was a debtor-in-possession.

Other expense, net was $0.1 million for the three months ended March 31, 2019.

Reorganization Items, Net

During the three months ended March 31, 2019, we recognized Reorganization items, net of $36.1 million related to the Chapter 11 Cases, consisting of professional fees and other bankruptcy related costs.

Income Tax Benefit

The effective tax rate for the Successor Company for the three months ended March 31, 2020 was 8.2%. The effective tax rate for the period was primarily impacted by the impairment charges discussed above. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

The effective tax rate for continuing operations for the three months ended March 31, 2019 was 224.6%. The 2019 effective tax rate was primarily impacted by forecasted changes in the valuation allowance recorded against deferred tax assets resulting from net operating loss carryforwards and interest expense limitation carryforwards in U.S. federal and certain state jurisdictions.

Net Loss Attributable to the Company
Net loss attributable to the Company increased $1,574.4 million to $1,688.7 million during the three months ended March 31, 2020 compared to a Net loss attributable to the Company of $114.4 million during the three months ended March 31, 2019, primarily due to the factors discussed above.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,	%
	2020	2019	Change
Operating income (loss)	$(1,730,779)	$19,149	nm
Depreciation and amortization(1)	96,768	38,290
Impairment charges	1,727,857	91,382
Other operating expense, net	1,066	27
Share-based compensation expense(2)	4,625	392
Restructuring and reorganization expenses	40,802	7,811
Adjusted EBITDA(3)	$140,339	$157,051	(10.6)%

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Net loss	$(1,688,736)	$(135,601)
Loss from discontinued operations, net of tax	—	169,554
Income tax benefit	(150,511)	(61,194)
Interest expense (income), net	90,089	(99)
Depreciation and amortization(1)	96,768	38,290
EBITDA	$(1,652,390)	$10,950
Reorganization items, net	—	36,118
Loss on investments, net	9,955	10,237
Other expense, net	7,860	127
Equity in loss of nonconsolidated affiliates	564	7
Impairment charges	1,727,857	91,382
Other operating expense, net	1,066	27
Share-based compensation expense(2)	4,625	392
Restructuring and reorganization expenses	40,802	7,811
Adjusted EBITDA(3)	$140,339	$157,051

(1)	Increase in Depreciation and amortization is driven by the application of fresh start accounting, resulting in significantly higher values of our tangible and intangible assets.

(2)	Increase in Share-based compensation expense is due to our new equity compensation plan entered into in connection with our Plan of Reorganization.

(3)
We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring and reorganization expenses included within Direct operating expenses, SG&A expenses, Corporate expenses and share-based compensation expenses included within Corporate expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating income (expense), net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude (Income) loss from discontinued operations, net of tax, Income tax (benefit) expense, Interest expense, Depreciation and amortization, Reorganization items, net, Loss on investments, net, Other (income) expense, net, Equity in earnings (loss) of nonconsolidated affiliates, net, Impairment charges, Other operating (income) expense, net, Share-based compensation, restructuring and reorganization expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. Reorganization expenses primarily include the amortization of retention bonus amounts paid or payable to certain members of management directly as a result of the Reorganization. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities from continuing operations	$91,540	$136,666
Purchases of property, plant and equipment by continuing operations	(21,664)	(22,953)
Free cash flow from continuing operations(1)	$69,876	$113,713

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
Share-based compensation expenses are recorded in corporate expenses and were $4.6 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, there was $52.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.2 years.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash provided by (used for):
Operating activities	$91,540	$88,987
Investing activities	$(31,800)	$(52,411)
Financing activities	$187,283	$1,996
Free Cash Flow(1)	$69,876	$113,713
(1) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations” in this MD&A.
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2020 was $91.5 million compared to $89.0 million of cash provided by operating activities in the three months ended March 31, 2019.
Cash provided by operating activities from continuing operations decreased from $136.7 million in the three months ended March 31, 2019 to $91.5 million in the three months ended March 31, 2020 primarily as a result of cash interest payments made by continuing operations increasing $100.0 million as a result of interest payments on our debt issued upon our emergence compared to pre-petition interest payments made in the prior year.  The Company ceased paying interest on long-term debt classified as Liabilities subject to compromise after the March 14, 2018 petition date.  This decrease was offset by an increase in cash provided by operating activities attributable to changes in working capital balances, particularly accounts payable, which were affected by the timing of payments.
Investing Activities
Cash used for investing activities of $31.8 million during the three months ended March 31, 2020 primarily reflects $21.7 million in cash used for capital expenditures. We spent $18.6 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $0.7 million in our Audio & Media Services segment, primarily related to acquired software and $2.4 million in Corporate primarily related to equipment and software purchases.
Cash used for investing activities of $52.4 million during the three months ended March 31, 2019 primarily reflects $27.6 million in cash used for investing activities from discontinued operations. In addition, we used $23.0 million for capital expenditures. We spent $20.1 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $0.7 million in our Audio & Media Services segment, primarily related to acquired software and $2.2 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash provided by financing activities of $187.3 million during the three months ended March 31, 2020 primarily resulted from the $350.0 million draw on our ABL Facility, partially offset by the $150.0 million prepayment on our Term Loan Facility.
Cash provided by financing activities was $2.0 million during the three months ended March 31, 2019. Cash used for financing activities from continuing operations of $6.3 million during the three months ended March 31, 2019 primarily resulted from payments on our former debtor-in-possession facility.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of $646.8 million as of March 31, 2020, and cash flow from operations. On March 13, 2020, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $350.0 million principal amount under our $450.0 million ABL Facility as a precautionary measure to preserve iHeartCommunications’ financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic. The proceeds will be available if needed to fund iHeartCommunications’ future working capital requirements or other general corporate purposes. As of March 31, 2020, iHeartCommunications had a facility size of $450.0 million and utilization of $350.0 million outstanding borrowings and $47.3 million outstanding letters of credit, resulting in $52.7 million of availability, such availability being subject to further restrictions contained within the credit agreement governing the ABL Facility. To the extent decreases in our accounts receivable result in the borrowing base decreasing to an amount below the amount drawn, we may be required to make a partial repayment of amounts outstanding under our ABL Facility. While we cannot determine the full extent of COVID-19’s impact on our business at this time, we are monitoring this rapidly evolving situation closely. The challenges that COVID-19 has created for advertisers and consumers has impacted our revenue and has created a business outlook that is less clear in the near term.
We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments, fund capital expenditures and maintain operations in light of the COVID-19 pandemic and other obligations. These other obligations include dividend payments to be due to the investor of preferred stock of iHeart Operations, the terms of which are further described in Note 6, Long-term Debt to our financial statements included herein. We anticipate that we will have approximately $86 million of cash interest payments in the second quarter of 2020 and approximately $258 million of cash interest payments in the remainder of 2020. As a result of certain favorable tax provisions in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, we expect our 2020 cash income tax payments to be insignificant and we expect to be able to defer certain employment taxes into future periods. Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms, including podcasting, networks and live events. Early in the first quarter of 2020, we implemented our modernization initiatives to take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience.
In response to the COVID-19 pandemic, in an effort to further strengthen the Company's financial flexibility and efficiently manage through the period of economic slowdown and uncertainty, the Company is proactively taking the following measures:

•
Substantial reduction in certain operating expenses, such as suspension of new employee hiring, travel and entertainment expenses, 401(k) matching expenses, consulting fees and other discretionary expenses.

•
Reduction in planned capital expenditures to a level that we believe will still enable the Company to make key investments to continue our strategic initiatives related to Smart Audio and Digital, including podcasting.

•	Reduction in compensation for senior management and other employees of the Company, including a 100% reduction of the Company's Chief Executive Officer's annual base salary and bonus.

•	Implementation of a furlough for certain employees that are non-essential at this time.
In addition, as a result of the expected decrease in forecasted revenues as a result of the COVID-19 pandemic, we expect variable expenses including event production costs and sales commissions, as well as other variable compensation, to decrease.
We believe that our cash balance, which includes the additional funds from drawing on our ABL Facility, provides us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations. In addition, none of our long-term debt includes maintenance covenants that could trigger early repayment. We fully appreciate the unprecedented challenges posed by the COVID-19 pandemic, however, we remain confident in our business, our employees and our strategy. We believe that our ability to generate cash flow from operations from our business initiatives and our current cash on hand will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next 12 months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.
On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the credit agreement governing the Term Loan Facility (the “Credit Agreement”)) plus a margin of 2.00% and to modify certain covenants contained in the Credit Agreement.
In connection with the Separation and Reorganization, we entered into the following transactions which may require ongoing capital commitments:
Transition Services Agreement
Pursuant to the Transition Services Agreement between us, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and CCOH, for one year from the Effective Date, we have agreed to provide, CCOH with certain administrative and support services and other assistance which CCOH will utilize in the conduct of its business as such business was conducted prior to the Separation. As of March 31, 2020, most of these services have been successfully transitioned to CCOH. The Company continues to provide certain information systems and other limited support services. CCOH has requested extensions of the term for certain individual services, primarily related to information systems, for one-month periods through June 30, 2020 and may request further one-month extensions of such services up to May 1, 2021.
CCOH may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently. For additional information, see Note 2, Discontinued Operations to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description.
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
The New Tax Matters Agreement requires that iHeartMedia and iHeartCommunications indemnify CCOH and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against certain tax claims related to the Separation. In addition, the New Tax Matters Agreement requires that CCOH indemnify iHeartMedia for certain income taxes paid by iHeartMedia on behalf of CCOH and its subsidiaries.

Sources of Capital
As of March 31, 2020 and December 31, 2019, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	Successor Company
	March 31, 2020	December 31, 2019
Term Loan Facility due 2026(1)	$2,096.0	$2,251.3
Asset-based Revolving Credit Facility due 2023(2)	350.0	—
6.375% Senior Secured Notes due 2026	800.0	800.0
5.25% Senior Secured Notes due 2027	750.0	750.0
4.75% Senior Secured Notes due 2028	500.0	500.0
Other Secured Subsidiary Debt	20.5	21.0
Total Secured Debt	4,516.5	4,322.3

8.375% Senior Unsecured Notes due 2027	1,450.0	1,450.0
Other Subsidiary Debt	6.2	12.5
Long-term debt fees	(19.1)	(19.4)
Total Debt	5,953.6	5,765.4
Less: Cash and cash equivalents	646.8	400.3
	$5,306.8	$5,365.1

(1)
On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the credit agreement) plus a margin of 2.00% and to modify certain covenants contained in the credit agreement.

(2)
On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. As of March 31, 2020, the ABL Facility had a facility size of $450.0 million and $350.0 million of outstanding borrowings and $47.3 million of outstanding letters of credit, resulting in $52.7 million of availability. Amounts available under the ABL Facility are calculated using a borrowing base calculated by reference to our outstanding accounts receivable. To the extent decreases in our accounts receivable result in the borrowing base decreasing to an amount below the amount drawn, we may be required to make a partial repayment of amounts outstanding under our ABL Facility.

For additional information regarding our debt refer to Note 6, Long-Term Debt.

Supplemental Financial Information under Debt Agreements and Certificate of Designation Governing the iHeart Operations Preferred Stock
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three months ended March 31, 2020, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
According to the certificate of designation governing the iHeart Operations Preferred Stock, iHeart Operations is required to provide certain supplemental financial information of iHeart Operations in comparison to the Company and its consolidated subsidiaries.  iHeart Operations and its subsidiaries comprised 90.5% of the Company's consolidated assets as of March 31, 2020. For the three months ended March 31, 2020, iHeart Operations and its subsidiaries comprised 86.0% of the Company's consolidated revenues, respectively.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2020, approximately 42% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2020 would have changed by $5.3 million.
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
Critical Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. There have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2019 except as disclosed in Note 1, Basis of Presentation to our consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the anticipated impacts of the

COVID-19 pandemic on our business, financial position and results of operations, our Rights Plan, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, our business plans, strategies and initiatives, our expectations about certain markets, our expectations regarding our FCC petition for declaratory ruling and our anticipated financial performance and liquidity.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures for advertising;

•	the impact of the COVID-19 pandemic on our business, financial position and results of operations;

•	intense competition including increased competition from alternative media platforms and technologies;

•	dependence upon the performance of on-air talent, program hosts and management as well as maintaining or enhancing our master brand;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	shifts in population and other demographics;

•	the impact of our substantial indebtedness;

•	the impact of future acquisitions, dispositions and other strategic transactions;

•	legislative or regulatory requirements;

•	the impact of legislation or ongoing litigation on music licensing and royalties;

•	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	risks associated with our recent emergence from the Chapter 11 Cases;

•	risks related to our Class A common stock, including our significant number of outstanding warrants;

•	regulations impacting our business and the ownership of our securities; and

•	certain other factors set forth in our other filings with the SEC.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in Internal Control over Financial Reporting
As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020. These changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are involved in a variety of legal proceedings in the ordinary course of business and a large portion of our litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership is in the public interest (the “Foreign Ownership Rule”). Under our Plan of Reorganization, we committed to file a Petition for Declaratory Ruling ("PDR") requesting the FCC to permit up to 100% of the Company's voting and equity to be owned by non-U.S. individuals and entities, but the FCC’s granting our PDR was not a condition to our emergence.
The equity allocation mechanism (“Equity Allocation Mechanism”) set forth in the Plan of Reorganization was intended to enable us to comply with the Foreign Ownership Rule and other FCC ownership restrictions in connection with our emergence. The Equity Allocation Mechanism imposed an obligation on each of the Company's Claimholders to provide written certification sufficient for us to determine whether issuance of common stock to such Claimholder would cause us to violate the Foreign Ownership Rule, and restricted us from issuing common stock to Claimholders such that it would cause us to exceed an aggregate alien ownership or voting percentage of 22.5 percent (the “22.5 Percent Threshold”).
After emerging from bankruptcy, we discovered that a group of Claimholders that had certified to having no foreign ownership or voting control in connection with the Equity Allocation Mechanism had subsequently undergone a separate merger transaction without our knowledge or control. As a result of this merger, these Claimholders’ interests in iHeartMedia (amounting to approximately nine percent of our issued and outstanding Class A common stock) can be voted by a U.S. subsidiary of a foreign parent. We notified the FCC of this development in writing promptly after discovering and confirming it. The FCC responded to our notification on July 9, 2019, indicating that (1) the FCC has not determined that this development is contrary to the public interest, and (2) the FCC has deemed us to be in compliance with the FCC’s foreign ownership reporting rules, pending its decision on our PDR. On July 25, 2019 we filed our PDR. The FCC requested public comment on the PDR, which comment period closed on March 26, 2020.  The FCC subsequently has also referred our PDR to Team Telecom - the interagency federal government group that analyzes requests for national security, law enforcement, and public safety issues.  We cannot predict whether the FCC will issue a ruling granting the PDR, the amount of foreign equity and voting rights any such a ruling will allow us to have, or how long it will take to obtain such a ruling.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), except as discussed below.

The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial position.
In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread around the world, including throughout the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on our businesses and the economy generally, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended;

and demand for many goods and services has fallen. In response to the spread of COVID-19, including shelter-in-place and stay-at-home orders, we implemented a work-from-home policy that remains in place for most of our employees and have restricted on-site activities.

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that have adversely impacted our business, results of operations and financial position. The extend of future disruptions will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, and could result in significantly more severe impacts in the future, including:

•	reduced ad budgets and spend, order cancellations and increased competition for advertising revenue;

•	the effect of the outbreak on our customers and other business partners and vendors;

•	cancellation or postponement of events;

•	increased competition with alternative media platforms and technologies;

•	the inability of customers to pay amounts owed to the Company, or delays in collections of such amounts;

•	additional goodwill or other impairment charges;

•
limitations on our employee resources, including because of work-from-home, stay-at-home and shelter-in-place orders from federal or state governments, employee furloughs, or sickness of employees or their families;

•	diversion of management resources to focus on mitigating the impacts of the COVID-19 pandemic;

•	reduced capital expenditures; and

•	impacts from prolonged remote work arrangements, including increased cybersecurity risks.

We expect that these disruptions will negatively impact our revenue, results of operations and financial position in 2020.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, stay-at-home and shelter-in-place orders, travel restrictions and social distancing throughout the United States, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business, liquidity and financial results will be adversely affected. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which has adversely impacted and may continue to adversely impact our stock price, our ability to access capital markets and our ability to maintain our credit ratings.

Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.
Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors (the “Board”), including, but not limited to, the following:

•
for the first three years following the Effective Date, our Board will be divided into three equal classes, with members of each class elected in different years for different terms, making it impossible for stockholders to change the composition of our entire Board in any given year;

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

In addition, we have adopted a stockholder rights plan that could make it more difficult for a third-party to acquire our Class A common stock, Class B common stock or warrants without the approval of our Board.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	863	$16.61	—	$—
February 1 through February 29	4,102	17.72	—	—
March 1 through March 31	—	—	—	—
Total	4,965	$17.53	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2020 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Second Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia Inc.’s Current Report on Form 8-K filed on May 2, 2019).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

May 7, 2020	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary