Form 10-Q
period 2020-06-30
iHeartMedia, Inc.
filed 2020-08-06
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
Commission File Number
001-38987
IHEARTMEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware		26-0241222
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

20880 Stone Oak Parkway
San Antonio,	Texas	78258
(Address of principal executive offices)		(Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	IHRT	The Nasdaq Stock Market LLC
Series A Preferred Stock Purchase Rights	IHRT	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2020
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	62,229,135
Class B Common Stock, $.001 par value	6,900,475

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	Successor Company
	June 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$517,684	$400,300
Accounts receivable, net of allowance of $26,201 in 2020 and $12,629 in 2019	570,117	902,908
Prepaid expenses	86,003	71,764
Other current assets	35,745	41,376
Total Current Assets	1,209,549	1,416,348
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	819,259	846,876
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,775,723	2,277,735
Other intangibles, net	2,047,954	2,176,540
Goodwill	2,101,657	3,325,622
OTHER ASSETS
Operating lease right-of-use assets	840,797	881,762
Other assets	110,920	96,216

Total Assets	$8,905,859	$11,021,099
CURRENT LIABILITIES
Accounts payable	$114,400	$117,282
Current operating lease liabilities	82,430	77,756
Accrued expenses	138,817	240,151
Accrued interest	71,324	83,768
Deferred revenue	156,047	139,529
Current portion of long-term debt	30,061	8,912
Total Current Liabilities	593,079	667,398
Long-term debt	5,807,061	5,756,504
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2020 and 2019	60,000	60,000
Noncurrent operating lease liabilities	771,013	796,203
Deferred income taxes	539,294	737,443
Other long-term liabilities	69,770	58,110
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	9,123	9,123
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 61,432,341 and 57,776,204 shares in 2020 and 2019, respectively	61	58
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 6,900,195 and 6,904,910 shares in 2020 and 2019, respectively	7	7
Special Warrants, 78,038,412 and 81,046,593 issued and outstanding in 2020 and 2019, respectively	—	—
Additional paid-in capital	2,835,005	2,826,533
Retained earnings (Accumulated deficit)	(1,774,974)	112,548
Accumulated other comprehensive loss	(562)	(750)
Cost of shares (232,623 in 2020 and 128,074 in 2019) held in treasury	(3,018)	(2,078)
Total Stockholders' Equity	1,065,642	2,945,441
Total Liabilities and Stockholders' Equity	$8,905,859	$11,021,099

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,
	2020	2019	2019
Revenue	$487,648	$635,646	$277,674
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	249,866	198,772	98,310
Selling, general and administrative expenses (excludes depreciation and amortization)	261,219	220,231	102,296
Corporate expenses (excludes depreciation and amortization)	26,419	26,818	14,506
Depreciation and amortization	103,347	59,383	14,544
Impairment charges	5,378	—	—
Other operating income (expense), net	(506)	3,246	(127)
Operating income (loss)	(159,087)	133,688	47,891
Interest expense (income), net	81,963	69,711	(400)
Gain on investments, net	1,280	—	—
Equity in loss of nonconsolidated affiliates	(31)	(24)	(59)
Other income (expense), net	(1,258)	(9,157)	150
Reorganization items, net	—	—	9,497,944
Income (loss) from continuing operations before income taxes	(241,059)	54,796	9,546,326
Income tax benefit (expense)	43,742	(16,003)	(100,289)
Income (loss) from continuing operations	(197,317)	38,793	9,446,037
Income from discontinued operations, net of tax	—	—	1,854,677
Net income (loss)	(197,317)	38,793	11,300,714
Less amount attributable to noncontrolling interest	—	—	2,190
Net income (loss) attributable to the Company	$(197,317)	$38,793	$11,298,524
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	292	(328)	(3,493)
Other comprehensive income (loss), net of tax	292	(328)	(3,493)
Comprehensive income (loss)	(197,025)	38,465	11,295,031
Less amount attributable to noncontrolling interest	—	—	(788)
Comprehensive income (loss) attributable to the Company	$(197,025)	$38,465	$11,295,819
Net income (loss) attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$(1.35)	$0.27	$110.28
From discontinued operations	—	—	21.63
Basic net income (loss) per share	$(1.35)	$0.27	$131.91
Weighted average common shares outstanding - Basic	145,963	145,275	85,652
Diluted net income (loss) per share
From continuing operations	$(1.35)	$0.27	$110.28
From discontinued operations	—	—	21.63
Diluted net income (loss) per share	$(1.35)	$0.27	$131.91
Weighted average common shares outstanding - Diluted	145,963	145,298	85,652

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Revenue	$1,268,282	$635,646	$1,073,471
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	551,498	198,772	381,184
Selling, general and administrative expenses (excludes depreciation and amortization)	605,360	220,231	427,230
Corporate expenses (excludes depreciation and amortization)	66,368	26,818	53,647
Depreciation and amortization	200,115	59,383	52,834
Impairment charges	1,733,235	—	91,382
Other operating income (expense), net	(1,572)	3,246	(154)
Operating income (loss)	(1,889,866)	133,688	67,040
Interest expense (income), net	172,052	69,711	(499)
Loss on investments, net	(8,675)	—	(10,237)
Equity in loss of nonconsolidated affiliates	(595)	(24)	(66)
Other income (expense), net	(9,118)	(9,157)	23
Reorganization items, net	—	—	9,461,826
Income (loss) from continuing operations before income taxes	(2,080,306)	54,796	9,519,085
Income tax benefit (expense)	194,253	(16,003)	(39,095)
Income (loss) from continuing operations	(1,886,053)	38,793	9,479,990
Income from discontinued operations, net of tax	—	—	1,685,123
Net income (loss)	(1,886,053)	38,793	11,165,113
Less amount attributable to noncontrolling interest	—	—	(19,028)
Net income (loss) attributable to the Company	$(1,886,053)	$38,793	$11,184,141
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	188	(328)	(1,175)
Other comprehensive income (loss), net of tax	188	(328)	(1,175)
Comprehensive income (loss)	(1,885,865)	38,465	11,182,966
Less amount attributable to noncontrolling interest	—	—	2,784
Comprehensive income (loss) attributable to the Company	$(1,885,865)	$38,465	$11,180,182
Net income (loss) attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$(12.94)	$0.27	$109.92
From discontinued operations	—	—	19.76
Basic net income (loss) per share	$(12.94)	$0.27	$129.68
Weighted average common shares outstanding - Basic	145,788	145,275	86,241
Diluted net income (loss) per share
From continuing operations	$(12.94)	$0.27	$109.92
From discontinued operations	—	—	19.76
Diluted net income (loss) per share	$(12.94)	$0.27	$129.68
Weighted average common shares outstanding - Diluted	145,788	145,298	86,241

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2020 (Successor)	59,930,396	6,899,611	78,919,386	$9,123	$67	$2,830,788	$(1,577,657)	$(854)	$(2,165)	$1,259,302
Net loss				—	—	—	(197,317)	—	—	(197,317)
Vesting of restricted stock and other	624,537			—	1	(23)	—	—	(853)	(875)
Share-based compensation				—	—	4,240	—	—	—	4,240
Conversion of Special Warrants to Class A and Class B Shares	877,263	729	(877,992)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	145	(145)		—	—	—	—	—	—	—
Cancellation of Special Warrants			(2,982)	—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	292	—	292
Balances at June 30, 2020 (Successor)	61,432,341	6,900,195	78,038,412	$9,123	$68	$2,835,005	$(1,774,974)	$(562)	$(3,018)	$1,065,642

(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)						Controlling Interest
	Common Shares(1)				Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares	Special Warrants							Total
Balances at March 31, 2019 (Predecessor)	32,247,361	555,556	58,967,502	—	$11,437	$92	$2,075,025	$(13,330,821)	$(319,284)	$(2,562)	$(11,566,113)
Net income					2,190	—	—	11,298,524	—	—	11,300,714
Non-controlling interest - Separation					(13,199)	—	—	—	—	—	(13,199)
Accumulated other comprehensive loss - Separation					—	—	—	—	307,813	—	307,813
Issuance of restricted stock					132	—	—	—	—	—	132
Forfeitures of restricted stock	(64,750)				—	—	—	—	—	—	—
Share-based compensation					—	—	1,635	—	—	—	1,635
Share-based compensation - discontinued operations					614	—	—	—	—	—	614
Other					—	—	—	—	1	—	1
Other comprehensive loss					(788)	—	—	—	(2,705)	—	(3,493)
Cancellation of Predecessor equity	(32,182,611)	(555,556)	(58,967,502)		(386)	(92)	(2,076,660)	2,059,998	14,175	2,562	(403)
Issuance of Successor common stock and warrants	56,861,941	6,947,567		81,453,648	8,943	64	2,770,108	(27,701)	—	—	2,751,414
Balances at May 1, 2019 (Predecessor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115

Balances at May 2, 2019 (Successor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115
Net income					—	—	—	38,793	—	—	38,793
Vesting of restricted stock	11,841				—	—	—	—	—	—	—
Share-based compensation					—	—	3,039	—	—	—	3,039
Dividends declared					(571)	—	—	—	—	—	(571)
Other comprehensive loss					—	—	—	—	(328)	—	(328)
Balances at June 30, 2019 (Successor)	56,873,782	6,947,567	—	81,453,648	$8,372	$64	$2,773,147	$38,793	$(328)	$—	$2,820,048

(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019. The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2019.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019 (Successor)	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				—	—	—	(1,886,053)	—	—	(1,886,053)
Vesting of restricted stock and other	646,223			—	3	(25)	—	—	(940)	(962)
Share-based compensation				—	—	8,497	—	—	—	8,497
Conversion of Special Warrants to Class A Shares and Class B Shares	3,003,854	1,345	(3,005,199)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	6,060	(6,060)		—	—	—	—	—	—	—
Cancellation of Special Warrants			(2,982)	—	—	—	—	—	—	—
Other				—	—	—	(1,469)	—	—	(1,469)
Other comprehensive income				—	—	—	—	188	—	188
Balances at June 30, 2020 (Successor)	61,432,341	6,900,195	78,038,412	$9,123	$68	$2,835,005	$(1,774,974)	$(562)	$(3,018)	$1,065,642

(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020 or 2019.

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

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Cash flows from operating activities:
Net income (loss)	$(1,886,053)	$38,793	$11,165,113
Income from discontinued operations	—	—	(1,685,123)
Reconciling items:
Impairment charges	1,733,235	—	91,382
Depreciation and amortization	200,115	59,383	52,834
Deferred taxes	(197,689)	13,056	115,839
Provision for doubtful accounts	18,210	3,081	3,268
Amortization of deferred financing charges and note discounts, net	1,033	216	512
Non-cash Reorganization items, net	—	—	(9,619,236)
Share-based compensation	8,497	3,039	498
(Gain) Loss on disposal of operating and other assets	426	(3,960)	(143)
Loss on investments	8,675	—	10,237
Equity in loss of nonconsolidated affiliates	595	24	66
Barter and trade income	(5,244)	(1,934)	(5,947)
Other reconciling items, net	887	73	(65)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	314,515	(108,613)	117,263
Increase in prepaid expenses and other current assets	(12,720)	(14,773)	(24,044)
Increase in other long-term assets	(654)	(1,591)	(7,098)
Increase (decrease) in accounts payable and accrued expenses	(90,103)	21,001	(156,885)
Increase (decrease) in accrued interest	(12,099)	69,294	256
Increase in deferred income	8,281	4,745	13,377
Increase (decrease) in other long-term liabilities	13,002	1,367	(79,609)
Cash provided by (used in) operating activities from continuing operations	102,909	83,201	(7,505)
Cash used for operating activities from discontinued operations	—	—	(32,681)
Net cash provided by (used in) operating activities	102,909	83,201	(40,186)
Cash flows from investing activities:
Purchases of investments	(9,964)	(500)	(226)
Purchases of property, plant and equipment	(39,546)	(17,435)	(36,197)
Change in other, net	(1,171)	148	(2,355)
Cash used for investing activities from continuing operations	(50,681)	(17,787)	(38,778)
Cash used for investing activities from discontinued operations	—	—	(222,366)
Net cash used for investing activities	(50,681)	(17,787)	(261,144)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	350,000	—	269
Payments on long-term debt and credit facilities	(283,335)	—	(8,294)
Proceeds from Mandatorily Redeemable Preferred Stock	—	—	60,000
Settlement of intercompany related to discontinued operations	—	—	(159,196)
Change in other, net	(1,153)	(684)	(5)
Cash provided by (used for) financing activities from continuing operations	65,512	(684)	(107,226)
Cash provided by financing activities from discontinued operations	—	—	51,669
Net cash provided by (used for) financing activities	65,512	(684)	(55,557)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(325)	11	562
Net increase (decrease) in cash, cash equivalents and restricted cash	117,415	64,741	(356,325)
Cash, cash equivalents and restricted cash at beginning of period	411,618	74,009	430,334
Cash, cash equivalents and restricted cash of continuing operations at end of period	$529,033	$138,750	$74,009
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$185,364	$430	$137,042
Cash paid for income taxes	1,745	1,549	22,092
Cash paid for Reorganization items, net	443	13,049	183,291
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
The Company’s reportable segments are:
▪Audio, which provides media and entertainment services via broadcast and digital delivery, and also includes the Company’s events and national syndication businesses and
▪Audio & Media Services, which provides other audio and media services, including the Company’s media representation business, Katz Media Group (“Katz Media”) and the Company's provider of scheduling and broadcast software, Radio Computing Services (“RCS”).
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
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. On March 26, 2020, the Company announced that it was withdrawing its previously issued financial guidance for the fiscal year ending December 31, 2020 due to heightened uncertainty related to COVID-19. In addition, iHeartCommunications borrowed $350.0 million principal amount under its $450.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) as a precautionary measure to preserve iHeartCommunications’ financial flexibility in light of this uncertainty. In the second quarter of 2020, the Company repaid $115.0 million of the amounts borrowed under the ABL Facility. As of June 30, 2020, the ABL Facility had a borrowing base of $289.4 million and utilization of $235.0 million in outstanding borrowings and $41.2 million of outstanding letters of credit, resulting in $13.2 million of availability, such availability being subject to further restrictions contained within the credit agreement governing the ABL Facility.
In July 2020, iHeartCommunications issued $450.0 million of incremental term loans pursuant to an amendment (the “Amendment No. 2”) to the credit agreement (as amended, the “Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A., as administrative agent, governing the Company’s $2.5 billion aggregate principal amount of senior secured term loans (the “Term Loan Facility”) and used a portion of the proceeds to repay the $235.0 million outstanding balance under the ABL Facility. The remaining proceeds will be available if needed to fund iHeartCommunications' future working capital requirements or other general corporate purposes.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company's revenue in the latter half of the month ended March 31, 2020 and in the three months ended June 30, 2020 was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact.

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
As of June 30, 2020, the Company had approximately $517.7 million in cash, which includes the $235.0 million borrowed under the ABL Facility that was subsequently repaid in July 2020 using the proceeds of the $450.0 million issuance of incremental term loans.  While the Company expects COVID-19 to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on the plans that the Company has put in place, it expects to be able to meet its obligations as they become due over the coming year.

As a result of uncertainty related to COVID-19 and its negative impact on the Company's business and the public trading values of its debt and equity, the Company was required to perform interim impairment tests on its long-lived assets, intangible assets and indefinite-lived intangible assets as of March 31, 2020. The interim impairment tests resulted in a non-cash impairment of the Company's Federal Communication Commission (“FCC”) licenses of $502.7 million and a non-cash impairment charge of $1.2 billion to reduce goodwill.
Based on management’s forecasted future cash flows and assessment of market values of the Company’s debt and equity securities, market interest rates affecting the Company’s weighted average cost of capital (“WACC”) and other economic factors, additional interim impairment testing of the Company's intangible assets and indefinite-lived intangible was not required as of June 30, 2020. For more information, see Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill.
Voluntary Filing under Chapter 11
As previously disclosed, on March 14, 2018, the Company, iHeartCommunications, Inc. ("iHeartCommunications") and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). On April 28, 2018, the Company and the other Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement with the Bankruptcy Court. On January 22, 2019, the Plan of Reorganization was confirmed by the Bankruptcy Court. On May 1, 2019 (the “Effective Date”), the Company emerged from Chapter 11 and effectuated a series of transactions through which Clear Channel Outdoor Holdings, Inc. ("CCOH"), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “Separation”). All of the Company's equity existing as of the Effective Date was canceled on such date pursuant to the Plan of Reorganization.
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
During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2019 related

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to the Chapter 11 Cases, including professional fees incurred directly as a result of the Chapter 11 Cases are recorded as Reorganization items, net in the Predecessor period.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2020 presentation. In the first quarter of 2020, in connection with a reorganization of the Company’s management structure after the Separation and emergence from the Chapter 11 cases, the Company reevaluated the classification of certain expenses to determine whether such expenses should be included within Direct operating expenses, Selling, general & administrative (“SG&A”) expenses or Corporate expenses. As a result, certain expenses were reclassified from Corporate expenses to Direct operating or SG&A expenses. In addition, certain expenses were reclassified from SG&A expenses to Direct operating expenses. The reclassifications had no impact on the Company's Operating Income (Loss) or Net Income (Loss). Accordingly, the Company recast the corresponding amounts in the prior period to conform to the current expense classifications. The corresponding current and prior period segment disclosures were recast to reflect the current expense classifications. See Note 10, Segment Data.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	Successor Company
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$517,684	$400,300
Restricted cash included in:
Other current assets	11,349	11,318
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$529,033	$411,618
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Upon adoption, the Company recognized a $1.5 million cumulative-effect adjustment to opening retained earnings to reflect expected credit losses in relation to notes receivable held by the Company. In addition, the Company evaluated the potential impact of the COVID-19 pandemic on the collectability of its notes receivable from third-parties. To develop an estimate of the present value of expected cash flows of notes receivable, the Company used a probability-weighted discounted cash flow model. As a result of this analysis, the Company recognized an additional credit loss reserve against available-for-sale debt securities of $5.6 million, which was recognized within Loss on investments, net in the Company's Statement of Comprehensive Loss for the six months ended June 30, 2020. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses

The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The Company early adopted this standard, which did not have significant impact on our financial position, results of operations or cash flows.

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

NOTE 2 - DISCONTINUED OPERATIONS
Discontinued operations relate to our domestic and international outdoor advertising businesses and were previously reported as the Americas outdoor and International outdoor segments prior to the Separation. Revenue, expenses and cash flows for these businesses are separately reported as Income from discontinued operations, net of tax and cash flows from discontinued operations in the Company's financial statements for all periods presented.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Financial Information for Discontinued Operations

Income Statement Information

The following shows the revenue and income (loss) from discontinued operations and gain on disposal of the Predecessor Company's discontinued operations for the periods presented:

(In thousands)	Predecessor Company
	Period from April 1, 2019 through May 1,	Period from January 1, 2019 through May 1,
	2019	2019
Revenue	$217,450	$804,566

Loss from discontinued operations before income taxes	$(21,684)	$(133,475)
Income tax benefit (expense)	50,830	(6,933)
Income (loss) from discontinued operations, net of taxes	$29,146	$(140,408)

Gain on disposals before income taxes	$1,825,531	$1,825,531
Income tax expense	—	—
Gain on disposals, net of taxes	$1,825,531	$1,825,531

Income from discontinued operations, net of taxes	$1,854,677	$1,685,123

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
The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount, number of users of a service or other factors. As of June 30, 2020, most of these services have been successfully transitioned to CCOH. CCOH has requested extensions of the term for certain individual services, primarily related to information systems, for one-month periods through August 31, 2020 and may request further one-month extensions of such services up to May 1, 2021.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 – REVENUE
Disaggregation of Revenue
The following table shows revenue streams for the Successor Company for the periods presented:

Successor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Three Months Ended June 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$244,035	$—	$—	$244,035
Digital(2)	93,227	—	—	93,227
Networks(3)	96,330	—	—	96,330
Sponsorship and Events(4)	14,809	—	—	14,809
Audio and Media Services(5)	—	39,251	(1,779)	37,472
Other(6)	1,544	—	(168)	1,376
Total	449,945	39,251	(1,947)	487,249
Revenue from leases(7)	399	—	—	399
Revenue, total	$450,344	$39,251	$(1,947)	$487,648

Period from May 2, 2019 through June 30, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$390,540	$—	$—	$390,540
Digital(2)	64,238	—	—	64,238
Networks(3)	105,426	—	—	105,426
Sponsorship and Events(4)	31,790	—	—	31,790
Audio and Media Services(5)	—	40,537	(1,009)	39,528
Other(6)	3,957	—	(112)	3,845
Total	595,951	40,537	(1,121)	635,367
Revenue from leases(7)	279	—	—	279
Revenue, total	$596,230	$40,537	$(1,121)	$635,646

Six Months Ended June 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$705,695	$—	$—	$705,695
Digital(2)	186,003	—	—	186,003
Networks(3)	230,907	—	—	230,907
Sponsorship and Events(4)	44,157	—	—	44,157
Audio and Media Services(5)	—	99,478	(3,590)	95,888
Other(6)	5,103	—	(335)	4,768
Total	1,171,865	99,478	(3,925)	1,267,418
Revenue from leases(7)	864	—	—	864
Revenue, total	$1,172,729	$99,478	$(3,925)	$1,268,282

(1)Broadcast Radio revenue is generated through the sale of advertising time on the Company’s domestic radio stations.
(2)Digital revenue is generated through the sale of streaming and display advertisements on digital platforms, subscriptions to iHeartRadio streaming services, podcasting and the dissemination of other digital content.
(3)Networks revenue is generated through the sale of advertising on the Company’s Premiere and Total Traffic & Weather network programs and through the syndication of network programming to other media companies.
(4)Sponsorship and events revenue is generated through local events and major nationally-recognized tent pole events and include sponsorship and other advertising revenue, ticket sales, and licensing, as well as endorsement and appearance fees generated by on-air talent.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5)Audio and media services revenue is generated by services provided to broadcast industry participants through the Company’s Katz Media and RCS businesses. As a media representation firm, Katz Media generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast and webcast software and technology and services to radio stations, television music channels, cable companies, satellite music networks and Internet stations worldwide.
(6)Other revenue represents fees earned for miscellaneous services, including on-site promotions, activations, and local marketing agreements.
(7)Revenue from leases is primarily generated by the lease of towers to other media companies, which are all categorized as operating leases.

The following table shows revenue streams from continuing operations for the Predecessor Company. The presentation of amounts in the Predecessor period has been revised to conform to the Successor period presentation.

Predecessor Company
(In thousands)	Audio(1)	Audio and Media Services(1)	Eliminations	Consolidated
Period from April 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio	170,632	$—	$—	$170,632
Digital	26,840	—	—	26,840
Networks	50,889	—	—	50,889
Sponsorship and Events	10,617	—	—	10,617
Audio and Media Services	—	17,970	(701)	17,269
Other	1,197	—	(56)	1,141
Total	260,175	17,970	(757)	277,388
Revenue from leases	286	—	—	286
Revenue, total	$260,461	$17,970	$(757)	$277,674

Period from January 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio	$657,864	$—	$—	$657,864
Digital	102,789	—	—	102,789
Networks	189,088	—	—	189,088
Sponsorship and Events	50,330	—	—	50,330
Audio and Media Services	—	69,362	(2,325)	67,037
Other	5,910	—	(243)	5,667
Total	1,005,981	69,362	(2,568)	1,072,775
Revenue from leases	696	—	—	696
Revenue, total	$1,006,677	$69,362	$(2,568)	$1,073,471
(1)Due to a re-evaluation of the Company’s internal segment reporting upon the effectiveness of the Plan of Reorganization, the Company’s RCS business is included in the Audio & Media Services results for all periods presented.

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

	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Trade and barter revenues	$19,753	$29,699	$10,349
Trade and barter expenses	17,075	28,023	8,474

	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Trade and barter revenues	$72,431	$29,699	$65,934
Trade and barter expenses	72,073	28,023	58,330
The Successor Company recognized barter revenue of $0.2 million, $1.9 million and $5.2 million in the three months ended June 30, 2020, the period from May 2, 2019 through June 30, 2019 and the six months ended June 30, 2020, respectively, in connection with investments made in companies in exchange for advertising services. The Predecessor Company recognized barter revenue of $0.9 million and $5.9 million in the period from April 1, 2019 through May 1, 2019 and the period from January 1, 2019 through May 1, 2019, respectively, in connection with investments made in companies in exchange for advertising services.

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers, excluding discontinued operations:

	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Deferred revenue from contracts with customers:
Beginning balance(1)	$175,321	$151,475	$155,114
Impact of fresh start accounting	—	298	—
Revenue recognized, included in beginning balance	(59,155)	(59,018)	(43,172)
Additions, net of revenue recognized during period, and other	61,864	66,997	39,533
Ending balance	$178,030	$159,752	$151,475

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Deferred revenue from contracts with customers:
Beginning balance(1)	$162,068	$151,475	$148,720
Impact of fresh start accounting	—	298	—
Revenue recognized, included in beginning balance	(76,053)	(59,018)	(76,473)
Additions, net of revenue recognized during period, and other	92,015	66,997	79,228
Ending balance	$178,030	$159,752	$151,475
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2020, the Company expects to recognize $226.6 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
Revenue from Leases
As of June 30, 2020, the future lease payments to be received by the Successor Company are as follows:

(In thousands)
2020	$774
2021	1,259
2022	860
2023	795
2024	695
Thereafter	10,021
Total	$14,404

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company tests for impairment of right of use assets whenever events and circumstances indicate that such assets might be impaired. During the three months ended June 30, 2020, the Company recognized a non-cash impairment charge of $5.4 million related to a decision by management to abandon and sublease one of its operating leases.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1
(In thousands)	2020	2019	2019
Cash paid for amounts included in measurement of operating lease liabilities	$64,940	$23,400	$44,888
Lease liabilities arising from obtaining right-of-use assets(1)	$18,047	$3,194	$913,598

(1) Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during the six months ended June 30, 2020 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor) and the period from May 2, 2019 through June 30, 2019 (Successor).
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2020 and December 31, 2019, respectively:

(In thousands)	Successor Company
	June 30, 2020	December 31, 2019
Land, buildings and improvements	$388,096	$385,017
Towers, transmitters and studio equipment	160,955	156,739
Furniture and other equipment	390,680	361,527
Construction in progress	28,624	21,287
	968,355	924,570
Less: accumulated depreciation	149,096	77,694
Property, plant and equipment, net	$819,259	$846,876

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
In estimating the fair value of its FCC licenses, the Company obtained the most recent broadcast radio industry revenue projections which consider the impact of COVID-19 on future broadcast radio advertising revenue. Such projections reflect a significant and negative impact from COVID-19. In addition to using these broadcast radio industry revenue projections, the Company used various sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of March 31, 2020. As a result of COVID-19, the United States economy is undergoing a period of economic disruption and uncertainty, which has caused, among other things, lower consumer and business spending. The uncertainty surrounding the demand for advertising negatively impacted the key assumptions used in the discounted cash flow models used to value the Company's FCC licenses. Considerations in developing these assumptions included the extent of the economic downturn, ranges of expected timing of recovery, discount rates and other factors. As a result of the Company’s assessment the estimated fair value of FCC licenses was determined to be below their carrying values as of March 31, 2020. As a result, during the three months ended March 31, 2020, the Successor Company recognized a non-cash impairment charge of $502.7 million on its FCC licenses.
Based on management’s forecasted future cash flows and assessment of market values of the Company’s debt and equity securities, market interest rates affecting the Company’s WACC and other economic factors, no additional interim impairment charge to the Company's indefinite-lived intangible was required as of June 30, 2020.
During the six months ended June 30, 2019, the Predecessor Company recognized non-cash impairment charges of $91.4 million in relation to indefinite-lived FCC licenses as a result of an increase in the weighted average cost of capital used in performing the annual impairment test.
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
The Company applied fresh start accounting as of May 1, 2019 in connection with its emergence from Chapter 11 bankruptcy which required stating the Company’s intangible assets at estimated fair value. Such fair values recorded in fresh start accounting reflected the economic conditions in place at the time of emergence. The economic downturn in March 2020 and the COVID-19 pandemic had an adverse impact on the Company's first quarter 2020 results, and the continuing uncertainty surrounding the duration and magnitude of the economic impact of the pandemic has had a negative impact on the Company's forecasted future cash flows. As a result, the Company performed interim impairment tests as of March 31, 2020 on its other intangible assets. Based on the Company’s test of recoverability using estimated undiscounted future cash flows, the carrying values of the Company’s definite-lived intangible assets were determined to be recoverable, and no impairment was recognized.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2020 and December 31, 2019, respectively:

(In thousands)	Successor Company
	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,625,376	(199,991)	1,629,236	(114,280)
Talent and other contracts	375,400	(59,026)	375,399	(33,739)
Trademarks and tradenames	321,977	(37,907)	321,977	(21,661)
Other	25,251	(3,126)	21,394	(1,786)
Total	$2,348,004	$(300,050)	$2,348,006	$(171,466)
Total amortization expense related to definite-lived intangible assets for the Successor Company for the three months ended June 30, 2020, the period from May 2, 2019 through June 30, 2019 and the six months ended June 30, 2020 was $64.3 million, $42.5 million and $128.6 million, respectively. Total amortization expense related to definite-lived intangible assets for the Predecessor Company for the period from April 1, 2019 through May 1, 2019 and the period from January 1, 2019 through May 1, 2019 was $3.0 million and $12.7 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2021	$256,650
2022	255,870
2023	247,517
2024	246,827
2025	209,042

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2018 (Predecessor)	$3,330,922	$81,831	$3,412,753
Acquisitions	—	2,767	2,767
Foreign currency	—	(28)	(28)
Balance as of May 1, 2019 (Predecessor)	$3,330,922	$84,570	$3,415,492
Impact of fresh start accounting	(111,712)	19,585	(92,127)

Balance as of May 2, 2019 (Successor)	$3,219,210	$104,155	$3,323,365
Acquisitions	4,637	—	4,637
Dispositions	(9,466)	—	(9,466)
Foreign currency	—	(1)	(1)
Other	7,087	—	7,087
Balance as of December 31, 2019 (Successor)	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Acquisitions	404	—	404
Foreign currency	—	5	5
Balance as of June 30, 2020 (Successor)	$1,997,498	$104,159	$2,101,657
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
As discussed above, the carrying values of the Company’s reporting units were based on estimated fair values determined upon our emergence from bankruptcy on May 1, 2019, and the rapid deterioration in economic conditions resulting from the COVID-19 pandemic resulted in lower estimated fair values determined in connection with our interim goodwill impairment testing as of March 31, 2020. The estimated fair value of one of the Company's reporting units was below its carrying value, including goodwill. The macroeconomic factors discussed above had an adverse effect on the Company's estimated cash flows used in the discounted cash flow model. As a result, the Company recognized a non-cash impairment charge of $1.2 billion in the first quarter of 2020 to reduce goodwill. The macroeconomic factors discussed above had an adverse effect on the Company's estimated cash flows used in the discounted cash flow model.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Based on management’s forecasted future cash flows and assessment of market values of the Company’s debt and equity securities, market interest rates affecting the Company’s WACC and other economic factors, no additional interim impairment charge to the Company's reporting units was required as of June 30, 2020.
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

NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding for the Successor Company as of June 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	Successor Company
	June 30, 2020	December 31, 2019
Term Loan Facility due 2026(1)(4)	$2,090,765	$2,251,271
Asset-based Revolving Credit Facility due 2023(2)(4)	235,000	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(3)	23,632	20,992
Total consolidated secured debt	4,399,397	4,322,263

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	6,312	12,581
Long-term debt fees	(18,587)	(19,428)
Total debt	5,837,122	5,765,416
Less: Current portion	30,061	8,912
Total long-term debt	$5,807,061	$5,756,504
(1)On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the Credit Agreement) plus a margin of 2.00% and to modify certain covenants contained in the Credit Agreement.
(2)On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. During the three months ended June 30, 2020, iHeartCommunications voluntarily repaid $115.0 million principal amount drawn under the ABL Facility. As of June 30, 2020, the ABL Facility had a borrowing base of $289.4 million and $235.0 million of outstanding borrowings and $41.2 million of outstanding letters of credit, resulting in $13.2 million of availability. Amounts available under the ABL Facility are calculated using a borrowing base calculated by reference to our outstanding accounts receivable. To the extent decreases in our accounts receivable result in the borrowing base decreasing to an amount below the amount drawn, we may be required to make a partial repayment of amounts outstanding under our ABL Facility.
(3)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2021 through 2045.
(4)On July 16, 2020, iHeartCommunications issued $450.0 million of incremental term loans under the Amendment No. 2, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding on the Company's ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.

The Successor Company’s weighted average interest rate was 5.3% and 6.4% as of June 30, 2020 and December 31, 2019, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.5 billion and $6.1 billion as of June 30, 2020 and December 31, 2019, respectively. The trading value of the Company’s publicly traded debt decreased significantly in March 2020 as a result of the market’s reaction to COVID-19. While trading values have increased as of June 30, 2020 and the date of this filing, prices have not fully recovered to levels

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
prior to the initial impact of COVID-19. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Successor Company’s debt is classified as either Level 1 or Level 2.
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
On July 16, 2020, iHeartCommunications entered into Amendment No. 2 to issue $450.0 million of incremental term loan commitments, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. The incremental term loans issued pursuant to Amendment No. 2 have an interest rate of 4.00% for Eurocurrency Rate Loans and 3.00% for Base Rate Loans (subject to a LIBOR floor of 0.75% and Base Rate floor of 1.75%). Amendment No. 2 also modifies certain other provisions of the Credit Agreement.
In connection with the Term Loan Facility amendment in February 2020, iHeartCommunications also prepaid at par $150.0 million of borrowings outstanding under the Term Loan Facility with cash on hand. Under the terms of the Credit Agreement, iHeartCommunications made quarterly payments of $5.25 million during each of the three months ended March 31, 2020 and three months ended June 30, 2020. Under the terms of Amendment No. 2, iHeartCommunications is required to make quarterly payments of $6.4 million beginning in the third quarter of 2020.
Mandatorily Redeemable Preferred Stock
On the Effective Date, in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of June 30, 2020, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. As further described below, the iHeart Operations Preferred Stock is mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the three and six months ended June 30, 2020 the Company recognized $2.4 million and $4.2 million of interest expense related to dividends on mandatorily redeemable preferred stock.
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
Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2020, the Successor Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $19.8 million and $41.2 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
After emerging from bankruptcy, the Company discovered that a group of Claimholders that had certified to having no foreign ownership or voting control in connection with the Equity Allocation Mechanism had subsequently undergone a separate merger transaction without our knowledge or control. As a result of this merger, these Claimholders’ interests in iHeartMedia (amounting to approximately nine percent of the Company's issued and outstanding Class A common stock) can be voted by a U.S. subsidiary of a foreign parent. The Company notified the FCC of this development in writing promptly after discovering and confirming it. The FCC responded to the Company's notification on July 9, 2019, indicating that (1) the FCC has not determined that this development is contrary to the public interest, and (2) the FCC has deemed the Company to be in compliance with the FCC’s foreign ownership reporting rules, pending its decision on the Company's PDR. On July 25, 2019 the Company filed the PDR. The FCC requested public comment on the PDR, which comment period closed on March 26, 2020.  The FCC subsequently referred the PDR to Team Telecom - the interagency federal government group that analyzes requests for national security, law enforcement, and public safety issues. On June 29, 2020, Team Telecom indicated its consent to the grant by the FCC of the PDR.  The Company cannot predict whether the FCC will issue a ruling granting the PDR, the amount of foreign equity and voting rights any such a ruling will allow us to have, or how long it will take to obtain such a ruling.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) from continuing operations for the three and six months ended June 30, 2020 (Successor) the period from May 2, 2019 through June 30, 2019 (Successor), the period from April 1, 2019 through May 1, 2019 (Predecessor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively, consisted of the following components:

(In thousands)	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,
	2020	2019	2019
Current tax benefit (expense)	$(1,731)	$(2,947)	$6,950
Deferred tax benefit (expense)	45,473	(13,056)	(107,239)
Income tax benefit (expense)	$43,742	$(16,003)	$(100,289)

(In thousands)	Successor Company		Predecessor Company
	Six Months Ended June 30, 2020	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Current tax benefit (expense)	$(3,436)	$(2,947)	$76,744
Deferred tax benefit (expense)	197,689	(13,056)	(115,839)
Income tax benefit (expense)	$194,253	$(16,003)	$(39,095)

The effective tax rate from continuing operations for the Successor Company for the three and six months ended June 30, 2020 was 18.1% and 9.3%, respectively. The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the impairment charges to non-deductible goodwill discussed in Note 1. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.
The effective tax rate for the Successor Company for the Period from May 2, 2019 through June 30, 2019 was 29.2%. The effective tax rate for continuing operations of the Predecessor Company for Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) was 1.1% and 0.4%, respectively. The income tax expense for the Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.

On March 27, 2020 the CARES Act, which included numerous tax provisions, was signed into law.  While the Company is continuing to evaluate the impact of the enacted tax provisions as additional guidance is provided, upon the Company's initial review the provision with the most significant impact on the Company’s income taxes is the increase to the Section 163(j) interest deduction limitation and the ability to elect to use the Company’s 2019 Adjusted Taxable Income (as defined under Section 163(j)) for purposes of calculating the 2020 Section 163(j) limitation. There were several other tax provisions included in the CARES Act allowing companies more flexibility in carrying back net operating losses generated in 2018, 2019 or 2020,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
temporarily eliminating the provision limiting net operating losses utilization to 80% of taxable income and the acceleration of refunds available from alternative minimum tax credits.  The Company does not expect to benefit from any of these provisions.  In addition to the income tax provisions mentioned above, the CARES Act also included provisions impacting employment taxes allowing companies to defer the payment of the employee portion of certain employment taxes that would be due from the enactment date through January 1, 2021.  The amounts deferred are due fifty percent by December 31, 2021 and fifty percent by December 31, 2022.  The Company has deferred $11.3 million in employment taxes as of June 30, 2020. In addition, the CARES Act included a provision providing an Employee Retention tax credit, which would offset employment taxes, for qualified companies and wages.  The Company has recorded approximately $0.7 million in credits during the period ended June 30, 2020.

NOTE 9 – STOCKHOLDER'S EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan, the Company has granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Share-based Compensation
Share-based compensation expenses are recorded in corporate expenses and were $4.2 million, $3.0 million and $8.8 million for the Successor Company for three months ended June 30, 2020, the period from May 2, 2019 through June 30, 2019 and the six months ended June 30, 2020, respectively. Share-based compensation expenses for the Predecessor Company were $0.1 million and $0.5 million for the period from April 1, 2019 through May 1, 2019 and the period from January 1, 2019 through May 1, 2019, respectively.
As of June 30, 2020, there was $48.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3 years.
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
The following table presents the Successor Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of June 30, 2020:

June 30, 2020
(Unaudited)
Successor Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	61,432,341
Successor Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	6,900,195
Successor Special Warrants	78,038,412
Total Successor Class A Common Stock, Class B Common Stock and Special Warrants issued	146,370,948
During the three and six months ended June 30, 2020, stockholders converted 145 and 6,060 shares of the Class B common stock into Class A common stock, respectively.
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Successor Class A common stock or Successor Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Successor Company's outstanding Class A common stock, (b) more than 22.5 percent of the Successor Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the  Company exceeding any foreign ownership threshold set by the FCC pursuant to a declaratory ruling or specific approval requirement or (d) the Company violating any provision of the Communications Act or restrictions

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.  The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest.  As described further in Note 7 above, on July 25, 2019, the Company filed a PDR requesting FCC consent to exceed the 25 percent foreign ownership and voting benchmarks that currently apply to us, on which the FCC has requested public comment.  The public comment period closed on March 26, 2020.  The FCC referred our PDR to Team Telecom - the interagency federal government group that analyzes requests for national security, law enforcement, and public safety issues.  On June 29, 2020, Team Telecom indicated its consent to the grant by the FCC of the PDR. We cannot predict whether the FCC will issue a ruling granting the PDR, the amount of foreign equity and voting rights any such a ruling will allow us to have, or how long it will take to obtain such a ruling.

During the three and six months ended June 30, 2020, stockholders exercised 877,263 and 3,003,854 Special Warrants for an equivalent number of shares of Class A common stock, respectively. During the three and six months ended June 30, 2020, stockholders exercised 729 and 1,345 Special Warrants for an equivalent number of shares of Class B common stock, respectively.
Stockholder Rights Plan
On May 5, 2020, the Company’s Board of Directors (the “Board”) approved the adoption of a short-term stockholder rights plan (the “Stockholder Rights Plan”) in order to protect the best interests of all Company stockholders during the current period of high equity-market volatility and price disruption.

Pursuant to the stockholder rights plan, the Board has declared a dividend distribution of one right on each outstanding share of the Company’s Class A common stock, share of Class B common stock and special warrant issued in connection with the Plan of Reorganization. The record date for such dividend distribution was May 18, 2020.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Income (Loss) per Share

(In thousands, except per share data)	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,
	2020	2019	2019
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(197,317)	$38,793	$11,298,524
Exclude:
Income from discontinued operations, net of tax	$—	$—	$1,854,677
Noncontrolling interest from discontinued operations, net of tax - common shares	—	—	(2,190)
Total income from discontinued operations, net of tax - common shares	$—	$—	$1,852,487
Income (loss) from continuing operations	$(197,317)	$38,793	$9,446,037

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,963	145,275	85,652
Stock options and restricted stock(2):	—	23	—
Weighted average common shares outstanding - diluted	145,963	145,298	85,652

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$(1.35)	$0.27	$110.28
From discontinued operations - Basic	$—	$—	$21.63
From continuing operations - Diluted	$(1.35)	$0.27	$110.28
From discontinued operations - Diluted	$—	$—	$21.63

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands, except per share data)	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(1,886,053)	$38,793	$11,184,141
Exclude:
Income from discontinued operations, net of tax	$—	$—	$1,685,123
Noncontrolling interest from discontinued operations, net of tax - common shares	—	—	19,028
Total income from discontinued operations, net of tax - common shares	$—	$—	$1,704,151
Income (loss) from continuing operations	$(1,886,053)	$38,793	$9,479,990

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,788	145,275	86,241
Stock options and restricted stock(2):	—	23	—
Weighted average common shares outstanding - diluted	145,788	145,298	86,241

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$(12.94)	$0.27	$109.92
From discontinued operations - Basic	$—	$—	$19.76
From continuing operations - Diluted	$(12.94)	$0.27	$109.92
From discontinued operations - Diluted	$—	$—	$19.76
(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Successor Company for the three months ended June 30, 2020, the period from May 2, 2019 through June 30, 2019 and the six months ended June 30, 2020.
(2)Outstanding equity awards representing 7.7 million, 1.3 million and 7.9 million shares of Class A common stock of the Successor Company for the three months ended June 30, 2020, the period from May 2, 2019 through June 30, 2019 and the six months ended June 30, 2020 were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Outstanding equity awards representing 5.9 million shares of Class A common stock of the Predecessor Company for the period from April 1, 2019 through May 1, 2019 and the period from January 1, 2019 through May 1, 2019 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company's segment results for the Successor Company for the periods presented:

Successor Company
(In thousands)	Audio	Audio & Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2020
Revenue	$450,344	$39,251	$—	$(1,947)	$487,648
Direct operating expenses	243,976	7,304	—	(1,414)	249,866
Selling, general and administrative expenses	229,245	32,510	—	(536)	261,219
Corporate expenses	—	—	26,416	3	26,419
Depreciation and amortization	94,898	5,838	2,611	—	103,347
Impairment charges	—	—	5,378	—	5,378
Other operating expense, net	—	—	(506)	—	(506)
Operating loss	$(117,775)	$(6,401)	$(34,911)	$—	$(159,087)
Intersegment revenues	$168	$1,779	$—	$—	$1,947
Capital expenditures	$14,198	$961	$2,723	$—	$17,882
Share-based compensation expense	$—	$—	$4,218	$—	$4,218

Period from May 2, 2019 through June 30, 2019
Revenue	596,230	40,537	—	(1,121)	635,646
Direct operating expenses	193,952	4,872	—	(52)	198,772
Selling, general and administrative expenses	196,834	24,458	—	(1,061)	220,231
Corporate expenses	—	—	26,826	(8)	26,818
Depreciation and amortization	54,692	3,619	1,072	—	59,383
Other operating income, net	—	—	3,246	—	3,246
Operating income (loss)	$150,752	$7,588	$(24,652)	$—	$133,688
Intersegment revenues	$112	$1,009	$—	$—	$1,121
Capital expenditures	$13,554	$830	$3,051	$—	$17,435
Share-based compensation expense	$—	$—	$3,039	$—	$3,039

Six Months Ended June 30, 2020
Revenue	$1,172,729	$99,478	$—	$(3,925)	$1,268,282
Direct operating expenses	538,763	15,507	—	(2,772)	551,498
Selling, general and administrative expenses	539,301	67,184	—	(1,125)	605,360
Corporate expenses	—	—	66,396	(28)	66,368
Depreciation and amortization	183,699	11,534	4,882	—	200,115
Impairment charges	—	—	1,733,235	—	1,733,235
Other operating expense, net	—	—	(1,572)	—	(1,572)
Operating income (loss)	$(89,034)	$5,253	$(1,806,085)	$—	$(1,889,866)
Intersegment revenues	$335	$3,590	$—	$—	$3,925
Capital expenditures	$32,800	$1,623	$5,123	$—	$39,546
Share-based compensation expense	$—	$—	$8,843	$—	$8,843

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company's segment results for the Predecessor Company for the periods presented. The presentation of prior period amounts has been restated to conform to the presentation of the Successor period.

Predecessor Company
(In thousands)	Audio	Audio and Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Period from April 1, 2019 through May 1, 2019
Revenue	$260,461	$17,970	$—	$(757)	$277,674
Direct operating expenses	95,983	2,549	—	(222)	98,310
Selling, general and administrative expenses	91,551	11,276	—	(531)	102,296
Corporate expenses	—	—	14,510	(4)	14,506
Depreciation and amortization	11,749	1,204	1,591	—	14,544
Other operating expense, net	—	—	(127)	—	(127)
Operating income (loss)	$61,178	$2,941	$(16,228)	$—	$47,891
Intersegment revenues	$56	$701	$—	$—	$757
Capital expenditures	$11,137	$576	$1,531	$—	$13,244
Share-based compensation expense	$—	$—	$105	$—	$105

Period from January 1, 2019 through May 1, 2019
Revenue	$1,006,677	$69,362	$—	$(2,568)	$1,073,471
Direct operating expenses	371,989	9,559	—	(364)	381,184
Selling, general and administrative expenses	383,342	46,072	—	(2,184)	427,230
Corporate expenses			53,667	(20)	53,647
Depreciation and amortization	41,233	5,266	6,335	—	52,834
Impairment charges	—	—	91,382	—	91,382
Other operating expense, net	—	—	(154)	—	(154)
Operating income (loss)	$210,113	$8,465	$(151,538)	$—	$67,040
Intersegment revenues	$243	$2,325	$—	$—	$2,568
Capital expenditures	$31,177	$1,263	$3,757	$—	$36,197
Share-based compensation expense	$—	$—	$498	$—	$498

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the periods presented and were as follows:

(In thousands)	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,
	2020	2019	2019
Professional fees and other bankruptcy related costs	$—	$—	$(121,374)
Net gain on settlement of Liabilities subject to compromise	—	—	7,192,379
Impact of fresh start adjustments	—	—	2,430,944
Other items, net	—	—	(4,005)
Reorganization items, net	$—	$—	$9,497,944

Cash payments for Reorganization items, net	$26	$13,049	$149,346

(In thousands)	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Professional fees and other bankruptcy related costs	$—	$—	$(157,487)
Net gain on settlement of Liabilities subject to compromise	—	—	7,192,374
Impact of fresh start adjustments	—	—	2,430,944
Other items, net	—	—	(4,005)
Reorganization items, net	$—	$—	$9,461,826

Cash payments for Reorganization items, net	$443	$13,049	$183,291
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases.
The Company incurred additional professional fees related to the bankruptcy, post-emergence, of $1.9 million, $9.1 million and $4.5 million for the three months ended June 30, 2020, the period from May 2, 2019 through June 30, 2019 and six months ended June 30, 2020, respectively, which are included within Other income (expense), net in the Company's Consolidated Statements of Comprehensive Income (Loss).

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
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  A recession or downturn in the U.S. economy may have a significant impact on the Company’s ability to generate revenue. In light of the novel coronavirus pandemic (“COVID-19”) and the resulting recession impacting the U.S. economy, our revenue for the six months ended June 30, 2020 has declined significantly compared to the comparable period in 2019 and we expect our full year 2020 revenue to decline compared to 2019, largely as a result of a decline in consumer and business spending and the related impact to the demand for advertising and pricing pressure resulting from greater competition for available advertising dollars. Beginning in March 2020 and continuing in the three months ended June 30, 2020, we saw a sharp decline in each of our Broadcast radio, Networks, and Sponsorships revenue streams. We also saw a sharp decline in revenues from our Audio and Media Services, particularly in Katz Media, as a result of lower advertising spending. This decrease was partially offset by a $1.7 million increase in political revenue.
When the business environment recovers, we expect that the traditional promotional use of radio to be a strong benefit to us. As businesses reopen both nationally and locally, we believe that we are advantaged by our unparalleled reach and the live and local trusted voices that advertisers need to get their messages out quickly.
In the first quarter of 2020, we announced our modernization initiatives, which will take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. We anticipate to incur approximately $50 million of restructuring costs related to achieving our cost savings in 2020. Our investments in modernization are expected to deliver annualized run-rate cost savings of approximately $100 million by mid-year 2021, and we expect to achieve approximately 50% of our anticipated run-rate savings in 2020. In addition, in response to the COVID-19 pandemic, we have taken significant steps to significantly reduce our capital and operating expenditures for the remainder of 2020. These initiatives are expected to generate approximately $200 million in operating cost savings in 2020. For more information, please see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
On March 26, 2020, we announced the withdrawal of our previously issued financial guidance for the fiscal year ending December 31, 2020 due to heightened uncertainty related to COVID-19. As a precautionary measure to preserve financial flexibility in light of this uncertainty, we borrowed $350.0 million principal amount under our senior secured asset-

based revolving credit facility (the “ABL Facility”). During the three months ended June 30, 2020, we repaid $115.0 million principal amount drawn under our ABL Facility, resulting in a balance outstanding of $235.0 million as of June 30, 2020.
In July 2020, iHeartCommunications issued $450.0 million of incremental term loans pursuant to an amendment (the “Amendment No. 2”) to the credit agreement (as amended, the “Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A., as administrative agent, governing the Company’s $2.5 billion aggregate principal amount of senior secured term loans (the “Term Loan Facility”), resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds was used to repay the remaining balance outstanding on our ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. For more information please refer to the “Liquidity and Capital Resources section” in this MD&A.

Impairment Charges
As a result of uncertainty related to COVID-19 and its negative impact on our business and the public trading values of our debt and equity, we were required to perform interim impairment tests on our long-lived assets, intangible assets and indefinite-lived intangible assets as of March 31, 2020. The interim impairment tests resulted in a non-cash impairment of our Federal Communication Commission (“FCC”) licenses of $502.7 million and a non-cash impairment charge of $1.2 billion to reduce goodwill during the three months ended March 31, 2020.
Based on management’s forecasted future cash flows and assessment of market values of our debt and equity securities, market interest rates affecting our weighted average cost of capital (WACC) and other economic factors, additional interim impairment testing of our intangible assets and indefinite-lived intangible was not required as of June 30, 2020. For more information, see Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
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
On May 1, 2019 (the “Effective Date”), the “Debtors emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which Clear Channel Outdoor Holdings, Inc. (“CCOH”), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims (“Claimholders”) in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million ABL Facility and (B) issuing to certain Claimholders, on account of their claims, the approximately $3.5 billion aggregate principal amount Term Loan Facility, approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “6.375% Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications’ Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.

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
Combined Results
Our financial results for the periods from April 1, 2019 through May 1, 2019 and from January 1, 2019 through May 1, 2019 are referred to as those of the “Predecessor” period. Our financial results for the period from May 2, 2019 through June 30, 2019, the three months ended June 30, 2020 and the six months ended June 30, 2020 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from April 1, 2019 through May 1, 2019, from January 1, 2019 through May 1, 2019 and the period from May 2, 2019 through June 30, 2019 separately, management views the Company’s operating results for the three and six months ended June 30, 2019 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison to our results in the three and six months ended June 30, 2020.

The Company cannot adequately benchmark the operating results of the period from May 2, 2019 through June 30, 2019 against any of the current periods reported in its Consolidated Financial Statements without combining it with the period from April 1, 2019 through May 1, 2019 and the period from January 1, 2019 through May 1, 2019 and does not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, operating income and Adjusted EBITDA for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the three and six months ended June 30, 2019.

The combined results for the three months ended June 30, 2019, which we refer to herein as the results for the "three months ended June 30, 2019" represent the sum of the reported amounts for the Predecessor period from April 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through June 30, 2019. The combined results for the six months ended June 30, 2019, which we refer to herein as the results for the “six months ended June 30, 2019” represent the sum of the reported amounts for the Predecessor period from January 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through June 30, 2019. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

Executive Summary
As 2020 began, we saw strong growth across our revenue streams in January and February, particularly from digital and from political advertising. However, while digital and political revenue continued to grow, the economic downturn as a result of the COVID-19 pandemic had a significant and negative impact on our other revenue streams beginning in March 2020 and continuing through the second quarter of 2020, including broadcast radio which is our largest revenue stream. A significant decline in advertising spend and the postponement or cancellation of certain tent-pole events drove an overall decrease in revenue for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The extent of the economic downturn and the timing of recovery, as well as the future impact on our operations, are subject to significant uncertainty. In an effort to further strengthen the Company's financial flexibility and efficiently manage through the COVID-19 pandemic, we implemented measures to cut costs and preserve cash. For additional information on these actions, see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
The key developments that impacted our business during the quarter are summarized below:
•Effects of the COVID-19 pandemic significantly adversely impacted revenue for all revenue streams, with the exception of digital and political revenue, which increased during the quarter.
•Revenue of $487.6 million decreased 46.6% during the quarter ended June 30, 2020 compared to Revenue of $913.3 million in the same period in 2019.
•Operating loss of $159.1 million was down from Operating income of $181.6 million in the prior year’s quarter.
•Net loss of $197.3 million decreased from Net income of $11,339.5 million in the prior year's quarter.
•Adjusted EBITDA(1) of $(29.3) million, was down from $262.9 million year-over-year.

•Cash flows provided by operating activities from continuing operations of $11.4 million increased from Cash flows used for operating activities of $61.0 million in the same period in 2019.
•Free cash flow(2) (used for) continuing operations of $(6.5) million decreased from $(91.6) million in the same period in 2019.
•Repaid $115.0 million of principal amount drawn under our ABL Facility, resulting in a balance outstanding of $235.0 million as of June 30, 2020.
•On July 16, 2020, we issued $450.0 million of incremental Term Loan commitments, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	%
	2020	2019	2019	2019	Change
Revenue	$487,648	$635,646	$277,674	$913,320	(46.6)%
Operating income (loss)	$(159,087)	$133,688	$47,891	$181,579	NM
Net income (loss)	$(197,317)	$38,793	$11,300,714	$11,339,507	NM
Cash provided by (used for) operating activities from continuing operations	$11,369	$83,201	$(144,171)	$(60,970)	NM

Adjusted EBITDA(1)	$(29,283)	$194,753	$68,097	$262,850	NM
Free cash flow from (used for) continuing operations(2)	$(6,513)	$65,766	$(157,415)	$(91,649)	NM
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

Results of Operations
The tables below present the comparison of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2020	2019	2019	2019
Revenue	$487,648	$635,646	$277,674	$913,320
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	249,866	198,772	98,310	297,082
Selling, general and administrative expenses (excludes depreciation and amortization)	261,219	220,231	102,296	322,527
Corporate expenses (excludes depreciation and amortization)	26,419	26,818	14,506	41,324
Depreciation and amortization	103,347	59,383	14,544	73,927
Impairment charges	5,378	—	—	—
Other operating income (expense), net	(506)	3,246	(127)	3,119
Operating income (loss)	(159,087)	133,688	47,891	181,579
Interest expense (income), net	81,963	69,711	(400)	69,311
Gain on investments, net	1,280	—	—	—
Equity in loss of nonconsolidated affiliates	(31)	(24)	(59)	(83)
Other income (expense), net	(1,258)	(9,157)	150	(9,007)
Reorganization items, net	—	—	9,497,944	9,497,944
Income (loss) from continuing operations before income taxes	(241,059)	54,796	9,546,326	9,601,122
Income tax benefit (expense)	43,742	(16,003)	(100,289)	(116,292)
Income (loss) from continuing operations	(197,317)	38,793	9,446,037	9,484,830
Income from discontinued operations, net of tax	—	—	1,854,677	1,854,677
Net income (loss)	(197,317)	38,793	11,300,714	11,339,507
Less amount attributable to noncontrolling interest	—	—	2,190	2,190
Net income (loss) attributable to the Company	$(197,317)	$38,793	$11,298,524	$11,337,317

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2020	2019	2019	2019
Revenue	$1,268,282	$635,646	$1,073,471	$1,709,117
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	551,498	198,772	381,184	579,956
Selling, general and administrative expenses (excludes depreciation and amortization)	605,360	220,231	427,230	647,461
Corporate expenses (excludes depreciation and amortization)	66,368	26,818	53,647	80,465
Depreciation and amortization	200,115	59,383	52,834	112,217
Impairment charges	1,733,235	—	91,382	91,382
Other operating income (expense), net	(1,572)	3,246	(154)	3,092
Operating income (loss)	(1,889,866)	133,688	67,040	200,728
Interest expense (income), net	172,052	69,711	(499)	69,212
Loss on investments, net	(8,675)	—	(10,237)	(10,237)
Equity in loss of nonconsolidated affiliates	(595)	(24)	(66)	(90)
Other income (expense), net	(9,118)	(9,157)	23	(9,134)
Reorganization items, net	—	—	9,461,826	9,461,826
Income (loss) from continuing operations before income taxes	(2,080,306)	54,796	9,519,085	9,573,881
Income tax benefit (expense)	194,253	(16,003)	(39,095)	(55,098)
Income (loss) from continuing operations	(1,886,053)	38,793	9,479,990	9,518,783
Income from discontinued operations, net of tax	—	—	1,685,123	1,685,123
Net income (loss)	(1,886,053)	38,793	11,165,113	11,203,906
Less amount attributable to noncontrolling interest	—	—	(19,028)	(19,028)
Net income (loss) attributable to the Company	$(1,886,053)	$38,793	$11,184,141	$11,222,934

The tables below present the comparison of our revenue streams for the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,	%
	2020	2019	2019	2019	Change
Broadcast Radio	$244,035	$390,540	$170,632	$561,172	(56.5)%
Digital	93,227	64,238	26,840	91,078	2.4%
Networks	96,330	105,426	50,889	156,315	(38.4)%
Sponsorship and Events	14,809	31,790	10,617	42,407	(65.1)%
Audio and Media Services	39,251	40,537	17,970	58,507	(32.9)%
Other	1,943	4,236	1,483	5,719	(66.0)%
Eliminations	(1,947)	(1,121)	(757)	(1,878)
Revenue, total	$487,648	$635,646	$277,674	$913,320	(46.6)%

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,	%
	2020	2019	2019	2019	Change
Broadcast Radio	$705,695	$390,540	$657,864	$1,048,404	(32.7)%
Digital	186,003	64,238	102,789	167,027	11.4%
Networks	230,907	105,426	189,088	294,514	(21.6)%
Sponsorship and Events	44,157	31,790	50,330	82,120	(46.2)%
Audio and Media Services	99,478	40,537	69,362	109,899	(9.5)%
Other	5,967	4,236	6,606	10,842	(45.0)%
Eliminations	(3,925)	(1,121)	(2,568)	(3,689)
Revenue, total	$1,268,282	$635,646	$1,073,471	$1,709,117	(25.8)%

Consolidated results for the three months ended June 30, 2020 compared to the combined results for the three months ended June 30, 2019 and consolidated results for the six months ended June 30, 2020 compared to the combined results for the six months ended June 30, 2019 were as follows:

Revenue
Revenue decreased $425.7 million during the three months ended June 30, 2020 compared to the same period of 2019. The decrease in Revenue is primarily attributable to the effects of COVID-19, which began to unfold into a global pandemic in early March of 2020, resulting in a significant economic downturn due to the shut-down of non-essential businesses and shelter-in-place orders. The impact continued through the second quarter of 2020, resulting in significant revenue declines impacting most of our revenue streams primarily as a result of a decrease in broadcast radio advertising spend. Broadcast revenue decreased $317.1 million, driven by a $188.7 million decrease in Local spot revenue and a $103.7 million decrease in National spot revenue. Revenue from our Network businesses, including both Premiere and Total Traffic & Weather, was also impacted by the downturn, resulting in a decrease of $60.0 million. Revenue from Sponsorship and Events decreased by $27.6 million, primarily as a result of the postponement or cancellations of events in response to the COVID-19 pandemic. Digital revenue increased $2.1 million, driven by continued growth in podcasting. Audio and Media Services revenue decreased $19.3 million primarily due to the effects of COVID-19 on advertising spend. This decrease was partially offset by a $1.7 million increase in political revenue as a result of 2020 being a presidential election year.

Revenue decreased $440.8 million during the six months ended June 30, 2020 compared to the same period of 2019. The decrease in Revenue is primarily attributable to the effects of COVID-19, which began to unfold into a global pandemic in early March of 2020, resulting in a significant economic downturn due to the shut-down of non-essential businesses and shelter-in-place orders. Strong Revenue growth in January and February was followed by a sharp decline in revenue in March, which continued through the second quarter of 2020, resulting in significant revenue declines impacting most of our revenue streams, primarily as a result of a decrease in broadcast radio advertising spend. Broadcast revenue decreased $342.7 million, driven by a $214.7 million decrease in Local spot revenue and a $121.9 million decrease in National spot revenue. The decrease in Broadcast revenue was offset by a $15.5 million increase in political revenue as a result of 2020 being a presidential election year. Revenue from our Network businesses, including both Premiere and Total Traffic & Weather, was also impacted by the downturn, resulting in a decrease of $63.6 million. Revenue from Sponsorship and Events decreased by $38.0 million, primarily as a result of the postponement or cancellations of events in response to the COVID-19 pandemic. Digital revenue increased $19.0 million, driven by continued growth in podcasting. Audio and Media Services revenue decreased $10.4 million primarily due to the effects of COVID-19 on advertising spend. This decrease was offset by an $8.9 million increase in political revenue.

Direct Operating Expenses
Direct operating expenses decreased $47.2 million during the three months ended June 30, 2020 compared to the same period of 2019. The decrease in Direct operating expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, variable operating expenses, including music license and performance royalty fees, decreased in relation to lower revenue recognized during the period. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic.
Direct operating expenses decreased $28.5 million during the six months ended June 30, 2020 compared to the same period of 2019. The decrease in Direct operating expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, variable operating expenses, including music license and performance royalty fees, decreased in relation to lower revenue recognized during the period. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic. The decrease in Direct operating expenses was partially offset by severance payments and other costs specific to our modernization initiatives, which were incurred mainly in January and February, as well as higher content costs from higher podcasting and digital subscription revenue.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $61.3 million during the three months ended June 30, 2020 compared to the same period of 2019. The decrease in SG&A expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic, along with lower sales commissions, which were impacted by the decrease in revenue. Trade and barter expenses also decreased primarily driven by lower Local trade expenses, which declined in line with lower Trade revenue. The decrease in SG&A expenses was partially offset by higher bad debt expense.
SG&A expenses decreased $42.1 million during the six months ended June 30, 2020 compared to the same period of 2019. The decrease in SG&A expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic, along with lower sales commissions, which were impacted by the decrease in revenue. Trade and barter expenses also decreased primarily driven by lower Local trade expenses, which declined in line with lower Trade revenue. The decrease in SG&A expenses was partially offset by costs incurred in relation to our modernization initiatives announced in the first quarter of 2020 and higher bad debt expense.
Corporate Expenses
Corporate expenses decreased $14.9 million during the three months ended June 30, 2020 compared to the same period of 2019, as a result of lower employee compensation, including variable incentive expenses and employee benefits, resulting from cost reduction initiatives taken in response to the COVID-19 pandemic.
Corporate expenses decreased $14.1 million during the six months ended June 30, 2020 compared to the same period of 2019, as a result of lower employee compensation, including variable incentive expenses and employee benefits, resulting from cost reduction initiatives taken in response to the COVID-19 pandemic. The decrease in Corporate expenses was partially offset by costs incurred to support our modernization initiatives in January and February, as well as higher share-based compensation expense, which increased $5.3 million as a result of our new post-emergence equity compensation plan.

Depreciation and Amortization
Depreciation and amortization increased $29.4 million and $87.9 million during the three and six months ended June 30, 2020, compared to the same periods of 2019, respectively, primarily as a result of the application of fresh start accounting, which resulted in significantly higher values of our tangible and intangible long-lived assets.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.  As discussed above, as a result of the assumed potential adverse effects caused by the COVID-19 pandemic on estimated future cash flows, we recognized non-cash impairment charges to our indefinite-lived intangible assets and goodwill of $1.7 billion in the six months ended June 30, 2020.
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
Other Operating Income (Expense), Net
Other operating expense, net of $0.5 million and Other operating income, net of $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and Other operating expense, net of $1.6 million and Other operating income, net of $3.1 million for the six months ended June 30, 2020 and 2019, respectively, relate to net gains and losses recognized on asset disposals.
Interest Expense
Interest expense increased $12.7 million and $102.8 million during the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019 as a result of the interest recognized on the new debt issued in connection with our emergence from the Chapter 11 Cases. During the period from March 14, 2018 to May 1, 2019, while the Company was a debtor-in-possession, no interest expense was recognized on pre-petition debt.

In the Predecessor periods, we ceased to accrue interest expense on long-term debt, which was reclassified as Liabilities subject to compromise as of March 14, 2018 (the “Petition Date”), resulting in $135.9 million and $533.4 million in contractual interest not being accrued in the three and six months ended June 30, 2019, respectively.

Gain (Loss) on Investments, net
During the three and six months ended June 30, 2020, we recognized a gain on investments, net of $1.3 million and a loss on investments of $8.7 million, respectively. The gain on investments, net recognized during the quarter primarily related to a gain on one of our marketable equity securities. The loss on investments, net recognized during the six months ended June 30, 2020 was primarily in connection with estimated credit losses and declines in the value of our investments.

During the six months ended June 30, 2019, we recognized a loss of $10.2 million, primarily in connection with declines in the value of our investments. We did not recognize any gain or loss on investments during the three months ended June 30, 2019.

Other Income (Expense), Net
Other expense, net was $1.3 million and $9.1 million for the three and six months ended June 30, 2020, respectively, which related to costs incurred to refinance our Term Loan Facility and professional fees incurred in connection with the Chapter 11 Cases in the Successor period. Such expenses were included within Reorganization items, net in the Predecessor period while the Company was a debtor-in-possession.

Other expense, net was $9.0 million and $9.1 million for the three and six months ended June 30, 2019, respectively. Amounts in the six months ended June 30, 2019 related primarily to professional fees incurred directly in connection with the Chapter 11 Cases before the Petition Date. Such expenses were included within Reorganization items, net in the post-petition period while the Company was a debtor-in-possession.

Reorganization Items, Net

        During the three and six months ended June 30, 2019, we recognized Reorganization items, net of $9,497.9 million and $9,461.8 million related to the Chapter 11 Cases, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. In addition, Reorganization items, net included professional fees recognized between the Petition Date and the Effective Date in connection with the Chapter 11 Cases.

Income Tax Benefit (Expense)

        The effective tax rate for the Successor Company for the three and six months ended June 30, 2020 was 18.1% and 9.3%, respectively. The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the impairment charges discussed above. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

The effective tax rate for the Successor Company for the Period from May 2, 2019 through June 30, 2019 was 29.2%. The effective tax rate for continuing operations of the Predecessor Company for Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) was 1.1% and 0.4%, respectively. The income tax expense for the Period from April 1, 2019 through May 1, 2019 (Predecessor) and the Period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss carryforwards from the cancellation of debt income realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.

Income from Discontinued Operations, Net

        During the three and six months ended June 30, 2019, we recognized Income from discontinued operations, net of tax of $1,854.7 million and $1,685.1 million, respectively, related to the separation of our domestic and international outdoor advertising businesses, which were previously reported as the Americas outdoor and International outdoor segments prior to the Separation.

Net Income (Loss) Attributable to the Company

        Net loss attributable to the Company decreased $11,534.6 million to $197.3 million during the three months ended June 30, 2020 compared to Net income attributable to the Company of $11,337.3 million during the three months ended June 30, 2019, primarily as a result of the $9.5 billion gain from Reorganization items net related to the Chapter 11 Cases in the 2019 period, the $1.9 billion gain on disposal of our Outdoor business in the 2019 period and due to the other factors discussed above.

Net loss attributable to the Company decreased $13,109.0 million to $1,886.1 million during the six months ended June 30, 2020 compared to Net income attributable to the Company of $11,222.9 million during the six months ended June 30, 2019, primarily as a result of the $9.5 billion gain from Reorganization items net related to the Chapter 11 Cases in the 2019 period, the $1.7 billion gain on disposal of our Outdoor business in the 2019 period and due to the other factors discussed above.
Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2020	2019	2019	2019
Operating income (loss)	$(159,087)	$133,688	$47,891	$181,579
Depreciation and amortization(1)	103,347	59,383	14,544	73,927
Impairment charges	5,378	—	—	—
Other operating (income) expense, net	506	(3,246)	127	(3,119)
Share-based compensation expense(2)	4,218	3,039	105	3,144
Restructuring and reorganization expenses	16,355	1,889	5,430	7,319
Adjusted EBITDA(3)	$(29,283)	$194,753	$68,097	$262,850

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2020	2019	2019	2019
Operating income (loss)	$(1,889,866)	$133,688	$67,040	$200,728
Depreciation and amortization(1)	200,115	59,383	52,834	112,217
Impairment charges	1,733,235	—	91,382	91,382
Other operating (income) expense, net	1,572	(3,246)	154	(3,092)
Share-based compensation expense(2)	8,843	3,039	498	3,537
Restructuring and reorganization expenses	57,157	1,889	13,241	15,130
Adjusted EBITDA(3)	$111,056	$194,753	$225,149	$419,902

Reconciliation of Net (Income) Loss to EBITDA and Adjusted EBITDA

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2020	2019	2019	2019
Net income (loss)	$(197,317)	$38,793	$11,300,714	$11,339,507
Income from discontinued operations, net of tax	—	—	(1,854,677)	(1,854,677)
Income tax (benefit) expense	(43,742)	16,003	100,289	116,292
Interest expense (income), net	81,963	69,711	(400)	69,311
Depreciation and amortization(1)	103,347	59,383	14,544	73,927
EBITDA	$(55,749)	$183,890	$9,560,470	$9,744,360
Reorganization items, net	—	—	(9,497,944)	(9,497,944)
Gain on investments, net	(1,280)	—	—	—
Other expense (income), net	1,258	9,157	(150)	9,007
Equity in loss of nonconsolidated affiliates	31	24	59	83
Impairment charges	5,378	—	—	—
Other operating (income) expense, net	506	(3,246)	127	(3,119)
Share-based compensation expense(2)	4,218	3,039	105	3,144
Restructuring and reorganization expenses	16,355	1,889	5,430	7,319
Adjusted EBITDA(3)	$(29,283)	$194,753	$68,097	$262,850

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2020	2019	2019	2019
Net income (loss)	$(1,886,053)	$38,793	$11,165,113	$11,203,906
Income from discontinued operations, net of tax	—	—	(1,685,123)	(1,685,123)
Income tax (benefit) expense	(194,253)	16,003	39,095	55,098
Interest expense (income), net	172,052	69,711	(499)	69,212
Depreciation and amortization(1)	200,115	59,383	52,834	112,217
EBITDA	$(1,708,139)	$183,890	$9,571,420	$9,755,310
Reorganization items, net	—	—	(9,461,826)	(9,461,826)
Loss on investments, net	8,675	—	10,237	10,237
Other (income) expense, net	9,118	9,157	(23)	9,134
Equity in loss of nonconsolidated affiliates	595	24	66	90
Impairment charges	1,733,235	—	91,382	91,382
Other operating (income) expense, net	1,572	(3,246)	154	(3,092)
Share-based compensation expense(2)	8,843	3,039	498	3,537
Restructuring and reorganization expenses	57,157	1,889	13,241	15,130
Adjusted EBITDA(3)	$111,056	$194,753	$225,149	$419,902

(1)Increase in Depreciation and amortization is driven by the application of fresh start accounting, resulting in significantly higher value of our tangible and intangible assets.
(2)Increase in Share-based compensation expense is due to our new equity compensation plan entered into in connection with our Plan of Reorganization.
(3)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring and reorganization expenses included within Direct operating expenses, SG&A expenses, Corporate expenses and share-based compensation expenses included within Corporate expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating income (expense), net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude (Income) loss from discontinued operations, net of tax, Income tax (benefit) expense, Interest expense (income), net, Depreciation and amortization, Reorganization items, net, (Gain) Loss on investments, net, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating (income) expense, net, Share-based compensation expense, and restructuring and reorganization expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. Reorganization expenses primarily include the amortization of retention bonus amounts paid or payable to certain members of management directly as a result of the Reorganization. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Three Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from April 1, 2019 through May 1,	Three Months Ended June 30,
	2020	2019	2019	2019
Cash provided by (used for) operating activities from continuing operations	$11,369	$83,201	$(144,171)	$(60,970)
Purchases of property, plant and equipment by continuing operations	(17,882)	(17,435)	(13,244)	(30,679)
Free cash flow from (used for) continuing operations(1)	$(6,513)	$65,766	$(157,415)	$(91,649)

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2020	2019	2019	2019
Cash provided by (used for) operating activities from continuing operations	$102,909	$83,201	$(7,505)	$75,696
Purchases of property, plant and equipment by continuing operations	(39,546)	(17,435)	(36,197)	(53,632)
Free cash flow from (used for) continuing operations(1)	$63,363	$65,766	$(43,702)	$22,064
(1)We define Free cash flow from (used for) continuing operations ("Free Cash Flow") as Cash provided by (used for) operating activities from continuing operations less capital expenditures, which is disclosed as Purchases of property, plant and equipment by continuing operations in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.

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
Share-based compensation expenses are recorded in corporate expenses and were $4.2 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $8.8 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, there was $48.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3 years.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Six Months Ended June 30,	Period from May 2, 2019 through June 30,	Period from January 1, 2019 through May 1,	Six Months Ended June 30,
	2020	2019	2019	2019
Cash provided by (used for):
Operating activities	$102,909	$83,201	$(40,186)	$43,015
Investing activities	$(50,681)	$(17,787)	$(261,144)	$(278,931)
Financing activities	$65,512	$(684)	$(55,557)	$(56,241)
Free Cash Flow(1)	$63,363	$65,766	$(43,702)	$22,064

(1) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations” in this MD&A.
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2020 was $102.9 million compared to $43.0 million of cash provided by operating activities in the six months ended June 30, 2019.
Cash provided by operating activities from continuing operations increased from $75.7 million in the six months ended June 30, 2019 to $102.9 million in the six months ended June 30, 2020 primarily as a result of changes in working capital balances, particularly accounts receivable, as well as accounts payable and accrued expenses, which were affected by the timing of payments. In addition, we paid $196.3 million during the six months ended June 30, 2019 in relation to Reorganization items, net. The increase in cash provided by operating activities was offset by a decrease in Revenue driven by the decline in advertising spend resulting from the economic slow-down impacted by the COVID-19 pandemic. In addition, cash interest payments made by continuing operations increased $181.2 million as a result of interest payments on our debt issued upon our emergence compared to pre-petition interest payments made in the prior year.  The Company ceased paying interest on long-term debt classified as Liabilities subject to compromise after the March 14, 2018 petition date.

Investing Activities

Cash used for investing activities of $50.7 million during the six months ended June 30, 2020 primarily reflects $39.5 million in cash used for capital expenditures. We spent $32.8 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $1.6 million in our Audio & Media Services segment, primarily related to acquired software and $5.1 million in Corporate primarily related to equipment and software purchases.
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

Financing Activities
Cash provided by financing activities of $65.5 million during the six months ended June 30, 2020 primarily resulted from the $350.0 million draw on our ABL Facility, partially offset by the $150.0 million prepayment on our Term Loan Facility and repayments of $115.0 million of amounts drawn under the ABL Facility.
Cash used for financing activities was $56.2 million during the six months ended June 30, 2019 primarily resulted from the payment by iHeartCommunications to CCOH as CCOH's recovery of its claims under the Due from iHeartCommunications Note, partially offset by $60.0 million in proceeds received from the issuance of the iHeart Operations Preferred Stock.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of $517.7 million as of June 30, 2020, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. On March 13, 2020, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $350.0 million principal amount under our $450.0 million ABL Facility as a precautionary measure to preserve iHeartCommunications’ financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic. During the three months ended June 30, 2020, we repaid $115.0 million principal amount drawn under our ABL Facility. As of June 30, 2020, iHeartCommunications had a borrowing base of $289.4 million and utilization of $235.0 million in outstanding borrowings and $41.2 million in outstanding letters of credit, resulting in $13.2 million of availability, such availability being subject to further restrictions contained within the credit agreement governing the ABL Facility.

In July 2020, the Company issued $450.0 million of incremental term loans, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. Following the repayment of all outstanding borrowings under the ABL Facility, due to restrictions contained primarily in our mandatorily redeemable preferred stock agreements, we had the ability to borrow approximately $160 million under the ABL Facility. Our cash balance was $517.7 million as of June 30, 2020. Together with our adjusted cash balance1 as of June 30, 2020 of approximately $708 million and our borrowing capacity under the ABL Facility, our total available liquidity2 was approximately $868 million. We will have the option to redeem the preferred stock beginning on May 1, 2022, or at an earlier date under certain circumstances in accordance with the documents governing the preferred stock instrument. We cannot determine the full extent of COVID-19’s impact on our business at this time and we are monitoring this rapidly evolving situation closely. While the challenges that COVID-19 has created for advertisers and consumers have had a significant impact on our revenue for the three and six months ended June 30, 2020 and has created a business outlook that is less clear in the near term, we believe that we have sufficient liquidity to fund our operations for at least the next twelve months.

We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments, fund capital expenditures and maintain operations in light of the COVID-19 pandemic and other obligations. These other obligations include dividend payments to be due to the holder of iHeart Operations Preferred Stock, the terms of which are further described in Note 6, Long-term Debt to our financial statements included herein. We anticipate that we will have approximately $84 million of cash interest payments in the third quarter of 2020 and approximately $170 million of cash interest payments in the remainder of 2020.

As a result of certain favorable tax provisions in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, we expect our 2020 cash income tax payments to be insignificant. As a result of the provisions regarding interest deductions and the deferral of certain employment taxes into future periods, cash tax payments in 2020 are expected to be approximately $100 million lower than they would been absent these favorable provisions.

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

1 Adjusted for the impact of the amendment entered into in July 2020 to issue $450.0 million of incremental term loan commitments, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.
2 Total available liquidity defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

In response to the COVID-19 pandemic, in an effort to further strengthen the Company's financial flexibility and efficiently manage through the period of economic slowdown and uncertainty, the Company is continuing to take the following measures, which are expected to generate approximately $200 million in operating cost savings in 2020:
•Substantial reduction in certain operating expenses, such as suspension of new employee hiring, travel and entertainment expenses, 401(k) matching expenses, consulting fees and other discretionary expenses.
•Reduction in planned capital expenditures to a level that we believe will still enable the Company to make key investments to continue our strategic initiatives related to Smart Audio and Digital, including podcasting.
•Reduction in compensation for senior management and other employees of the Company, including a 100% reduction of the Company's Chief Executive Officer's annual base salary and bonus.
•Implementation of a furlough for certain employees that are non-essential at this time.
In addition, as a result of the decrease in revenue as a result of the COVID-19 pandemic, certain variable expenses including event production costs and sales commissions, as well as other variable compensation, showed a corresponding decrease.
We believe that our cash balance, our cash flow from operations and availability under our ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations. In addition, none of our long-term debt includes maintenance covenants that could trigger early repayment. We fully appreciate the unprecedented challenges posed by the COVID-19 pandemic, however, we remain confident in our business, our employees and our strategy. We believe that our ability to generate cash flow from operations from our business initiatives, our current cash on hand and availability under the ABL Facility will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next 12 months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.
On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the Credit Agreement plus a margin of 2.00% and to modify certain covenants contained in the Credit Agreement.

On July 16, 2020, iHeartCommunications entered into an additional amendment to the Credit Facility (“Amendment No. 2”) to provide for $450.0 million, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. The incremental term loans issued pursuant to Amendment No. 2 have an interest rate of 4.00% for Eurocurrency Rate Loans and 3.00% for Base Rate Loans (subject to a LIBOR floor of 0.75% and Base Rate floor of 1.75%). Amendment No. 2 also modifies certain other provisions of the Credit Agreement.

In connection with the Separation and Reorganization, we entered into the following transactions which may require ongoing capital commitments:
Transition Services Agreement
Pursuant to the Transition Services Agreement between us, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and CCOH, for one year from the Effective Date, we have agreed to provide, CCOH with certain administrative and support services and other assistance which CCOH will utilize in the conduct of its business as such business was conducted prior to the Separation. As of June 30, 2020, most of these services have been successfully transitioned to CCOH. The Company continues to provide certain information systems and other limited support services. CCOH has requested extensions of the term for certain individual services, primarily related to information systems, for one-month periods through August 31, 2020 and may request further one-month extensions of such services up to May 1, 2021.
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
Sources of Capital
As of June 30, 2020 and December 31, 2019, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	Successor Company
	June 30, 2020	December 31, 2019
Term Loan Facility due 2026(1)(3)	$2,090.8	$2,251.3
Asset-based Revolving Credit Facility due 2023(2)(3)	235.0	—
6.375% Senior Secured Notes due 2026	800.0	800.0
5.25% Senior Secured Notes due 2027	750.0	750.0
4.75% Senior Secured Notes due 2028	500.0	500.0
Other Secured Subsidiary Debt	23.6	21.0
Total Secured Debt	4,399.4	4,322.3

8.375% Senior Unsecured Notes due 2027	1,450.0	1,450.0
Other Subsidiary Debt	6.3	12.5
Long-term debt fees	(18.6)	(19.4)
Total Debt	5,837.1	5,765.4
Less: Cash and cash equivalents	517.7	400.3
	$5,319.4	$5,365.1
(1)On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the Credit Agreement) plus a margin of 2.00% and to modify certain covenants contained in the Credit Agreement.
(2)On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. During the three months ended June 30, 2020, iHeartCommunications voluntarily repaid $115.0 million principal amount drawn under the ABL Facility. As of June 30, 2020, the ABL Facility had a borrowing base of $289.4 million and $235.0 million of outstanding borrowings and $41.2 million of outstanding letters of credit, resulting in $13.2 million of availability. Amounts available under the ABL Facility are calculated using a borrowing base calculated by reference to our outstanding accounts receivable. To the extent decreases in our accounts receivable result in the borrowing base decreasing to an amount below the amount drawn, we may be required to make a partial repayment of amounts outstanding under our ABL Facility.
(3)On July 16, 2020, iHeartCommunications issued $450.0 million of incremental term loans under the Amendment No. 2, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding on the Company's ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.

For additional information regarding our debt refer to Note 6, Long-Term Debt.

Supplemental Financial Information under Debt Agreements and Certificate of Designation Governing the iHeart Operations Preferred Stock
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2020, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
        According to the certificate of designation governing the iHeart Operations Preferred Stock, iHeart Operations is required to provide certain supplemental financial information of iHeart Operations in comparison to the Company and its consolidated subsidiaries.  iHeart Operations and its subsidiaries comprised 86.3% of the Company's consolidated assets as of June 30, 2020. For the three and six months ended June 30, 2020, iHeart Operations and its subsidiaries comprised 83.6% and 85.0% of the Company's consolidated revenue, respectively.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2020, approximately 41% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2020 would have changed by $6.6 million.
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
A wide range of factors could materially affect future developments and performance, including but not limited to:
•risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures for advertising;
•the impact of the COVID-19 pandemic on our business, financial position and results of operations;
•intense competition including increased competition from alternative media platforms and technologies;
•dependence upon the performance of on-air talent, program hosts and management as well as maintaining or enhancing our master brand;
•fluctuations in operating costs;
•technological changes and innovations;
•shifts in population and other demographics;
•the impact of our substantial indebtedness;
•the impact of future acquisitions, dispositions and other strategic transactions;
•legislative or regulatory requirements;
•the impact of legislation or ongoing litigation on music licensing and royalties;
•regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;
•risks associated with our recent emergence from the Chapter 11 Cases;
•risks related to our Class A common stock, including our significant number of outstanding warrants;
•regulations impacting our business and the ownership of our securities; and
•certain other factors set forth in our other filings with the SEC.

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
Evaluation of Disclosure Controls and Procedures
        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
        There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
After emerging from bankruptcy, we discovered that a group of Claimholders that had certified to having no foreign ownership or voting control in connection with the Equity Allocation Mechanism had subsequently undergone a separate merger transaction without our knowledge or control. As a result of this merger, these Claimholders’ interests in iHeartMedia (amounting to approximately nine percent of our issued and outstanding Class A common stock) can be voted by a U.S. subsidiary of a foreign parent. We notified the FCC of this development in writing promptly after discovering and confirming it. The FCC responded to our notification on July 9, 2019, indicating that (1) the FCC has not determined that this development is contrary to the public interest, and (2) the FCC has deemed us to be in compliance with the FCC’s foreign ownership reporting rules, pending its decision on our PDR. On July 25, 2019 we filed our PDR. The FCC requested public comment on the PDR, which comment period closed on March 26, 2020.  The FCC subsequently referred our PDR to Team Telecom - the interagency federal government group that analyzes requests for national security, law enforcement, and public safety issues.  On June 29, 2020, Team Telecom indicated its consent to the grant by the FCC of the PDR. We cannot predict whether the FCC will issue a ruling granting the PDR, the amount of foreign equity and voting rights any such a ruling will allow us to have, or how long it will take to obtain such a ruling.

ITEM 1A.  RISK FACTORS
Except for the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which are hereby incorporated by reference into this Part II, Item IA of this Form 10-Q, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as discussed below.
The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial position.
        In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread around the world, including throughout the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on our businesses and the economy generally, as supply chains have been disrupted; facilities and production have been suspended; and demand for many goods and services has fallen. In response to the spread of COVID-19, including shelter-in-place and stay-at-home orders, we implemented a work-from-home policy that remains in place for most of our employees and have restricted on-site activities.

        As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that have adversely impacted our business, results of operations and financial position. The extent of future disruptions will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, and could result in significantly more severe impacts in the future, including:

•reduced ad budgets and spend, order cancellations and increased competition for advertising revenue;
•the effect of the outbreak on our customers and other business partners and vendors;
•changes in how we conduct operations, including our events;
•increased competition with alternative media platforms and technologies;
•the inability of customers to pay amounts owed to the Company, or delays in collections of such amounts;
•additional goodwill or other impairment charges;
•limitations on our employee resources, including because of work-from-home, stay-at-home and shelter-in-place orders from federal or state governments, employee furloughs, or sickness of employees or their families;
•diversion of management resources to focus on mitigating the impacts of the COVID-19 pandemic;
•reduced capital expenditures; and
•impacts from prolonged remote work arrangements, including increased cybersecurity risks.

        These disruptions have negatively impacted our revenue, results of operations and financial position for the three and six months ended June 30, 2020 and we expect these disruptions to continue to have a negative impact for the remainder of 2020.

        The COVID-19 pandemic continues to evolve. The extent to which the outbreak continues to impact our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, stay-at-home and shelter-in-place orders, travel restrictions and social distancing throughout the United States, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers continue to experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business, liquidity and financial results will be adversely affected. Additionally, concerns over the economic impact of the COVID-19 pandemic caused extreme volatility in financial and other capital markets, which has adversely affected our stock price and credit rating and could impact our ability to access the capital markets in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	$—	—	$—
May 1 through May 31	88,738	8.70	—	—
June 1 through June 30	10,846	7.46	—	—
Total	99,584	$8.57	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2020 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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
3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iHeartMedia, Inc. on May 8, 2020).

3.4
Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Form 8-K filed by iHeartMedia, Inc. on May 8, 2020).

4.1
Rights Agreement, dated as of May 6, 2020, between iHeartMedia, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by iHeartMedia, Inc. on May 8, 2020).

10.1
Second Amendment to Amended and Restated Employment Agreement, by and between iHeartMedia, Inc. and Robert Pittman, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2020).

10.2
Second Amendment to Employment Agreement, by and between iHeartMedia, Inc. and Richard Bressler, dated June 4, 2020. (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2020).

10.3
Amendment No. 2, dated as of July 16, 2020, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, certain subsidiary guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iHeartMedia, Inc. on July 16, 2020).

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

IHEARTMEDIA, INC.

August 6, 2020	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary