Form 10-Q
period 2020-09-30
iHeartMedia, Inc.
filed 2020-11-09
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2020
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	63,528,132
Class B Common Stock, $.001 par value	6,888,352

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	Successor Company
	September 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$713,728	$400,300
Accounts receivable, net of allowance of $28,371 in 2020 and $12,629 in 2019	665,854	902,908
Prepaid expenses	80,931	71,764
Other current assets	36,004	41,376
Total Current Assets	1,496,517	1,416,348
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	811,864	846,876
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,775,014	2,277,735
Other intangibles, net	1,986,953	2,176,540
Goodwill	2,109,486	3,325,622
OTHER ASSETS
Operating lease right-of-use assets	836,846	881,762
Other assets	105,430	96,216

Total Assets	$9,122,110	$11,021,099
CURRENT LIABILITIES
Accounts payable	$125,892	$117,282
Current operating lease liabilities	81,790	77,756
Accrued expenses	198,347	240,151
Accrued interest	69,809	83,768
Deferred revenue	150,157	139,529
Current portion of long-term debt	34,379	8,912
Total Current Liabilities	660,374	667,398
Long-term debt	5,987,446	5,756,504
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2020 and 2019	60,000	60,000
Noncurrent operating lease liabilities	771,497	796,203
Deferred income taxes	522,366	737,443
Other long-term liabilities	80,779	58,110
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	9,123	9,123
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 63,447,152 and 57,776,204 shares in 2020 and 2019, respectively	63	58
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 6,893,636 and 6,904,910 shares in 2020 and 2019, respectively	7	7
Special Warrants, 76,051,430 and 81,046,593 issued and outstanding in 2020 and 2019, respectively	—	—
Additional paid-in capital	2,840,888	2,826,533
Retained earnings (Accumulated deficit)	(1,807,086)	112,548
Accumulated other comprehensive loss	(295)	(750)
Cost of shares (236,711 in 2020 and 128,074 in 2019) held in treasury	(3,052)	(2,078)
Total Stockholders' Equity	1,039,648	2,945,441
Total Liabilities and Stockholders' Equity	$9,122,110	$11,021,099

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Successor Company
	Three Months Ended September 30,
	2020	2019
Revenue	$744,406	$948,338
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	276,719	316,740
Selling, general and administrative expenses (excludes depreciation and amortization)	292,581	327,115
Corporate expenses (excludes depreciation and amortization)	34,657	58,513
Depreciation and amortization	99,379	95,268
Other operating expense, net	1,675	9,880
Operating income	39,395	140,822
Interest expense, net	85,562	100,967
Gain on investments, net	62	1,735
Equity in loss of nonconsolidated affiliates	(58)	(1)
Other expense, net	(1,177)	(12,457)
Income (loss) before income taxes	(47,340)	29,132
Income tax benefit (expense)	15,228	(16,758)
Net income (loss)	(32,112)	12,374
Less amount attributable to noncontrolling interest	—	—
Net income (loss) attributable to the Company	$(32,112)	$12,374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	267	(499)
Other comprehensive income (loss), net of tax	267	(499)
Comprehensive income (loss)	(31,845)	11,875
Less amount attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to the Company	$(31,845)	$11,875
Net income (loss) attributable to the Company per common share:
Basic	$(0.22)	$0.08
Weighted average common shares outstanding - Basic	146,152	145,720
Diluted	$(0.22)	$0.08
Weighted average common shares outstanding - Diluted	146,152	145,840

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Revenue	$2,012,688	$1,583,984	$1,073,471
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	828,217	515,512	381,184
Selling, general and administrative expenses (excludes depreciation and amortization)	897,941	547,346	427,230
Corporate expenses (excludes depreciation and amortization)	101,025	85,331	53,647
Depreciation and amortization	299,494	154,651	52,834
Impairment charges	1,733,235	—	91,382
Other operating expense, net	3,247	6,634	154
Operating income (loss)	(1,850,471)	274,510	67,040
Interest expense (income), net	257,614	170,678	(499)
Gain (loss) on investments, net	(8,613)	1,735	(10,237)
Equity in loss of nonconsolidated affiliates	(653)	(25)	(66)
Other income (expense), net	(10,295)	(21,614)	23
Reorganization items, net	—	—	9,461,826
Income (loss) from continuing operations before income taxes	(2,127,646)	83,928	9,519,085
Income tax benefit (expense)	209,481	(32,761)	(39,095)
Income (loss) from continuing operations	(1,918,165)	51,167	9,479,990
Income from discontinued operations, net of tax	—	—	1,685,123
Net income (loss)	(1,918,165)	51,167	11,165,113
Less amount attributable to noncontrolling interest	—	—	(19,028)
Net income (loss) attributable to the Company	$(1,918,165)	$51,167	$11,184,141
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	455	(827)	(1,175)
Other comprehensive income (loss), net of tax	455	(827)	(1,175)
Comprehensive income (loss)	(1,917,710)	50,340	11,182,966
Less amount attributable to noncontrolling interest	—	—	2,784
Comprehensive income (loss) attributable to the Company	$(1,917,710)	$50,340	$11,180,182
Net income (loss) attributable to the Company per common share:
Basic net income (loss) per share
From continuing operations	$(13.15)	$0.35	$109.92
From discontinued operations	—	—	19.76
Basic net income (loss) per share	$(13.15)	$0.35	$129.68
Weighted average common shares outstanding - Basic	145,911	145,543	86,241
Diluted net income (loss) per share
From continuing operations	$(13.15)	$0.35	$109.92
From discontinued operations	—	—	19.76
Diluted net income (loss) per share	$(13.15)	$0.35	$129.68
Weighted average common shares outstanding - Diluted	145,911	145,655	86,241

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2020 (Successor)	61,432,341	6,900,195	78,038,412	$9,123	$68	$2,835,005	$(1,774,974)	$(562)	$(3,018)	$1,065,642
Net loss				—	—	—	(32,112)	—	—	(32,112)
Vesting of restricted stock and other	21,270			—	2	(3)	—	—	(34)	(35)
Share-based compensation				—	—	5,886	—	—	—	5,886
Conversion of Special Warrants to Class A and Class B Shares	1,986,278	704	(1,986,982)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	7,263	(7,263)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	267	—	267
Balances at September 30, 2020 (Successor)	63,447,152	6,893,636	76,051,430	$9,123	$70	$2,840,888	$(1,807,086)	$(295)	$(3,052)	$1,039,648

(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2019 (Successor)	56,873,782	6,947,567	81,453,648	$8,372	$64	$2,773,147	$38,793	$(328)	$—	$2,820,048
Net income				—	—	—	12,374	—	—	12,374
Vesting of restricted stock	610,999			—	1	(1)	—	—	(2,035)	(2,035)
Share-based compensation				—	—	17,029	—	—	—	17,029
Conversion of Special Warrants to Class A and Class B Shares	164,310	32	(164,342)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	21,623	(21,623)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(499)	—	(499)
Balances at September 30, 2019 (Successor)	57,670,714	6,925,976	81,289,306	$8,372	$65	$2,790,175	$51,167	$(827)	$(2,035)	$2,846,917

(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2019.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019 (Successor)	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				—	—	—	(1,918,165)	—	—	(1,918,165)
Vesting of restricted stock and other	667,493			—	5	(28)	—	—	(974)	(997)
Share-based compensation				—	—	14,383	—	—	—	14,383
Conversion of Special Warrants to Class A and Class B Shares	4,990,132	2,049	(4,992,181)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	13,323	(13,323)		—	—	—	—	—	—	—
Cancellation of Special Warrants			(2,982)	—	—	—	—	—	—	—
Other				—	—	—	(1,469)	—	—	(1,469)
Other comprehensive income				—	—	—	—	455	—	455
Balances at September 30, 2020 (Successor)	63,447,152	6,893,636	76,051,430	$9,123	$70	$2,840,888	$(1,807,086)	$(295)	$(3,052)	$1,039,648

(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020 or 2019.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)						Controlling Interest
	Common Shares(1)				Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares	Special Warrants							Total
Balances at December 31, 2018 (Predecessor)	32,292,944	555,556	58,967,502	—	$30,868	$92	$2,074,632	$(13,345,346)	$(318,030)	$(2,558)	$(11,560,342)
Net income (loss)					(19,028)	—	—	11,184,141	—	—	11,165,113
Non-controlling interest - Separation					(13,199)	—	—	—	—	—	(13,199)
Accumulated other comprehensive loss - Separation					—	—	—	—	307,813	—	307,813
Adoption of ASC 842, Leases					—	—	—	128,908	—	—	128,908
Issuance of restricted stock					196	—	—	—	—	(4)	192
Forfeitures of restricted stock	(110,333)				—	—	—	—	—	—	—
Share-based compensation					—	—	2,028	—	—	—	2,028
Share-based compensation - discontinued operations					2,449	—	—	—	—	—	2,449
Payments to non-controlling interests					(3,684)	—	—	—	—	—	(3,684)
Other					—	—	—	—	1	—	1
Other comprehensive income (loss)					2,784	—	—	—	(3,959)	—	(1,175)
Cancellation of Predecessor equity	(32,182,611)	(555,556)	(58,967,502)		(386)	(92)	(2,076,660)	2,059,998	14,175	2,562	(403)
Issuance of Successor common stock and warrants	56,861,941	6,947,567	—	81,453,648	8,943	64	2,770,108	(27,701)	—	—	2,751,414
Balances at May 1, 2019 (Predecessor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115

Balances at May 2, 2019 (Successor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115
Net income					—	—	—	51,167	—	—	51,167
Vesting of restricted stock	622,840				—	1	(1)	—	—	(2,035)	(2,035)
Share-based compensation					—	—	20,068	—	—	—	20,068
Conversion of Special Warrants and Class B Shares to Class A Shares	164,310	32		(164,342)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	21,623	(21,623)			—	—	—	—	—	—	—
Other					(571)	—	—	—	—	—	(571)
Other comprehensive loss					—	—	—	—	(827)	—	(827)
Balances at September 30, 2019 (Successor)	57,670,714	6,925,976	—	81,289,306	$8,372	$65	$2,790,175	$51,167	$(827)	$(2,035)	$2,846,917
(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019. The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2019.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Cash flows from operating activities:
Net income (loss)	$(1,918,165)	$51,167	$11,165,113
Income from discontinued operations	—	—	(1,685,123)
Reconciling items:
Impairment charges	1,733,235	—	91,382
Depreciation and amortization	299,494	154,651	52,834
Deferred taxes	(214,615)	25,478	115,839
Provision for doubtful accounts	23,593	8,088	3,268
Amortization of deferred financing charges and note discounts, net	3,000	672	512
Non-cash Reorganization items, net	—	—	(9,619,236)
Share-based compensation	14,383	20,151	498
(Gain) Loss on disposal of operating and other assets	704	4,755	(143)
(Gain) Loss on investments	8,613	(1,735)	10,237
Equity in loss of nonconsolidated affiliates	653	25	66
Barter and trade income	(7,500)	(7,478)	(5,947)
Other reconciling items, net	775	133	(65)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	224,044	(113,848)	117,263
Increase in prepaid expenses and other current assets	(7,228)	(22,670)	(24,044)
Decrease (increase) in other long-term assets	(165)	2,545	(7,098)
Increase (decrease) in accounts payable and accrued expenses	(31,343)	44,740	(156,885)
Increase (decrease) in accrued interest	(13,959)	91,624	256
Increase in deferred income	1,919	352	13,377
Increase (decrease) in other long-term liabilities	18,723	4,892	(79,609)
Cash provided by (used for) operating activities from continuing operations	136,161	263,542	(7,505)
Cash used for operating activities from discontinued operations	—	—	(32,681)
Net cash provided by (used for) operating activities	136,161	263,542	(40,186)
Cash flows from investing activities:
Business combinations	(12,656)	—	(1,998)
Proceeds from sale of other investments	—	765	—
Purchases of property, plant and equipment	(58,523)	(46,305)	(36,197)
Proceeds from disposal of assets	1,742	5,344	99
Change in other, net	(1,735)	(3,619)	(682)
Cash used for investing activities from continuing operations	(71,172)	(43,815)	(38,778)
Cash used for investing activities from discontinued operations	—	—	(222,366)
Net cash used for investing activities	(71,172)	(43,815)	(261,144)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	779,750	750,000	269
Payments on long-term debt and credit facilities	(525,362)	(741,000)	(8,294)
Proceeds from Mandatorily Redeemable Preferred Stock	—	—	60,000
Settlement of intercompany related to discontinued operations	—	—	(159,196)
Debt issuance costs	(4,755)	(11,488)	—
Change in other, net	(996)	(2,607)	(5)
Cash provided by (used for) financing activities from continuing operations	248,637	(5,095)	(107,226)
Cash provided by financing activities from discontinued operations	—	—	51,669
Net cash provided by (used for) financing activities	248,637	(5,095)	(55,557)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(115)	(304)	562
Net increase (decrease) in cash, cash equivalents and restricted cash	313,511	214,328	(356,325)
Cash, cash equivalents and restricted cash at beginning of period	411,618	74,009	430,334
Cash, cash equivalents and restricted cash of continuing operations at end of period	$725,129	$288,337	$74,009
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$270,963	$79,263	$137,042
Cash paid for income taxes	5,263	2,755	22,092
Cash paid for Reorganization items, net	443	18,268	183,291
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
The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling interest or is the primary beneficiary. Investments in companies which the Company does not control, but exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.
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
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. On March 26, 2020, the Company announced that it was withdrawing its previously issued financial guidance for the fiscal year ending December 31, 2020 due to heightened uncertainty related to COVID-19. In addition, iHeartCommunications borrowed $350.0 million principal amount under its $450.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) as a precautionary measure to preserve iHeartCommunications’ financial flexibility in light of this uncertainty. The Company repaid the amounts borrowed under the ABL Facility during the second and third quarters of 2020 using cash on hand and the proceeds from the issuance of the incremental term loan (as discussed below). As of September 30, 2020, the ABL Facility had a borrowing base of $365.6 million, no outstanding borrowings and $41.2 million of outstanding letters of credit, resulting in $324.4 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of September 30, 2020, approximately $165 million was available to be drawn upon under the ABL Facility.
In July 2020, iHeartCommunications issued $450.0 million of incremental term loans pursuant to an amendment (the “Amendment No. 2”) to the credit agreement (as amended, the “Credit Agreement”) with iHeartMedia Capital I, LLC as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A., as administrative agent, governing the Company’s $2.5 billion aggregate principal amount of senior secured term loans (the “Term Loan Facility”) and used a portion of the proceeds to repay the $235.0 million outstanding balance under the ABL Facility.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company's revenue in the latter half of the month ended March 31, 2020 and in the three months ended June 30, 2020 was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact. The Company’s revenue continued to be negatively impacted in the three months ended September 30, 2020.
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
As of September 30, 2020, the Company had approximately $713.7 million in cash and cash equivalents.  While the Company expects COVID-19 to continue to negatively impact the results of operations, cash flows and financial position of the Company for some time into the future, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

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
The Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of July 1, 2020. No additional impairment charges were recorded as a result of this assessment. For more information, see Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill.

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
During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2019 related to the Chapter 11 Cases, including professional fees incurred directly as a result of the Chapter 11 Cases are recorded as Reorganization items, net in the Predecessor period.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	Successor Company
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$713,728	$400,300
Restricted cash included in:
Other current assets	10,876	11,318
Other assets	525	—
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$725,129	$411,618
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Upon adoption, the Company recognized a $1.5 million cumulative-effect adjustment to opening retained earnings to reflect expected credit losses in relation to notes receivable held by the Company. In addition, the Company evaluated the potential impact of the COVID-19 pandemic on the collectability of its notes receivable from third-parties. To develop an estimate of the present value of expected cash flows of notes receivable, the Company used a probability-weighted discounted cash flow model. As a result of this analysis, the Company recognized an additional credit loss reserve against available-for-sale debt securities of $5.6 million, which was recognized within Loss on investments, net in the Company's Statement of Comprehensive Loss for the nine months ended September 30, 2020. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The adoption of this standard did not have a significant impact on our financial position, results of operations or cash flows.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Financial Information for Discontinued Operations

Income Statement Information

The following shows the revenue and loss from discontinued operations and gain on disposal of the Predecessor Company's discontinued operations for the period from January 1, 2019 through May 1, 2019:

(In thousands)	Predecessor Company
Period from January 1, 2019 through May 1,
2019
Revenue	$804,566

Loss from discontinued operations before income taxes	$(133,475)
Income tax expense	(6,933)
Loss from discontinued operations, net of taxes	$(140,408)

Gain on disposals before income taxes	$1,825,531
Income tax expense	—
Gain on disposals, net of taxes	$1,825,531

Income from discontinued operations, net of taxes	$1,685,123

In connection with the Separation, the Company and its subsidiaries entered into the agreements described below.
Transition Services Agreement
On the Effective Date, the Company, iHM Management Services, iHeartCommunications and CCOH entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which iHM Management Services agreed to provide, or cause the Company and its subsidiaries to provide CCOH with certain administrative and support services and other assistance which CCOH utilized in the conduct of its business as such business was conducted prior to the Separation, for one year from the Effective Date (subject to certain rights of CCOH to extend up to one additional year, as described below).
The allocation of cost was based on various measures depending on the service provided, which measures include relative revenue, employee headcount, number of users of a service or other factors.
CCOH terminated the Transition Services Agreement on August 31, 2020.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the Successor Company for the periods presented:

Successor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Three Months Ended September 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$404,460	$—	$—	$404,460
Digital(2)	112,589	—	—	112,589
Networks(3)	118,982	—	—	118,982
Sponsorship and Events(4)	28,898	—	—	28,898
Audio and Media Services(5)	—	75,039	(1,762)	73,277
Other(6)	5,791	—	(168)	5,623
Total	670,720	75,039	(1,930)	743,829
Revenue from leases(7)	577	—	—	577
Revenue, total	$671,297	$75,039	$(1,930)	$744,406

Three Months Ended September 30, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$573,048	$—	$—	$573,048
Digital(2)	96,656	—	—	96,656
Networks(3)	160,133	—	—	160,133
Sponsorship and Events(4)	55,541	—	—	55,541
Audio and Media Services(5)	—	59,873	(1,731)	58,142
Other(6)	4,568	—	(168)	4,400
Total	889,946	59,873	(1,899)	947,920
Revenue from leases(7)	418	—	—	418
Revenue, total	$890,364	$59,873	$(1,899)	$948,338

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Successor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Nine Months Ended September 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$1,110,155	$—	$—	$1,110,155
Digital(2)	298,592	—	—	298,592
Networks(3)	349,889	—	—	349,889
Sponsorship and Events(4)	73,055	—	—	73,055
Audio and Media Services(5)	—	174,517	(5,352)	169,165
Other(6)	10,895	—	(503)	10,392
Total	1,842,586	174,517	(5,855)	2,011,248
Revenue from leases(7)	1,440	—	—	1,440
Revenue, total	$1,844,026	$174,517	$(5,855)	$2,012,688

Period from May 2, 2019 through September 30, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$963,588	$—	$—	$963,588
Digital(2)	160,894	—	—	160,894
Networks(3)	265,559	—	—	265,559
Sponsorship and Events(4)	87,331	—	—	87,331
Audio and Media Services(5)	—	100,410	(2,740)	97,670
Other(6)	8,525	—	(280)	8,245
Total	1,485,897	100,410	(3,020)	1,583,287
Revenue from leases(7)	697	—	—	697
Revenue, total	$1,486,594	$100,410	$(3,020)	$1,583,984

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

Predecessor Company
(In thousands)	Audio	Audio and Media Services(1)	Eliminations	Consolidated
Period from January 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio	$657,864	$—	$—	$657,864
Digital	102,789	—	—	102,789
Networks	189,088	—	—	189,088
Sponsorship and Events	50,330	—	—	50,330
Audio and Media Services	—	69,362	(2,325)	67,037
Other	5,910	—	(243)	5,667
Total	1,005,981	69,362	(2,568)	1,072,775
Revenue from leases	696	—	—	696
Revenue, total	$1,006,677	$69,362	$(2,568)	$1,073,471

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

	Successor Company
	Three Months Ended September 30,
(In thousands)	2020	2019
Trade and barter revenues	$41,430	$59,530
Trade and barter expenses	44,109	40,319

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Trade and barter revenues	$113,861	$89,229	$65,934
Trade and barter expenses	116,182	68,342	58,330
The Successor Company recognized barter revenue of $2.3 million, $5.6 million, $7.5 million and $7.5 million in the three months ended September 30, 2020, the three months ended September 30, 2019, the period from May 2, 2019 through September 30, 2019 and the nine months ended September 30, 2020, respectively, in connection with investments made in companies in exchange for advertising services. The Predecessor Company recognized barter revenue of $5.9 million in the period from January 1, 2019 through May 1, 2019 in connection with investments made in companies in exchange for advertising services.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables show the Company’s deferred revenue balance from contracts with customers, excluding discontinued operations:

	Successor Company
	Three Months Ended September 30,
(In thousands)	2020	2019
Deferred revenue from contracts with customers:
Beginning balance(1)	$178,030	$159,752
Revenue recognized, included in beginning balance	(79,261)	(74,875)
Additions, net of revenue recognized during period, and other	73,352	75,660
Ending balance	$172,121	$160,537

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Deferred revenue from contracts with customers:
Beginning balance(1)	$162,068	$151,475	$148,720
Impact of fresh start accounting	—	298	—
Revenue recognized, included in beginning balance	(86,419)	(87,098)	(76,473)
Additions, net of revenue recognized during period, and other	96,472	95,862	79,228
Ending balance	$172,121	$160,537	$151,475
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2020, the Company expects to recognize $262.3 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
Revenue from Leases
As of September 30, 2020, the future lease payments to be received by the Successor Company are as follows:

(In thousands)
2020	$398
2021	1,289
2022	1,045
2023	990
2024	888
Thereafter	11,094
Total	$15,704

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company tests for impairment of right of use assets whenever events and circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2020, the Company recognized a non-cash impairment charge of $5.4 million related to a decision by management to abandon and sublease one of its operating leases.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Cash paid for amounts included in measurement of operating lease liabilities	$99,634	$57,102	$44,888
Lease liabilities arising from obtaining right-of-use assets(1)	$41,982	$13,339	$913,598

(1) Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during the nine months ended September 30, 2020 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor) and the period from May 2, 2019 through September 30, 2019 (Successor).
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Acquisitions
On October 22, 2020, the Company acquired Voxnest, Inc. ("Voxnest") for approximately $50 million. Voxnest is the leading consolidated marketplace for podcasts and podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving and will be included within the Company's Audio segment.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2020 and December 31, 2019, respectively:

(In thousands)	Successor Company
	September 30, 2020	December 31, 2019
Land, buildings and improvements	$383,681	$385,017
Towers, transmitters and studio equipment	165,999	156,739
Furniture and other equipment	407,318	361,527
Construction in progress	31,594	21,287
	988,592	924,570
Less: accumulated depreciation	176,728	77,694
Property, plant and equipment, net	$811,864	$846,876

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
The Company applied fresh start accounting as of May 1, 2019 in connection with its emergence from Chapter 11 bankruptcy, which required stating the Company’s intangible assets at estimated fair value. Such fair values recorded in fresh start accounting reflected the economic conditions in place at the time of emergence. The economic downturn starting in March 2020 and the COVID-19 pandemic had an adverse impact on the trading values of the Company’s publicly-traded debt and equity and on the Company's first quarter 2020 results, and the continuing uncertainty surrounding the duration and magnitude of the economic impact of the pandemic had a negative impact on the Company's forecasted future cash flows. As a result, the Company performed an interim impairment test as of March 31, 2020 on its indefinite-lived FCC licenses.
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
In estimating the fair value of its FCC licenses, the Company obtained the most recent broadcast radio industry revenue projections which considered the impact of COVID-19 on future broadcast radio advertising revenue. Such projections reflected a significant and negative impact from COVID-19. In addition to using these broadcast radio industry revenue projections at the time, the Company used various sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of March 31, 2020. As a result of COVID-19, the United States economy was undergoing a period of economic disruption and uncertainty, which had caused, among other things, lower consumer and business spending. The uncertainty surrounding the projected demand for advertising negatively impacted the key assumptions used in the discounted cash flow models used to value the Company's FCC licenses. Considerations in developing these assumptions included the extent of the economic downturn,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ranges of expected timing of recovery, discount rates and other factors. As a result of the Company’s assessment, the estimated fair value of FCC licenses was determined to be below their carrying values as of March 31, 2020. As a result, during the three months ended March 31, 2020, the Successor Company recognized a non-cash impairment charge of $502.7 million on its FCC licenses.
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
No further impairment was recognized as a result of the Company's annual impairment test on indefinite-lived intangible assets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
forecasted future cash flows. As a result, the Company performed interim impairment tests as of March 31, 2020 on its other intangible assets. Based on the Company’s test of recoverability using estimated undiscounted future cash flows, the carrying values of the Company’s definite-lived intangible assets were determined to be recoverable, and no impairment was recognized.
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2020 and December 31, 2019, respectively:

(In thousands)	Successor Company
	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,627,904	(242,970)	1,629,236	(114,280)
Talent and other contracts	375,600	(71,671)	375,399	(33,739)
Trademarks and tradenames	322,711	(46,072)	321,977	(21,661)
Other	25,249	(3,798)	21,394	(1,786)
Total	$2,351,464	$(364,511)	$2,348,006	$(171,466)
Total amortization expense related to definite-lived intangible assets for the Successor Company for the three months ended September 30, 2020, the three months ended September 30, 2019, the nine months ended September 30, 2020 and the period from May 2, 2019 through September 30, 2019 was $64.5 million, $67.0 million, $193.0 million and $109.5 million, respectively. Total amortization expense related to definite-lived intangible assets for the Predecessor Company for the period from January 1, 2019 through May 1, 2019 was $12.7 million.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2021	$257,354
2022	256,573
2023	248,138
2024	247,364
2025	209,309

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2018 (Predecessor)	$3,330,922	$81,831	$3,412,753
Acquisitions	—	2,767	2,767
Foreign currency	—	(28)	(28)
Balance as of May 1, 2019 (Predecessor)	$3,330,922	$84,570	$3,415,492
Impact of fresh start accounting	(111,712)	19,585	(92,127)

Balance as of May 2, 2019 (Successor)	$3,219,210	$104,155	$3,323,365
Acquisitions	4,637	—	4,637
Dispositions	(9,466)	—	(9,466)
Foreign currency	—	(1)	(1)
Other	7,087	—	7,087
Balance as of December 31, 2019 (Successor)	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Acquisitions	8,114	—	8,114
Foreign currency	—	124	124
Balance as of September 30, 2020 (Successor)	$2,005,208	$104,278	$2,109,486
Goodwill Impairment
The Company performs its annual impairment test on goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.
As described in Note 1, the economic disruption as a result of COVID-19 had a significant impact to the trading values of the Company’s publicly-traded debt and equity and on the Company's results in the latter half of the month ended March 31, 2020. In addition, the Company expected that the pandemic would continue to impact the operating and economic environment of our customers and would impact the near-term spending decisions of advertisers. As a result, the Company performed an interim impairment test on its indefinite-lived intangible assets as of March 31, 2020.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units as of July 1 as part of the annual impairment test. No further impairment was recognized as a result of the Company's annual impairment test on goodwill.
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
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding for the Successor Company as of September 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	Successor Company
	September 30, 2020	December 31, 2019
Term Loan Facility due 2026(1)	$2,085,512	$2,251,271
Incremental Term Loan Facility due 2026(2)	448,875	—
Asset-based Revolving Credit Facility due 2023(2)(3)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(4)	23,004	20,992
Total consolidated secured debt	4,607,391	4,322,263

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	6,548	12,581
Original issue discount	(19,629)	—
Long-term debt fees	(22,485)	(19,428)
Total debt	6,021,825	5,765,416
Less: Current portion	34,379	8,912
Total long-term debt	$5,987,446	$5,756,504
(1)On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the Credit Agreement) plus a margin of 2.00% and to modify certain covenants contained in the Credit Agreement.
(2)On July 16, 2020, iHeartCommunications issued $450.0 million of incremental term loans under the Amendment No. 2, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding on the Company's ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.
(3)On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. During the second and third quarters of 2020, iHeartCommunications voluntarily repaid principal amounts outstanding under the ABL Facility. As of September 30, 2020, the ABL Facility had a borrowing base of $365.6 million, no outstanding borrowings and $41.2 million of outstanding letters of credit, resulting in $324.4 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of September 30, 2020, approximately $165 million was available to be drawn upon under the ABL Facility.
(4)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2021 through 2045.

The Successor Company’s weighted average interest rate was 5.5% and 6.4% as of September 30, 2020 and December 31, 2019, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.9 billion and $6.1 billion as of September 30, 2020 and December 31, 2019, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Successor Company’s debt is classified as either Level 1 or Level 2.

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
Under the terms of the Term Loan Facility Credit Agreement, iHeartCommunications made quarterly payments of $5.25 million during each of the three months ended March 31, 2020 and June 30, 2020 and $6.4 million during the three months ended September 30, 2020.
Mandatorily Redeemable Preferred Stock
On the Effective Date, in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of September 30, 2020, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. As further described below, the iHeart Operations Preferred Stock is mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the three and nine months ended September 30, 2020 the Company recognized $2.7 million and $6.9 million of interest expense related to dividends on mandatorily redeemable preferred stock.
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
Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2020, the Successor Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $19.0 million and $41.7 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest (the “Foreign Ownership Rule”). Under the Plan of Reorganization, the Company committed to file a Petition for Declaratory Ruling ("PDR") requesting the FCC to permit the Company to be up to 100% foreign-owned.
In connection with the Company's emergence from bankruptcy, each of the Company's claimholders in the Chapter 11 Cases (the "Claimholders") was required to provide written certification sufficient for the Company to determine whether issuance of common stock to such Claimholders would cause the Company to violate the Foreign Ownership Rule, and restricted the Company from issuing common stock to Claimholders such that it would cause the Company to exceed an aggregate alien ownership or voting percentage of 22.5 percent.
After emerging from bankruptcy, the Company learned that a group of Claimholders that had certified to having no foreign ownership or voting control subsequently underwent a separate merger transaction without our knowledge or control. As a result of this merger, these Claimholders’ interests in iHeartMedia can be voted by a U.S. subsidiary of a foreign parent. The Company promptly notified the FCC of the merger. The FCC responded to the Company's notification on July 9, 2019, indicating that (1) the FCC had determined that this development is contrary to the public interest, and (2) the FCC deemed the Company to be in compliance with the FCC’s foreign ownership reporting rules, pending its decision on the Company's PDR. On July 25, 2019 the Company filed the PDR. On November 5, 2020, the FCC issued a declaratory ruling granting the relief requested by the PDR (the “Declaratory Ruling”), subject to certain conditions set forth in the Declaratory Ruling.
On November 9, 2020, the Company notified the holders of warrants to purchase the Company’s Class A common stock or Class B common stock (the “Special Warrants”) of the commencement of an exchange process (the notification, the “Exchange Notice,” and the exchange, the “Exchange”). In the Exchange, the Company will exchange all or a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, subject to compliance with the Declaratory Ruling, the Communications Act and FCC rules.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) from continuing operations for the three and nine months ended September 30, 2020 (Successor), the three months ended September 30, 2019, the period from May 2, 2019 through September 30, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively, consisted of the following components:

(In thousands)	Successor Company
	Three Months Ended September 30,
	2020	2019
Current tax expense	$(1,698)	$(4,336)
Deferred tax benefit (expense)	16,926	(12,422)
Income tax benefit (expense)	$15,228	$(16,758)

(In thousands)	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Current tax benefit (expense)	$(5,134)	$(7,283)	$76,744
Deferred tax benefit (expense)	214,615	(25,478)	(115,839)
Income tax benefit (expense)	$209,481	$(32,761)	$(39,095)

The effective tax rate for the Successor Company for the three and nine months ended September 30, 2020 was 32.2% and 9.8%, respectively. The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the impairment charges to non-deductible goodwill discussed in Note 5. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.
The effective tax rate for the Successor Company for the period from May 2, 2019 through September 30, 2019 was 39.0%. The effective tax rate for continuing operations of the Predecessor Company for the period from January 1, 2019 through May 1, 2019 (Predecessor) was 0.4%. The income tax expense for the period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss carryforwards from the cancellation of debt income realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.

On March 27, 2020 the CARES Act, which included numerous tax provisions, was signed into law.  While the Company is continuing to evaluate the impact of the enacted tax provisions as additional guidance is provided, upon the Company's initial review the provision with the most significant impact on the Company’s income taxes is the increase to the Section 163(j) interest deduction limitation and the ability to elect to use the Company’s 2019 Adjusted Taxable Income (as defined under Section 163(j)) for purposes of calculating the 2020 Section 163(j) limitation. There were several other tax provisions included in the CARES Act allowing companies more flexibility in carrying back net operating losses generated in 2018, 2019 or 2020, temporarily eliminating the provision limiting net operating losses utilization to 80% of taxable income and the acceleration of

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
refunds available from alternative minimum tax credits.  The Company does not expect to benefit from any of these provisions.  In addition to the income tax provisions mentioned above, the CARES Act also included provisions impacting employment taxes allowing companies to defer the payment of the employee portion of certain employment taxes that would be due from the enactment date through January 1, 2021.  The amounts deferred are due fifty percent by December 31, 2021 and fifty percent by December 31, 2022.  The Company has deferred $20.3 million in employment taxes as of September 30, 2020. In addition, the CARES Act included a provision providing an Employee Retention tax credit, which would offset employment taxes, for qualified companies and wages.  The Company has recorded approximately $0.7 million in credits during 2020.

NOTE 9 – STOCKHOLDER'S EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan, the Company has granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Share-based Compensation
Share-based compensation expenses are recorded in corporate expenses and were $5.9 million, $17.1 million, $14.7 million and $20.2 million for the Successor Company for three months ended September 30, 2020, the three months ended September 30, 2019, the nine months ended September 30, 2020 and the period from May 2, 2019 through September 30, 2019, respectively. Share-based compensation expenses for the Predecessor Company were $0.5 million for the period from January 1, 2019 through May 1, 2019.
In August 2020, the Company issued performance-based restricted stock units ("Performance RSUs") to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the three months ended September 30, 2020, the Company recognized $1.1 million in relation to these Performance RSUs.
As of September 30, 2020, there was $58.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3 years. In addition, as of September 30, 2020, there was $3.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on certain performance conditions.
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
The following table presents the Successor Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of September 30, 2020:

September 30, 2020
(Unaudited)
Successor Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	63,447,152
Successor Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	6,893,636
Successor Special Warrants	76,051,430
Total Successor Class A Common Stock, Class B Common Stock and Special Warrants issued	146,392,218
During the three and nine months ended September 30, 2020, stockholders converted 7,263 and 13,323 shares of the Class B common stock into Class A common stock, respectively. During the three and nine months ended September 30, 2019, stockholders converted 21,623 shares of the Class B common stock into Class A common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Successor Class A common stock or Successor Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Successor Company's outstanding Class A common stock, (b) more than 22.5 percent of the Successor Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the  Company exceeding any other applicable foreign ownership threshold or (d) violation of any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.  The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest.  As described further in Note 7 above, on July 25, 2019, the Company filed a PDR requesting FCC consent to exceed the 25 percent foreign ownership and voting benchmarks that currently apply to us. On November 5, 2020, the FCC issued the Declaratory Ruling granting the relief requested by the PDR.
On November 9, 2020, the Company sent Exchange Notices to the holders of Special Warrants, notifying them of the Exchange process. In the Exchange, the Company will exchange all or a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, subject to compliance with the Declaratory Ruling, the Communications Act, and FCC rules.
During the three and nine months ended September 30, 2020, stockholders exercised 1,986,278 and 4,990,132 Special Warrants for an equivalent number of shares of Class A common stock, respectively. During the three and nine months ended September 30, 2020, stockholders exercised 704 and 2,049 Special Warrants for an equivalent number of shares of Class B common stock, respectively. During the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019, stockholders exercised 164,310 Special Warrants for an equivalent number of shares of Class A common stock. During the three months ended September 30, 2019 and the period from May 2, 2019 through September 30, 2019, stockholders exercised 32 Special Warrants for an equivalent number of shares of Class B common stock.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Income (Loss) per Share

(In thousands, except per share data)	Successor Company
	Three Months Ended September 30,
	2020	2019
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(32,112)	$12,374

DENOMINATOR(1):
Weighted average common shares outstanding - basic	146,152	145,720
Stock options and restricted stock(2):	—	120
Weighted average common shares outstanding - diluted	146,152	145,840

Net income (loss) attributable to the Company per common share:
Basic	$(0.22)	$0.08
Diluted	$(0.22)	$0.08

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands, except per share data)	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(1,918,165)	$51,167	$11,184,141
Exclude:
Income from discontinued operations, net of tax	$—	$—	$1,685,123
Noncontrolling interest from discontinued operations, net of tax - common shares	—	—	19,028
Total income from discontinued operations, net of tax - common shares	$—	$—	$1,704,151
Income (loss) from continuing operations	$(1,918,165)	$51,167	$9,479,990

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,911	145,543	86,241
Stock options and restricted stock(2):	—	112	—
Weighted average common shares outstanding - diluted	145,911	145,655	86,241

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$(13.15)	$0.35	$109.92
From discontinued operations - Basic	$—	$—	$19.76
From continuing operations - Diluted	$(13.15)	$0.35	$109.92
From discontinued operations - Diluted	$—	$—	$19.76
(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Successor Company for the three months ended September 30, 2020, the period from May 2, 2019 through September 30, 2019 and the nine months ended September 30, 2020.
(2)Outstanding equity awards representing 9.6 million, 8.1 million, 5.6 million and 8.5 million shares of Class A common stock of the Successor Company for the three months ended September 30, 2020, the three months ended September 30, 2019, the period from May 2, 2019 through September 30, 2019 and the nine months ended September 30, 2020 were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Outstanding equity awards representing 5.9 million shares of Class A common stock of the Predecessor Company for the period from January 1, 2019 through May 1, 2019 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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
The following tables present the Company's segment results for the Successor Company for the periods presented:

Successor Company
(In thousands)	Audio	Audio & Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2020
Revenue	$671,297	$75,039	$—	$(1,930)	$744,406
Direct operating expenses	269,798	8,308	—	(1,387)	276,719
Selling, general and administrative expenses	253,147	39,965	—	(531)	292,581
Corporate expenses	—	—	34,669	(12)	34,657
Depreciation and amortization	90,901	5,894	2,584	—	99,379
Impairment charges	—	—	—	—	—
Other operating expense, net	—	—	1,675	—	1,675
Operating income (loss)	$57,451	$20,872	$(38,928)	$—	$39,395
Intersegment revenues	$168	$1,762	$—	$—	$1,930
Capital expenditures	$17,574	$850	$553	$—	$18,977
Share-based compensation expense	$—	$—	$5,885	$—	$5,885

Three Months Ended September 30, 2019
Revenue	$890,364	$59,873	$—	$(1,899)	$948,338
Direct operating expenses	309,753	7,281	—	(294)	316,740
Selling, general and administrative expenses	292,121	36,587	—	(1,593)	327,115
Corporate expenses	—	—	58,525	(12)	58,513
Depreciation and amortization	87,620	5,971	1,677	—	95,268
Other operating expense, net	—	—	9,880	—	9,880
Operating income (loss)	$200,870	$10,034	$(70,082)	$—	$140,822
Intersegment revenues	$168	$1,731	$—	$—	$1,899
Capital expenditures	$23,705	$1,994	$3,171	$—	$28,870
Share-based compensation expense	$—	$—	$17,112	$—	$17,112

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Successor Company
(In thousands)	Audio	Audio & Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2020
Revenue	$1,844,026	$174,517	$—	$(5,855)	$2,012,688
Direct operating expenses	808,561	23,815	—	(4,159)	828,217
Selling, general and administrative expenses	792,448	107,149	—	(1,656)	897,941
Corporate expenses	—	—	101,065	(40)	101,025
Depreciation and amortization	274,600	17,428	7,466	—	299,494
Impairment charges	—	—	1,733,235	—	1,733,235
Other operating expense, net	—	—	3,247	—	3,247
Operating income (loss)	$(31,583)	$26,125	$(1,845,013)	$—	$(1,850,471)
Intersegment revenues	$503	$5,352	$—	$—	$5,855
Capital expenditures	$50,374	$2,473	$5,676	$—	$58,523
Share-based compensation expense	$—	$—	$14,728	$—	$14,728

Period from May 2, 2019 through September 30, 2019
Revenue	$1,486,594	$100,410	$—	$(3,020)	$1,583,984
Direct operating expenses	503,705	12,153	—	(346)	515,512
Selling, general and administrative expenses	488,955	61,045	—	(2,654)	547,346
Corporate expenses	—	—	85,351	(20)	85,331
Depreciation and amortization	142,312	9,590	2,749	—	154,651
Impairment charges	—	—	—	—	—
Other operating expense, net	—	—	6,634	—	6,634
Operating income (loss)	$351,622	$17,622	$(94,734)	$—	$274,510
Intersegment revenues	$280	$2,740	$—	$—	$3,020
Capital expenditures	$37,259	$2,824	$6,222	$—	$46,305
Share-based compensation expense	$—	$—	$20,151	$—	$20,151

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company's segment results for the Predecessor Company for the periods presented. The presentation of prior period amounts has been restated to conform to the presentation of the Successor period.

Predecessor Company
(In thousands)	Audio	Audio & Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Period from January 1, 2019 through May 1, 2019
Revenue	$1,006,677	$69,362	$—	$(2,568)	$1,073,471
Direct operating expenses	371,989	9,559	—	(364)	381,184
Selling, general and administrative expenses	383,342	46,072	—	(2,184)	427,230
Corporate expenses			53,667	(20)	53,647
Depreciation and amortization	41,233	5,266	6,335	—	52,834
Impairment charges	—	—	91,382	—	91,382
Other operating expense, net	—	—	154	—	154
Operating income (loss)	$210,113	$8,465	$(151,538)	$—	$67,040
Intersegment revenues	$243	$2,325	$—	$—	$2,568
Capital expenditures	$31,177	$1,263	$3,757	$—	$36,197
Share-based compensation expense	$—	$—	$498	$—	$498

NOTE 11 – REORGANIZATION ITEMS, NET
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the periods presented and were as follows:

(In thousands)	Successor Company
	Three Months Ended September 30,
	2020	2019
Cash payments for Reorganization items, net	$—	$5,219

(In thousands)	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,
	2020	2019	2019
Professional fees and other bankruptcy related costs	$—	$—	$(157,487)
Net gain on settlement of Liabilities subject to compromise	—	—	7,192,374
Impact of fresh start adjustments	—	—	2,430,944
Other items, net	—	—	(4,005)
Reorganization items, net	$—	$—	$9,461,826

Cash payments for Reorganization items, net	$443	$18,268	$183,291
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases.
The Company incurred additional professional fees related to the bankruptcy, post-emergence, of $0.9 million, $12.4 million, $5.4 million and $21.5 million for the three months ended September 30, 2020, the three months ended September 30, 2019, the

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
nine months ended September 30, 2020 and the period from May 2, 2019 through September 30, 2019, respectively, which are included within Other income (expense), net in the Company's Consolidated Statements of Comprehensive Income (Loss).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q of iHeartMedia, Inc. (the "Company," "iHeartMedia," "we," or "us").
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
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  A recession or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue. In light of the novel coronavirus pandemic (“COVID-19”) and the resulting recession impacting the U.S. economy, our revenue for the three and nine months ended September 30, 2020 has declined significantly compared to the comparable periods in 2019 and we expect our full year 2020 revenue to decline compared to 2019, largely as a result of a decline in consumer and business spending and the related impact to the demand for advertising and pricing pressure resulting from greater competition for available advertising dollars. Beginning in March 2020 and continuing in the following months, we saw a sharp decline in each of our Broadcast radio, Networks and Sponsorships revenue streams. Although revenue increased substantially from the second quarter of 2020 to the third quarter of 2020, we continued to see year-over-year declines in our Broadcast radio, Networks and Sponsorships revenue streams. Revenue from our Audio and Media Services increased, primarily as a result of higher political revenue, which resulted in an increase of $16.2 million and $25.1 million in the three and nine months ended September 30, 2020, respectively.
When the business environment recovers, we expect that the traditional promotional use of radio to be a strong benefit to us. As businesses reopen both nationally and locally, we believe that we are advantaged by our unparalleled reach and the live and local trusted voices that advertisers need to get their messages out quickly.
In the first quarter of 2020, we announced our modernization initiatives, which will take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. Our investments in modernization are expected to deliver annualized run-rate cost savings of approximately $100 million by mid-year 2021, and we expect to achieve approximately 50% of our anticipated run-rate savings in 2020. In addition, in response to the COVID-19 pandemic, we have taken steps to significantly reduce our capital and operating expenditures for the remainder of 2020. These initiatives are expected to generate approximately $200 million in operating cost savings in 2020. For more information, please see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.

On March 26, 2020, we announced the withdrawal of our previously issued financial guidance for the fiscal year ending December 31, 2020 due to heightened uncertainty related to COVID-19. As a precautionary measure to preserve financial flexibility in light of this uncertainty, we borrowed $350.0 million principal amount under our senior secured asset-based revolving credit facility (the “ABL Facility”). During the second and third quarters of 2020, we repaid the amounts outstanding under our ABL Facility using cash on hand and the proceeds from the issuance of our Incremental Term Loan Facility (as defined below), resulting in no balance outstanding under the facility as of September 30, 2020 and borrowing capacity of $165 million, as a result of restrictions in iHeartMedia’s debt and preferred stock agreements.
In July 2020, iHeartCommunications issued $450.0 million of incremental term loans pursuant to an amendment (the “Incremental Term Loan Facility”) to the credit agreement (as amended, the “Credit Agreement”) with iHeartMedia Capital I, LLC ("Capital I"), as guarantor, certain subsidiaries of iHeartCommunications, Inc. ("iHeartCommunications"), as guarantors, and Bank of America, N.A., as administrative agent, governing the Company’s $2.5 billion aggregate principal amount of senior secured term loans (the “Term Loan Facility”), resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds was used to repay the balance outstanding on our ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. For more information please refer to the “Liquidity and Capital Resources section” in this MD&A.
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
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. No impairment was required as part of the 2020 annual impairment testing. For more information, see Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges and annual impairment tests.
While we believe we made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our long-lived assets, indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the magnitude of the economic downturn caused by the COVID-19 pandemic, as well as the timing of any recovery. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
Emergence from Bankruptcy
On March 14, 2018, iHeartMedia, iHeartCommunications, and certain of the Company's direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). On April 28, 2018, the Debtors filed a plan of reorganization and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court, which was subsequently amended by filing the second, third, fourth and fifth amended Plan of Reorganization and amended versions of the Disclosure Statement. On January 22, 2019, the Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and Its Debtor Affiliates (as further modified, the “Plan of Reorganization”) was confirmed by the Bankruptcy Court.
On May 1, 2019 (the “Effective Date”), the Debtors emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which Clear Channel Outdoor Holdings, Inc. (“CCOH”), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims (“Claimholders”) in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million ABL Facility and (B) issuing to certain Claimholders, on account of their claims, the approximately $3.5 billion aggregate principal amount Term Loan Facility, approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “6.375% Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and Special Warrants to Claimholders, subject to ownership restrictions imposed by the Federal Communications’ Commission (“FCC”),

(iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
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
Combined Results
Our financial results for the periods from January 1, 2019 through May 1, 2019 are referred to as those of the “Predecessor” period. Our financial results for the period from May 2, 2019 through September 30, 2019, the three months ended September 30, 2020 and the nine months ended September 30, 2020 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2019 through May 1, 2019 and the period from May 2, 2019 through September 30, 2019 separately, management views the Company’s operating results for the three and nine months ended September 30, 2019 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison to our results in the three and nine months ended September 30, 2020.

The Company cannot adequately benchmark the operating results of the period from May 2, 2019 through September 30, 2019 against any of the current periods reported in its Consolidated Financial Statements without combining it with the period from January 1, 2019 through May 1, 2019 and does not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, operating income and Adjusted EBITDA for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the three and nine months ended September 30, 2019.

The combined results for the nine months ended September 30, 2019, which we refer to herein as the results for the “nine months ended September 30, 2019” represent the sum of the reported amounts for the Predecessor period from January 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through September 30, 2019. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

Executive Summary
As 2020 began, we saw strong growth across our revenue streams in January and February, particularly from digital and from political advertising. However, while digital and political revenue continued to grow, the economic downturn as a result of the COVID-19 pandemic had a significant and negative impact on our other revenue streams beginning in March 2020 and continuing through the third quarter of 2020, including broadcast radio which is our largest revenue stream. Although revenue improved significantly from the second quarter of 2020, we continued to experience a decline in advertising spend and the postponement or cancellation of certain tent-pole events drove an overall decrease in revenue for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The extent of the economic downturn and the timing of recovery, as well as the future impact on our operations, are subject to significant uncertainty. In an effort to further strengthen the Company's financial flexibility and efficiently manage through the COVID-19 pandemic, we implemented measures to cut costs and preserve cash. For additional information on these actions, see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
The key developments that impacted our business during the quarter are summarized below:
•Effects of the COVID-19 pandemic adversely impacted revenue for all revenue streams, with the exception of political revenue.
•Revenue of $744.4 million decreased 21.5% during the quarter ended September 30, 2020 compared to Revenue of $948.3 million in the prior year's quarter and increased 52.7% compared to the quarter ended June 30, 2020.
•Operating income of $39.4 million was down from $140.8 million in the prior year’s quarter.
•Net loss of $32.1 million as compared to Net income of $12.4 million in the prior year's quarter.
•Adjusted EBITDA(1) of $162.1 million, was down from $274.7 million compared to prior year's quarter and was up significantly compared to the quarter ended June 30, 2020.
•Cash flows provided by operating activities from continuing operations of $33.3 million increased from Cash flows used for operating activities of $180.3 million in the prior year's quarter.
•Free cash flow(2) (used for) continuing operations of $14.3 million decreased from $151.5 million in the prior year's quarter.
•Issued $450.0 million of incremental Term Loan commitments, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Successor Company
	Three Months Ended September 30,		%
	2020	2019	Change
Revenue	$744,406	$948,338	(21.5)%
Operating income	$39,395	$140,822	(72.0)%
Net income (loss)	$(32,112)	$12,374	NM
Cash provided by (used for) operating activities from continuing operations	$33,252	$180,341	(81.6)%

Adjusted EBITDA(1)	$162,124	$274,656	(41.0)%
Free cash flow from (used for) continuing operations(2)	$14,275	$151,471	(90.6)%
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

Results of Operations
The tables below present the comparison of our historical results of operations for the periods presented:

(In thousands)	Successor Company
	Three Months Ended September 30,
	2020	2019
Revenue	$744,406	$948,338
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	276,719	316,740
Selling, general and administrative expenses (excludes depreciation and amortization)	292,581	327,115
Corporate expenses (excludes depreciation and amortization)	34,657	58,513
Depreciation and amortization	99,379	95,268
Other operating expense, net	1,675	9,880
Operating income	39,395	140,822
Interest expense, net	85,562	100,967
Gain on investments, net	62	1,735
Equity in loss of nonconsolidated affiliates	(58)	(1)
Other expense, net	(1,177)	(12,457)
Income (loss) from continuing operations before income taxes	(47,340)	29,132
Income tax benefit (expense)	15,228	(16,758)
Net income (loss)	(32,112)	12,374
Less amount attributable to noncontrolling interest	—	—
Net income (loss) attributable to the Company	$(32,112)	$12,374

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2020	2019	2019	2019
Revenue	$2,012,688	$1,583,984	$1,073,471	$2,657,455
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	828,217	515,512	381,184	896,696
Selling, general and administrative expenses (excludes depreciation and amortization)	897,941	547,346	427,230	974,576
Corporate expenses (excludes depreciation and amortization)	101,025	85,331	53,647	138,978
Depreciation and amortization	299,494	154,651	52,834	207,485
Impairment charges	1,733,235	—	91,382	91,382
Other operating expense, net	3,247	6,634	154	6,788
Operating income (loss)	(1,850,471)	274,510	67,040	341,550
Interest expense (income), net	257,614	170,678	(499)	170,179
Gain (loss) on investments, net	(8,613)	1,735	(10,237)	(8,502)
Equity in loss of nonconsolidated affiliates	(653)	(25)	(66)	(91)
Other income (expense), net	(10,295)	(21,614)	23	(21,591)
Reorganization items, net	—	—	9,461,826	9,461,826
Income (loss) from continuing operations before income taxes	(2,127,646)	83,928	9,519,085	9,603,013
Income tax benefit (expense)	209,481	(32,761)	(39,095)	(71,856)
Income (loss) from continuing operations	(1,918,165)	51,167	9,479,990	9,531,157
Income from discontinued operations, net of tax	—	—	1,685,123	1,685,123
Net income (loss)	(1,918,165)	51,167	11,165,113	11,216,280
Less amount attributable to noncontrolling interest	—	—	(19,028)	(19,028)
Net income (loss) attributable to the Company	$(1,918,165)	$51,167	$11,184,141	$11,235,308

The tables below present the comparison of our revenue streams for the periods presented:

(In thousands)	Successor Company
	Three Months Ended September 30,		%
	2020	2019	Change
Broadcast Radio	$404,460	$573,048	(29.4)%
Digital	112,589	96,656	16.5%
Networks	118,982	160,133	(25.7)%
Sponsorship and Events	28,898	55,541	(48.0)%
Audio and Media Services	75,039	59,873	25.3%
Other	6,368	4,986	27.7%
Eliminations	(1,930)	(1,899)
Revenue, total	$744,406	$948,338	(21.5)%

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,	%
	2020	2019	2019	2019	Change
Broadcast Radio	$1,110,155	$963,588	$657,864	$1,621,452	(31.5)%
Digital	298,592	160,894	102,789	263,683	13.2%
Networks	349,889	265,559	189,088	454,647	(23.0)%
Sponsorship and Events	73,055	87,331	50,330	137,661	(46.9)%
Audio and Media Services	174,517	100,410	69,362	169,772	2.8%
Other	12,335	9,222	6,606	15,828	(22.1)%
Eliminations	(5,855)	(3,020)	(2,568)	(5,588)
Revenue, total	$2,012,688	$1,583,984	$1,073,471	$2,657,455	(24.3)%

Consolidated results for the three months ended September 30, 2020 compared to the consolidated results for the three months ended September 30, 2019 and consolidated results for the nine months ended September 30, 2020 compared to the combined results for the nine months ended September 30, 2019 were as follows:

Revenue
Revenue decreased $203.9 million during the three months ended September 30, 2020 compared to the same period of 2019. The decrease in Revenue is attributable to the macroeconomic effects of COVID-19, which began to unfold into a global pandemic in early March of 2020, resulting in a significant economic downturn due to the shut-down of non-essential businesses and shelter-in-place orders. The impact continued through the third quarter of 2020, resulting in significant revenue declines impacting most of our revenue streams primarily as a result of a decrease in broadcast radio advertising spend. Broadcast revenue decreased $168.6 million, driven by a $107.7 million decrease in Local spot revenue and a $56.1 million decrease in National spot revenue. Revenue from our Network businesses, including both Premiere and Total Traffic & Weather, was also impacted by the downturn, resulting in a decrease of $41.2 million. Revenue from Sponsorship and Events decreased by $26.6 million, primarily as a result of the postponement or cancellations of events in response to the COVID-19 pandemic. Digital revenue increased $15.9 million, driven primarily by continued growth in podcasting. Audio and Media Services revenue increased $15.2 million primarily due to a $16.2 million increase in political revenue as a result of 2020 being a presidential election year, partially offset by the effects of COVID-19 on advertising spend.

Revenue decreased $644.8 million during the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in Revenue is primarily attributable to the macroeconomic effects of COVID-19, which began to unfold into a global pandemic in early March of 2020, resulting in a significant economic downturn due to the shut-down of non-essential businesses and shelter-in-place orders. Strong Revenue growth in January and February was followed by a sharp decline in revenue in March, which continued through the second and third quarters of 2020, resulting in significant revenue declines impacting most of our revenue streams, primarily as a result of a decrease in broadcast radio advertising spend. Broadcast revenue decreased $511.3 million, driven by a $322.4 million decrease in Local spot revenue and a $177.9 million decrease in National spot revenue. The decrease in Broadcast revenue was offset by a $30.2 million increase in political revenue as a result of 2020 being a presidential election year. Revenue from our Network businesses, including both Premiere and Total Traffic & Weather, was also impacted by the downturn, resulting in a decrease of $104.8 million. Revenue from Sponsorship and Events decreased by $64.6 million, primarily as a result of the postponement or cancellation of events in response to the COVID-19 pandemic. Digital revenue increased $34.9 million, driven primarily by continued growth in podcasting. Audio and Media Services revenue increased $4.7 million due to a $25.1 million increase in political revenue as a result of 2020 being a presidential election year, offset by the effects of COVID-19 on advertising spend.

Direct Operating Expenses
Direct operating expenses decreased $40.0 million during the three months ended September 30, 2020 compared to the same period of 2019. The decrease in Direct operating expenses was driven primarily by lower employee compensation expenses resulting from our modernization initiatives and cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, variable operating expenses, including music license and performance royalty fees, decreased in relation to lower revenue recognized during the period. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic.
Direct operating expenses decreased $68.5 million during the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in Direct operating expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, variable operating expenses, including music license and performance royalty fees, decreased in relation to lower revenue recognized during the period. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic. The decrease in Direct operating expenses was partially offset by severance payments and other costs specific to our modernization initiatives, which were incurred mainly in January and February, as well as higher content costs from higher podcasting and digital subscription revenue.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $34.5 million during the three months ended September 30, 2020 compared to the same period of 2019. The decrease in SG&A expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic, along with lower sales commissions, which were impacted by the decrease in revenue. Travel and entertainment expenses also decreased primarily as a result of operating-expense-saving initiatives put into place in response to the COVID-19 pandemic.

SG&A expenses decreased $76.6 million during the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in SG&A expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic, along with lower sales commissions, which were impacted by the decrease in revenue. Travel and entertainment expenses also decreased primarily as a result of operating-expense-saving initiatives put into place in response to the COVID-19 pandemic, as well as trade and barter expenses primarily driven by lower Local trade expenses, which declined in line with lower trade revenue. The decrease in SG&A expenses was partially offset by costs incurred in relation to our modernization initiatives announced in the first quarter of 2020 and higher bad debt expense.

Corporate Expenses
Corporate expenses decreased $23.9 million during the three months ended September 30, 2020 compared to the same period of 2019, as a result of lower employee compensation, including variable incentive expenses and employee benefits, resulting from cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, share-based compensation expense decreased $11.2 million as a result of incremental share-based compensation expenses recognized in the three months ended September 30, 2019 in relation to a portion of the equity awards that vested upon our listing on Nasdaq in July 2019.

Corporate expenses decreased $38.0 million during the nine months ended September 30, 2020 compared to the same period of 2019, as a result of lower employee compensation, including variable incentive expenses and employee benefits, resulting from cost reduction initiatives taken in response to the COVID-19 pandemic. The decrease in Corporate expenses was partially offset by costs incurred to support our modernization initiatives in January and February.

Depreciation and Amortization
Depreciation and amortization increased $4.1 million during the three months ended September 30, 2020 compared to the same period of 2019, primarily as a result of higher depreciation resulting from our investments in IT infrastructure. Depreciation and amortization increased $92.0 million during the nine months ended September 30, 2020, compared to the same period of 2019, respectively, primarily as a result of the application of fresh start accounting, which resulted in significantly higher values of our tangible and intangible long-lived assets.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. As discussed above, as a result of the assumed potential adverse effects caused by the COVID-19 pandemic on estimated future cash flows, we recognized non-cash impairment charges to our indefinite-lived intangible assets and goodwill of $1.7 billion in the first quarter of 2020. No impairment charges were recorded in the third quarter of 2020 in connection with our annual impairment test.

We recognized non-cash impairment charges of $91.4 million in the nine months ended September 30, 2019 on our indefinite-lived FCC licenses as a result of an increase in our weighted average cost of capital. See Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Expense, Net
Other operating expense, net of $1.7 million and $9.9 million for the three months ended September 30, 2020 and 2019, respectively, and Other operating expense, net of $3.2 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively, relate to net losses recognized on asset disposals.
Interest Expense
Interest expense decreased $15.4 million during the three months ended September 30, 2020 compared to the same period of 2019, primarily as a result of the impact of lower LIBOR rates, as well as the impact of the amendment to the Term Loan Facility in the first quarter of 2020, resulting in a 1.00% reduction in the Term Loan Facility interest rate.

Interest expense increased $87.4 million during the nine months ended September 30, 2020 compared to the same period of 2019 as a result of the interest recognized on the new debt issued in connection with our emergence from the Chapter 11 Cases. During the period from March 14, 2018 to May 1, 2019, while the Company was a debtor-in-possession, no interest expense was recognized on pre-petition debt. The increase was offset by a decrease in interest expense driven by the impact of lower LIBOR rates, as well as the impact of the amendment to the Term Loan Facility in the first quarter of 2020, resulting in a 1.00% reduction in the Term Loan Facility interest rate.

In the Predecessor period, we ceased to accrue interest expense on long-term debt, which was reclassified as Liabilities subject to compromise as of March 14, 2018 (the “Petition Date”), resulting in $533.4 million in contractual interest not being accrued on pre-petition indebtedness for the period from January 1, 2019 to May 1, 2019.

Gain (Loss) on Investments, Net
During the three and nine months ended September 30, 2020, we recognized a gain on investments, net of $0.1 million and a loss on investments of $8.6 million, respectively. The loss on investments, net recognized during the nine months ended September 30, 2020 was primarily in connection with estimated credit losses and declines in the value of our investments.

During the three and nine months ended September 30, 2019, we recognized a gain of $1.7 million and a loss of $8.5 million, respectively. The loss on investments, net recognized during the nine months ended September 30, 2019 was primarily in connection with declines in the value of our investments.

Other Income (Expense), Net
Other expense, net was $1.2 million and $10.3 million for the three and nine months ended September 30, 2020, respectively. Other expense, net for the nine months ended September 30, 2020 related primarily to costs incurred to amend our Term Loan Facility and professional fees incurred in connection with the Chapter 11 Cases in the Successor period.

Other expense, net was $12.5 million and $21.6 million for the three and nine months ended September 30, 2019, respectively. Other expense, net for the three and nine months ended September 30, 2019 related primarily to professional fees incurred directly in connection with the Chapter 11 Cases in the Successor period. Such expenses were included within Reorganization items, net in the post-petition period while the Company was a debtor-in-possession.

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

Income Tax Benefit (Expense)

The effective tax rate for the Successor Company for the three and nine months ended September 30, 2020 was 32.2% and 9.8%, respectively. The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the impairment charges discussed above. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

The effective tax rate for the Successor Company for the period from May 2, 2019 through September 30, 2019 was 39.0%. The effective tax rate for continuing operations of the Predecessor Company for the period from January 1, 2019 through May 1, 2019 (Predecessor) was 0.4%. The income tax expense for the period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss carryforwards from the cancellation of debt income realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.

Income from Discontinued Operations, Net

During the nine months ended September 30, 2019, we recognized Income from discontinued operations, net of tax of $1,685.1 million related to the separation of our domestic and international outdoor advertising businesses, which were previously reported as the Americas outdoor and International outdoor segments prior to the Separation.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company decreased $44.5 million to $32.1 million during the three months ended September 30, 2020 compared to Net income attributable to the Company of $12.4 million during the three months ended September 30, 2019, primarily as a result of the decrease in Revenue, partially offset by lower operating expenses, in addition to the other factors discussed above.

Net loss attributable to the Company decreased $13,153.5 million to $1,918.2 million during the nine months ended September 30, 2020 compared to Net income attributable to the Company of $11,235.3 million during the nine months ended September 30, 2019, primarily as a result of the $9.5 billion gain from Reorganization items net related to the Chapter 11 Cases in the 2019 period, the $1.7 billion gain on disposal of our Outdoor business in the 2019 period and due to the other factors discussed above.
Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Successor Company
	Three Months Ended September 30,
	2020	2019
Operating income	$39,395	$140,822
Depreciation and amortization	99,379	95,268
Other operating expense, net	1,675	9,880
Share-based compensation expense	5,885	17,112
Restructuring and reorganization expenses	15,790	11,574
Adjusted EBITDA(1)	$162,124	$274,656

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2020	2019	2019	2019
Operating income (loss)	$(1,850,471)	$274,510	$67,040	$341,550
Depreciation and amortization	299,494	154,651	52,834	207,485
Impairment charges	1,733,235	—	91,382	91,382
Other operating expense, net	3,247	6,634	154	6,788
Share-based compensation expense	14,728	20,151	498	20,649
Restructuring and reorganization expenses	72,947	13,463	13,241	26,704
Adjusted EBITDA(1)	$273,180	$469,409	$225,149	$694,558

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Successor Company
	Three Months Ended September 30,
	2020	2019
Net income (loss)	$(32,112)	$12,374
Income tax (benefit) expense	(15,228)	16,758
Interest expense, net	85,562	100,967
Depreciation and amortization	99,379	95,268
EBITDA	$137,601	$225,367
Gain on investments, net	(62)	(1,735)
Other expense, net	1,177	12,457
Equity in loss of nonconsolidated affiliates	58	1
Other operating expense, net	1,675	9,880
Share-based compensation expense	5,885	17,112
Restructuring and reorganization expenses	15,790	11,574
Adjusted EBITDA(1)	$162,124	$274,656

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2020	2019	2019	2019
Net income (loss)	$(1,918,165)	$51,167	$11,165,113	$11,216,280
Income from discontinued operations, net of tax	—	—	(1,685,123)	(1,685,123)
Income tax (benefit) expense	(209,481)	32,761	39,095	71,856
Interest expense (income), net	257,614	170,678	(499)	170,179
Depreciation and amortization	299,494	154,651	52,834	207,485
EBITDA	$(1,570,538)	$409,257	$9,571,420	$9,980,677
Reorganization items, net	—	—	(9,461,826)	(9,461,826)
(Gain) Loss on investments, net	8,613	(1,735)	10,237	8,502
Other (income) expense, net	10,295	21,614	(23)	21,591
Equity in loss of nonconsolidated affiliates	653	25	66	91
Impairment charges	1,733,235	—	91,382	91,382
Other operating expense, net	3,247	6,634	154	6,788
Share-based compensation expense	14,728	20,151	498	20,649
Restructuring and reorganization expenses	72,947	13,463	13,241	26,704
Adjusted EBITDA(1)	$273,180	$469,409	$225,149	$694,558
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring and reorganization expenses included within Direct operating expenses, SG&A expenses and Corporate expenses, and share-based compensation expenses included within Corporate expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense (income), net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude (Income) loss from discontinued operations, net of tax, Income tax (benefit) expense, Interest expense (income), net, Depreciation and amortization, Reorganization items, net, (Gain) Loss on investments, net, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense (income), net, Share-based compensation expense, and restructuring and reorganization expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. Reorganization expenses primarily include the amortization of retention bonus amounts paid or payable to certain members of management directly as a result of the Reorganization. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash Provided by Operating Activities from Continuing Operations to Free Cash Flow from Continuing Operations

(In thousands)	Successor Company
	Three Months Ended September 30,
	2020	2019
Cash provided by operating activities from continuing operations	$33,252	$180,341
Purchases of property, plant and equipment by continuing operations	(18,977)	(28,870)
Free cash flow from continuing operations(1)	$14,275	$151,471

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2020	2019	2019	2019
Cash provided by (used for) operating activities from continuing operations	$136,161	$263,542	$(7,505)	$256,037
Purchases of property, plant and equipment by continuing operations	(58,523)	(46,305)	(36,197)	(82,502)
Free cash flow from (used for) continuing operations(1)	$77,638	$217,237	$(43,702)	$173,535
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
Share-based compensation expenses are recorded in corporate expenses and were $5.9 million and $17.1 million for the three months ended September 30, 2020 and 2019, respectively, and $14.7 million and $20.6 million for the nine months ended September 30, 2020 and 2019, respectively.
In August 2020, we issued performance-based restricted stock units ("Performance RSUs") to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the three months ended September 30, 2020, we recognized $1.1 million in relation to these performance-based RSUs.
As of September 30, 2020, there was $58.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3 years. In addition, as of September 30, 2020, there was $3.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on performance conditions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Nine Months Ended September 30,	Period from May 2, 2019 through September 30,	Period from January 1, 2019 through May 1,	Nine Months Ended September 30,
	2020	2019	2019	2019
Cash provided by (used for):
Operating activities	$136,161	$263,542	$(40,186)	$223,356
Investing activities	$(71,172)	$(43,815)	$(261,144)	$(304,959)
Financing activities	$248,637	$(5,095)	$(55,557)	$(60,652)
Free Cash Flow(1)	$77,638	$217,237	$(43,702)	$173,535

(1) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from continuing operations to Free cash flow from continuing operations” in this MD&A.
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2020 was $136.2 million compared to $223.4 million of cash provided by operating activities in the nine months ended September 30, 2019.
Cash provided by operating activities from continuing operations decreased from $256.0 million in the nine months ended September 30, 2019 to $136.2 million in the nine months ended September 30, 2020 primarily as a result of a decrease in Revenue driven by the decline in advertising spend resulting from the economic slow-down impacted by the COVID-19 pandemic. In addition, cash interest payments made by continuing operations increased $187.9 million as a result of interest payments on our debt issued upon our emergence.  The Company ceased paying interest on long-term debt after the March 14, 2018 petition date until the Company emerged from bankruptcy on May 1, 2019.  The decrease was offset by changes in working capital balances, particularly accounts receivable, which was impacted by improved collections. In addition, we paid $201.6 million during the nine months ended September 30, 2019 in relation to Reorganization items, net.

Investing Activities

Cash used for investing activities of $71.2 million during the nine months ended September 30, 2020 primarily reflects $58.5 million in cash used for capital expenditures and $12.7 million used for acquisitions. We spent $50.4 million for capital expenditures in our Audio segment primarily related to IT infrastructure, $2.4 million in our Audio & Media Services segment, primarily related to acquired software and $5.7 million in Corporate primarily related to equipment and software purchases.
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

Financing Activities
Cash provided by financing activities of $248.6 million during the nine months ended September 30, 2020 primarily resulted from the net proceeds of $425.8 million from the issuance of incremental term loan commitments, offset by the $150.0 million prepayment on our Term Loan Facility in the first quarter 2020, along with required quarterly principal payments made on the Term Loan Facility.
Cash used for financing activities was $60.7 million during the nine months ended September 30, 2019 primarily resulted from the payment by iHeartCommunications to CCOH as CCOH's recovery of its claims under the Due from iHeartCommunications Note and settlement of the post-petition intercompany note, partially offset by $60.0 million in proceeds received from the issuance of the iHeart Operations Preferred Stock.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of $713.7 million as of September 30, 2020, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. As of September 30, 2020, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $365.6 million and $41.2 million in outstanding letters of credit, resulting in $324.4 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of September 30, 2020, approximately $165 million was available to be drawn upon under the ABL Facility.

In July 2020, the Company issued $450.0 million of incremental term loans, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay all outstanding balances under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. Our cash balance was $713.7 million as of September 30, 2020. Together with our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $879 million.

We continue to evaluate the full extent of COVID-19’s impact on our business. While the challenges that COVID-19 has created for advertisers and consumers have had a significant impact on our revenue for the three and nine months ended September 30, 2020 and has created a business outlook that is less clear in the near term, we believe that we have sufficient liquidity to continue to fund our operations.

We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations in light of the COVID-19 pandemic and other obligations. We anticipate that we will have approximately $86 million of cash interest payments in the fourth quarter of 2020. We expect to have approximately $338 million of cash interest payments in 2021.

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

Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms, including digital, podcasting, networks and live events. Early in the first quarter of 2020, we implemented our modernization initiatives to take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience.

In response to the COVID-19 pandemic, in an effort to further strengthen the Company's financial flexibility and efficiently manage through the period of economic slowdown and uncertainty, the Company is continuing to take the following measures, which are expected to generate approximately $200 million in operating cost savings in 2020:
•Substantial reduction in certain operating expenses, such as new employee hiring, travel and entertainment expenses, 401(k) matching expenses, consulting fees and other discretionary expenses.
•Reduction in planned capital expenditures to a level that we believe will still enable the Company to make key investments to continue our strategic initiatives related to Smart Audio and Digital, including podcasting.
1 Total available liquidity defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

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
We believe that our cash balance, our cash flow from operations and availability under our ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations. In addition, none of our long-term debt includes maintenance covenants that could trigger early repayment. We fully appreciate the unprecedented challenges posed by the COVID-19 pandemic, however, we remain confident in our business, our employees and our strategy. We believe that our ability to generate cash flow from operations from our business initiatives, our current cash on hand and availability under the ABL Facility will provide sufficient resources to continue to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.
We frequently evaluate strategic opportunities, and we expect from time to time to pursue acquisitions or dispose of certain businesses, which may or may not be material. For example, on October 22, 2020, we used a portion of our cash on hand to complete the strategic acquisition of Voxnest, Inc., a provider of podcast analytics and programmatic ad serving tools, which we believe will be a transaction accretive to shareholder value. Specifically, as we continue to focus on operational efficiencies that drive greater margin and cash flow, we will continue to review and consider opportunities to unlock shareholder value and increase free cash flow.
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

In connection with the Separation and Reorganization, we entered into the following transactions which may require ongoing capital commitments:
Transition Services Agreement
Pursuant to the Transition Services Agreement between us, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and CCOH, for one year from the Effective Date, we agreed to provide CCOH with certain administrative and support services and other assistance which CCOH utilized in the conduct of its business as such business was conducted prior to the Separation.
The Transition Services Agreement was terminated on August 31, 2020. For additional information, see Note 2, Discontinued Operations to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description.
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
Sources of Capital
As of September 30, 2020 and December 31, 2019, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	Successor Company
	September 30, 2020	December 31, 2019
Term Loan Facility due 2026(1)	$2,085.5	$2,251.3
Incremental Term Loan Facility due 2026(2)	448.9	—
Asset-based Revolving Credit Facility due 2023(3)	—	—
6.375% Senior Secured Notes due 2026	800.0	800.0
5.25% Senior Secured Notes due 2027	750.0	750.0
4.75% Senior Secured Notes due 2028	500.0	500.0
Other Secured Subsidiary Debt	23.0	21.0
Total Secured Debt	4,607.4	4,322.3

8.375% Senior Unsecured Notes due 2027	1,450.0	1,450.0
Other Subsidiary Debt	6.5	12.5
Purchase accounting adjustments and original issue discount	(19.6)	—
Long-term debt fees	(22.5)	(19.4)
Total Debt	6,021.8	5,765.4
Less: Cash and cash equivalents	713.7	400.3
	$5,308.1	$5,365.1
(1)On February 3, 2020, iHeartCommunications made a $150.0 million prepayment using cash on hand and entered into an agreement to amend the Term Loan Facility to reduce the interest rate to LIBOR plus a margin of 3.00%, or the Base Rate (as defined in the Credit Agreement) plus a margin of 2.00% and to modify certain covenants contained in the Credit Agreement.
(2)On July 16, 2020, iHeartCommunications issued $450.0 million of incremental term loans under the Amendment No. 2, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the remaining balance outstanding on the Company's ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.
(3)On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. During the three months ended June 30, 2020 and the three months ended September 30, 2020, iHeartCommunications voluntarily repaid the principal amount drawn under the ABL Facility. As of September 30, 2020, the ABL Facility had a borrowing base of $365.6 million, no outstanding borrowings and $41.2 million of outstanding letters of credit, resulting in $324.4 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of September 30, 2020, approximately $165 million was available to be drawn upon under the ABL Facility.
For additional information regarding our debt refer to Note 6, Long-Term Debt.

Exchange of Special Warrants
On July 25, 2019, the Company filed a Petition for Declaratory Ruling (“PDR”) with the FCC to permit up to 100% of the Company’s voting stock to be owned by non-U.S. individuals and entities. On November 5, 2020, the FCC issued a Declaratory Ruling granting the relief requested by the PDR, subject to certain conditions set forth in the Declaratory Ruling. On November 9, 2020, the Company notified the holders of warrants to purchase the Company’s Class A common stock or Class B common stock (the “Special Warrants”) of the commencement of an exchange process (the “Exchange”). In the Exchange, the Company will exchange all or a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, subject to compliance with the Declaratory Ruling, the Communications Act, and FCC rules. The Company has agreed to waive the exercise price for exchanging the Special Warrants in the exchange following the Declaratory Ruling and consequently will not receive any proceeds from that exchange. As of November 5, 2020, Special Warrants to purchase 75,753,316 shares of the Company’s Class A common stock or Class B common stock remained outstanding.
Supplemental Financial Information under Debt Agreements and Certificate of Designation Governing the iHeart Operations Preferred Stock
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2020, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
    According to the certificate of designation governing the iHeart Operations Preferred Stock, iHeart Operations is required to provide certain supplemental financial information of iHeart Operations in comparison to the Company and its consolidated subsidiaries.  iHeart Operations and its subsidiaries comprised 84.6% of the Company's consolidated assets as of September 30, 2020. For the three and nine months ended September 30, 2020, iHeart Operations and its subsidiaries comprised 84.7% and 84.9% of the Company's consolidated revenue, respectively.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2020, approximately 43% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2020 would have changed by $7.7 million.
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

Indefinite-lived Intangible Assets
In connection with our Plan of Reorganization, we applied fresh start accounting as required by ASC 852 and recorded all of our assets and liabilities at estimated fair values, including our FCC licenses, which are included within our Audio reporting unit. Indefinite-lived intangible assets, such as our FCC licenses, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model, which results in value that is directly attributable to the indefinite-lived intangible assets.

Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market.

On July 1, 2020, we performed our annual impairment test in accordance with ASC 350-30-35 and we concluded no impairment of the indefinite-lived intangible assets was required. In determining the fair value of our FCC licenses, the following key assumptions were used:

•Revenue forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;
•2.0% revenue growth was assumed beyond the initial four-year period;
•Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

•Operating margins of 8.0% in the first year gradually climb to the industry average margin in year 3 of up to 21.0%, depending on market size; and
•Assumed discount rates of 8.5% for the 15 largest markets and 9.0% for all other markets.

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

(In thousands)
Description	Revenue Growth Rate	Profit Margin	Discount Rate
FCC license	$343,517	$184,986	$542,741

The estimated fair value of our FCC licenses at July 1, 2020 was $2.0 billion, while the carrying value was $1.8 billion.

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

On July 1, 2020, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2020 through 2024. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.
•Cash flows beyond 2024 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our Audio and digital reporting units and 2.0% for our Katz Media reporting unit (beyond 2028).
•In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 14.0% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 5% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reporting units that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Description	Revenue Growth Rate	Profit Margin	Discount Rate
Audio	$590,000	$233,000	$671,000
Katz Media	$28,000	$13,000	$31,000
Other	$16,000	$6,000	$16,000

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the anticipated impacts of the COVID-19 pandemic on our business, financial position and results of operations, our Rights Plan, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, our business plans, strategies and initiatives, our expectations about certain markets, our expectations regarding our FCC petition for declaratory ruling, expected cash interest payments and our anticipated financial performance and liquidity.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•risks associated with our emergence from the Chapter 11 Cases;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest (the “Foreign Ownership Rule”). Under our Plan of Reorganization, we committed to file a Petition for Declaratory Ruling ("PDR") requesting the FCC to permit us to be up to 100% foreign-owned.
In connection with our emergence from bankruptcy, each of the Company's claimholders in the Chapter 11 Cases (the "Claimholders") was required to provide written certification sufficient for us to determine whether issuance of common stock to such Claimholder would cause us to violate the Foreign Ownership Rule, and restricted us from issuing common stock to Claimholders such that it would cause us to exceed an aggregate alien ownership or voting percentage of 22.5 percent.
After emerging from bankruptcy, we learned that a group of Claimholders that had certified to having no foreign ownership or voting control subsequently underwent a separate merger transaction without our knowledge or control. As a result of this merger, these Claimholders’ interests in iHeartMedia can be voted by a U.S. subsidiary of a foreign parent. We promptly notified the FCC of the merger. The FCC responded to our notification on July 9, 2019, indicating that (1) the FCC had not determined that this development is contrary to the public interest, and (2) the FCC deemed us to be in compliance with the FCC’s foreign ownership reporting rules, pending its decision on our PDR. On November 5, 2020, the FCC issued a declaratory ruling granting the relief requested by the PDR (the “Declaratory Ruling”), subject to certain conditions set forth in the Declaratory Ruling.
On November 9, 2020, the Company notified the holders of warrants to purchase the Company’s Class A common stock or Class B common stock (the “Special Warrants”) of the commencement of an exchange process (the “Exchange”). In the Exchange, the Company will exchange all or a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, subject to compliance with the Declaratory Ruling, the Communications Act, and FCC rules.

ITEM 1A.  RISK FACTORS
Except for the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which are hereby incorporated by reference into this Part II, Item IA of this Form 10-Q, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	1,704	$6.80	—	$—
August 1 through August 31	—	—	—	—
September 1 through September 30	2,384	9.57	—	—
Total	4,088	$8.42	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2020 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

10.2	Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement for Performance RSUs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iHeartMedia, Inc. on August 20, 2020).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

November 9, 2020	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary