Form 10-K
period 2020-12-31
iHeartMedia, Inc.
filed 2021-02-25
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020, or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing sales price of $8.35 on June 30, 2020, was approximately $506.1 million.

On February 22, 2021, there were 110,923,534 outstanding shares of Class A common stock, 29,088,181 outstanding shares of Class B common stock, and 6,201,453 outstanding Special Warrants.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
Within the audio industry, companies operate in two primary sectors:

•The ‘music collection’ sector, which essentially replaced downloads and CDs and
•The ‘companionship’ sector, in which people regard their radio and podcasting personalities as trusted friends and companions on whom they rely to provide news on everything from entertainment and local content to points of view, storytelling, information about new music and artists, weather, traffic and more.
We operate in the second sector and have used our large scale and national reach in broadcast radio to build additional complementary platforms. We are now the only major multi-platform audio media company, with each platform building on and extending our companionship relationship with the consumer.
Our product strategy is ‘be where our listeners are with the products and services they expect from us’. We provide our consumers with the products and services they expect from us regardless of where they are and what platforms they're using. Our reach now extends across more than 250 platforms and over 2,000 different connected devices-and that reach continues to grow.
The platforms we lead in are:
•Broadcast radio: We have a strong relationship with our consumers, and our broadcast radio audience has the largest reach of any audio company in the U.S. with an audience that is over twice as large as that of the next largest commercial broadcast radio company, as measured by Nielsen.
•Digital: Our iHeartRadio digital platform is the number one streaming broadcast radio platform-with five times the digital listening hours of the next largest commercial broadcast radio company, as measured by Triton.
•Podcasts: We are the number one podcast publisher-and we are more than three times the size of the next largest podcaster publisher as measured by audience, according to Podtrac. We are leading advancement of the podcast industry and have the largest growth across all podcast publishers in both global downloads and US audience, which increased 62% and 15%, respectively during 2020.
•Social media: Our personalities, stations and brands have a social footprint that includes 228 million fans and followers as measured by Shareablee, which is nine times the size of the next largest commercial broadcast audio media company. This social footprint was at the heart of delivering 20 billion social media impressions for our iHeartRadio Living Room Concert for America and 19.4 billion social media impressions for the virtual 2020 iHeartRadio Music Festival.
•Events: Historically, we had over 20,000 local live and virtual events per year and eight major nationally-recognized tentpole events. To respond to the realities of the COVID environment, we reimagined our overall approach to events and successfully built out many virtual events and produced 4 of our major tentpole events virtually. These live and virtual events provide significant opportunities for consumer promotion, advertising and social amplification.
We have been able to unify all of our local brands under a master brand "iHeartRadio". Using that umbrella has allowed us to build our other platforms as well as extend into third-party platforms like Snapchat, YouTube and cable and broadcast television.
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

Our History
iHeartMedia, Inc. was formed as a Delaware corporation in May 2007 for the purpose of acquiring the business of iHeartCommunications, Inc., a Texas corporation (“iHeartCommunications”), which occurred on July 30, 2008. Prior to the consummation of our acquisition of iHeartCommunications, iHeartMedia, Inc. had not conducted any activities, other than activities incident to its formation in connection with the acquisition, and did not have any assets or liabilities, other than those related to the acquisition.
On the Petition Date, we and certain of our subsidiaries filed the Chapter 11 Cases under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). We emerged from Chapter 11 on the Effective Date. Our Class A common stock began trading on the Nasdaq Global Select Market on July 18, 2019.

Our Business Segments
As part of the Separation and Reorganization, we re-evaluated our segment reporting and have determined that our current business segments are:
•Audio, which provides media and entertainment services via broadcast and digital delivery and also includes our events and national syndication businesses; and
•Audio & Media Services, which provides other audio and media services, including our media representation business, Katz Media Group (“Katz Media”), and our provider of scheduling and broadcast software, RCS.
Audio Segment
Our Audio segment operations include broadcast radio, digital, mobile, podcasts, social, live and virtual events including mobile platforms and products, program syndication, traffic, weather, news and sports data distribution and on-demand entertainment. Our Audio segment revenue was $2,681.2 million in 2020, $3,454.5 million in 2019 and $3,353.8 million in 2018.
Our radio stations, podcasts and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, on the Internet at iHeartRadio.com and our radio stations’ websites, and through our iHeartRadio mobile application in enhanced automotive dashes, on tablets, wearables and smartphones, on gaming consoles, via in-home entertainment (including smart televisions) and voice-controlled devices. As of December 31, 2020, we owned and operated 858 live broadcast radio stations and had a local sales force servicing approximately 160 U.S. markets, including 48 of the top 50 markets (with four markets embedded in larger markets), and 86 of the top 100 markets, (with six markets embedded in larger markets). We are also the beneficiary of Aloha Station Trust, LLC, which owns and operates 5 radios stations, and Sun and Snow Station Trust, LLC which owns and operates 1 radio station, all of which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules.
According to Nielsen's Fall 2020 book, we have the most number one ranked stations across the top 160 markets, and across the largest 50 markets, with 76 and 28 number one ranked stations in these markets, respectively. With our broadcast radio platform alone, we have over twice the broadcast radio audience of our next closest broadcast competitor. We also have five times the digital listening hours of our next closest commercial radio broadcast competitor.
We generate advertising revenue through three primary channels. The first is a transactional media relationship with national agencies where the Company is selling defined advertising units and impressions, primarily of inventory on our broadcast radio stations. The second is through a direct marketing relationship with both local and national clients and agencies where we use our diverse portfolio of assets to help develop a specific marketing solution tailored to the defined needs of the advertising partner. The third channel is the newest and smallest, but fastest growing, channel using data to develop specific targets and often executed over a technology platform. These three channels can all be used in varying degrees of efficiency over our multiple platforms including broadcast radio, digital streaming and display, podcasting, social amplification and events. Our national scale and structure allows us to offer these solutions at a national, regional or local level, or any combination thereof. Our advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive, media and political. Our contracts with our advertisers range from less than one-year to multi-year terms.

Our Audio segment has the following businesses and revenue streams:
Broadcast Radio: Our primary source of revenue is derived from selling local and national advertising time on our domestic radio stations, generating local and national broadcast revenue of $1,604.9 million in 2020, $2,233.2 million in 2019 and $2,264.1 million in 2018. Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services.
Increasingly, across both national and local markets, our advertisers are demanding data rich, analytics-driven advertising solutions. iHeartMedia offers a comprehensive suite of tech-enabled advertising solutions (that provide advanced attribution and analytics capability) through our SmartAudio platform, which includes:
•Our digital-like ad-buying solution that allows clients to view the available broadcast inventory across various cohorts to address their specific needs;
•Our application of data science to aggregate business data from broadcasts and the user insights that come from listeners using our digital platform; and
•Our tools to present the effectiveness of clients' broadcast radio advertising campaigns by providing detailed digital dashboards on the results of the advertising spend
These programmatic, data and analytic and attribution solutions to account for an increasing proportion of ad buying and we expect that it will continue to expand in the future.

Radio Stations
As of December 31, 2020, we owned and operated 858 radio stations, including 244 AM and 614 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  As described in “Regulation of Our iHeartMedia Business” below, the FCC grants us licenses in order to operate our radio stations.  The following table provides the number of owned and operated radio stations in the top 25 Nielsen-ranked markets:

Nielsen		Number
Market		of
Rank(1)	Market	Stations(2)
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	6
4	San Francisco, CA	6
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Atlanta, GA	7
8	Washington, DC	6
9	Philadelphia, PA	6
10	Boston, MA	8
11	Miami-Ft. Lauderdale-Hollywood, FL	8
12	Seattle-Tacoma, WA	9
13	Phoenix, AZ	8
14	Detroit, MI	6
15	Minneapolis-St. Paul, MN	6
16	San Diego, CA	8
17	Tampa-St. Petersburg-Clearwater, FL	8
19	Denver-Boulder, CO	8
20	Nassau-Suffolk, NY	1
21	Charlotte-Gastonia-Rock Hill, NC-SC	4
22	Portland, OR	7
23	Baltimore, MD	4
24	St. Louis, MO	6
25	San Antonio, TX	7
	Total Top 25 Markets	154(3)

(1)Source: Fall 2020 NielsenAudio Radio Market Rankings.
(2)Excludes stations held in trust for sale.
(3)Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 154.

Digital: Our Company’s reach now extends across more than 250 platforms, and 2,000 different connected devices. We generated digital revenue of $474.4 million in 2020, $376.2 million in 2019 and $284.6 million in 2018, comprised of streaming, subscription, display advertisements, podcasting and other content that is disseminated over digital platforms. Our leading streaming product, iHeartRadio, is a free downloadable mobile app and web‑based service that allows users to listen to their favorite radio stations, as well as digital‑only stations, custom artist stations, and podcasts. Monetization on the free streaming application occurs through national and local advertising. We also have two subscription-based offerings-iHeartRadio Plus and iHeartRadio All Access.

•Podcasting. Within our digital business, our multi-platform strategy has also enabled us to extend our leadership into the rapidly growing podcasting sector. Overall podcasting industry revenue is expected to exceed $1.0 billion by 2021, according to Magna Global, from an estimated $0.9 billion in 2020. Podcasts continue to expand the audio landscape, and the number of users has increased to 104 million in the U.S. in 2020, with 37% of the U.S. population aged 12 and above having listened to a podcast in the last month (compared to 9% in 2008), according to Edison in March 2020. iHeartMedia is the number one podcast publisher, as measured by Podtrac with 254 million global monthly downloads and streams and 29 million U.S. unique monthly users, in January 2021 and has the most shows featured in the Top 10 across all categories. We also have one of the first and only podcasts to pass 1 billion downloads with Stuff You Should Know, as measured by Podtrac. In the fourth quarter 2020, we acquired Voxnest, Inc., the leading consolidated marketplace for podcasts and the best-in-class provider of podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving. With this acquisition, we are able to provide podcast advertisers with additional targetable inventory at scale by allowing the effective and efficient monetization across an entire range of podcast inventory on this one-of-kind programmatic platform. We generated $101 million in podcasting revenue in 2020, an increase of 90.6% from the prior year.
Networks: We enable advertisers to engage with consumers through our Premiere Networks and Total Traffic & Weather services. We generate broadcast advertising revenue from selling local and national advertising on our programs featuring top personalities, and also generate revenue through the syndication of our programming to other media companies. Premiere Networks and Total Traffic & Weather generated revenue of $485.0 million in 2020, $614.7 million in 2019 and $582.3 million in 2018.
•Premiere Networks is a national radio network that produces, distributes or represents 120 syndicated radio programs and services for more than 6,500 radio station affiliates. Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs featured top talent including Rush Limbaugh, Ryan Seacrest, Sean Hannity, Bobby Bones, Glenn Beck, Elvis Duran, Steve Harvey, the Breakfast Club, Colin Cowherd and Delilah. We believe recruiting and retaining top talent is an important component of the success of our radio networks.
•Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates, sports and news to more than 2,100 radio stations and approximately 170 television affiliates, as well as through Internet and mobile partnerships, reaching over 190 million consumers each month. Total Traffic & Weather Network services more than 230 markets in the U.S. and Canada. It operates the largest broadcast traffic navigation network in North America.
Sponsorship & Events: Prior to the outbreak of the COVID-19 pandemic, we held over 20,000 live, in-person local events annually and eight major nationally-recognized tent pole events. These events which, including endorsement and appearance fees generated by on-air talent, resulted in $209.5 million of revenue in 2019 and $200.6 million of revenue in 2018 from sponsorship, endorsement and other advertising revenue, as well as ticket sales and licensing. Our eight major tent pole events include: the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Wango Tango, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival, iHeartRadio ALTer Ego, the iHeartRadio Podcast Awards and the iHeartRadio Fiesta Latina. As a result of the COVID-19 pandemic, Wango Tango and the iHeartRadio Music Awards were not held in 2020 and the iHeartRadio Music Festival, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival and the iHeartRadio Fiesta Latina tent pole events were held virtually. With the outbreak of the COVID-19 pandemic, we identified opportunities to continue to engage with audiences through virtual events, including the iHeart Living Room Concert for America, First Responder Fridays, Wednesday Night Living Room Concerts, Commencement: Speeches For The Class of 2020 and the HBCU Homecoming Celebration and continuing with virtual offerings of four of our tent pole events, the iHeartRadio Music Festival, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival and the iHeartRadio Fiesta Latina, and over 1,000 local virtual events. In 2020, our live and then virtual local and tent pole events, including endorsement and appearance fees generated by on-air talent, resulted in $107.7 million of revenue from sponsorship, endorsement and other advertising revenue, as well as ticket sales and licensing. We expect to continue to look for opportunities to supplement our live local and tent pole events with virtual events on a go forward basis, which would provide additional opportunities to engage with consumers and advertisers.

Other: Other revenue streams connected to our core broadcast and digital radio operations include fees earned for miscellaneous services such as on-site promotions, activations, local marketing agreement (“LMA”) fees and tower rental provided to advertisers and other media companies. These services generated revenue of $9.4 million in 2020, $20.8 million in 2019 and $22.2 million in 2018.

Audio & Media Services Segment:
We also provide services to broadcast industry participants through our Katz Media and RCS businesses, which accounted for $274.7 million of revenue in 2020, $236.7 million of revenue in 2019 and $264.1 million of revenue in 2018.
•Katz Media Group is a leading media representation firm in the U.S. Katz Media represents more than 3,400 non-iHeartMedia radio stations and over 800 television stations and their respective digital platforms. Katz generates revenue via commissions on media sold.
•RCS is a leading provider of broadcast and webcast software. Our software (radio station automation, music scheduling, HD2 solutions, newsroom software, audio logging and archiving, single station automation and contest tracking software) and technology (real-time audio recognition technology) is used by more than 9,000 radio stations, television music channels, cable companies, satellite music networks and Internet stations worldwide.
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
We have made, and continue to make, significant investments so we can provide an ad-buying experience similar to that which was once only available from digital-only companies. Our SmartAudio programmatic solution provides improved planning and automated ad-buying by relying on sophisticated planning algorithms and a cloud-based network across all of iHeartMedia's broadcast radio inventory to deliver highly optimized plans to our advertising customers. With SmartAudio, advertisers can do impression-based audience planning and dynamic radio advertising that utilizes real-time triggers such as weather, pollen counts, sports scores, mortgage rates and more to deploy different campaign messages based on what is happening in a specific market at a specific moment. SmartAudio has allowed brands to use broadcast radio advertisements to dynamically serve the most relevant message in each market, at each moment, just as they do with digital campaigns, to ensure increased relevance and impact. Further SmartAudio is the first fully digital measurement and attribution service for broadcast radio that we believe can transform the way advertisers plan, buy and measure much of their audio campaigns to better optimize the extensive reach of radio. We continue to look for ways to further develop our advertising capabilities in order to expand our share of advertising partners' budgets.

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

Broadening the scope of audio engagement
We continue to expand the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed. During 2020, we launched BIN: Black Information Network, the first and only 24/7 national and local all news audio service dedicated to providing an objective, accurate and trusted source of continual news coverage with a Black voice and perspective, and The Black Effect Podcast Network, a joint venture with Charlamagne Tha God developed to amplify Black voices, celebrate Black creators and invest in the Black community, with culturally relevant content across a variety of genres.

In addition, the proliferation of smart speakers, smart televisions and other connected devices greatly increases the range of options for accessing and interacting with our content, with significant increases to listenership across these devices in 2020. We are also very focused on rapidly growing content categories, such as our leadership position in podcasting. These initiatives not only improve the listener experience-they facilitate further engagement and heightened frequency of advertising impressions.

Notably, iHeartRadio, our all-in-one digital music, podcast and live streaming digital radio service, is available on an expansive range of platforms and devices including smart speakers, digital auto dashes, tablets, wearables, smartphones, virtual assistants, televisions and gaming consoles.

We have continued to extend our leadership position in podcasting, and we are now the largest podcast publisher. We believe that podcasting is to talk what streaming is to music and is the next strategic audio platform. Our podcasting platform allows us to capture incremental revenue as well as extend station brands, personalities and events onto a new platform-ultimately extending and deepening our consumer relationships and our opportunities for additional advertising revenue.

Employing technology to gain greater penetration of the full spectrum of advertising clients and segments
In addition to having sellers in approximately 160 local markets across the U.S., which few media companies can claim, we intend to extend our technology platform to address the clients that we do not currently reach through direct sales operations. As indication of the size of the potential opportunity, we currently have approximately 50,000 total clients compared to millions of clients for some of our largest social and search competitors which utilize technology solutions for advertisers of all sizes. In the third quarter 2020, we acquired Unified Enterprises Corp., which provides customers with a complete advertising solution across all forms of digital media, including the information and intelligence data that they need to make informed decisions about their advertising investments. Additionally, in the fourth quarter of 2020, we acquired Voxnest, Inc., a podcast programmatic technology solutions business that allows for the consolidation of the fragmented podcast marketplace and the best-in-class provider of podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving. With this acquisition, we are able to provide podcast advertisers with additional targetable inventory at scale by allowing the effective and efficient monetization across an entire range of podcast inventory on this one-of-kind programmatic platform. During the first quarter of 2021, we entered into a Share Purchase Agreement to acquire Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $230 million in cash, subject to certain adjustments and conditions. These acquisitions, coupled with our leading broadcast footprint, will establish us as the only company able to provide a complete set of advertising technology and measurement solutions for all forms of audio: on-demand, broadcast radio, digital streaming radio, and podcasting..

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

Leveraging the iHeartRadio master brand to expand our high-profile events platform
Audio is a social experience and an important extension of the medium is events. For our listeners, events are an opportunity to interact with fellow fans and engage with their favorite artists. For our advertising partners, they are a chance to reach a captivated and highly targeted audience directly tied to our high reach and strong engagement broadcast radio platform. They also provide an opportunity to extend into platforms like cable and broadcast television, create ancillary licensing revenue streams and serve as an opportunity for ticket revenue. This is especially true with respect to our expansion into virtual events during 2020, which were live streamed over various networks and platforms. As with all of our platforms, the data collection from these sources is valuable to both our product creation process and our advertisers. Through our portfolio of major award shows, festivals and local live events and virtual events, we intend to continue to find innovative ways to integrate sponsorships and deliver unique advertising moments. In so doing, we will seek to create additional revenue opportunities through this platform.

Competition
We compete for share of our listeners’ time and engagement, a challenging task in today’s fragmented and multi-tasking world. We believe our national reach, the strength of our brand and assets, the quality of our programming and personalities, and the companionship nature of our medium allows us to compete effectively against both our legacy competition-cable and broadcast television, and other broadcast radio operators-as well the new, digital competition, including streaming music and video services, social media, and other digital companies.
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
As of December 31, 2020, we own approximately 200 issued U.S. patents, 140 pending U.S. patent applications, 10 issued foreign patents and 10 pending foreign patent applications, in addition to 662 U.S. trademarks registrations, 51 U.S. trademark applications, 784 state trademark registrations, 30 state trademark applications, 916 foreign registered trademarks and 108 foreign trademark applications. The duration of our intellectual property rights vary from country to country, but our U.S. patents expire 20 years from the patent filing date and we expect that our trademarks would expire between 2021 and 2034 assuming all required fees are paid.
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

Human Capital Management
Of the many strengths that iHeartMedia possesses, none is more valuable than our people. Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we seek to provide a work environment that creates a diverse, inclusive and supportive workplace, with opportunities for our employees to grow and develop in their careers and provides meaningful work, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.
Workforce Composition
As of February 22, 2021, we had approximately 10,200 employees. These employees represent the diverse and complex nature of iHeartMedia with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance. Our workforce is comprised of approximately 88% full time and 12% part time employees. Approximately 6% of our employees are subject to collective bargaining agreements. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our union and non-union employees is good.
Total Rewards
We operate in a highly-competitive environment and make significant investments in our people and provide competitive pay and comprehensive benefits including:

•Employer sponsored health insurance;
•Company provided life insurance;
•Paid sick, holidays and vacation;
•Spirit days so that our employees may volunteer in their community;
•401(k) plan; and
•An Employee Assistance Program, which is available to all full-time employees and their household members at no cost and provides services such as in person and telephonic counseling sessions, consultation on legal and financial matters and referrals for services such as child-care and relocation.

In response to COVID-19 we quickly took action enabling our employees, where possible, to work from home, voluntarily expanding our sick leave benefits to include additional time off for COVID-related illness, implementing flexible work policies, making resources available to parents who were homeschooling their children and offering a mid-year annual enrollment to give our employees the opportunity to elect additional coverage if they so desired.
Talent Development & Training
The Company is committed to supporting and developing its employees through global learning and development programs. We invest in a variety of employee training and compliance programs that give our employees the tools and information they need to make better decisions, become better leaders and managers, become better communicators and to work more collaboratively as a team. iHeartMedia employees engage in a variety of extensive training throughout the year and in 2020 our employees completed over 200,000 training courses which equated to over 100,000 hours of training.
Diversity
Diversity and inclusion are key to our success. As a company, we value diversity and respect all voices, from both inside and outside our Company. Since our Company reaches 90% of all Americans every month, listening to, understanding and integrating input from diverse voices and views are critical to our business success. One of our top priorities at iHeartMedia is to create an inclusive organizational culture to attract and develop a dynamic workforce that is as diverse as the audiences and communities we serve which includes and supports gender identity, race, sexual orientation, ethnicity, religion, socioeconomic background, age, disability, national origin and more. In addition, our Board is committed to seeking director candidates who can best contribute to the future success of the Company and represent stockholder interests through the exercise of sound judgment and leveraging of the group’s diversity of skills and experience, resulting in board members with diverse backgrounds, including, among other attributes, gender, ethnicity and professional experience.

Our diversity and inclusion efforts are led by our Chief Diversity Officer, who reports directly to our Chief Executive Officer and our President. Current key initiatives center around accountability, education, mentorship and recruitment across all leadership and skill areas. We have instituted a Diversity, Equity and Inclusion Advisory Committee, which will bring important and timely issues around diversity and inclusion to senior management for consideration; serve as a sounding board as Company policies and decisions about diversity and inclusion are made; institute training and development programs on important diversity issues and help guide our efforts. Additionally, our Chief Executive Officer, President and other senior leaders have diversity and inclusion objectives embedded in their long-term performance goals.
Workplace Safety
Employee health and safety in the workplace is of utmost importance to our Company. We believe that all employees, regardless of our job role or title, have a shared responsibility in the promotion of health and safety in the workplace. We collectively are committed to providing and following all safety laws and rules, including internal policies and procedures. This means carrying out company activities in ways that preserve and promote a clean, safe and healthy environment.
The global effects associated with the COVID-19 pandemic have been unprecedented in their scope and depth. Our commitment and focus on workplace safety allowed navigation of the pandemic to preserve business continuity without sacrificing our commitment to the safety of our workplace. We have been and will continue to be following recommendations of the U.S. Center for Disease Control and other applicable agencies to maximize the safety and well-being of our employees. We have implemented comprehensive health and safety protocols to mitigate exposure risks. With respect to job roles that can be performed remotely, we quickly implemented a Work from Home policy that enabled our employees to continue working while also keeping themselves and their loved ones safe.
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
Ownership Regulation
FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations. Under these rules, attributable interests generally include: (1) officers and directors of a licensee and of its direct and indirect parent(s); (2) general partners and limited liability company managers; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5 percent or more direct or indirect voting stock interest in a corporate licensee or parent (except that, for a narrowly defined class of passive investors, a 20 percent voting threshold applies); and (5) combined equity and debt interests in excess of 33 percent of a licensee’s total asset value, if certain other conditions are met (the “EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15 percent of the broadcast time under a local marketing agreement (“LMA”), or sells more than 15 percent per week of the advertising time under a joint sales agreement (“JSA”), on a radio station in the same market is also generally deemed to have an attributable interest in that station.

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
•Local Radio Ownership Rule. The maximum allowable number of radio stations that may be commonly owned in a market is based on the number of stations in the market. In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same radio service (AM or FM). In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service. In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service. In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50 percent of all stations in the market. To apply these ownership tiers, the FCC relies on Nielsen Metro Survey Areas, where they exist, and a signal contour‑overlap methodology where they do not exist.
•Cross-Ownership Rules. The newspaper/broadcast cross-ownership rule prohibits an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market, subject to certain exceptions and with waivers available in particular cases. The radio/television cross-ownership rule limits an individual or entity to having an attributable interest in only one or two television stations and varying number of radio stations within a single market.
The Communications Act requires the FCC to periodically review its media ownership rules, and those reviews have been and continue to be the subject of litigation and follow-on regulatory proceedings. In November 2019, the United States Court of Appeals for the Third Circuit issued a decision that resulted in reinstatement of the cross-ownership rules, which the FCC had previously eliminated. There may be future litigation regarding this decision. The Supreme Court of the United States granted petitions for certiorari seeking review of the Third Circuit decision and heard argument on January 19, 2021. The case remains pending.
In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule including whether the current version of the rule remains necessary in the public interest. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

Irrespective of the FCC’s media ownership rules, the Antitrust Division of the U.S. Department of Justice (“DOJ”) and the U.S. Federal Trade Commission (“FTC”) have the authority to determine that a particular transaction presents antitrust concerns. See “Item 1. Business – Antitrust and Market Concentration Considerations.”
Alien Ownership Restrictions
The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of the equity in a corporation controlling the licensee of a radio broadcast station, unless the FCC determines that greater indirect foreign ownership is in the public interest. The FCC generally will not make such a determination absent favorable executive branch review.
To the extent that our aggregate foreign ownership or voting percentages exceeds 25 percent, any foreign holder or “group” of holders, defined pursuant to FCC regulations, of our common stock whose ownership or voting percentage would exceed 5 percent or 10 percent (with the applicable percentage determined pursuant to FCC rules) must also obtain the FCC’s “specific approval.”

On November 5, 2020, the FCC issued a declaratory ruling (“Declaratory Ruling”) authorizing us to have aggregate foreign ownership and voting percentages of up to 100 percent and specifically approving certain of our stockholders that are deemed to be foreign under FCC rules, subject to certain conditions. Among those conditions is a requirement that we comply with a Letter of Agreement (“LOA”) with the DOJ. The Declaratory Ruling also requires us to take our Special Warrants into account in determining our foreign ownership compliance. On February 5, 2021, Honeycomb Investments Limited, a company organized under the laws of the Bahamas, and certain related foreign persons (collectively “Honeycomb”) filed a Schedule 13D with the Securities and Exchange Commission (“SEC”) reporting ownership of more than 5% of our voting stock and equity. Honeycomb acquired its interest without our knowledge or control, and we are fulfilling our obligations under the Declaratory Ruling and the FCC rules with respect to Honeycomb’s interest. See “Item 3. Legal Proceedings- Alien Ownership Restrictions and FCC Declaratory Ruling.”

Programming and Content Regulation
The Communications Act requires broadcasters to serve the “public interest.” A licensee must present programming that responds to issues in the station’s community of license and maintain records demonstrating this responsiveness. Federal law also regulates the broadcast of obscene, indecent or profane material. The FCC has authority to impose fines exceeding $400,000 per utterance with a cap exceeding $3.75 million for a continuing violation. In June 2012, the U.S. Supreme Court ruled on appeals of several FCC indecency actions, but declined to rule on the constitutionality of the FCC’s indecency policies. The FCC has since solicited public comment on those policies in a proceeding which remains pending. In addition, the FCC regulates the conduct of on-air station contests, requiring in general that the material rules and terms of the contest be broadcast periodically or posted online and that the contest be conducted substantially as announced. The FCC also regulates, among other things, political advertising, sponsorship identification, and the advertisement of contests and lotteries.
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

Content, Licenses and Royalties
We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC LLC ("SESAC") and Global Music Rights LLC (“GMR”). There is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.
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
The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process. In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations. The CRB has issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various non‑interactive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2016‑December 31, 2020 under the so‑called webcasting statutory license. A proceeding to establish the rates for 2021‑2025 began in 2019, with a final, retroactively applicable determination expected on or before April 15, 2021. Increased royalty rates could significantly increase our expenses, which could adversely affect our business. Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances for set periods of time. Some of these conditions may be inconsistent with customary radio broadcasting practices.
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
Antitrust and Market Concentration Considerations
Beyond compliance with FCC rules governing media ownership, our acquisition of additional radio stations or other businesses could receive scrutiny or challenge under the federal antitrust laws. Transactions that meet specified size thresholds are subject to applicable waiting periods and possible review under the Hart‑Scott‑Rodino Act (the “HSR Act”) by the DOJ or the FTC Whether or not an acquisition is required to be reported under the HSR Act, the antitrust authorities may investigate the transaction and may take such action under the antitrust laws as they deem necessary, including seeking to enjoin the acquisition or requiring divestiture of the acquired assets or certain of our other assets. Any future iHeart acquisition could be the subject of review and/or remedial action by antitrust authorities, particularly if it involves businesses or markets in which we already hold a significant market share.
Privacy and Data Protection
Privacy and data protection legislation and regulation play a significant role in our business. We obtain information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, digital survey panels, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform. We collect personally identifiable information directly from Platform users in several ways, including when a user uses or purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters. We also may obtain information about our listeners from other listeners and third parties. Outside our consumer-facing businesses, we collect personally identifiable information from our employees and our business partners. We use and share this information for a variety of business purposes including for analytics, attribution and to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity. In addition, we obtain anonymous and aggregated audience behavior information from third‑party data providers who represent to us that they are compliant with applicable laws.
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

Risks Related to Our Business

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

These disruptions have negatively impacted our revenue, results of operations and financial position for the year ended December 31, 2020 and we expect these disruptions to continue to have a negative impact in 2021.
The COVID-19 pandemic continues to evolve. The extent to which the outbreak continues to impact our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, stay-at-home and shelter-in-place orders, travel restrictions and social distancing throughout the United States, the duration and extent of business closures or business disruptions, the timing of a vaccine becoming widely available and the effectiveness of actions taken to contain and treat the disease. If we or our customers continue to experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business, liquidity and financial results will be adversely affected. Additionally, concerns over the economic impact of the COVID-19 pandemic caused extreme volatility in financial and other capital markets, which has adversely affected our stock price and credit rating and could impact our ability to access the capital markets in the future.

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions.
We derive revenues from the sale of advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. Global economic activity has declined as a result of COVID-19, which has significantly reduced our advertising revenues. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. If economic uncertainty continues or increases or economic conditions deteriorate, including due to the ongoing effect of the COVID-19 pandemic, global economic conditions may continue to adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.
We face intense competition in our business.
We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our business competes for audiences and advertising revenues with other radio businesses, as well as with other media, such as streaming audio services, satellite radio, podcasts, other Internet-based streaming music services, television, live entertainment, newspapers, magazines and direct mail, within their respective markets. Audience ratings and market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenues in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. For example, our competitors may develop analytic products for programmatic advertising, and data and research tools that are superior to those that we provide or that achieve greater market acceptance. It also is possible that new competitors may emerge and rapidly acquire significant market share in our business or make it more difficult for us to increase our share of advertising partners’ budgets. The advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure. If we cannot do so, then our business, financial condition and operating results would be adversely affected.
Alternative media platforms and technologies may continue to increase competition with our broadcasting operations.
Our terrestrial radio broadcasting operations face increasing competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems, other podcast streaming services, Internet-based streaming music services, as well as consumer products, such as portable digital audio players and other mobile devices, smart phones and tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These technologies and alternative media platforms, including those used by us, compete with our broadcast radio stations for audience share and advertising revenues. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting and digital operations. The capital expenditures necessary to implement these or other technologies could be substantial and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns. Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.
Our business is dependent upon the performance of on-air talent and program hosts.
We employ or independently contract with many on-air personalities and hosts of syndicated radio programs, podcasts and other audio platforms, with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us, will be able to continue to perform their duties, will retain their audiences or will continue to be profitable. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or ratings, and could result in increased expenses.
If events occur that damage our reputation and brand, our ability to grow our user base, advertiser relationships, and partnerships may be impaired and our business may be harmed.
We have developed a brand that we believe has contributed to our success. We also believe that maintaining and enhancing our brand is critical to growing our user base, advertiser relationships and partnerships. The iHeartRadio master brand ties together our radio stations, digital platforms, social, podcasts and events in a unified manner that reflects the quality and compelling nature of our listener experiences. Maintaining and enhancing our brand depends on many factors, including factors that are not entirely within our control. If we fail to successfully promote and maintain our brand or if we suffer damage to the public perception of our brand, our business may be harmed.
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
Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:
•unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;
•our inability to successfully adopt or our being late in adopting technological changes and innovations that offer more attractive advertising or listening alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;
•a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;
•the impact of potential new or increased royalties or license fees charged for terrestrial radio broadcasting or the provision of our digital services, which could materially increase our expenses;
•unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;
•continued dislocation of advertising agency operations from new technologies and media buying trends;
•adverse political effects and acts or threats of terrorism or military conflicts; and
•unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

Acquisitions, dispositions and other strategic transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions of certain businesses as well as strategic dispositions. These acquisitions or dispositions could be material. Acquisitions or dispositions involve numerous risks, including:
•our acquisitions may prove unprofitable and fail to generate anticipated cash flows:
•to successfully manage our business, we may need to:

•recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and
•expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;
•we may enter into markets and geographic areas where we have limited or no experience;
•we may encounter difficulties in the integration of new management teams, operations and systems;
•our management’s attention may be diverted from other business concerns;
•our dispositions may negatively impact revenues from our national, regional and other sales networks; and
•our dispositions may make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including debt service requirements.

Acquisitions and dispositions of media and entertainment businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions, including our proposed acquisition of Triton. We can give no assurances that the Department of Justice (“DOJ”), the U.S. Federal Trade Commission (“FTC”) or foreign antitrust agencies will not seek to bar us from acquiring or disposing of media and entertainment businesses or impose stringent undertakings on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
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
We may be unable to anticipate or prevent unauthorized access. Our websites and digital platforms are vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personal data. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our services and technical infrastructure to the satisfaction of our listeners may harm our reputation and our ability to retain existing listeners and attract new listeners. We cannot assure you that the systems and processes that we have designed to protect our data and our listeners’ data, to prevent data loss and to prevent or detect security breaches will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks. If an actual or perceived breach of our security occurs, we may face regulatory or civil liability, lose competitively sensitive business information or suffer disruptions to our business operations, information processes and internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. In the event an E.U. regulator were to determine we had not adequately complied with E.U. General Data Protection Regulation (“GDPR”) standards, we may (i) incur regulatory financial penalties or (ii) be required to notify European Data Protection Authorities, within strict time periods, about any personal data breaches, unless the personal data breach is unlikely to result in a risk to the rights and freedoms of the affected individuals. We may also be required to notify the affected individuals of the personal data breach where there is a high risk to their rights and freedoms. If we suffer a personal data breach, we could be fined up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater. Any data breach by service providers that are acting as data processors (i.e., processing personal data on our behalf) could also mean that we are subject to these fines and have to comply with the notification obligations set out above.

We have engaged in restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.
We actively seek to adapt our cost structure to the changing economics of the industry. For example, in the first quarter of 2020, we announced our modernization initiatives, which will take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. In addition, in response to the COVID-19 pandemic, we have taken steps to significantly reduce our capital and operating expenditures. There can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
We may be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any ongoing or future restructuring efforts will be successful or generate expected cost savings.
Risks Related to our Indebtedness

Our substantial indebtedness may adversely affect our financial health and operating flexibility.
    We currently have a $450.0 million undrawn senior secured asset-based revolving credit facility, $4,600.8 million in principal amount of secured debt and $1,456.8 million in principal amount of unsecured debt. This substantial amount of indebtedness could have important consequences to us, including:
•increase our vulnerability to adverse general economic, industry, or competitive developments;
•require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;
•limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
•require us to sell certain assets;
•restrict us from making strategic investments, including acquisitions, or causing us to make non-strategic divestitures;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•increase our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and
•limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

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
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Regulators that oversee LIBOR have announced that they intend to stop encouraging or requiring banks to submit data used to compile certain LIBOR rates after 2021 and, in some cases, by mid-2023, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations may be adversely affected.

Regulatory, Legislative and Litigation Risks

Extensive current government regulation, and future regulation, may limit our radio broadcasting and other operations or adversely affect our business and financial results.
The domestic radio industry is heavily regulated by federal laws and regulations of several agencies, including the FCC. For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending or future complaints, it finds that we violated FCC regulations. The FCC’s enforcement priorities are subject to change, and we cannot predict which areas of legal compliance the FCC will focus on in the future. We have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning compliance with the Communications Act and FCC rules, and we cannot predict the outcome of any outstanding or future letters of inquiry and notifications from the FCC or the nature or extent of future FCC enforcement actions.

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
Legislation and certain ongoing litigation and royalty audits may require us to pay additional royalties, including to additional parties such as record labels or recording artists.
We currently pay royalties to composers and music publishers, including through BMI, ASCAP, SESAC and GMR. We also pay royalties to record companies and their representative, SoundExchange, for digital music transmissions. Currently, Congress does not require that broadcasters pay royalties associated with the public performance of sound recordings for over-the-air transmissions. From time to time, however, Congress considers legislation that could change this.
Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could materially increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. For example, we are involved in pending litigation, royalty audits and/or negotiations with ASCAP and BMI related to royalty payments for the public performance of musical compositions, the outcome of which could cause us to owe increased royalty payments and adversely impact our business.
We are also involved in a proceeding before the CRB to determine statutory rates and terms for the public performance and ephemeral reproduction of sound recordings by various non-interactive webcasters, including iHeart, for the period from January 1, 2021 to December 31, 2025. The outcome of this proceeding may result in an increase to our licensing costs. Also, in October 2018, legislation was signed into law that creates a public performance right under federal law for pre-February 15, 1972 recordings streamed online. This law may increase our licensing costs.
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
We utilize personal, demographic and other information from and about our listeners, consumers, business partners and advertisers as they interact with us. For example: (1) our broadcast radio station websites and our iHeartRadio digital platform collect personal information as users use our services register for our services, fill out their listener profiles, post comments, use our social networking features, participate in polls and contests and sign-up to receive email newsletters; (2) we use tracking technologies, such as “cookies,” to manage and track our listeners’ interactions with us so that we can deliver relevant music content and advertising; (3) we accept credit cards as a method of payment from consumers, business partners and advertisers; however, the data collection related to processing such payments is handled by personal information compliant third-parties on our behalf; and (4) we collect precise location data about certain of our platform users for analytics, attribution and advertising purposes.
We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted by the courts or regulators in ways that could harm our business. For example, our ongoing efforts to comply with regulatory regimes such as the GDPR, effective as of May 2018, or the California Consumer Privacy Act (“CCPA”), effective as of January 2020, entails substantial expenses, diverts resources from other initiatives and projects, and could limit the services we are able to offer. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater, and also permits class action lawsuits. The California Attorney General may also impose penalties of up to $7,500 for each intentional violation of the CCPA. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) passed in California in November 2020. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
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
The tax treatment of the transactions consummated in the Chapter 11 Cases, including the Separation and cancellation of existing indebtedness, is highly complex. The Separation resulted in the recognition of a loss for federal and most state income tax purposes and, therefore, such transactions did not result in material cash tax liability. However, the Internal Revenue Service or other taxing authorities could assert in connection with a subsequent audit that additional cash tax liabilities may have arisen in connection with such transactions. To the extent the transactions do give rise to any cash tax liability, CCOH, iHeartCommunications, the Company and various other entities would be jointly and severally liable under applicable law for any such amounts. The allocation of any such liabilities among the Company and its subsidiaries post-consummation of the Plan of Reorganization and CCOH are addressed by the new tax matters agreement that was entered into in connection with the Separation.

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
Conversion of shares of our Class B common stock and Special Warrants into our Class A common stock would cause significant dilution to our shareholders and may adversely impact the market price of our Class A common stock.
As of February 22, 2021, we had 110,923,534 shares of Class A common stock, 29,088,181 shares of Class B common stock and 6,201,453 Special Warrants outstanding. Each Special Warrant is currently exercisable for one share of Class A common stock or Class B common stock and each share of Class B common stock is currently convertible into one share of Class A common stock, in each case subject to the Ownership Restrictions described in Part I, Item 1, “Business” of this report. Upon the exercise of any Special Warrants or the conversion of any shares of Class B common stock, your voting rights as a holder of Class A common stock will be proportionately diluted. The issuance of additional shares of Class A common stock would increase the number of our publicly traded shares, which could depress the market price of our Class A common stock.
Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.
Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board, including, but not limited to, the following:
•for the first three years following the Effective Date, our board of directors will be divided into three equal classes, with members of each class elected in different years for different terms, making it impossible for stockholders to change the composition of our entire Board in any given year;
•action by stockholders may only be taken at an annual or special meeting duly called by or at the direction of a majority of our Board;
•advance notice for all stockholder proposals is required;
•subject to the rights of holders of any outstanding shares of our preferred stock, for so long as our board remains classified our directors may only be removed for cause and upon the affirmative vote of holders of a majority of the voting power of the outstanding shares of our Class A common stock; and
•for the first three years following the Effective Date, any amendment, alteration, rescission or repeal of the anti-takeover provisions of the charter, requires the affirmative vote of at least 66 2/3% in voting power of the outstanding shares of our stock entitled to vote generally in the election of directors.

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

In addition, we have adopted a stockholder rights plan that could make it more difficult for a third-party to acquire our Class A common stock, Class B common stock or Special Warrants without the approval of our Board.

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and our bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware, subject to certain exceptions, is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against the company or any director or officer or employee of the company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act of 1933, as amended. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation and bylaws described above. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employee, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation or bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock without FCC approval.
The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of the equity in a corporation controlling the licensee of a radio broadcast station unless the FCC determines greater indirect foreign ownership is in the public. The FCC generally will not make such a determination absent favorable executive branch review.

The FCC calculates foreign voting rights separately from equity ownership, and both must be at or below the 25 percent threshold absent a foreign ownership declaratory ruling. To the extent that our aggregate foreign ownership or voting percentages exceeds 25 percent, any individual foreign holder of our common stock whose ownership or voting percentage would exceed 5 percent or 10 percent (with the applicable percentage determined pursuant to FCC rules) will additionally be required to obtain the FCC’s specific approval.

On November 5, 2020, the FCC issued the Declaratory Ruling which authorizes us to have aggregate foreign ownership and voting percentages of up to 100 percent and specifically approves certain of our stockholders that are deemed to be foreign under FCC rules, subject to certain conditions. Among those conditions is a requirement that we comply with the LOA that we entered into with the DOJ. The Declaratory Ruling also requires us to take our Special Warrants into account in determining our foreign ownership compliance. A direct or indirect owner of our securities that is deemed to be foreign under FCC rules could require us to take action under the Declaratory Ruling and the FCC’s foreign ownership rules if that owner acquires more than 5 percent, or more than 10 percent for certain “passive” investors, of our voting equity or total equity (including the Special Warrants on an as-exercised basis), without obtaining specific approval from the FCC through a new petition for declaratory ruling. On February 5, 2021, Honeycomb filed a Schedule 13D with the SEC reporting ownership of more than 5% of our voting stock and equity. Honeycomb acquired its interest without our knowledge or control, and we are fulfilling our obligations under the Declaratory Ruling and the FCC rules with respect to Honeycomb’s interest.

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
To the extent necessary to comply with the Communications Act, FCC rules and policies, and the Declaratory Ruling, and in accordance with our certificate of incorporation, we may request information from any stockholder or proposed stockholder to determine whether such stockholder’s ownership of shares of capital stock may result in a violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling. We may further take the following actions, among others, to help ensure compliance with and to remedy any actual or potential violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling, or to prevent the loss or impairment of any of our FCC licenses: (i) prohibit, suspend or rescind the ownership, voting or transfer of any portion of our outstanding capital stock; (ii) redeem capital stock; and (iii) exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction, against any stockholder, to cure any such actual or potential violation or impairment.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, our acquisition of Triton, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
•the impact of acquisitions, dispositions and other strategic transactions;
•legislative or regulatory requirements;
•the impact of legislation, ongoing litigation or royalty audits on music licensing and royalties;
•regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;
•risks associated with our recent emergence from the Chapter 11 Cases;
•risks related to our Class A common stock;
•regulations impacting our business and the ownership of our securities; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this report.

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
For additional information regarding legal proceedings, refer to Note 10, Commitments and Contingencies “-Chapter 11 Cases” and -Stockholder Litigation” to our Consolidated Financial Statements included in Item 8, Part II of this Annual Report on Form 10-K.
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest (the “Foreign Ownership Rule”). Under the Plan of

Reorganization, the Company committed to file the PDR requesting the FCC to permit the Company to be up to 100% foreign-owned.
On November 5, 2020, the FCC issued the Declaratory Ruling granting the relief requested by the PDR, subject to certain conditions.
On November 9, 2020, the Company notified the holders of Special Warrants of the commencement of an exchange process (the notification, the “Exchange Notice,” and the exchange, the “Exchange”). In the Exchange, which took place on January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock.

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of February 25, 2021:

Name	Age	Position at iHeartMedia	Principal Employment
Robert W. Pittman	67	Chairman and Chief Executive Officer	Same
Richard J. Bressler	63	President, Chief Operating Officer, Chief Financial Officer and Director	Same
Gary Barber	63	Director	Chairman and Chief Executive Officer of Spyglass Media Group, LLC, a premium content company
Brad Gerstner	49	Director	Chief Executive Officer and Chief Investment Officer of Altimeter Capital Management, LP, an technology focused investment firm
Sean Mahoney	58	Director	Private investor
Cheryl Mills	56	Director	Founder and Chief Executive Officer of the BlackIvy Group LLC, a private holding company that grows and builds businesses in Sub-Saharan Africa
James A. Rasulo	65	Director	Former Chief Financial Officer and Senior Executive Vice President at Walt Disney Company, a global mass media and entertainment conglomerate
Kamakshi Sivaramakrishnan	45	Director	Leading an integration and identity charter at LinkedIn, an employment technology services company
Michael B. McGuinness	44	Executive Vice President – Finance and Deputy Chief Financial Officer	Same
Scott D. Hamilton	51	Senior Vice President, Chief Accounting Officer and Assistant Secretary	Same

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock are quoted for trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol “IHRT.”  There were 604 stockholders of record of our Class A common stock as of February 22, 2021.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B common stock.  There were 29,088,181 shares of our Class B common stock outstanding on February 22, 2021.  Holders of shares of the Successor Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act of 1934, as amended (the “Communications Act”) and Federal Communications Commission (“FCC”) regulations. There were 89 stockholders of record of our Class B common stock as of February 22, 2021.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
On November 5, 2020, the FCC issued the Declaratory Ruling, which permits the Company to be up to 100% foreign-owned, subject to certain conditions. On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of the Company's Class A common stock or Class B common stock, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, (a) subject to certain exceptions, such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock or total equity, or (b) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. There were 6,201,453 Special Warrants outstanding on February 22, 2021.
For more information regarding our Class A common Stock, Class B common stock and Special Warrants, refer to Note 12, Stockholders' Equity to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
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

Stock Performance Graph
The following chart provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for iHeartMedia, Inc., our Radio Index* and the Nasdaq Stock Market Index for the period from July 18, 2019, the day our Class A common stock was listed and began trading on the Nasdaq, through December 31, 2020.

Indexed Stock Price Close
(Price Adjusted for Stock Splits and Dividends)

Source: Yahoo Finance

*    We have constructed a peer group index comprised of other radio companies that includes Cumulus Media, Beasley Broadcast Group and Entercom Communications. Our peer group index previously included Emmis Communications, which delisted from Nasdaq in 2020 and we have replaced with Beasley Broadcast Group.

	7/18/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
iHeartMedia, Inc.	$1,000	$909	$1,024	$443	$506	$492	$787
Radio Index*	$1,000	$780	$860	$422	$439	$344	$489
Nasdaq Stock Market Index	$1,000	$975	$1,093	$938	$1,226	$1,361	$1,570

Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2020 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	759	$8.19	—	$—
November 1 through November 30	9,673	8.53	—	—
December 1 through December 31	6,923	8.35	—	—
Total	17,355	$8.45	—	—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2020 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

(In thousands, except per share data)	Successor Company		Predecessor Company
	For the Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	For the Years Ended December 31,
	2020	2019	2019	2018	2017	2016
Results of Operations Data:
Revenue	$2,948,218	$2,610,056	$1,073,471	$3,611,323	$3,586,647	$3,574,633
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,163,148	878,956	381,184	1,132,439	1,121,088	1,024,402
Selling, general and administrative expenses (excludes depreciation and amortization)	1,225,097	897,670	427,230	1,350,157	1,318,346	1,202,841
Corporate expenses (excludes depreciation and amortization)	144,572	136,171	53,647	184,216	174,400	187,263
Depreciation and amortization	402,929	249,623	52,834	211,951	275,304	291,103
Impairment charges (1)	1,738,752	—	91,382	33,150	6,040	726
Other operating (income) expense, net	11,344	8,000	154	9,266	(9,313)	1,132
Operating income (loss)	(1,737,624)	439,636	67,040	690,144	700,782	867,166
Interest expense (income), net	343,745	266,773	(499)	334,798	1,484,435	1,475,090
Loss on investments	(9,346)	(20,928)	(10,237)	(472)	(3,827)	(13,438)
Equity in earnings (loss) of nonconsolidated affiliates	(379)	(279)	(66)	116	(1,865)	(15,044)
Gain on extinguishment of debt	—	—	—	—	1,271	157,556
Other income (expense), net	(7,751)	(18,266)	23	(23,007)	(45,122)	(2,420)
Reorganization items, net	—	—	9,461,826	(356,119)	—	—
Income (loss) from continuing operations before income taxes	(2,098,845)	133,390	9,519,085	(24,136)	(833,196)	(481,270)
Income tax benefit (expense)	183,623	(20,091)	(39,095)	(13,836)	177,188	127,130
Income (loss) from continuing operations	(1,915,222)	113,299	9,479,990	(37,972)	(656,008)	(354,140)
Income (loss) from discontinued operations, net of tax	—	—	1,685,123	(164,667)	197,297	107,568
Net income (loss)	(1,915,222)	113,299	11,165,113	(202,639)	(458,711)	(246,572)
Less amount attributable to noncontrolling interest	(523)	751	(19,028)	(729)	(60,651)	55,484
Net income (loss) attributable to the Company	$(1,914,699)	$112,548	$11,184,141	$(201,910)	$(398,060)	$(302,056)

(In thousands, except per share data)	Successor Company		Predecessor Company
	For the Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	For the Years Ended December 31,
	2020	2019	2019	2018	2017	2016
Net income (loss) per common share:
Basic:
From continuing operations	$(13.12)	$0.77	$109.92	$(0.44)	$(7.71)	$(4.19)
From discontinued operations	—	—	19.76	(1.93)	3.02	0.62
Basic net income (loss) per share	$(13.12)	$0.77	$129.68	$(2.36)	$(4.68)	$(3.57)
Diluted:
From continuing operations	$(13.12)	$0.77	$109.92	$(0.44)	$(7.71)	$(4.19)
From discontinued operations	—	—	19.76	(1.93)	3.02	0.62
Diluted net income (loss) per share	$(13.12)	$0.77	$129.68	$(2.36)	$(4.68)	$(3.57)
(1)We recorded non-cash impairment charges of $1,738.8 million, $0.0 million, $91.4 million $33.2 million, $6.0 million and $0.7 million during 2020, the period from May 2, 2019 through December 31, 2019, the period from January 1, 2019 through May 1, 2019, 2018, 2017 and 2016, respectively.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	Successor Company		Predecessor Company
	As of December 31,		As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Current assets	$1,618,976	$1,416,348	$2,235,017	$2,067,347	$2,494,229
Property, plant and equipment, net	811,702	846,876	502,202	489,685	535,329
Total assets	9,202,961	11,021,099	12,269,515	12,260,431	12,851,789
Current liabilities	717,804	667,398	1,247,649	16,354,597	1,674,574
Long-term debt, net of current maturities	5,982,155	5,756,504	—	410,661	14,912,060
Liabilities subject to compromise	—	—	16,480,256	—	—
Stockholders' equity (deficit)	1,050,817	2,945,441	(11,560,342)	(11,344,344)	(10,901,861)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8 of this Annual Report on Form 10-Kof iHeartMedia, Inc. (the "Company," "iHeartMedia," "we," or "us").
Our primary business provides media and entertainment services via broadcast and digital delivery, including our networks businesses, through our Audio segment. We also operate businesses that provide audio and media services through our Audio and Media Services segment, including our full-service media representation business, Katz Media Group (“Katz Media”) and our provider of scheduling and broadcast software and services, RCS. Following the Separation, we ceased to operate our former outdoor business, which prior to the Separation was presented as our Americas outdoor segment and our International outdoor segment. The historical results of the outdoor business have been reclassified as results from discontinued operations.
Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms including podcasting, networks and events. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe that our ability to generate cash flow from operations from our business initiatives and our current cash on hand will provide sufficient resources to fund and operate our businesses, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next 12 months.
Certain prior period amounts have been reclassified to conform to the 2020 presentation.
Our Business
Our Audio strategy centers on delivering entertaining and informative content where our listeners want to find us across multiple platforms, including broadcast, digital and live mobile, as well as events. Our primary source of revenue is derived from selling local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We work closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. We continue to expand the choices for listeners and we deliver our radio, podcasting and other content and sell advertising across multiple distribution channels, including digitally via our iHeartRadio mobile application and other digital platforms which reach national, regional and local audiences. We also generate revenue from network syndication, our nationally recognized events, our station websites and other miscellaneous transactions.
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
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  A recession or downturn in the U.S. economy typically has a significant impact on the Company’s ability to generate revenue. In light of the novel coronavirus pandemic (“COVID-19”) and the resulting recession impacting the U.S. economy, our revenue for the year ended December 31, 2020 has declined significantly compared to 2019, largely as a result of a decline in consumer and business spending and the related impact to the demand for advertising and pricing pressure resulting from greater competition for available advertising dollars. In the third and fourth quarters of 2020, we experienced sequential increases in revenue compared to the second quarter of 2020, although we continued to see year-over-year declines in our Broadcast radio, Networks and Sponsorships revenue streams. Revenue from our Audio and Media Services increased, primarily as a result of higher political revenue, which resulted in an increase of $61.8 million in revenue in the year ended December 31, 2020 compared to 2019.
When the business environment recovers, we expect that the traditional use of radio will be a strong benefit to us. As businesses reopen both nationally and locally, we believe that we are advantaged by our unparalleled reach and the live and local trusted voices that advertisers need to get their messages out quickly.
In the first quarter of 2020, we announced our modernization initiatives, which take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides new, high quality products while also unlocking cost efficiencies. These initiatives delivered the expected 2020 in-year savings of approximately $50 million and remain on track to deliver annualized run-rate cost savings of approximately $100 million by mid-year 2021. In addition, and as previously discussed, in response to the COVID-19 pandemic, we took steps to significantly reduce our capital and operating expenditures in 2020. These initiatives generated approximately $200 million of operating cost savings in 2020 and we have identified, and executed on, plans to make substantially all of those savings permanent in 2021 and beyond. For more information, please see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
On March 26, 2020, we announced the withdrawal of our previously issued financial guidance for the fiscal year ending December 31, 2020 due to heightened uncertainty related to COVID-19. As a precautionary measure to preserve financial flexibility in light of this uncertainty, we borrowed $350.0 million principal amount under our senior secured asset-based revolving credit facility (the “ABL Facility”). During the second and third quarters of 2020, we repaid the amounts outstanding under our ABL Facility using cash on hand and the proceeds from the issuance of our Incremental Term Loan Facility (as defined below), resulting in no balance outstanding under the facility as of December 31, 2020 and borrowing capacity of $172 million, as a result of restrictions in iHeartMedia’s debt and preferred stock agreements.
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
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. No impairment was required as part of the 2020 annual impairment testing. In addition, no further impairment was considered necessary in the fourth quarter of 2020. For more information, see Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges and annual impairment tests.

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

Combined Results
Our financial results for the periods from January 1, 2019 through May 1, 2019 and the year ended December 31, 2018 are referred to as those of the “Predecessor” period. Our financial results for the period from May 2, 2019 through December 31, 2019 and the year ended December 31, 2020 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2019 through May 1, 2019 and the period from May 2, 2019 through December 31, 2019 separately, management views the Company’s operating results for the year ended December 31, 2019 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison to our results in the year ended December 31, 2020.
The Company cannot adequately benchmark the operating results of the period from May 2, 2019 through December 31, 2019 against any of the current or prior periods reported in its Consolidated Financial Statements without combining it with the period from January 1, 2019 through May 1, 2019 and does not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, operating income and Adjusted EBITDA for the Successor period in fiscal 2019 when combined with the Predecessor period in fiscal 2019 provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the year ended December 31, 2019.
The combined results for the year ended December 31, 2019, which we refer to herein as the results for the “year ended December 31, 2019” represent the sum of the reported amounts for the Predecessor period from January 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through December 31, 2019. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results. Accordingly, the results for the years ended December 31, 2020, 2019 and 2018 may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization and Separation transactions, the impact of fresh start accounting on depreciation and amortization and the impact of interest expense not being recognized while we were in Chapter 11 bankruptcy protection from the Petition Date of March 14, 2018 to May 1, 2019.

Executive Summary
As 2020 began, we saw strong growth across our revenue streams in January and February, particularly from digital and from political advertising. However, while digital and political revenue continued to grow, the economic downturn as a result of the COVID-19 pandemic had a significant and negative impact on our other revenue streams beginning in March 2020 and continuing through the rest of 2020, including broadcast radio which is our largest revenue stream. Revenue from our Broadcast and Audio and Media Services revenue streams were positively impacted by political revenue as a result of 2020 being a presidential election year. Although revenue improved significantly from the low point through the remainder of 2020, we continued to experience a decline in advertising spend and the postponement or cancellation of certain tent-pole events drove an overall decrease in revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019. The extent of the economic downturn and the timing of recovery, as well as the future impact on our operations, are subject to significant uncertainty. In an effort to further strengthen the Company's financial flexibility and efficiently manage through the COVID-19 pandemic, we implemented measures to cut costs and preserve cash. For additional information on these actions, see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
The key developments in our business for the year ended December 31, 2020 are summarized below:
•Effects of the COVID-19 pandemic adversely impacted revenue for all revenue streams, with the exception of political revenue.
•We achieved approximately $250 million of cost savings in 2020.
•Revenue of $2,948.2 million decreased 20.0% during 2020 compared to 2019.
•Revenue decreased 1.9%, 46.6%, 21.5% and 8.8% in the first, second, third and fourth quarters of 2020, respectively, compared to the respective quarters in 2019.
•Operating loss of $1,737.6 million was down from Operating income of $506.7 million in 2019.
•Net loss of $1.9 billion in 2020, driven primarily by an impairment of $1.7 billion in the first quarter of 2020, as compared to Net income of $11.3 billion in 2019.
•Adjusted EBITDA(1) of $538.7 million, was down from Adjusted EBITDA(1) of $1,000.7 million in 2019.
•Cash flows provided by operating activities from continuing operations of $215.9 million decreased $245.5 million or 53.2% compared to 2019.
•Free cash flow(2) of $130.7 million decreased $218.5 million or 62.6% compared to 2019.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	%
	2020	2019	2019	2019	Change
Revenue	$2,948,218	$2,610,056	$1,073,471	$3,683,527	(20.0)%
Operating income (loss)	$(1,737,624)	$439,636	$67,040	$506,676	NM
Net income (loss)	$(1,915,222)	$113,299	$11,165,113	$11,278,412	NM
Cash provided by (used for) operating activities from continuing operations	$215,945	$468,905	$(7,505)	$461,400	(53.2)%

Adjusted EBITDA(1)	$538,673	$775,549	$225,149	$1,000,698	(46.2)%
Free cash flow from (used for) continuing operations(2)	$130,740	$392,912	$(43,702)	$349,210	(62.6)%

(1) For a definition of Adjusted EBITDA, and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net Income (Loss), please see “Reconciliation of Operating Income to Adjusted EBITDA” and “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” in this MD&A.
(2) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities from continuing operations to Free cash flow from (used for) continuing operations” in this MD&A.

Results of Operations
The table below presents the comparison of our historical results of operations for the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Revenue	$2,948,218	$2,610,056	$1,073,471	$3,683,527
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,163,148	878,956	381,184	1,260,140
Selling, general and administrative expenses (excludes depreciation and amortization)	1,225,097	897,670	427,230	1,324,900
Corporate expenses (excludes depreciation and amortization)	144,572	136,171	53,647	189,818
Depreciation and amortization	402,929	249,623	52,834	302,457
Impairment charges	1,738,752	—	91,382	91,382
Other operating expense, net	11,344	8,000	154	8,154
Operating income (loss)	(1,737,624)	439,636	67,040	506,676
Interest expense (income), net	343,745	266,773	(499)	266,274
Loss on investments, net	(9,346)	(20,928)	(10,237)	(31,165)
Equity in loss of nonconsolidated affiliates	(379)	(279)	(66)	(345)
Other income (expense), net	(7,751)	(18,266)	23	(18,243)
Reorganization items, net	—	—	9,461,826	9,461,826
Income (loss) from continuing operations before income taxes	(2,098,845)	133,390	9,519,085	9,652,475
Income tax benefit (expense)	183,623	(20,091)	(39,095)	(59,186)
Income (loss) from continuing operations	(1,915,222)	113,299	9,479,990	9,593,289
Income from discontinued operations, net of tax	—	—	1,685,123	1,685,123
Net income (loss)	(1,915,222)	113,299	11,165,113	11,278,412
Less amount attributable to noncontrolling interest	(523)	751	(19,028)	(18,277)
Net income (loss) attributable to the Company	$(1,914,699)	$112,548	$11,184,141	$11,296,689

The table below presents the comparison of our revenue streams for the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	%
	2020	2019	2019	2019	Change
Broadcast Radio	$1,604,880	$1,575,382	$657,864	$2,233,246	(28.1)%
Digital	474,371	273,389	102,789	376,178	26.1%
Networks	484,950	425,631	189,088	614,719	(21.1)%
Sponsorship and Events	107,654	159,187	50,330	209,517	(48.6)%
Audio and Media Services	274,749	167,292	69,362	236,654	16.1%
Other	9,370	14,211	6,606	20,817	(55.0)%
Eliminations	(7,756)	(5,036)	(2,568)	(7,604)
Revenue, total	$2,948,218	$2,610,056	$1,073,471	$3,683,527	(20.0)%

Consolidated results for the year ended December 31, 2020 compared to the combined results for the year ended December 31, 2019 were as follows:
Revenue
Revenue decreased $735.3 million during the year ended December 31, 2020 compared to 2019. The decrease in Revenue is attributable to the macroeconomic effects of COVID-19, which began to unfold into a global pandemic in early March 2020, resulting in a significant economic downturn due to the shut-down of businesses and shelter-in-place orders. Strong revenue growth in January and February was followed by a sharp decline in revenue in March, which continued through the end of 2020, with the exception of October, which saw consolidated revenue growth as a result of strong political advertising spend, resulting in significant revenue declines impacting most of our revenue streams, primarily as a result of a decrease in broadcast radio advertising spend as a result of the COVID-19 pandemic. Broadcast revenue decreased $628.4 million, driven by a $432.7 million decrease in Local spot revenue and a $195.7 million decrease in National spot revenue. The decrease in Broadcast revenue was partially offset by a $70.5 million increase in political revenue as a result of 2020 being a presidential election year. Revenue from our Networks businesses, including both Premiere and Total Traffic & Weather, was also impacted by the downturn, resulting in a decrease of $129.8 million. Revenue from Sponsorship and Events decreased by $101.9 million, primarily as a result of the cancellations of events in response to the COVID-19 pandemic. Digital revenue increased $98.2 million, driven by continued growth in podcasting, including for both new and existing podcasts, which continued to experience increased advertiser demand. Audio and Media Services revenue increased $38.1 million primarily due to a $61.8 million increase in political revenue as a result of 2020 being a presidential election year, partially offset by the effects of COVID-19 on advertising spend.
Direct Operating Expenses
Direct operating expenses decreased $97.0 million during the year ended December 31, 2020 compared to 2019. The decrease in Direct operating expenses was driven primarily by lower employee compensation expenses resulting from our modernization initiatives and cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, variable operating expenses, including music license and performance royalty fees, decreased in relation to lower revenue recognized during the year. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic. The decrease in Direct operating expenses was partially offset by severance payments and other costs specific to our modernization initiatives, as well as higher content costs from higher podcasting and digital subscription revenue.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $99.8 million during the year ended December 31, 2020 compared to 2019. The decrease in SG&A expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic, along with lower sales commissions, which were impacted by the decrease in revenue. Travel and entertainment expenses also decreased primarily as a result of operating expense saving initiatives put into place in response to the COVID-19 pandemic, as well as trade and barter expenses primarily driven by lower Local trade expenses, which declined in line with lower trade revenue. The decrease in SG&A expenses was partially offset by costs incurred in relation to our modernization initiatives announced in the first quarter of 2020 and higher bad debt expense.
Corporate Expenses
Corporate expenses decreased $45.2 million during the year ended December 31, 2020 compared to 2019, as a result of lower employee compensation, including variable incentive expenses and employee benefits, resulting from cost reduction initiatives taken in response to the COVID-19 pandemic. The decrease in Corporate expenses was partially offset by costs incurred to support our modernization initiatives.
Depreciation and Amortization
Depreciation and amortization increased $100.5 million during 2020 compared to 2019, primarily as a result of the application of fresh start accounting, which resulted in significantly higher values of our tangible and intangible long-lived assets.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. As discussed above, as a result of the assumed potential adverse effects caused by the COVID-19 pandemic on estimated future cash flows, we performed an interim impairment test as of March 31, 2020 and we recognized non-cash impairment charges to our indefinite-lived intangible assets and goodwill of $1.7 billion in the first quarter of 2020. No impairment charges were recorded in the remainder of 2020 in connection with our annual impairment test which was performed in the third quarter of 2020.
We recognized non-cash impairment charges of $91.4 million in the first quarter of 2019 on our indefinite-lived FCC licenses as a result of an increase in our weighted average cost of capital. See Note 7, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Expense, Net
Other operating expense, net of $11.3 million and $8.2 million in 2020 and 2019, respectively, primarily related to net losses recognized on the disposal of assets.
Interest Expense, Net
Interest expense, net increased $77.5 million during 2020 compared to 2019 as a result of the interest recognized on the new debt issued in connection with our emergence from the Chapter 11 Cases. During the period from March 14, 2018 to May 1, 2019, while the Company was a debtor-in-possession, no interest expense was recognized on pre-petition debt. The increase was offset by a decrease in interest expense driven by the impact of lower LIBOR rates, as well as the impact of the amendment to the Term Loan Facility in the first quarter of 2020, resulting in a 1.00% reduction in the Term Loan Facility interest rate.
In the Predecessor period, we ceased to accrue interest expense on long-term debt, which was reclassified as Liabilities subject to compromise as of the Petition Date, resulting in $533.4 million in contractual interest not being accrued on pre-petition indebtedness for the period from January 1, 2019 to May 1, 2019.
Loss on Investments, net
During the years ended December 31, 2020 and 2019, we recognized loss on investments, net of $9.3 million and $31.2 million, respectively, primarily in connection with other-than-temporary declines in the values of certain of our investments.

Other Expense, Net
Other expense, net was $7.8 million for the year ended December 31, 2020, which related primarily to costs incurred to amend our Term Loan Facility and professional fees incurred in connection with the Chapter 11 Cases in the Successor period.
Other expense, net was $18.2 million for the year ended December 31, 2019, which related primarily to professional fees incurred in connection with the Chapter 11 Cases in the Successor period. Such expenses were included within Reorganization items, net in the Predecessor period while the Company was a debtor-in-possession.
Reorganization Items, Net
During 2019, we recognized Reorganization items, net of $9,461.8 million related to our emergence from the Chapter 11 Cases, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. In addition, Reorganization items, net included professional fees recognized between the March 14, 2018 Petition Date and the May 1, 2019 Effective Date in connection with the Chapter 11 Cases. See Note 3, Fresh Start Accounting to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Income Tax Expense (Benefit)
The effective tax rate for the year ended December 31, 2020 was 8.7%. The effective tax rate for the year ended December 31, 2020 was primarily impacted by the impairment charges discussed above. In addition, the Successor Company recorded deferred tax adjustments to state net operating losses and federal and state disallowed interest carryforwards as a result of the filing of 2019 tax returns and certain legal entity restructuring completed during the period. These deferred tax adjustments were partially offset by valuation allowances adjustments recorded during the year against certain federal and state deferred tax assets such as net operating loss carryforwards and disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods.
The Successor Company’s effective tax rate for the period from May 2, 2019 through December 31, 2019 was 15.1%. The effective tax rate for the Successor period was primarily impacted by deferred tax benefits recorded for changes in estimates related to the carryforward tax attributes that are expected to survive the emergence from bankruptcy and deferred tax adjustments associated with the filing of the Company’s 2018 tax returns during the fourth quarter of 2019. The primary change to the 2018 tax return filings, when compared to the provision estimates, was the Company's decision to elect out of the first-year bonus depreciation rules for the 2018 year for all qualified capital expenditures. This resulted in less tax depreciation deductions for tax purposes for the 2018 year and higher adjusted tax basis for our fixed assets as of the Effective Date.
The Predecessor Company’s effective tax rate for the period from January 1, 2019 through May 1, 2019 was 0.4%. The income tax expense for the period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.
Net Income (Loss) Attributable to the Company
Net income (loss) attributable to the Company decreased $13.2 billion to a Net loss of $1.9 billion during the year ended December 31, 2020 compared to net income of $11.3 billion during the year ended December 31, 2019. The Net loss attributable to the Company for the year ended December 31, 2020 primarily related to the non-cash impairment charges to our indefinite-lived intangible assets and goodwill of $1.7 billion recognized in the first quarter of 2020. In 2019, the Net income attributable to the Company primarily related to the recognition of net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities.

The comparison of our combined results for the year ended December 31, 2019 to the consolidated results of year ended December 31, 2018 is as follows:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	Year Ended December 31,
	2019	2019	2019	2018
Revenue	$2,610,056	$1,073,471	$3,683,527	$3,611,323
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	878,956	381,184	1,260,140	1,132,439
Selling, general and administrative expenses (excludes depreciation and amortization)	897,670	427,230	1,324,900	1,350,157
Corporate expenses (excludes depreciation and amortization)	136,171	53,647	189,818	184,216
Depreciation and amortization	249,623	52,834	302,457	211,951
Impairment charges	—	91,382	91,382	33,150
Other operating expense, net	8,000	154	8,154	9,266
Operating income	439,636	67,040	506,676	690,144
Interest expense (income), net	266,773	(499)	266,274	334,798
Loss on investments, net	(20,928)	(10,237)	(31,165)	(472)
Equity in earnings (loss) of nonconsolidated affiliates	(279)	(66)	(345)	116
Other income (expense), net	(18,266)	23	(18,243)	(23,007)
Reorganization items, net	—	9,461,826	9,461,826	(356,119)
Income (loss) from continuing operations before income taxes	133,390	9,519,085	9,652,475	(24,136)
Income tax expense	(20,091)	(39,095)	(59,186)	(13,836)
Income (loss) from continuing operations	113,299	9,479,990	9,593,289	(37,972)
Income (loss) from discontinued operations, net of tax	—	1,685,123	1,685,123	(164,667)
Net income (loss)	113,299	11,165,113	11,278,412	(202,639)
Less amount attributable to noncontrolling interest	751	(19,028)	(18,277)	(729)
Net income (loss) attributable to the Company	$112,548	$11,184,141	$11,296,689	$(201,910)

The table below presents the comparison of our revenue streams for the periods presented:

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	Year Ended December 31,	%
	2019	2019	2019	2018	Change
Broadcast Radio	$1,575,382	$657,864	$2,233,246	$2,264,058	(1.4)%
Digital	273,389	102,789	376,178	284,565	32.2%
Networks	425,631	189,088	614,719	582,302	5.6%
Sponsorship and Events	159,187	50,330	209,517	200,605	4.4%
Audio and Media Services	167,292	69,362	236,654	264,061	(10.4)%
Other	14,211	6,606	20,817	22,240	(6.4)%
Eliminations	(5,036)	(2,568)	(7,604)	(6,508)
Revenue, total	$2,610,056	$1,073,471	$3,683,527	$3,611,323	2.0%

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
Direct Operating Expenses
Direct operating expenses increased $127.7 million during the year ended December 31, 2019 compared to 2018. Higher direct operating expenses were driven primarily by higher compensation-related expenses, including from the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018, as well as higher music license fees, digital royalties and content costs from higher podcasting, subscription and other digital revenue. Included in this increase is the impact of updated estimates to music license fee expenses primarily related to prior years for which payments were made under interim agreements with performance rights organizations and that are subject to ongoing negotiations. The increase in direct operating expenses also includes a $6.3 million increase in lease expense due to the impact of the adoption of the new leasing standard in the first quarter of 2019 and the adoption of fresh start accounting.
SG&A Expenses
SG&A expenses decreased $25.3 million during the year ended December 31, 2019 compared to 2018. The decrease in our SG&A expenses was due primarily to lower commissions as a result of our revenue mix, lower bad debt expense, resulting from improved collections, and lower trade and barter expenses, primarily resulting from timing. The decrease in SG&A expenses was partially offset by higher third-party digital fees, driven by the increase in digital revenue, along with higher employee costs, primarily resulting from the acquisitions of Stuff Media and Jelli in the fourth quarter of 2018.
Corporate Expenses
Corporate expenses increased $5.6 million during the year ended December 31, 2019 compared to 2018 as a result of higher share-based compensation expense, which increased $24.8 million as a result of our equity compensation plan entered into in connection with our Plan of Reorganization. This increase was partially offset by lower employee benefit costs and lower amortization of retention bonuses related to the bankruptcy for which amortization ceased on the Effective Date.

Depreciation and Amortization
Depreciation and amortization increased $90.5 million during the year ended December 31, 2019 compared to 2018 primarily as a result of the application of fresh start accounting, which resulted in significantly higher values of our tangible and intangible long-lived assets.
Impairment Charges
We recognized non-cash impairment charges of $91.4 million in the first quarter of 2019 on our indefinite-lived FCC licenses as a result of an increase in the weighted average cost of capital. During 2018 we recorded impairment charges of $33.2 million related primarily to several of our Audio markets.
Other Operating Expense, Net
Other operating expense, net of $8.2 million and $9.3 million in 2019 and 2018, respectively, was primarily related to net losses recognized on the disposal of assets.

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

Income Tax Benefit (Expense)
The Successor Company’s effective tax rate for the period from May 2, 2019 through December 31, 2019 was 15.1%. The effective tax rate for the Successor period was primarily impacted by deferred tax benefits recorded for changes in estimates related to the carryforward tax attributes that are expected to survive the emergence from bankruptcy and deferred tax adjustments associated with the filing of the Company’s 2018 tax returns during the fourth quarter of 2019. The primary change to the 2018 tax return filings, when compared to the provision estimates, was the Company's decision to elect out of the first-year bonus depreciation rules for the 2018 year for all qualified capital expenditures. This resulted in less tax depreciation deductions for tax purposes for the 2018 year and higher adjusted tax basis for our fixed assets as of the Effective Date.

The Predecessor Company’s effective tax rate for the period from January 1, 2019 through May 1, 2019 was 0.4%. The income tax expense for the period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.
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

Non-GAAP Financial Measures

Reconciliations of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Operating income (loss)	$(1,737,624)	$439,636	$67,040	$506,676
Depreciation and amortization(1)	402,929	249,623	52,834	302,457
Impairment charges	1,738,752	—	91,382	91,382
Other operating expense, net	11,344	8,000	154	8,154
Share-based compensation expense	22,862	26,411	498	26,909
Restructuring and reorganization expenses	100,410	51,879	13,241	65,120
Adjusted EBITDA(2)	$538,673	$775,549	$225,149	$1,000,698

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined[2]	Predecessor Company
	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	Year Ended December 31,
	2019	2019	2019	2018
Operating income	$439,636	$67,040	$506,676	$690,144
Depreciation and amortization(1)	249,623	52,834	302,457	211,951
Impairment charges	—	91,382	91,382	33,150
Other operating expense, net	8,000	154	8,154	9,266
Share-based compensation expense(3)	26,411	498	26,909	2,066
Restructuring and reorganization expenses	51,879	13,241	65,120	30,078
Adjusted EBITDA(2)	$775,549	$225,149	$1,000,698	$976,655

Reconciliations of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Net income (loss)	$(1,915,222)	$113,299	$11,165,113	$11,278,412
Income from discontinued operations, net of tax	—	—	(1,685,123)	(1,685,123)
Income tax (benefit) expense	(183,623)	20,091	39,095	59,186
Interest expense (income), net	343,745	266,773	(499)	266,274
Depreciation and amortization	402,929	249,623	52,834	302,457
EBITDA	$(1,352,171)	$649,786	$9,571,420	$10,221,206
Reorganization items, net	—	—	(9,461,826)	(9,461,826)
Loss on investments, net	9,346	20,928	10,237	31,165
Other (income) expense, net	7,751	18,266	(23)	18,243
Equity in loss of nonconsolidated affiliates	379	279	66	345
Impairment charges	1,738,752	—	91,382	91,382
Other operating expense, net	11,344	8,000	154	8,154
Share-based compensation expense	22,862	26,411	498	26,909
Restructuring and reorganization expenses	100,410	51,879	13,241	65,120
Adjusted EBITDA(2)	$538,673	$775,549	$225,149	$1,000,698

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	Year Ended December 31,
	2019	2019	2019	2018
Net income (loss)	$113,299	$11,165,113	$11,278,412	$(202,639)
(Income) loss from discontinued operations, net of tax	—	(1,685,123)	(1,685,123)	164,667
Income tax expense	20,091	39,095	59,186	13,836
Interest expense (income), net	266,773	(499)	266,274	334,798
Depreciation and amortization(1)	249,623	52,834	302,457	211,951
EBITDA	$649,786	$9,571,420	$10,221,206	$522,613
Reorganization items, net	—	(9,461,826)	(9,461,826)	356,119
Loss on investments, net	20,928	10,237	31,165	472
Other income (expense), net	18,266	(23)	18,243	23,007
Equity in (earnings) loss of nonconsolidated affiliates	279	66	345	(116)
Impairment charges	—	91,382	91,382	33,150
Other operating expense, net	8,000	154	8,154	9,266
Share-based compensation expense	26,411	498	26,909	2,066
Restructuring and reorganization expenses	51,879	13,241	65,120	30,078
Adjusted EBITDA(2)	$775,549	$225,149	$1,000,698	$976,655

(1)Increase in Depreciation and amortization is driven by the application of fresh start accounting, resulting in significantly higher values of our tangible and intangible assets.
(2)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring and reorganization expenses included within Direct operating expenses, SG&A expenses and Corporate expenses, and share-based compensation expenses included within Corporate expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense (income), net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude (Income) loss from discontinued operations, net of tax, Income tax (benefit) expense, Interest expense (income), net, Depreciation and amortization, Reorganization items, net, (Gain) Loss on investments, net, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense (income), net, Share-based compensation expense, and restructuring and reorganization expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. Reorganization expenses primarily include the amortization of retention bonus amounts paid or payable to certain members of management directly as a result of the Reorganization. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliations of Cash provided by (used for) operating activities from continuing operations to Free cash flow from (used for) continuing operations

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Cash provided by (used for) operating activities from continuing operations	$215,945	$468,905	$(7,505)	$461,400
Purchases of property, plant and equipment by continuing operations	(85,205)	(75,993)	(36,197)	(112,190)
Free cash flow from (used for) continuing operations(2)	$130,740	$392,912	$(43,702)	$349,210

(In thousands)	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	Year Ended December 31,
	2019	2019	2019	2018
Cash provided by (used for) operating activities from continuing operations(1)	$468,905	$(7,505)	$461,400	$741,219
Less: Purchases of property, plant and equipment by continuing operations	(75,993)	(36,197)	(112,190)	(85,245)
Free cash flow from (used for) continuing operations(2)	$392,912	$(43,702)	$349,210	$655,974
(1)Cash provided by operating activities from continuing operations for the year ended December 31, 2019 was impacted primarily by an increase of $165.1 million in cash paid for interest. Our debt issued upon emergence was outstanding from the period of May 2, 2019 to December 31, 2019, resulting in cash interest payments of $183.8 million. In 2018, we made cash interest payments of $22.5 million on our pre-petition debt, which was outstanding for the period from January 1, 2018 to March 14, 2018. Cash provided by operating activities was also impacted by a $97.9 million increase in cash payments for Reorganization items, which consisted primarily of bankruptcy-related professional fees, as well as payments for settlement of pre-petition liabilities upon our emergence from bankruptcy.
(2)We define Free cash flow from (used for) continuing operations (“Free Cash Flow”) as Cash provided by (used for) operating activities from continuing operations less capital expenditures, which is disclosed as Purchases of property, plant and equipment by continuing operations in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.
Share-Based Compensation Expense
Historically, we had granted restricted shares of the Company's Class A common stock to certain key individuals. In connection with the effectiveness of our Plan of Reorganization, all unvested restricted shares were canceled.
Pursuant to the new equity incentive plan (the “Post-Emergence Equity Plan”) we adopted in connection with the effectiveness of our Plan of Reorganization, we have granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $22.9 million, $26.4 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In August 2020, we issued performance-based restricted stock units (“Performance RSUs”) to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the year ended December 31, 2020, we recognized $3.4 million in relation to these performance-based RSUs.
As of December 31, 2020, there was $54.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.8 years. In addition, as of December 31, 2020, there was $1.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on performance conditions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	Year Ended December 31,
	2020	2019	2019	2019	2018
Cash provided by (used for):
Operating activities	$215,945	$468,905	$(40,186)	$428,719	$966,672
Investing activities	$(147,813)	$(73,278)	$(261,144)	$(334,422)	$(345,478)
Financing activities	$241,180	$(58,033)	$(55,557)	$(113,590)	$(491,799)
Free Cash Flow(1)	$130,740	$392,912	$(43,702)	$349,210	$655,974

(1) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities from continuing operations to Free cash flow from (used for) continuing operations” in this MD&A.
Operating Activities
2020
Cash provided by operating activities was $215.9 million in 2020 compared to $428.7 million of cash provided by operating activities in 2019.
Cash provided by operating activities from continuing operations decreased from $461.4 million in 2019 to $215.9 million in 2020 primarily as a result of a decrease in Revenue driven by the decline in advertising spend resulting from the economic slow-down caused by the COVID-19 pandemic. In addition, cash interest payments made by continuing operations increased $169.6 million in 2020 compared to 2019 as a result of interest payments on our debt issued upon our emergence. The Company ceased paying interest on long-term debt after the March 14, 2018 petition date until the Company emerged from bankruptcy on May 1, 2019. The decrease was partially offset by changes in working capital balances, particularly accounts receivable, which was impacted by improved collections, and accrued expenses, which was impacted by the timing of payments. In addition, payments made in relation to Reorganization items, net were $201.2 million lower in the year ended December 31, 2020 compared to the year ended December 31, 2019.

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
Cash provided by operating activities from continuing operations decreased from $741.2 million in 2018 to $461.4 million in 2019 primarily as a result of cash interest payments made by continuing operations, which increased $165.1 million as a result of interest payments on our debt issued upon our emergence compared to pre-petition interest payments made in the prior year. The Company ceased paying interest on long-term debt classified as Liabilities subject to compromise after the March 14, 2018 petition date. In addition, cash decreased as a result of cash payments for Reorganization items, including payments for prepetition liabilities and for bankruptcy-related professional fees, upon our emergence from bankruptcy on May 1, 2019. Such payments for Reorganization items were $97.9 million higher in the year ended December 31, 2019 compared to the year ended December 31, 2018.
2018
Cash provided by operating activities from continuing operations was $741.2 million in 2018 compared to $619.2 million of cash used for operating activities from continuing operations in 2017. The increase in cash provided by operating activities is primarily attributed to the $1,374.4 million decrease in cash paid for interest. Cash paid for interest was $398.0 million during 2018 compared to $1,772.4 million during 2017. In addition, cash provided by operating activities increased as a result of changes in working capital balances, particularly accounts receivable, which were affected by improved collections as well as accounts payable and accrued expenses which were impacted by the timing of payments. Cash paid for Reorganization items, net was $103.7 million during 2018. As part of our liquidity measures taken in anticipation of our March 14, 2018 bankruptcy filing, we did not make scheduled interest payments on our long-term debt and we extended certain accounts payable to conserve cash. Subsequent to the bankruptcy filing, interest payments on our debt classified as "Liabilities subject to compromise" were stayed and only limited pre-petition payments on accounts payable were made.
Investing Activities
2020
Cash used for investing activities of $147.8 million in 2020 was driven primarily by capital expenditures of $85.2 million primarily related to IT software and infrastructure, reflecting a $27.0 million decrease in capital expenditures compared to the prior year as a result of actions taken in response to the COVID-19 pandemic. In addition, we used $62.1 million of cash to acquire certain strategic businesses including Voxnest which was acquired in the fourth quarter of 2020.
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

Financing Activities
2020
Cash provided by financing activities of $241.2 million in 2020 primarily resulted from the net proceeds of $425.8 million from the issuance of incremental term loan commitments, offset by the $150.0 million prepayment on our Term Loan Facility in the first quarter 2020, along with required quarterly principal payments made on our term loan credit facilities.
2019
Cash used for financing activities of $113.6 million in 2019 primarily resulted from the net payment by iHeartCommunications to CCOH as CCOH’s recovery of its claims under the Due from iHeartCommunications Note and settlement of the post-petition intercompany note balance, partially offset by $60.0 million in proceeds received from the issuance of the iHeart Operations Preferred Stock.
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
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of $720.7 million as of December 31, 2020, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. As of December 31, 2020, iHeartCommunications had no principal amounts outstanding under the ABL Facility, a facility size of $450.0 million and $32.9 million in outstanding letters of credit, resulting in $417.1 million of excess availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of December 31, 2020, approximately $172 million was available to be drawn upon under the ABL Facility.
In July 2020, the Company issued $450.0 million of incremental term loans, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay all outstanding balances under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. Our cash balance was $720.7 million as of December 31, 2020. Together with our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $893 million.
We continue to evaluate the full extent of COVID-19’s impact on our business. While the challenges that COVID-19 has created for advertisers and consumers had a significant impact on our revenue for the year ended December 31, 2020 and has created a business outlook that is less clear in the near term, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.
We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations in light of the COVID-19 pandemic and other obligations. We expect to have approximately $335 million of cash interest payments in 2021.
As a result of certain favorable tax provisions in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, our 2020 taxes were significantly reduced compared to what they would have been absent these provisions. Our cash income tax payments were $5.8 million primarily as a result of the provisions allowing for increased interest deductions, which resulted in additional tax deductible interest expense of $179.4 million during the year. In addition, the Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, of which half will be due on December 31, 2021 and the other half will be due on December 31, 2022.
1 Total available liquidity defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

Over the past ten years, we have transitioned our Audio business from a single platform radio broadcast operator to a company with multiple platforms, including digital, podcasting, networks and events. Early in the first quarter of 2020, we implemented our modernization initiatives to take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. Our investments in modernization delivered approximately $50 million of savings in 2020 and are expected to deliver annualized run-rate cost savings of approximately $100 million by mid-year 2021. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience.
In response to the COVID-19 pandemic, in an effort to further strengthen the Company's financial flexibility and efficiently manage through the period of economic slowdown and uncertainty, the Company took the following measures, which generated approximately $200 million in operating cost savings in 2020:
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
•In addition, as a result of the decrease in revenue as a result of the COVID-19 pandemic, certain variable expenses including event production costs and sales commissions, as well as other variable compensation, showed a corresponding decrease.
The Company has identified, and executed on, strategic initiatives to ensure that the majority of all of the $200 million in COVID-19 savings persist in 2021.
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
As a precautionary measure to preserve financial flexibility in light of the uncertainty surrounding the COVID-19 pandemic, we borrowed $350.0 million principal amount under our ABL Facility. On July 16, 2020, iHeartCommunications entered into an additional amendment to the Credit Facility (“Amendment No. 2”) to provide for $450.0 million, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance was used to repay the then-remaining balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. The incremental term loans issued pursuant to Amendment No. 2 have an interest rate of 4.00% for Eurocurrency Rate Loans and 3.00% for Base Rate Loans (subject to a LIBOR floor of 0.75% and Base Rate floor of 1.75%). Amendment No. 2 also modifies certain other provisions of the Credit Agreement.

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
The Transition Services Agreement was terminated on August 31, 2020. For additional information, see Note 4, Discontinued Operations to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a further description.
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
The New Tax Matters Agreement requires that iHeartMedia and iHeartCommunications indemnify CCOH and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against certain tax claims related to the Separation. In addition, the New Tax Matters Agreement requires that CCOH indemnify iHeartMedia for certain income taxes paid by iHeartMedia on behalf of CCOH and its subsidiaries. For additional information, see Note 4, Discontinued Operations to the consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K for a further description.

Sources of Capital
As of December 31, 2020 and December 31, 2019, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	Successor Company
	December 31, 2020	December 31, 2019
Term Loan Facility due 2026(1)	$2,080.3	$2,251.3
Incremental Term Loan Facility due 2026(2)	447.8	—
Asset-based Revolving Credit Facility due 2023(2)(3)	—	—
6.375% Senior Secured Notes due 2026	800.0	800.0
5.25% Senior Secured Notes due 2027	750.0	750.0
4.75% Senior Secured Notes due 2028	500.0	500.0
Other Secured Subsidiary Debt	22.7	21.0
Total Secured Debt	4,600.8	4,322.3

8.375% Senior Unsecured Notes due 2027	1,450.0	1,450.0
Other Subsidiary Debt	6.7	12.5
Original issue discount	(18.8)	—
Long-term debt fees	(21.8)	(19.4)
Total Debt	6,016.9	5,765.4
Less: Cash and cash equivalents	720.7	400.3
Net Debt	$5,296.2	$5,365.1
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
(3)On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. During the three months ended June 30, 2020 and the three months ended September 30, 2020, iHeartCommunications voluntarily repaid the principal amount drawn under the ABL Facility. As of December 31, 2020, the ABL Facility had a facility size of $450.0 million, no principal amounts outstanding and $32.9 million of outstanding letters of credit, resulting in $417.1 million of excess availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of December 31, 2020, approximately $172.0 million was available to be drawn upon under the ABL Facility.

For additional information regarding our debt, including the terms of the governing documents, refer to Note 9, Long-Term Debt to our consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K.
Exchange of Special Warrants
On July 25, 2019, the Company filed a PDR with the FCC to permit up to 100% of the Company’s voting stock to be owned by non-U.S. individuals and entities. On November 5, 2020, the FCC issued the Declaratory Ruling granting the relief requested by the PDR, subject to certain conditions set forth in the Declaratory Ruling.
On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into 45,133,811 shares of iHeartMedia Class A common stock, the Company’s publicly traded equity, and 22,337,312 Class B common stock in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company's remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. There were 110,923,534 shares of Class A common stock, 29,088,181 shares of Class B common stock and 6,201,453 Special Warrants outstanding on February 22, 2021.
Supplemental Financial Information under Debt Agreements and Certificate of Designation Governing the iHeart Operations Preferred Stock
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the year ended December 31, 2020, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period.
According to the certificate of designation governing the iHeart Operations Preferred Stock, iHeart Operations is required to provide certain supplemental financial information of iHeart Operations in comparison to the Company and its consolidated subsidiaries.  iHeart Operations and its subsidiaries comprised 84.8% of the Company's consolidated assets as of December 31, 2020. For the year ended December 31, 2020, iHeart Operations and its subsidiaries comprised 85.3% of the Company's consolidated revenues.

Uses of Capital
Capital Expenditures
Capital expenditures for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In millions)	Successor Company		Predecessor Company	Non-GAAP Combined	Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	Year Ended December 31,
	2020	2019	2019	2019	2018
Audio	$73.9	$62.0	$31.2	$93.2	$72.4
Audio and Media Services	5.1	4.0	1.3	5.3	5.9
Corporate	6.2	10.0	3.7	13.7	6.9
Total capital expenditures	$85.2	$76.0	$36.2	$112.2	$85.2

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

Acquisitions
During the first quarter of 2021, we entered into a Share Purchase Agreement to acquire Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $230 million in cash, subject to certain adjustments. The consummation of the proposed acquisition is subject to the satisfaction or waiver of customary closing conditions, including regulatory approval.
During the fourth quarter of 2020, we acquired Voxnest, Inc. for aggregate consideration of $50 million. The assets acquired primarily consisted of intangible assets valued at $53.2 million, including $36.6 million in goodwill.
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
We have non-cancellable contracts in our radio broadcasting operations related to program rights and music license fees.
In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts.  These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

The scheduled maturities of iHeartCommunications' secured debt, unsecured debt, mandatorily redeemable preferred stock, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts and other long-term obligations as of December 31, 2020 were as set forth in the table below.

(In thousands)	Payments due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt:
Secured debt	$4,600,762	$28,268	$56,372	$55,469	$4,460,653
Unsecured debt	1,456,782	6,507	275	—	1,450,000
Mandatorily Redeemable Preferred Stock	60,000	—	—	—	60,000
Interest payments on long-term debt and preferred stock(1)	2,054,956	335,267	665,929	657,395	396,365
Non-cancelable operating leases	1,293,645	126,732	253,211	207,230	706,472
Non-cancelable contracts	198,147	125,853	67,434	3,143	1,717
Employment/talent contracts	262,307	102,263	117,679	42,365	—
Unrecognized tax benefits (2)	18,183	—	—	—	18,183
Other long-term obligations	53,034	—	24,401	5,267	23,366
Total	$9,997,816	$724,890	$1,185,301	$970,869	$7,116,756
(1)Interest payments on long-term debt and preferred stock reflect the Company's obligations as of December 31, 2020. Interest payments calculated based on floating rates assume rates are held constant over the remaining term.
(2)The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 11 included in Item 8 of Part II of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2020, approximately 43% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2020 would have changed by $8.2 million.
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
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations in our Audio operations.
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
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2020 would have changed by approximately $3.9 million.

Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Expected lease term Our expected lease term includes both contractual lease periods and cancellable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a finance lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
Incremental borrowing rate The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the net present value of the minimum lease payments is greater than 90% of the fair market value of the property. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a finance lease.
Fair market value of leased asset The fair market value of leased property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a finance lease.
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

Based on our annual assessment using the assumptions described above, the excess of fair value of the Audio and RCS reporting units compared to its carrying value is approximately 10% or less; however, a hypothetical 5% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

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
Insurance Accruals
We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2020.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2020 would have affected our net loss by approximately $2.0 million for the year ended December 31, 2020.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K, under the heading “Market Risk”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of iHeartMedia, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019 (Successor), the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor) in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
As described in Note 7 to the consolidated financial statements, at December 31, 2020 the Company’s goodwill was $2.1 billion and FCC licenses with indefinite lives were $1.8 billion. Management conducts impairment tests for goodwill and indefinite-lived intangibles annually during the third quarter, or more frequently, if events or circumstances indicate the carrying value of goodwill or indefinite-lived intangibles may be impaired. In the first quarter, the Company performed an interim impairment test which resulted in a goodwill impairment charge of $1.2 billion related to the Audio reporting unit within the Audio segment, and FCC license impairment charges of $502.7 million.

Auditing management’s impairment tests for goodwill and intangible assets with indefinite lives was complex and highly judgmental and required the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting units and FCC licenses. In particular for goodwill, the fair value estimates in the discounted cash flow models of reporting units are sensitive to assumptions such as changes in projected cash flows, including due to the impacts of COVID-19, and discount rate. For FCC Licenses, the fair value estimates in the discounted cash flow models are sensitive to changes to the discount rate assumption. All of these assumptions are sensitive to and affected by expected future market or economic conditions, and industry factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and FCC licenses impairment review process, including controls over management’s review of the significant assumptions described above. This included evaluating controls over the Company’s forecasting process used to develop the estimated future cash flows. We also tested controls over management’s review of the data used in their valuation models and review of the significant assumptions such as estimation of discount rates.

To test the estimated fair values of the Company’s reporting units and FCC licenses, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the projected cash flows to the Company’s historical cash flows and other available industry and market forecast information, including third-party industry projections for the advertising industry. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the terminal growth rates and discount rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and FCC licenses that would result from changes in the assumptions. In addition, for goodwill we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. For FCC licenses, we also assessed whether the assumptions used were consistent with those used in the goodwill impairment review process.

/s/ Ernst & Young LLP

We have served as the Company's auditor since at least 1986, but we are unable to determine the specific year.
San Antonio, Texas
February 25, 2021

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	Successor Company
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$720,662	$400,300
Accounts receivable, net of allowance of $38,777 in 2020 and $12,629 in 2019	801,380	902,908
Prepaid expenses	79,508	71,764
Other current assets	17,426	41,376
Total Current Assets	1,618,976	1,416,348
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	811,702	846,876
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,770,345	2,277,735
Other intangibles, net	1,924,492	2,176,540
Goodwill	2,145,935	3,325,622
OTHER ASSETS
Operating lease right-of-use assets	825,887	881,762
Other assets	105,624	96,216
Total Assets	$9,202,961	$11,021,099
CURRENT LIABILITIES
Accounts payable	$149,333	$117,282
Current operating lease liabilities	76,503	77,756
Accrued expenses	265,651	240,151
Accrued interest	68,054	83,768
Deferred revenue	123,488	139,529
Current portion of long-term debt	34,775	8,912
Total Current Liabilities	717,804	667,398
Long-term debt	5,982,155	5,756,504
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2020 and 2019, respectively	60,000	60,000
Noncurrent operating lease liabilities	764,491	796,203
Deferred income taxes	556,477	737,443
Other long-term liabilities	71,217	58,110
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	8,350	9,123
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 64,726,864 and 57,776,204 shares in 2020 and 2019, respectively	65	58
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 6,886,925 and 6,904,910 shares in 2020 and 2019, respectively	7	7
Special Warrants, 74,835,899 and 81,046,593 issued and outstanding in 2020 and 2019, respectively	—	—
Additional paid-in capital	2,849,020	2,826,533
Retained earnings (Accumulated deficit)	(1,803,620)	112,548
Accumulated other comprehensive income (loss)	194	(750)
Cost of shares (254,066 in 2020 and 128,074 in 2019) held in treasury	(3,199)	(2,078)
Total Stockholders' Equity	1,050,817	2,945,441
Total Liabilities and Stockholders' Equity	$9,202,961	$11,021,099

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

	Successor Company		Predecessor Company
(In thousands, except per share data)	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2018
Revenue	$2,948,218	$2,610,056	$1,073,471	$3,611,323
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,163,148	878,956	381,184	1,132,439
Selling, general and administrative expenses (excludes depreciation and amortization)	1,225,097	897,670	427,230	1,350,157
Corporate expenses (excludes depreciation and amortization)	144,572	136,171	53,647	184,216
Depreciation and amortization	402,929	249,623	52,834	211,951
Impairment charges	1,738,752	—	91,382	33,150
Other operating expense, net	11,344	8,000	154	9,266
Operating income (loss)	(1,737,624)	439,636	67,040	690,144
Interest expense (income), net	343,745	266,773	(499)	334,798
Loss on investments, net	(9,346)	(20,928)	(10,237)	(472)
Equity in earnings (loss) of nonconsolidated affiliates	(379)	(279)	(66)	116
Other income (expense), net	(7,751)	(18,266)	23	(23,007)
Reorganization items, net	—	—	9,461,826	(356,119)
Income (loss) from continuing operations before income taxes	(2,098,845)	133,390	9,519,085	(24,136)
Income tax benefit (expense)	183,623	(20,091)	(39,095)	(13,836)
Income (loss) from continuing operations	(1,915,222)	113,299	9,479,990	(37,972)
Income (loss) from discontinued operations, net of tax	—	—	1,685,123	(164,667)
Net income (loss)	(1,915,222)	113,299	11,165,113	(202,639)
Less amount attributable to noncontrolling interest	(523)	751	(19,028)	(729)
Net income (loss) attributable to the Company	$(1,914,699)	$112,548	$11,184,141	$(201,910)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	945	(750)	(1,175)	(15,924)
Other adjustments to comprehensive income (loss)	—	—	—	(1,498)
Reclassification adjustments	—	—	—	2,962
Other comprehensive income (loss)	945	(750)	(1,175)	(14,460)
Comprehensive income (loss)	(1,913,754)	111,798	11,182,966	(216,370)
Less amount attributable to noncontrolling interest	—	—	2,784	(8,713)
Comprehensive income (loss) attributable to the Company	$(1,913,754)	$111,798	$11,180,182	$(207,657)

Basic net income (loss) per share
From continuing operations	$(13.12)	$0.77	$109.92	$(0.44)
From discontinued operations	—	—	19.76	(1.93)
Basic net income (loss) per share	$(13.12)	$0.77	$129.68	$(2.36)
Weighted average common shares outstanding - Basic	145,979	145,608	86,241	85,412
Diluted net income (loss) per share
From continuing operations	$(13.12)	$0.77	$109.92	$(0.44)
From discontinued operations	—	—	19.76	(1.93)
Diluted net income (loss) per share	$(13.12)	$0.77	$129.68	$(2.36)
Weighted average common shares outstanding - Diluted	145,979	145,795	86,241	85,412
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019 (Successor)	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				(523)	—	—	(1,914,699)	—	—	(1,915,222)
Vesting of restricted stock and other	724,963			—	7	(29)	—	—	(1,121)	(1,143)
Share-based compensation				—	—	22,516	—	—	—	22,516
Conversion of Special Warrants to Class A and Class B Shares	6,205,617	2,095	(6,207,712)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	20,080	(20,080)		—	—	—	—	—	—	—
Cancellation of Special Warrants			(2,982)	—	—	—	—	—	—	—
Other				(250)	—	—	(1,469)	(1)	—	(1,720)
Other comprehensive income				—	—	—	—	945	—	945
Balances at December 31, 2020 (Successor)	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817

(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020 or 2019.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share data)						Controlling Interest
	Common Shares(1)				Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Class C Shares	Special Warrants							Total
Balances at December 31, 2018 (Predecessor)	32,292,944	555,556	58,967,502	—	$30,868	$92	$2,074,632	$(13,345,346)	$(318,030)	$(2,558)	$(11,560,342)
Net income (loss)					(19,028)	—	—	11,184,141	—	—	11,165,113
Non-controlling interest - Separation					(13,199)	—	—	—	—	—	(13,199)
Accumulated other comprehensive loss - Separation					—	—	—	—	307,813	—	307,813
Adoption of ASC 842, Leases					—	—	—	128,908	—	—	128,908
Issuance of restricted stock					196	—	—	—	—	(4)	192
Forfeitures of restricted stock	(110,333)				—	—	—	—	—	—	—
Share-based compensation					—	—	2,028	—	—	—	2,028
Share-based compensation - discontinued operations					2,449	—	—	—	—	—	2,449
Payments to non-controlling interests					(3,684)	—	—	—	—	—	(3,684)
Other					—	—	—	—	1	—	1
Other comprehensive income (loss)					2,784	—	—	—	(3,959)	—	(1,175)
Cancellation of Predecessor equity	(32,182,611)	(555,556)	(58,967,502)		(386)	(92)	(2,076,660)	2,059,998	14,175	2,562	(403)
Issuance of Successor common stock and warrants	56,861,941	6,947,567	—	81,453,648	8,943	64	2,770,108	(27,701)	—	—	2,751,414
Balances at May 1, 2019 (Predecessor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115

Balances at May 2, 2019 (Successor)	56,861,941	6,947,567	—	81,453,648	$8,943	$64	$2,770,108	$—	$—	$—	$2,779,115
Net income					751	—	—	112,548	—	—	113,299
Vesting of restricted stock	644,025				—	1	(1)	—	—	(2,078)	(2,078)
Share-based compensation					—	—	26,377	—	—	—	26,377
Conversion of Special Warrants to Class A and Class B Shares	216,921	10,660		(227,581)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	53,317	(53,317)			—	—	—	—	—	—	—
Cancellation of Special Warrants and other				(179,474)	(571)	—	30,049	—	—	—	29,478
Other comprehensive loss					—	—	—	—	(750)	—	(750)
Balances at December 31, 2019 (Successor)	57,776,204	6,904,910	—	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441

(1) The Predecessor Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019 or 2018..
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

(1) The Company's Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2018 and 2017, respectively.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

	Successor Company		Predecessor Company
(In thousands)	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,915,222)	$113,299	$11,165,113	$(202,639)
(Income) loss from discontinued operations	—	—	(1,685,123)	164,667
Reconciling items:
Impairment charges	1,738,752	—	91,382	33,150
Depreciation and amortization	402,929	249,623	52,834	211,951
Deferred taxes	(184,269)	9,120	115,839	3,643
Provision for doubtful accounts	38,273	14,088	3,268	21,042
Amortization of deferred financing charges and note discounts, net	4,758	1,295	512	11,871
Non-cash Reorganization items, net	—	—	(9,619,236)	252,392
Share-based compensation	22,516	26,377	498	2,066
(Gain) loss on disposal of operating and other assets	6,986	4,539	(143)	3,233
Loss on investments	9,346	20,928	10,237	472
Equity in (earnings) loss of nonconsolidated affiliates	379	279	66	(116)
Barter and trade income	(10,502)	(12,961)	(5,947)	(10,873)
Other reconciling items, net	656	(9,154)	(65)	(596)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	77,335	(179,479)	117,263	(35,464)
(Increase) decrease in prepaid expenses and other current assets	2,447	15,288	(24,044)	(2,055)
(Increase) decrease in other long-term assets	(1,119)	7,924	(7,098)	(13,755)
Increase (decrease) in accounts payable and accrued expenses	52,354	127,150	(156,885)	23,699
Increase (decrease) in accrued interest	(15,714)	84,523	256	303,344
Increase (decrease) in deferred income	(21,859)	(8,441)	13,377	(21,455)
Increase (decrease) in other long-term liabilities	7,899	4,507	(79,609)	(3,358)
Cash provided by (used for) operating activities from continuing operations	215,945	468,905	(7,505)	741,219
Cash provided by (used for) operating activities from discontinued operations	—	—	(32,681)	225,453
Net cash provided by (used for) operating activities	215,945	468,905	(40,186)	966,672
Cash flows from investing activities:
Proceeds from disposal of assets	3,041	8,046	99	19,152
Purchases of businesses	(62,050)	—	(1,998)	(74,272)
Purchases of property, plant and equipment	(85,205)	(75,993)	(36,197)	(85,245)
Change in other, net	(3,599)	(5,331)	(682)	(1,521)
Cash used for investing activities from continuing operations	(147,813)	(73,278)	(38,778)	(141,886)
Cash used for investing activities from discontinued operations	—	—	(222,366)	(203,592)
Net cash used for investing activities	(147,813)	(73,278)	(261,144)	(345,478)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	779,750	1,250,007	269	143,332
Payments on long-term debt and credit facilities	(532,392)	(1,285,408)	(8,294)	(622,677)
Proceeds from Mandatorily Redeemable Preferred Stock	—	—	60,000	—
Settlement of intercompany related to discontinued operations	—	—	(159,196)	—
Debt issuance costs	(4,786)	(19,983)	—	—
Change in other, net	(1,392)	(2,649)	(5)	(1,157)
Cash provided by (used for) financing activities from continuing operations	241,180	(58,033)	(107,226)	(480,502)
Cash provided by (used for) financing activities from discontinued operations	—	—	51,669	(11,297)
Net cash provided by (used for) financing activities	241,180	(58,033)	(55,557)	(491,799)
Effect of exchange rate changes on cash	257	15	562	(10,361)
Net increase (decrease) in cash, cash equivalents and restricted cash	309,569	337,609	(356,325)	119,034
Cash, cash equivalents and restricted cash at beginning of period	411,618	74,009	430,334	311,300
Cash, cash equivalents and restricted cash at end of period	721,187	411,618	74,009	430,334
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	202,869
Cash, cash equivalents and restricted cash of continuing operations at end of period	$721,187	$411,618	$74,009	$227,465
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$357,168	$183,806	$137,042	$397,984
Cash paid during the year for taxes	5,844	5,759	22,092	34,203
Cash paid for Reorganization items, net	443	18,360	183,291	103,727
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
iHeartMedia, Inc. (the “Company,” "iHeartMedia," "we" or "us") was formed in May 2007 for the purpose of acquiring the business of iHeartCommunications, Inc., a Texas company (“iHeartCommunications”), which occurred on July 30, 2008. Prior to the consummation of the acquisition of iHeartCommunications, iHeartMedia had not conducted any activities, other than activities incident to its formation in connection with the acquisition, and did not have any assets or liabilities, other than those related to the acquisition.
On March 14, 2018 (the “Petition Date”), the Company, iHeartCommunications and certain of the Company’s direct and indirect domestic subsidiaries (collectively, the “Debtors”)) filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). On May 1, 2019 (the “Effective Date”), the conditions to the effectiveness of the Debtors plan of reorganization, as amended, were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which Clear Channel Outdoor Holdings, Inc. (“CCOH”), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims (“Claimholders”) in connection with the Chapter 11 Cases was effected (collectively, the “Plan of Reorganization”).
Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations. The operations of the Outdoor Group have been presented as discontinued. The Company presents businesses that represent components as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off and their disposal represents a strategic shift that has, or will have, a major effect on its operations and financial results. See Note 4, Discontinued Operations.
As part of the Separation and Reorganization (as defined below), the Company reevaluated its segment reporting, resulting in the presentation of two reportable segments:
▪Audio, which provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses and
▪Audio and Media Services, which provides other audio and media services, including the Company’s media representation business, Katz Media Group (“Katz Media”) and the Company's provider of scheduling and broadcast software, RCS.
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. iHeartCommunications borrowed $350.0 million principal amount under its $450.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) as a precautionary measure to preserve iHeartCommunications’ financial flexibility in light of this uncertainty. The Company repaid the amounts borrowed under the ABL Facility during the second and third quarters of 2020 using cash on hand and the proceeds from the issuance of the incremental term loan (as discussed below). As of December 31, 2020, the ABL Facility had a facility size of $450.0 million, no principal amounts outstanding and $32.9 million of outstanding letters of credit, resulting in $417.1 million of excess availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of December 31, 2020, approximately $172 million was available to be drawn upon under the ABL Facility.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's revenue in the latter half of the month ended March 31, 2020 and in the remainder of 2020 was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions during the year to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The Company continues to examine the impacts the CARES Act may have on its business. For more information on the expected benefits of the CARES Act on the Company's income tax liabilities, see Note 11, Income Taxes.
As of December 31, 2020, the Company had approximately $720.7 million in cash and cash equivalents.  While the Company expects COVID-19 to continue to negatively impact the results of operations, cash flows and financial position of the Company for some time into the future, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

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
The Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of July 1, 2020. No additional impairment charges were recorded as a result of this assessment. For more information, see Note 7, Property, Plant and Equipment, Intangible Assets and Goodwill.
Voluntary Filing under Chapter 11
On the Petition Date, the Debtors filed the Chapter 11 Cases. Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and were not Debtors in the Chapter 11 Cases.
On the Effective Date, the conditions to the effectiveness of the Plan of Reorganization were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (through which the Outdoor Group was were separated from, and ceased to be controlled by, the iHeart Group, and (b) the Reorganization of transactions through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among Claimholders in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million ABL Facility and (B) issuing to certain Claimholders, on account of their claims, approximately $3.5 billion aggregate principal amount of new senior secured term loans (the “Term Loan Facility”), approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “6.375% Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ASC 852 requires certain additional reporting for financial statements prepared between the bankruptcy filing date and the date of emergence from bankruptcy, including:
•Reclassification of Debtor pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured, to a separate line item in the Consolidated Balance Sheet called, "Liabilities subject to compromise"; and
•Segregation of Reorganization items, net as a separate line in the Consolidated Statement of Comprehensive Loss, included within income from continuing operations.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
The Company enters into operating lease contracts for land, buildings, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases primarily include land and building lease contracts and leases of radio towers. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles and copiers. Operating leases are reflected on the Company's balance sheet within Operating lease right-of-use ("ROU') assets and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively.
The Company's finance leases are included within Property, plant and equipment with the related liabilities included within Long-term debt or within Liabilities subject to compromise (see Note 3, Fresh Start Accounting).
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
The Company normally performs its annual impairment test for its FCC licenses using a direct valuation technique as prescribed in ASC 805-20-S99.  The Company engages a third-party valuation firm to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses. As discussed above, as a result of uncertainty related to COVID-19 and its negative impact on the Company's business and the public trading values of its debt and equity, the Company performed interim impairment tests on its indefinite-lived intangible assets as of March 31, 2020. The

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interim impairment tests resulted in a non-cash impairment of the Company's FCC licenses of $502.7 million. The Company performed its annual impairment testing of indefinite-lived intangible assets as of July 1, 2020 and no additional impairment charges were recorded. See Note 7, Property, Plant and Equipment, Intangible Assets and Goodwill.
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

As discussed above, as a result of uncertainty related to COVID-19 and its negative impact on the Company's business and the public trading values of its debt and equity, the Company performed interim impairment tests on its long-lived assets, intangible assets and indefinite-lived intangible assets as of March 31, 2020. The interim impairment tests resulted in a non-cash impairment of the Company's goodwill of $1.2 billion. The Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of July 1, 2020 and no additional impairment charges were recorded. In addition, no further impairment was considered necessary in the fourth quarter of 2020. For more information, see Note 7, Property, Plant and Equipment, Intangible Assets and Goodwill.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Investments
We apply Accounting Standards Update ("ASU") 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as available-for-sale. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Equity securities without readily determinable fair values were recorded at cost.
The Company recorded noncash impairment charges of $0.9 million, $21.0 million, $8.3 million and $14.2 million during the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) the period from January 1, 2019 through May 1, 2019 (Predecessor) and the year ended 2018 (Predecessor), respectively. Such charge is recorded on the Statement of Comprehensive Income (Loss) in “Loss on investments, net”.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2020 and 2019.
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
The primary source of revenue in the Audio segment is the sale of advertising on the Company’s broadcast radio stations, its iHeartRadio mobile application and website, station websites, and national and local live and virtual events. Revenues for advertising spots are recognized at the point in time when the advertisement is broadcast or streamed, while revenues for online display advertisements are recognized over time based on impressions delivered or time elapsed, depending upon the terms of the contract. Revenues for event sponsorships are recognized over the period of the event. Audio also generates revenues from programming talent, network syndication, traffic and weather data, and other miscellaneous transactions, which are recognized when the services are transferred to the customer. Audio's contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.
The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media, which is part of the Audio and

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expense
The Company records advertising expense as it is incurred.  Advertising expenses were $167.2 million, $126.0 million, $59.6 million and $201.2 million for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively, which include $133.0 million, $105.0 million, $46.0 million and $155.2 million in barter advertising, respectively.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using average exchange rates during the year.  The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of stockholders' equity, “Accumulated other comprehensive income (loss)”.  Foreign currency transaction gains and losses are included in Other income (expense), net in the Statement of Comprehensive Income (Loss).
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2020 presentation. In the first quarter of 2020, in connection with a reorganization of the Company’s management structure after the Separation and emergence from the Chapter 11 cases, the Company reevaluated the classification of certain expenses to determine whether such expenses should be included within Direct operating expenses, Selling, general & administrative (“SG&A”) expenses or Corporate expenses. As a result, certain expenses were reclassified from Corporate expenses to Direct operating or SG&A expenses. In addition, certain expenses were reclassified from SG&A expenses to Direct operating expenses. The reclassifications had no impact on the Company's Operating Income (Loss) or Net Income (Loss). Accordingly, the Company recast the corresponding amounts in the prior period to conform to the current expense classifications. The corresponding current and prior period segment disclosures were recast to reflect the current expense classifications. See Note 15, Segment Data.
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
Upon adoption, the Company recognized a $1.5 million cumulative-effect adjustment to opening retained earnings to reflect expected credit losses in relation to notes receivable held by the Company. In addition, the Company evaluated the potential impact of the COVID-19 pandemic on the collectability of its notes receivable from third-parties. To develop an estimate of the present value of expected cash flows of notes receivable, the Company used a probability-weighted discounted cash flow model. As a result of this analysis, the Company recognized an additional credit loss reserve against available-for-sale debt securities of $5.6 million, which was recognized within Loss on investments, net in the Company's Statement of Comprehensive Loss for the year ended December 31, 2020. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The adoption of this standard did not have a significant impact on our financial position, results of operations or cash flows.

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	Successor Company
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$720,662	$400,300
Restricted cash included in:
Other current assets(1)	—	11,318
Other assets	525	—
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$721,187	$411,618
(1) During the quarter ended December 31, 2020, the Successor Company settled the remaining claims outstanding and provided a final distribution to all General Unsecured Claimholders. As a result the remaining balance held in the Guarantor General Unsecured Recovery Cash Pool pursuant to the terms of the Plan of Reorganization of $9.9M was released and was reclassified as cash and cash equivalents available for general use.

NOTE 2 - EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS
Plan of Reorganization
As described in Note 1, on May 1, 2019, the Company and the other Debtors emerged from bankruptcy pursuant to the Plan of Reorganization. Capitalized terms not defined in this note are defined in the Plan of Reorganization.

On or following the Effective Date and pursuant to the Plan of Reorganization, the following occurred:
▪CCOH was separated from and ceased to be controlled by iHeartCommunications and its subsidiaries.
▪The existing indebtedness of iHeartCommunications of approximately $16 billion was discharged, the Company entered into the Term Loan Facility ($3,500 million) and issued the 6.375% Senior Secured Notes ($800 million) and the Senior Unsecured Notes ($1,450 million), collectively the “Successor Emergence Debt.”
▪The Company adopted an amended and restated certificate of incorporation and bylaws.
▪Shares of the Predecessor Company’s issued and outstanding common stock immediately prior to the Effective Date were canceled, and on the Effective Date, reorganized iHeartMedia issued an aggregate of 56,861,941 shares of iHeartMedia Class A common stock, 6,947,567 shares of Class B common stock and special warrants to purchase 81,453,648 shares of Class A common stock or Class B common stock to holders of claims pursuant to the Plan of Reorganization.
▪The following classes of claims received the Successor Emergence Debt and 99.1% of the new equity, as defined in the Plan of Reorganization:
▪Secured Term Loan / 2019 PGN Claims (Class 4)
▪Secured Non-9.0% PGN Due 2019 Claims Other Than Exchange 11.25% PGN Claims (Class 5A)

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
▪Secured Exchange 11.25% PGN Claims (Class 5B)
▪iHC 2021 / Legacy Notes Claims (Class 6)
▪Guarantor Funded Debt against other Guarantor Debtors Other than CCH and TTWN (Class 7)
▪The holders of the Guarantor Funded Debt Unsecured Claims Against CCH (Class 7F) received their Pro Rata share of 100 percent of the CCOH Interests held by the Debtors and CC Finco, LLC and Broader Media, LLC. Refer to the discussion below regarding the Separation Transaction.
▪ Settled the following classes of claims in cash:
•General Unsecured Claims Against Non-Obligor Debtors (Class 7A); paid in full
•General Unsecured Claims Against TTWN Debtors (Class 7B); paid in full
•iHC Unsecured Claims (Class 7D); paid 14.44% of allowed claim
•Guarantor General Unsecured Claims (Class 7G); paid minimum of 45% and maximum of 55% of allowed claim
▪The CCOH Due From Claims (Class 8) represent the negotiated claim between iHeartMedia and CCOH, which was settled in cash on the date of emergence at 14.44%.
▪The Predecessor Company’s common stockholders (Class 9) received their pro rata share of 1% of the new common stock; provided that 0.1% of the new common stock that otherwise would have been distributed to the Company's former sponsors was instead distributed to holders of Legacy Notes Claims.
▪The Company entered into a new $450.0 million ABL Facility, which was undrawn at emergence.
▪The Company funded the Guarantor General Unsecured Recovery Cash Pool for $17.5 million in order to settle the Class 7G General Unsecured Claims.
▪The Company funded the Professional Fee Escrow Account.
▪On the Effective Date, the iHeartMedia, Inc. 2019 Equity Incentive Plan (the “Post-Emergence Equity Plan”) became effective. The Post-Emergence Equity Plan allows the Company to grant stock options and restricted stock units representing up to 12,770,387 shares of Class A common stock for key members of management and service providers and up to 1,596,298 for non-employee members of the board of directors. The amounts of Class A common stock reserved under the Post-Emergence Equity Plan were equal to 8% and 1%, respectively, of the Company’s fully-diluted and distributed shares of Class A common stock as of the Effective Date.
In addition, as part of the Separation, iHeartCommunications and CCOH consummated the following transactions:

▪the cash sweep agreement under the then-existing corporate services agreement and any agreements or licenses requiring royalty payments to iHeartMedia by CCOH for trademarks or other intellectual property (“Trademark License Fees”) were terminated;

▪iHeartCommunications, iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”) and CCOH entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which, the Company or its subsidiaries will provide administrative services historically provided to CCOH by iHeartCommunications for a period of one year after the Effective Date, which was terminated on August 31, 2020;

▪the Trademark License Fees charged to CCOH during the post-petition period were waived by iHeartMedia;

▪iHeartMedia contributed the rights, title and interest in and to all tradenames, trademarks, service marks, common law marks and other rights related to the Clear Channel tradename (the “CC Intellectual Property”) to CCOH;

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
▪iHeartMedia paid $115.8 million to CCOH, which consisted of the $149.0 million payment by iHeartCommunications to CCOH as CCOH’s recovery of its claims under the Due from iHeartCommunications Note, partially offset by the $33.2 million net amount payable to iHeartCommunications under the post-petition intercompany balance between iHeartCommunications and CCOH after adjusting for the post-petition Trademark License Fees which were waived as part of the settlement agreement;

▪iHeartCommunications entered into a revolving loan agreement with Clear Channel Outdoor, LLC (“CCOL”) and Clear Channel International, Ltd., wholly-owned subsidiaries of CCOH, to provide a line of credit in an aggregate amount not to exceed $200 million at the prime rate of interest, which was terminated by the borrowers on July 30, 2019 in connection with the closing of an underwritten public offering of common stock by CCOH; and

▪iHeart Operations, Inc. issued $60.0 million in preferred stock to a third party for cash (see Note 9, Long-Term Debt).

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(10) Reflects the reinstatement of deferred tax liabilities included within Liabilities subject to compromise of $596.9 million, offset by an adjustment to net deferred tax liabilities of $21.5 million. Upon emergence from the Chapter 11 Cases, iHeartMedia’s federal and state net operating loss carryforwards were reduced in accordance with Section 108 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), due to cancellation of debt income, which is excluded from U.S. federal taxable income. The estimated remaining deferred tax assets attributed to federal and state net operating loss carryforwards upon emergence totaled $114.9 million. The adjustments reflect a reduction in deferred tax assets for federal and state net operating loss carryforwards as described above, a reduction in deferred tax liabilities attributed to long-term debt as a result of the restructuring of our indebtedness upon emergence and a reduction in valuation allowance.

(11) Reflects the reinstatement of Other long-term liabilities from Liabilities subject to compromise, offset by the reduction of liabilities for unrecognized tax benefits classified as Other long-term liabilities that were discharged and effectively settled upon emergence.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For purposes of estimating the fair values of customer/advertiser relationships and talent contracts, the Company primarily utilized the Income Approach (specifically, the multi-period excess earnings method, or MPEEM) to estimate fair value based on the present value of the incremental after-tax cash flows attributable only to the subject intangible assets after deducting contributory asset charges. The cash flows attributable to each grouping of customer/advertiser relationships were adjusted for the appropriate contributory asset charges (e.g., FCC licenses, working capital, tradenames, technology, workforce, etc.). The discount rate utilized to present-value the after-tax cash flows was selected based on consideration of the overall business risks and the risks associated with the specific assets being valued. Additionally, for certain advertiser relationships the Company used the Cost Approach using historical financial data regarding the sales, administrative and overhead expenses related to the Company’s selling efforts associated with revenue for both existing and new advertisers. The ratio of expenses for selling efforts to revenue was applied to total revenue from new customers to determine an estimated cost per revenue dollar of revenue generated by new customers. This ratio was applied to total revenue from existing customers to estimate the replacement cost of existing customer/advertiser relationships. The historical book value of customer/advertiser relationships as of May 1, 2019 was subtracted from the fair value of the customer/advertiser relationships determined as described above to determine the adjustment to increase the value of the customer/advertiser relationship intangible assets by $1,604.1 million.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(6)     The operating lease obligation as of May 1, 2019 had been calculated using an incremental borrowing rate applicable to the Company while it was a debtor-in-possession before its emergence from bankruptcy. Upon application of fresh start accounting, the lease obligation was recalculated using the incremental borrowing rate applicable to the Company after emergence from bankruptcy and commensurate to its new capital structure. The incremental borrowing rate used decreased from 12.44% as of March 31, 2019 to 6.54% as of May 1, 2019. As a result of this decrease, the Company's Operating lease liabilities and corresponding Operating lease right-of-use assets increased by $541.2 million to reflect the higher balances resulting from the application of a lower incremental borrowing rate. The Operating lease right-of-use-assets were further adjusted to reflect the resetting of the Company's straight-line lease calculation. In addition, the Company increased the Operating lease right-of-use assets to recognize $13.1 million related to the favorable lease contracts.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Reorganization Items, Net

The tables below present the Reorganization items incurred and cash paid for Reorganization items as a result of the Chapter 11 Cases during the periods presented:

(In thousands)	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2018
Write-off of deferred loans costs	$—	$—	$—	$(67,079)
Write-off of original issue discount	—	—	—	(131,100)
Debtor-in-possession refinancing costs	—	—	—	(10,546)
Professional fees and other bankruptcy related costs	—	—	(157,487)	(147,119)
Net gain on settlement of Liabilities subject to compromise	—	—	7,192,374	(275)
Impact of fresh start adjustments	—	—	2,430,944	—
Other items, net	—	—	(4,005)	—
Reorganization items, net	$—	$—	$9,461,826	$(356,119)

Cash payments for Reorganization items, net	$443	$18,360	$183,291	$103,727

The Company incurred additional professional fees related to the bankruptcy, post-emergence, of $6.3 million and $26.5 million for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
which are included within Other income (expense), net in the Company's Consolidated Statements of Comprehensive Income (Loss).

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

Financial Information for Discontinued Operations

Income Statement Information

The following shows the revenue, income (loss) from discontinued operations and gain on disposal of the Predecessor Company's discontinued operations for the periods presented:

(In thousands)	Predecessor Company
	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2019	2018
Revenue	$804,566	$2,721,705

Loss from discontinued operations before income taxes	$(133,475)	$(132,152)
Income tax expense	(6,933)	(32,515)
Loss from discontinued operations, net of taxes	$(140,408)	$(164,667)

Gain on disposals before income taxes	$1,825,531	$—
Income tax expense	—	—
Gain on disposals, net of taxes	$1,825,531	$—

Income from discontinued operations, net of taxes	$1,685,123	$(164,667)

In connection with the Separation, the Company and its subsidiaries entered into the agreements described below.

Transition Services Agreement
On the Effective Date, the Company, iHM Management Services, iHeartCommunications and CCOH entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which iHM Management Services agreed to provide, or cause the Company and its subsidiaries to provide, CCOH with certain administrative and support services and other assistance which CCOH utilized in the conduct of its business as such business was conducted prior to the Separation, for one year from the Effective Date (subject to certain rights of CCOH to extend up to one additional year).
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 5 – REVENUE
The Company generates revenue from several sources:
•The primary source of revenue in the Audio segment is the sale of advertising on the Company’s radio stations, its iHeartRadio mobile application and website, station websites, and live and virtual events. This segment also generates revenues from programming talent, network syndication, traffic and weather data, and other miscellaneous transactions.
•The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media, which is reported in the Company’s Audio and Media Services segment.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table shows revenue streams for the Successor Company for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019:

Successor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Year Ended December 31, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$1,604,880	$—	$—	$1,604,880
Digital(2)	474,371	—	—	474,371
Networks(3)	484,950	—	—	484,950
Sponsorship and Events(4)	107,654	—	—	107,654
Audio and Media Services(5)	—	274,749	(7,086)	267,663
Other(6)	7,276	—	(670)	6,606
Total	2,679,131	274,749	(7,756)	2,946,124
Revenue from leases(7)	2,094	—	—	$2,094
Revenue, total	$2,681,225	$274,749	$(7,756)	$2,948,218

Period from May 2, 2019 through December 31, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$1,575,382	$—	$—	$1,575,382
Digital(2)	273,389	—	—	273,389
Networks(3)	425,631	—	—	425,631
Sponsorship and Events(4)	159,187	—	—	159,187
Audio and Media Services(5)	—	167,292	(4,589)	162,703
Other(6)	13,017	—	(447)	12,570
Total	2,446,606	167,292	(5,036)	2,608,862
Revenue from leases(7)	1,194	—	—	1,194
Revenue, total	$2,447,800	$167,292	$(5,036)	$2,610,056

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

Predecessor Company
(In thousands)	Audio	Audio and Media Services	Eliminations	Consolidated
Period from January 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio	$657,864	$—	$—	$657,864
Digital	102,789	—	—	102,789
Networks	189,088	—	—	189,088
Sponsorship and Events	50,330	—	—	50,330
Audio and Media Services	—	69,362	(2,325)	67,037
Other	5,910	—	(243)	5,667
Total	1,005,981	69,362	(2,568)	1,072,775
Revenue from leases	696	—	—	696
Revenue, total	$1,006,677	$69,362	$(2,568)	$1,073,471

Year Ended December 31, 2018
Revenue from contracts with customers:
Broadcast Radio	$2,264,058	$—	$—	$2,264,058
Digital	284,565	—	—	284,565
Networks	582,302	—	—	582,302
Sponsorship and Events	200,605	—	—	200,605
Audio and Media Services	—	264,061	(6,508)	257,553
Other	19,446	—	—	19,446
Total	3,350,976	264,061	(6,508)	3,608,529
Revenue from leases	2,794	—	—	2,794
Revenue, total	$3,353,770	$264,061	$(6,508)	$3,611,323

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

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
(In thousands)	2020	2019	2019	2018
Consolidated:
Trade and barter revenues	$158,383	$151,497	$65,934	$202,674
Trade and barter expenses	154,715	134,865	58,330	199,982

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Successor Company recognized barter revenue of $10.5 million and $13.0 million for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively, in connection with investments made in companies in exchange for advertising services. The Predecessor Company recognized barter revenue of $5.9 million and $10.9 million in the period from January 1, 2019 through May 1, 2019 and the year ended December 31, 2018 in connection with investments made in companies in exchange for advertising services.

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers, excluding discontinued operations:

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
(In thousands)	2020	2019	2019	2018
Deferred revenue from contracts with customers:
Beginning balance(1)	$162,068	$151,475	$148,720	$155,228
Impact of fresh start accounting	—	298	—	—
Revenue recognized, included in beginning balance	(95,531)	(102,237)	(76,473)	(115,930)
Additions, net of revenue recognized during period, and other	78,956	112,532	79,228	109,422
Ending balance	$145,493	$162,068	$151,475	$148,720
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized. As described in Note 3, as part of the fresh start accounting adjustments on May 1, 2019, deferred revenue from contracts with customers was adjusted to its estimated fair value.
The Company’s contracts with customers generally have a term of one year or less; however, as of December 31, 2020, the Company expects to recognize $270.9 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
Revenue from Leases
As of December 31, 2020, the future lease payments to be received by the Successor Company are as follows:

(In thousands)
2021	$1,841
2022	1,128
2023	1,082
2024	946
2025	764
Thereafter	11,169
Total minimum future rentals	$16,930
NOTE 6 – LEASES
The following tables provide the components of lease expense included within the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor):

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Operating lease expense	$151,448	$100,835	$44,667
Variable lease expense	$31,451	$15,940	$476

The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of December 31, 2020 (Successor):

December 31, 2020
Operating lease weighted average remaining lease term (in years)	13.3
Operating lease weighted average discount rate	6.6%

As of December 31, 2020 (Successor), the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2021	$126,732
2022	133,086
2023	120,125
2024	109,958
2025	97,272
Thereafter	706,472
Total lease payments	$1,293,645
Less: Effect of discounting	452,651
Total operating lease liability	$840,994

The following table provides supplemental cash flow information related to leases for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor):

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
(In thousands)	2020	2019	2019
Cash paid for amounts included in measurement of operating lease liabilities	$139,507	$89,567	$44,888
Lease liabilities arising from obtaining right-of-use assets(1)	$56,243	$29,498	$913,598
(1) Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor). Upon adoption of fresh start accounting upon emergence from the Chapter 11 Cases, the Company increased its operating lease obligation by $459.0 million to reflect its operating lease obligation as estimated fair value (see Note 3, Fresh Start Accounting).
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $103.4 million, $61.6 million and $14.3 million for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively.

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
During the first quarter of 2021, we entered into a Share Purchase Agreement to acquire Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $230 million in cash, subject to certain adjustments. The consummation of the proposed acquisition is subject to the satisfaction or waiver of customary closing conditions, including regulatory approval.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2020 (Successor) and 2019 (Successor), respectively:

(In thousands)	Successor Company
	December 31, 2020	December 31, 2019
Land, buildings and improvements	$386,980	$385,017
Towers, transmitters and studio equipment	169,788	156,739
Computer equipment and software	398,084	321,936
Furniture and other equipment	45,711	39,591
Construction in progress	25,073	21,287
	1,025,636	924,570
Less: accumulated depreciation	213,934	77,694
Property, plant and equipment, net	$811,702	$846,876

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the period from January 1, 2019 through May 1, 2019, the Predecessor Company recognized non-cash impairment charges of $91.4 million in relation to indefinite-lived FCC licenses as a result of an increase in the WACC used in performing the annual impairment test. As a result of the fair value exercise applied in connection with fresh start accounting, the Successor Company opted to use a qualitative assessment as permitted by ASC 350, "Intangibles - Goodwill and Other" as of July 1, 2019 and no additional impairment charges were recorded. The Predecessor Company recognized impairment charges related to its indefinite-lived intangible assets within several iHM radio markets of $33.2 million during the year ended December 31, 2018.

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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2020 (Successor) and December 31, 2019 (Successor), respectively:

(In thousands)	Successor Company
	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,620,509	$(286,066)	$1,629,236	$(114,280)
Talent and other contracts	375,900	(84,065)	375,399	(33,739)
Trademarks and tradenames	326,061	(54,358)	321,977	(21,661)
Other	31,351	(4,840)	21,394	(1,786)
Total	$2,353,821	$(429,329)	$2,348,006	$(171,466)
Total amortization expense related to definite-lived intangible assets for the Successor Company for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019 was $258.9 million and $171.5 million, respectively. Total amortization expense related to definite-lived intangible assets for the Predecessor Company for the period

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from January 1, 2019 through May 1, 2019 and the year ended December 31, 2018 was $12.7 million and $110.9 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2021	$260,976
2022	259,364
2023	250,153
2024	249,116
2025	211,262

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2018 (Predecessor)	$3,330,922	$81,831	$3,412,753
Acquisitions	—	2,767	2,767
Foreign currency	—	(28)	(28)
Balance as of May 1, 2019 (Predecessor)	$3,330,922	$84,570	$3,415,492
Impact of fresh start accounting	(111,712)	19,585	(92,127)

Balance as of May 2, 2019 (Successor)	$3,219,210	$104,155	$3,323,365
Acquisitions	4,637	—	4,637
Dispositions	(9,466)	—	(9,466)
Foreign currency	—	(1)	(1)
Other	7,087	—	7,087
Balance as of December 31, 2019 (Successor)	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Acquisitions	44,606	—	44,606
Dispositions	(164)	—	(164)
Foreign currency	—	245	245
Balance as of December 31, 2020 (Successor)	$2,041,536	$104,399	$2,145,935

The balance at December 31, 2018 (Predecessor) is net of cumulative impairments of $3.5 billion and $212.0 million in the Company’s Audio and Audio and Media Services segments, respectively.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units as of July 1, 2020 as part of the annual impairment test. No further impairment was recognized as a result of the Company's annual impairment test on goodwill.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INVESTMENTS

The following table summarizes the Company's investments in nonconsolidated affiliates and other securities:

(In thousands)	Available-for-Sale Debt Securities	Equity Method Investments	Other Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2018 (Predecessor)	$25,823	$24,104	$38,813	$—	$88,740
Purchases of investments	—	591	103	—	694
Equity in loss	—	(66)	—	—	(66)
Loss on investments	(1,895)	—	(8,342)	—	(10,237)
Other	(3)	—	—	—	(3)
Balance at May 1, 2019 (Predecessor)	$23,925	$24,629	$30,574	$—	$79,128
Impact of fresh start accounting	(8,842)	(14,986)	(1,062)	—	(24,890)

Balance at May 2, 2019 (Successor)	$15,083	$9,643	$29,512	$—	$54,238
Purchases of investments	24,103	1,588	2,425	3,440	31,556
Equity in loss	—	(279)	—	—	(279)
Loss on investments	—	—	(21,003)	(740)	(21,743)
Other	(6,058)	—	6,055	—	(3)
Balance at December 31, 2019 (Successor)	$33,128	$10,952	$16,989	$2,700	$63,769
Purchases of investments	9,595	1,523	7,629	—	18,747
Equity in loss	—	(379)	—	—	(379)
Disposals	(194)	(1,000)	—	—	(1,194)
Distributions received	—	(31)	—	—	(31)
Loss on investments, net	(7,116)	—	(959)	(1,271)	(9,346)
Other	(3,957)	—	2,965	—	(992)
Balance at December 31, 2020 (Successor)	$31,456	$11,065	$26,624	$1,429	$70,574
Equity method investments in the table above are not consolidated, but are accounted for under the equity method of accounting. The Company records its investments in these entities on the balance sheet within “Other assets.” The Company's interests in the operations of equity method investments are recorded in the statement of comprehensive income (loss) as “Equity in earnings (loss) of nonconsolidated affiliates.” Other investments includes various investments in companies for which there is no readily determinable market value.
During 2020, the Successor Company recorded $15.0 million in its Audio segment for investments made in seven companies in exchange for advertising services. One of these investments is being accounted for under the equity method of accounting, two of these investments are being accounted for at amortized cost and four of these investments are notes receivable that are convertible into cash or equity. During the period from May 2, 2019 through December 31, 2019, the Successor Company recorded $30.0 million in its Audio segment for investments made in ten companies in exchange for advertising services and cash. Two of these investments are being accounted for under the equity method of accounting, one of these investments is being accounted for at amortized cost, one of these investments is being accounted for as an available-for-sale security and six of these investments are notes receivable that are convertible into cash or equity.
The Successor Company recognized barter revenue of $10.5 million and $13.0 million in the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively. The Predecessor Company recognized barter revenue of $6.0 million in the period from January 1, 2019 through May 1, 2019 in connection with these investments as services were provided.  The Successor Company recognized non-cash investment impairments totaling $5.7 million and $21.0

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million on our investments for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively, which were recorded in “Loss on investments, net.”  The Predecessor Company recognized non-cash investment impairments totaling $10.2 million on our investments for the period from January 1, 2019 through May 1, 2019, which were recorded in “Loss on investments, net.”
NOTE 9 – LONG-TERM DEBT
Long-term debt outstanding as of December 31, 2020 (Successor) and December 31, 2019 (Successor) consisted of the following:

(In thousands)	Successor Company
	December 31, 2020	December 31, 2019
Term Loan Facility due 2026(1)	$2,080,259	$2,251,271
Incremental Term Loan Facility due 2026(2)	447,750	—
Asset-based Revolving Credit Facility due 2023(2)(3)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	22,753	20,992
Total consolidated secured debt	4,600,762	4,322,263

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	6,782	12,581
Original issue discount	(18,817)	—
Long-term debt fees	(21,797)	(19,428)
Total debt	6,016,930	5,765,416
Less: Current portion	34,775	8,912
Total long-term debt	$5,982,155	$5,756,504
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
(3)On March 13, 2020, iHeartCommunications borrowed $350.0 million under the ABL Facility, the proceeds of which were invested as cash on the Balance Sheet. During the second and third quarters of 2020, iHeartCommunications voluntarily repaid principal amounts outstanding under the ABL Facility. As of December 31, 2020, the ABL Facility had a facility size of $450.0 million, no principal amounts outstanding and $32.9 million of outstanding letters of credit, resulting in $417.1 million of excess availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of December 31, 2020, approximately $172 million was available to be drawn upon under the ABL Facility.
(4)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2021 through 2045.

The Successor Company’s weighted average interest rate was 5.5% and 6.4% as of December 31, 2020 and December 31, 2019, respectively.  The aggregate market value of the Successor Company’s debt based on market prices for which quotes were available was approximately $6.2 billion and $6.1 billion as of December 31, 2020 and December 31, 2019, respectively. Under the fair value hierarchy established by ASC 820-10-35, the fair market value of the Successor Company’s debt is classified as either Level 1 or Level 2.

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
Size and Availability

The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments. As of December 31, 2020, iHeartCommunications had no principal amounts outstanding under the ABL Facility, a facility size of $450.0 million and $32.9 million in outstanding letters of credit, resulting in $417.1 million of excess availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of December 31, 2020, approximately $172.0 million was available to be drawn upon under the ABL Facility.
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
On July 16, 2020, iHeartCommunications entered into Amendment No. 2 to issue $450.0 million of incremental term loan commitments, resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance were used to repay the remaining balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.
Under the terms of the Term Loan Facility Credit Agreement, iHeartCommunications made quarterly principal payments totaling $23.3 million during the year ended December 31, 2020.

Interest Rate and Fees

Following the amendment made on February 3, 2020, the Term loans under the Term Loan Facility bear interest at a rate per annum equal to LIBOR plus a margin of 3.00%, or the Base Rate plus a margin of 2.00%. The incremental term loans issued pursuant to Amendment No. 2 have an interest rate of 4.00% for Eurocurrency Rate Loans and 3.00% for Base Rate Loans (subject to a LIBOR floor of 0.75% and Base Rate floor of 1.75%). Amendment No. 2 also modifies certain other provisions of the Credit Agreement.

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

iHeartCommunications may voluntarily repay outstanding loans under the Term Loan Facility at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to eurocurrency loans.

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

The 6.375% Senior Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The 6.375% Senior Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and the guarantors’ existing and future indebtedness that is not expressly subordinated to the 6.375% Senior Secured Notes (including the Term Loan Facility, the 5.25% Senior Secured Notes, the 4.75% Senior Secured Notes and the Senior Unsecured Notes), effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the 6.375% Senior Secured Notes, effectively subordinated in right of payment to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the 6.375% Senior Secured Notes, to the extent of the value of such assets, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the 6.375% Senior Secured Notes.

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

The 6.375% Senior Secured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

•incur or guarantee additional debt or issue certain preferred stock;
•create liens on certain assets;
•redeem, purchase or retire subordinated debt;
•make certain investments;
•create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;
•enter into certain transactions with affiliates;
•merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;
•sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;
•designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and
•pay dividends, redeem or repurchase capital stock or make other restricted payments.

5.25% Senior Secured Notes due 2027

On August 7, 2019, iHeartCommunications entered into an indenture (the “5.25% Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $750.0 million aggregate principal amount of 5.25% Senior Secured Notes due 2027 that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The 5.25% Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.25% per annum. Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2020.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The 5.25% Senior Secured Notes Indenture contains covenants that limit the ability of iHeartCommunications and its restricted subsidiaries, to, among other things:

•incur or guarantee additional debt or issue certain preferred stock;
•create liens on certain assets;
•redeem, purchase or retire subordinated debt;
•make certain investments;
•create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;
•enter into certain transactions with affiliates;
•merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;
•sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;
•designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and
•pay dividends, redeem or repurchase capital stock or make other restricted payments.

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

The 4.75% Senior Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility. The 4.75% Senior Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the 4.75% Senior Secured Notes (including the Term Loan Facility, the 6.375% Senior Secured Notes, the 5.25% Senior Secured Notes and the Senior Unsecured Notes), effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the 4.75% Senior Secured Notes, effectively subordinated to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the 4.75% Senior Secured Notes, to the extent of the value of such collateral, and structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the 4.75% Senior Secured Notes.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 4.75% Senior Secured Notes Indenture contains covenants that limit the ability of iHeartCommunications and its restricted subsidiaries, to, among other things:

•incur or guarantee additional debt or issue certain preferred stock;
•create liens on certain assets;
•redeem, purchase or retire subordinated debt;
•make certain investments;
•create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;
•enter into certain transactions with affiliates;
•merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;
•sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;
•designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and
•pay dividends, redeem or repurchase capital stock or make other restricted payments.

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

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the Term Loan Facility or other credit facilities or capital markets debt securities. The Senior Unsecured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the Senior Unsecured Notes, effectively subordinated to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured (including the 6.375% Senior Secured Notes, the 5.25% Senior Secured Notes, the 4.75% Senior Secured Notes and borrowings under the ABL Facility and the Term Loan Facility), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the Senior Unsecured Notes.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the proceeds of one or more equity offerings.

The Senior Unsecured Notes Indenture contains covenants that limit the ability of Capital I and its restricted subsidiaries, including iHeartCommunications, to, among other things:

•incur or guarantee additional debt or issue certain preferred stock;
•create liens on certain assets;
•redeem, purchase or retire subordinated debt;
•make certain investments;
•create restrictions on the payment of dividends or other amounts from iHeartCommunications’ restricted subsidiaries;
•enter into certain transactions with affiliates;
•merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;
•sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;
•designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and
•pay dividends, redeem or repurchase capital stock or make other restricted payments.

Mandatorily Redeemable Preferred Stock
On the Effective Date, in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of December 31, 2020, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. As further described below, the iHeart Operations Preferred Stock is mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
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
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly at a per annum rate equal to the sum of (1) the greater of (a) LIBOR and (b) two percent, plus (2) the applicable margin, which is calculated as a function of iHeartMedia’s consolidated total leverage ratio. Dividends are payable on the liquidation preference. Unless all accrued and unpaid dividends on the iHeart Operations Preferred Stock are paid in full, no dividends or distributions may be paid on any equity interests of iHeartMedia or its subsidiaries other than iHeart Operations, and no such equity interests may be repurchased or redeemed (subject to certain exceptions that are specified in the certificate of designation for the iHeart Operations Preferred Stock). Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the year ended December 31, 2020 and the period from May 1, 2019 through December 31, 2019, the Successor Company recognized $9.3 million and $5.5 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2020 are as follows:

(in thousands)
2021	$34,775
2022	28,514
2023	28,133
2024	28,051
2025	27,418
Thereafter	5,910,653
Total (1)(2)	$6,057,544
(1)Excludes purchase accounting adjustments and original issue discount of $18.8 million and long-term debt fees of $21.8 million, which are amortized through interest expense over the life of the underlying debt obligations.
(2)Under the terms of the Term Loan Facility and Incremental Term Loan Facility, the Company is required to make quarterly prepayments of $6.4 million. Such prepayments are reflected in the table above.
Surety Bonds and Letters of Credit
As of December 31, 2020, iHeartCommunications had outstanding surety bonds and commercial standby letters of credit of $9.1 million and $33.3 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
As of December 31, 2020, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)
	Non-Cancelable	Non-Cancelable	Employment/Talent
	Operating Leases	Contracts	Contracts
2021	$126,732	$125,853	$102,263
2022	133,086	50,736	75,944
2023	120,125	16,698	41,735
2024	109,958	2,424	41,336
2025	97,272	719	1,029
Thereafter	706,472	1,717	—
Total	$1,293,645	$198,147	$262,307
Rent expense charged to operations for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor) was $198.2 million, $128.3 million, $59.2 million and $169.9 million, respectively.
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
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest (the “Foreign Ownership Rule”). Under the Plan of Reorganization, the Company committed to file the PDR requesting the FCC to permit the Company to be up to 100% foreign-owned.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 5, 2020, the FCC issued the Declaratory Ruling, which granted the relief requested by the PDR, subject to certain conditions.
On November 9, 2020, the Company notified the holders of Special Warrants of the commencement of an exchange process (the notification, the “Exchange Notice,” and the exchange, the “Exchange”). In the Exchange, which took place on January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. See “Item 1. Business – Regulation of Our Business, Alien Ownership Restrictions” and “Item 1A. Risk Factors - Regulatory, Legislative and Litigation Risks, Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock without FCC approval.”

NOTE 11 – INCOME TAXES
On March 27, 2020 the CARES Act, which included numerous tax provisions, was signed into law. The CARES Act included certain temporary relief provisions with respect to the application of the Section 163(j) interest deduction limitation including the ability to elect to use the Company’s 2019 Adjusted Taxable Income (as defined under Section 163(j)) for purposes of calculating the 2020 interest deduction limitation. This provision of the CARES Act resulted in an increase to allowable interest deductions of $179.4 million during 2020. The other federal income tax provisions within the CARES Act did not materially impact the Company’s financial statements.

On December 27, 2020, the Consolidated Appropriations Act was signed into law in order to provide further stimulus and support to those affected by the COVID-19 pandemic. The tax provisions included within the Consolidated Appropriations Act did not materially impact the Company’s financial statements in the current year.

As a result of steps in the Plan of Reorganization described in Note 2 and the fresh start accounting adjustments described in Note 3, there were significant tax adjustments recorded in the period from January 1, 2019 through May 1, 2019. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period ended May 1, 2019, primarily consisting of: (1) $483.0 million in tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) $275.2 million in tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) $62.3 million in tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) $263.8 million in tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period ended May 1, 2019, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the provision for income tax benefit (expense) from continuing operations are as follows:

(In thousands)	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2018
Current - Federal	$(652)	$(172)	$2,264	$1
Current - foreign	(1,674)	(754)	(282)	(969)
Current - state	1,680	(10,045)	74,762	(9,225)
Total current benefit (expense)	(646)	(10,971)	76,744	(10,193)

Deferred - Federal	172,302	(14,470)	(109,511)	1,276
Deferred - foreign	28	23	(8)	(1)
Deferred - state	11,939	5,327	(6,320)	(4,918)
Total deferred benefit (expense)	184,269	(9,120)	(115,839)	(3,643)
Income tax benefit (expense)	$183,623	$(20,091)	$(39,095)	$(13,836)

The current tax expense recorded in the Successor period ended December 31, 2020 was primarily related to local country foreign tax expense in certain jurisdictions partially offset by adjustments to the Company’s reserves for unrecognized tax benefits in certain state jurisdictions.
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
Current tax expense for the Predecessor period ended December 31, 2018 was $10.2 million.  The current tax expense recorded in 2018 was primarily related to state income tax expense incurred during the period and reserves recorded for unrecognized state tax benefits.

The deferred tax benefit of $184.3 million recorded in the Successor period ended December 31, 2020 related primarily to the current period net operating losses and a reduction in deferred tax liabilities recorded in connection with the impairment of our FCC licenses discussed in Note 7.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Successor Company's deferred tax liabilities and assets as of December 31, 2020 and 2019 are as follows:

	Successor Company
(In thousands)	2020	2019
Deferred tax liabilities:
Intangibles and fixed assets	$1,005,116	$1,163,310
Operating lease right-of-use assets	204,953	130,123
Total deferred tax liabilities	1,210,069	1,293,433

Deferred tax assets:
Accrued expenses	23,052	24,525
Net operating loss carryforwards	218,290	167,008
Interest expense carryforwards	315,304	324,481
Operating lease liabilities	209,010	109,503
Capital loss carryforwards	1,662,174	601,309
Investments	15,378	26,071
Bad debt reserves	15,247	9,916
Other	13,228	13,799
Total gross deferred tax assets	2,471,683	1,276,612
Less: Valuation allowance	1,818,091	720,622
Total deferred tax assets	653,592	555,990
Net deferred tax liabilities	$556,477	$737,443

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of FCC licenses and other intangible assets that were adjusted for book purposes to estimated fair values as part of the application of fresh start accounting, and were further adjusted in the first quarter of 2020 upon recognition of an impairment as discussed in Note 7.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges or sells its FCC licenses.  As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities for the periods ending December 31, 2020 and December 31, 2019 were $0.3 million.
At December 31, 2020, the Successor Company had recorded net operating loss and tax credit carryforwards (tax effected) for federal and state income tax purposes of approximately $218.3 million, expiring in various amounts through 2040 or in some cases with no expiration date. In connection with the tax reform legislation passed in December of 2017, Section 163(j) of the Internal Revenue Code was amended, thereby establishing new rules governing a U.S. taxpayer’s ability to deduct interest expense beginning in 2018. Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income (notwithstanding the temporary provisions described above from the enactment of the CARES Act), and provides that any disallowed interest expense may be carried forward indefinitely. The Successor Company recorded deferred tax assets for federal and state interest limitation carryforwards of $315.3 million as of December 31, 2020. In connection with the taxable separation of the Outdoor division as part of the bankruptcy restructuring, the Successor Company realized a $7.2 billion capital loss (gross after attribute reduction calculations). For federal tax purposes the capital loss can be carried forward 5 years and only be used to offset capital gains. For state tax purposes, the capital loss has various carryforward periods. The Successor Company has recorded a full valuation allowance against the deferred tax asset associated with the federal and state capital loss carryforward as it is not expected to be realized. The Successor Company expects to realize the benefits of a portion of its remaining deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods. As of December 31, 2020, the Successor Company had recorded a valuation allowance of $1.8 billion against a portion of these U.S. federal and state deferred tax assets which it does not expect to realize, relating primarily to capital loss carryforwards and certain state net operating loss

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carryforwards. The Successor Company's U.S. federal and state deferred tax valuation allowance increased by $1.1 billion during the Successor period ending December 31, 2020 primarily due to an increase in the capital loss carryforward as determined on the Company's 2019 income tax filings.  Any deferred tax liabilities associated with acquired FCC licenses and tax-deductible goodwill intangible assets are now relied upon as sources of future taxable income for purposes of realizing deferred tax assets attributed to carryforwards that have an indefinite life such as the Section 163(j) interest carryforward.
At December 31, 2020, net deferred tax liabilities include a deferred tax asset of $3.5 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equal to or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Successor Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.
The reconciliations of income tax on income (loss) from continuing operations computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) for the Successor Company and Predecessor Company are:

Successor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,
(In thousands)	2020		2019
	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$440,758	21.0%	$(28,012)	21.0%
State income taxes, net of federal tax effect	13,619	0.7%	(4,718)	3.5%
Foreign income taxes	(1,187)	(0.1)%	(1,593)	1.2%
Nondeductible items	(8,928)	(0.4)%	(7,345)	5.5%
Changes in valuation allowance and other estimates	(30,531)	(1.5)%	24,439	(18.2)%
Impairment charges	(257,119)	(12.3)%	—	—%
Other, net	27,011	1.3%	(2,862)	2.1%
Income tax benefit (expense)	$183,623	8.7%	$(20,091)	15.1%

Predecessor Company
	Period from January 1, 2019 through May 1,		Year Ended December 31,
(In thousands)	2019		2018
	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$(1,999,008)	21.0%	$5,069	21.0%
State income taxes, net of federal tax effect	68,442	(0.7)%	(14,958)	(62.0)%
Foreign income taxes	(270)	—%	(3,076)	(12.7)%
Nondeductible items	(1,793)	—%	(4,834)	(20.0)%
Changes in valuation allowance and other estimates	648,384	(6.8)%	10,958	45.4%
Tax impact of outdoor charges eliminated in discontinued operations	—	—%	(8,017)	(33.2)%
Reorganization and fresh start adjustments	1,245,282	(13.1)%	—	—%
Other, net	(132)	—%	1,022	4.2%
Income tax expense	$(39,095)	0.4%	$(13,836)	(57.3)%

The Successor Company’s effective tax rate for the year ended December 31, 2020 is 8.7%.  The effective tax rate for this period was primarily impacted by the impairment charges to non-deductible goodwill discussed in Note 7. In addition, the Company recorded deferred tax adjustments to state net operating losses and federal and state disallowed interest carryforwards

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as a result of the filing of 2019 tax returns and certain legal entity restructuring completed during the period. These adjustments were partially offset by valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets such as net operating loss carryforwards and disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future periods.
The Successor Company’s effective tax rate for the period from May 2, 2019 through December 31, 2019 was 15.1%. The effective rate for the Successor period was primarily impacted by deferred tax benefits recorded for changes in estimates related to the carryforward tax attributes that survived the emergence from bankruptcy and deferred tax adjustments associated with the filing of the Company’s 2018 tax returns during the fourth quarter of 2019. The primary change to the 2018 tax return filings, when compared to the provision estimates, was the Company's decision to elect out of the first-year bonus depreciation rules for the 2018 year for all qualified capital expenditures. This resulted in less tax depreciation deductions for tax purposes for the 2018 year and higher adjusted tax basis for our fixed assets as of the Effective Date.
The Predecessor Company’s effective tax rate for the period from January 1, 2019 through May 1, 2019 was 0.4%.  The income tax expense for the period from January 1, 2019 through May 1, 2019 (Predecessor) primarily consists of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period, primarily consisting of: (1) tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets. In addition to the above mentioned adjustments, the Reorganization and fresh start adjustments line above includes the reversal of the $2.0 billion in tax benefits that are presented in the reconciliation table in the Income tax benefit at statutory rates line.
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
The Successor Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2020 and 2019 was $5.3 million and $6.9 million, respectively.  The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2020 and 2019 was $20.0 million and $20.5 million, respectively, of which $18.2 million and $20.3 million is included in “Other long-term liabilities”.  In addition, $1.8 million and $0.2 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2020 and 2019, respectively.  The total amount of unrecognized tax benefits at December 31, 2020 and 2019 that, if recognized, would impact the effective income tax rate is $13.8 million and $15.5 million, respectively.

(In thousands)	Successor Company
	Years Ended December 31,
Unrecognized Tax Benefits	2020	2019
Balance at beginning of period	$13,664	$53,156
Increases for tax position taken in the current year	2,325	4,070
Increases for tax positions taken in previous years	453	2,534
Decreases for tax position taken in previous years	(1,566)	(2,948)
Decreases due to settlements with tax authorities	—	(1,183)
Decreases due to lapse of statute of limitations	(195)	(41,965)
Balance at end of period	$14,681	$13,664

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  During 2019 the Company settled several state and local tax and foreign tax examinations resulting is a reduction of unrecognized tax benefits of $1.2 million, excluding interest. In addition, during 2019 the statute of limitations for certain tax years expired upon our emergence from bankruptcy resulting in the reduction to unrecognized tax benefits of $42.0 million, excluding interest. All federal income tax matters through 2016 are closed.  The majority of all material state, local, and foreign income tax matters have been concluded for years through 2017 with the exception of a current examination in Texas that covers the 2007-2016 tax years.

NOTE 12 – STOCKHOLDERS’ EQUITY
As described in Note 2 - Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Note 3 - Fresh Start Accounting, the Company emerged from bankruptcy upon the effectiveness of the Plan of Reorganization on May 1, 2019, at which time all shares of the Predecessor Company’s issued and outstanding common stock immediately prior to the Effective Date were canceled, and reorganized iHeartMedia issued an aggregate of 56,861,941 shares of iHeartMedia Class A common stock, 6,947,567 shares of Class B common stock and special warrants to purchase 81,453,648 shares of Class A common stock or Class B common stock to holders of claims pursuant to the Plan of Reorganization.  The value of these shares and warrants issued to claimholders in settlement of Liabilities subject to compromise was based on the difference between the Enterprise Value of the Company and the and new debt and mandatorily redeemable preferred stock issued upon emergence, adjusted as necessary for cash and cash equivalents, noncontrolling interest and changes in deferred taxes.  The impact of finalization of deferred tax amounts related to the Reorganization is reflected within the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).
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
Share-Based Compensation
Successor
Stock Options

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following assumptions were used to calculate the fair value of the Successor Company's options on the date of grant:

	Year Ended December 31,	Period from May 2, 2019 through December 31,
	2020	2019
Expected volatility	44% – 57%	44% – 45%
Expected life in years	6.0 – 6.3	4.0 – 4.1
Risk-free interest rate	0.35% – 1.41%	1.40% – 2.02%
Dividend yield	—%	—%

The following table presents a summary of the Successor Company's stock options outstanding at and stock option activity during the year ended December 31, 2020 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2020	5,645	$18.93	5.4 years
Granted	2,292	9.05
Forfeited	(161)	16.42
Expired	(81)	19.00
Outstanding, December, 31, 2020	7,695	16.01	5.9 years
Exercisable	2,204	18.87	4.3 years
Expected to Vest	5,491	14.87	6.5 years

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Successor Company's unvested options and changes during the year ended December 31, 2020 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2020	4,517	$5.28
Granted	2,292	4.76
Vested (1)	(1,157)	5.29
Forfeited	(161)	5.20
Unvested, December 31, 2020	5,491	5.06
(1)The total fair value of the options vested during the year ended December 31, 2020 (Successor) was $6.1 million.
Restricted Stock Units (“RSUs”)
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
The following table presents a summary of the Successor Company's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2020 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2020	2,648	$16.47
Granted	752	9.31
Vested (restriction lapsed)	(725)	16.32
Forfeited	(97)	16.50
Outstanding, December 31, 2020	2,578	14.42

Performance-based Restricted Stock Units (“Performance RSUs”)

In August 2020, the Company issued Performance RSUs to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the year ended December 31, 2020, the Company recognized $3.4 million in relation to these Performance RSUs.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Successor Company's Performance RSUs outstanding and activity as of and during the year ended December 31, 2020 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2020	—	$—
Granted	556	8.98
Vested (restriction lapsed)	—	—
Forfeited	—	—
Outstanding, December 31, 2020	556	$8.98

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
As of December 31, 2018, the Predecessor Company had 690,994 options outstanding with a weighted average exercise price of $33.70. During the period from January 1, 2019 through May 1, 2019 (Predecessor) and the year ended December 31, 2018 there were no options vested, granted or exercised and the 690,994 options outstanding were canceled upon the Company’s emergence from bankruptcy.
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
Successor Common Stock and Special Warrants
The following table presents the Successor Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of December 31, 2020:

(In thousands, except share and per share data)	December 31, 2020
Successor Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	64,726,864
Successor Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	6,886,925
Successor Special Warrants	74,835,899
Total Successor Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding	146,449,688

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020, 20,080 shares of the Class B common stock were converted into Class A common stock. During the period from May 2, 2019 to December 31, 2019, 53,317 shares of the Class B common stock were converted into Class A common stock.

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
During the year ended December 31, 2020, stockholders exercised 6,205,617 and 2,095 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the period from May 2, 2019 through ended December 31, 2019, stockholders exercised 216,921 and 10,660 Special Warrants for an equivalent number of Class A common stock and Class B common stock, respectively.
January 2021 Exchange Substantially Expanding Class A and Class B Shares Outstanding
On January 8, 2021, the Company completed an exchange of 67,471,123 Special Warrants into 45,133,811 shares of Class A common stock, the Company’s publicly traded equity, and 22,337,312 shares of Class B common stock. The exchange was authorized by a previously issued Declaratory Ruling from the Federal Communications Commission approving an increase in iHeartMedia’s authorized aggregate foreign ownership from 25% to 100%, subject to certain conditions set forth in the Declaratory Ruling. Certain shares of Class B common stock and Special Warrants were not converted into Class A Common Stock due to current regulatory restrictions applicable to certain shareholders. There were 6,201,453 Special Warrants outstanding on February 22, 2021.
Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $22.9 million and $26.4 million for the Successor Company for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively. Share-based compensation expenses for the Predecessor Company were $0.5 million and $2.1 million during the period from January 1, 2019 through May 1, 2019 and the year ended December 31, 2018, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax benefit related to the share-based compensation expense for the Successor Company for the year ended December 31, 2020 and the period from May 1, 2019 through December 31, 2019 was $5.7 million and $4.1 million, respectively. The tax benefit related to the share-based compensation expense for the Predecessor Company for the period from January 1, 2019 through May 1, 2019 and the year ended December 31, 2018 was $0.1 million and $0.5 million, respectively.
As of December 31, 2020, there was $54.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.8 years. In addition, as of December 31, 2020, there was $1.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on certain performance conditions.

Income (Loss) per Share

(In thousands, except per share data)	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2018
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(1,914,699)	$112,548	$11,184,141	$(201,910)
Exclude:
Income (loss) from discontinued operations, net of tax	$—	$—	$1,685,123	$(164,667)
Noncontrolling interest from discontinued operations, net of tax - common shares	—	—	19,028	124
Total income (loss) from discontinued operations, net of tax - common shares	$—	$—	$1,704,151	$(164,543)
Total income (loss) from continuing operations	$(1,914,699)	$112,548	$9,479,990	$(37,367)
Noncontrolling interest from continuing operations, net of tax - common shares	523	(751)	—	605
Income (loss) from continuing operations	$(1,915,222)	$113,299	$9,479,990	$(37,972)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	145,979	145,608	86,241	85,412
Stock options and restricted stock(2):	—	187	—	—
Weighted average common shares outstanding - diluted	145,979	145,795	86,241	85,412

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$(13.12)	$0.77	$109.92	$(0.44)
From discontinued operations - Basic	$—	$—	$19.76	$(1.93)
From continuing operations - Diluted	$(13.12)	$0.77	$109.92	$(0.44)
From discontinued operations - Diluted	$—	$—	$19.76	$(1.93)
(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Successor Company for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019.
(2)Outstanding equity awards representing 9.1 million and 5.9 million shares of Class A common stock of the Successor Company for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Outstanding equity awards representing 5.9 million and 7.2 million shares of Class A common stock of the Predecessor Company for the period for the period from January 1, 2019 through May 1, 2019 and the year ended December 31, 2018, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
Stockholder Rights Plan

On May 5, 2020, the Board approved the adoption of a short-term stockholder rights plan (the “Stockholder Rights Plan”).

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the stockholder rights plan, the Board declared a dividend distribution of one right on each outstanding share of Class A common stock, share of Class B common stock and special warrant issued in connection with the Plan of Reorganization. The record date for such dividend distribution was May 18, 2020.

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

The Stockholder Rights Plan has a duration of less than one year, expiring on May 5, 2021. The Stockholder Rights Plan may also be terminated, or the rights may be redeemed, by action of the Company prior to the scheduled expiration date under certain circumstances, including if the Board determines that market and other conditions warrant, which the Board intends to monitor. The adoption of the Stockholder Rights Plan is not a taxable event and does not have any impact on the Company’s financial reporting.

NOTE 13 – EMPLOYEE STOCK AND SAVINGS PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution.  Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications. In April 2020, the Company announced incremental operating-expense-saving initiatives in response to the economic environment resulting from the COVID-19 pandemic, which included a temporary suspension of the Company's 401(k) matching program. Contributions of $4.5 million, $8.6 million, $6.1 million and $13.5 million were made to these plans for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively, were expensed.

iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in iHeartCommunications' sole discretion and iHeartCommunications retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2020 (Successor) was approximately $12.3 million recorded in “Other assets” and $12.3 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2019 (Successor) was approximately $11.3 million recorded in “Other assets” and $11.3 million recorded in “Other long-term liabilities”, respectively.
NOTE 14 — OTHER INFORMATION
OTHER INCOME (EXPENSE), NET
The following table discloses the components of "Other income (expense), net" for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through May 1, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively:

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Successor Company		Predecessor Company
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2018
Professional fees	$(6,278)	$(26,487)	$(156)	$(23,100)
Other	(1,473)	8,221	179	93
Total other income (expense), net	$(7,751)	$(18,266)	$23	$(23,007)
Other income (expense), net for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the year ended December 31, 2018 (Predecessor) included $6.3 million, $26.5 million and $23.1 million, respectively, in expenses incurred in connection with our bankruptcy and negotiations with lenders and other activities related to our capital structure.

OTHER CURRENT ASSETS
The following table discloses the components of “Other current assets” as of December 31, 2020 and 2019, respectively:

(In thousands)	Successor Company
	As of December 31,
	2020	2019
Inventory	$1,153	$507
Deposits	2,680	2,944
Restricted cash	—	11,318
Due from related parties	549	1,480
Other receivables	11,905	24,326
Other	1,139	801
Total other current assets	$17,426	$41,376

OTHER ASSETS
The following table discloses the components of “Other assets” as of December 31, 2020 and 2019, respectively:

	Successor Company
(In thousands)	As of December 31,
	2020	2019
Investments in, and advances to, nonconsolidated affiliates	$11,065	$10,952
Other investments	28,053	19,689
Available-for-sale debt securities, net of reserve of $4,167 in 2020 and $0 in 2019	31,456	33,128
Deposits	4,553	4,481
Prepaid rent	8,882	6,284
Non-qualified plan assets	12,265	11,343
Other	9,350	10,339
Total other assets	$105,624	$96,216

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER LONG-TERM LIABILITIES
The following table discloses the components of “Other long-term liabilities” as of December 31, 2020 and 2019, respectively:

(In thousands)	Successor Company
	As of December 31,
	2020	2019
Unrecognized tax benefits	$18,183	$20,334
Asset retirement obligation	3,951	3,722
Non-qualified plan liabilities	12,265	11,343
Deferred income	22,018	22,588
Other	14,800	123
Total other long-term liabilities	$71,217	$58,110

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table discloses the components of “Accumulated other comprehensive income (loss),” net of tax, as of December 31, 2020 and 2019, respectively:

(In thousands)	Successor Company
	As of December 31,
	2020	2019
Cumulative currency translation adjustment	$194	$(750)
Cumulative other adjustments	—	—
Total accumulated other comprehensive income (loss)	$194	$(750)

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
Beginning with the first quarter of 2021, the Company is changing its presentation of segment information to reflect changes in the way the business is managed and resources are allocated by the Company's Chief Operating Decision Maker ("CODM") as a result of a reorganization of the Company's management structure. Effective January 1, 2021, the Company will have three reportable segments - iHeartMedia Multiplatform Group, which includes our Broadcast radio, Networks and Sponsorships and Events businesses, iHeartMedia Digital Audio Group, which includes all of our Digital assets, including Podcasting, and our Audio and Media Services Group. These reportable segments reflect how senior management views the Company, align with certain leadership and organizational changes implemented in the first quarter of 2021.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, beginning on January 1, 2021, Segment Adjusted EBITDA will be the segment profitability metric reported to the Company's CODM for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses. Restructuring expenses consist primarily of severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle.
The following table presents the Company's segment results for the Successor Company for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019:

Successor Company
(In thousands)	Audio	Audio and Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2020
Revenue	$2,681,225	$274,749	$—	$(7,756)	$2,948,218
Direct operating expenses	1,136,279	32,387	—	(5,518)	1,163,148
Selling, general and administrative expenses	1,076,063	151,220	—	(2,186)	1,225,097
Corporate expenses	—	—	144,624	(52)	144,572
Depreciation and amortization	369,310	23,502	10,117	—	402,929
Impairment charges	—	—	1,738,752	—	1,738,752
Other operating expense, net	—	—	11,344	—	11,344
Operating income (loss)	$99,573	$67,640	$(1,904,837)	$—	$(1,737,624)
Segment assets	$7,936,468	$473,628	$796,450	$(3,585)	$9,202,961
Intersegment revenues	$670	$7,086	$—	$—	$7,756
Capital expenditures	$73,859	$5,105	$6,241	$—	$85,205
Share-based compensation expense	$—	$—	$22,862	$—	$22,862

Period from May 2, 2019 through December 31, 2019
Revenue	$2,447,800	$167,292	$—	$(5,036)	$2,610,056
Direct operating expenses	858,597	21,106	—	(747)	878,956
Selling, general and administrative expenses	800,796	101,131	—	(4,257)	897,670
Corporate expenses	—	—	136,203	(32)	136,171
Depreciation and amortization	229,869	14,776	4,978	—	249,623
Impairment charges	—	—	—	—	—
Other operating expense, net	—	—	8,000	—	8,000
Operating income (loss)	$558,538	$30,279	$(149,181)	$—	$439,636
Segment assets(1)	$10,040,750	$486,551	$497,576	$(3,778)	$11,021,099
Intersegment revenues	$447	$4,589	$—	$—	$5,036
Capital expenditures	$62,016	$3,980	$9,997	$—	$75,993
Share-based compensation expense	$—	$—	$26,411	$—	$26,411
The following table presents the Company's segment results for the Predecessor Company for the periods indicated.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor Company
(In thousands)	Audio	Audio and Media Services	Corporate and other reconciling items	Eliminations	Consolidated
Period from January 1, 2019 through May 1, 2019
Revenue	$1,006,677	$69,362	$—	$(2,568)	$1,073,471
Direct operating expenses	371,989	9,559	—	(364)	381,184
Selling, general and administrative expenses	383,342	46,072	—	(2,184)	427,230
Corporate expenses			53,667	(20)	53,647
Depreciation and amortization	41,233	5,266	6,335	—	52,834
Impairment charges	—	—	91,382	—	91,382
Other operating expense, net	—	—	154	—	154
Operating income (loss)	$210,113	$8,465	$(151,538)	$—	$67,040
Intersegment revenues	$243	$2,325	$—	$—	$2,568
Capital expenditures	$31,177	$1,263	$3,757	$—	$36,197
Share-based compensation expense	$—	$—	$498	$—	$498

Year Ended December 31, 2018
Revenue	$3,353,770	$264,061	$—	$(6,508)	$3,611,323
Direct operating expenses	1,104,290	28,360	—	(211)	1,132,439
Selling, general and administrative expenses	1,208,882	147,505	—	(6,230)	1,350,157
Corporate expenses	—	—	184,283	(67)	184,216
Depreciation and amortization	173,657	18,286	20,008	—	211,951
Impairment charges	—	—	33,150	—	33,150
Other operating expense, net	—	—	9,266	—	9,266
Operating income (loss)	$866,941	$69,910	$(246,707)	$—	$690,144
Segment assets(1)	$7,084,222	$448,072	$370,157	$(206)	$7,902,245
Intersegment revenues	$—	$6,508	$—	$—	$6,508
Capital expenditures	$72,392	$5,965	$6,888	$—	$85,245
Share-based compensation expense	$—	$—	$2,066	$—	$2,066
(1) The Predecessor Company's Segment assets exclude $4,367.3 million of assets related to discontinued operations as of December 31, 2018.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)	Successor Company
	Three Months Ended March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,
	2020	2020	2020	2020
Revenue	$780,634	$487,648	$744,406	$935,530
Operating expenses:
Direct operating expenses	301,632	249,866	276,719	334,931
Selling, general and administrative expenses	344,141	261,219	292,581	327,156
Corporate expenses	39,949	26,419	34,657	43,547
Depreciation and amortization	96,768	103,347	99,379	103,435
Impairment charges	1,727,857	5,378	—	5,517
Other operating expense, net	1,066	506	1,675	8,097
Operating income (loss)	(1,730,779)	(159,087)	39,395	112,847
Interest expense, net	90,089	81,963	85,562	86,131
Gain (loss) on investments, net	(9,955)	1,280	62	(733)
Equity in income (loss) of nonconsolidated affiliates	(564)	(31)	(58)	274
Other income (expense), net	(7,860)	(1,258)	(1,177)	2,544
Income (loss) before income taxes	(1,839,247)	(241,059)	(47,340)	28,801
Income tax benefit (expense)	150,511	43,742	15,228	(25,858)
Net income (loss)	(1,688,736)	(197,317)	(32,112)	2,943
Less amount attributable to noncontrolling interest	—	—	—	(523)
Net income (loss) attributable to the Company	$(1,688,736)	$(197,317)	$(32,112)	$3,466

Net income (loss) attributable to the Company per common share:
Basic	$(11.60)	$(1.35)	$(0.22)	$0.02
Diluted	$(11.60)	$(1.35)	$(0.22)	$0.02
The Successor Company's Class A common shares are quoted for trading on the Nasdaq Global Select Market under the symbol IHRT.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)	Predecessor Company		Successor Company
	Three Months Ended March 31,	Period from April 1, 2019 through May 1,	Period from May 2, 2019 through June 30,	Three Months Ended September 30,	Three Months Ended December 31,
	2019	2019	2019	2019	2019
Revenue	$795,797	$277,674	$635,646	$948,338	$1,026,072
Operating expenses:
Direct operating expenses	282,874	98,310	198,772	316,740	363,444
Selling, general and administrative expenses	324,934	102,296	220,231	327,115	350,324
Corporate expenses	39,141	14,506	26,818	58,513	50,840
Depreciation and amortization	38,290	14,544	59,383	95,268	94,972
Impairment charges	91,382	—	—	—	—
Other operating (income) expense, net	27	127	(3,246)	9,880	1,366
Operating income	19,149	47,891	133,688	140,822	165,126
Interest expense (income), net	(99)	(400)	69,711	100,967	96,095
Gain (loss) on investments, net	(10,237)	—	—	1,735	(22,663)
Equity in loss of nonconsolidated affiliates	(7)	(59)	(24)	(1)	(254)
Other income (expense), net	(127)	150	(9,157)	(12,457)	3,348
Reorganization items, net	(36,118)	9,497,944	—	—	—
Income (loss) from continuing operations before income taxes	(27,241)	9,546,326	54,796	29,132	49,462
Income tax benefit (expense)	61,194	(100,289)	(16,003)	(16,758)	12,670
Income from continuing operations	33,953	9,446,037	38,793	12,374	62,132
Income (loss) from discontinued operations	(169,554)	1,854,677	—	—	—
Net income (loss)	(135,601)	11,300,714	38,793	12,374	62,132
Less amount attributable to noncontrolling interest	(21,218)	2,190	—	—	751
Net income (loss) attributable to the Company	$(114,383)	$11,298,524	$38,793	$12,374	$61,381

Net income (loss) to the Company per common share:
From continuing operations - Basic	$0.40	$110.28	$0.27	$0.08	$0.42
From discontinued operations - Basic	$(1.73)	$21.63	$—	$—	$—
From continuing operations - Diluted	$0.40	$110.28	$0.27	$0.08	$0.42
From discontinued operations - Diluted	$(1.73)	$21.63	$—	$—	$—
The Predecessor Company's Class A common shares were quoted for trading on the OTC / Pink Sheets Bulletin Board under the symbol IHRT. The Successor Company's Class A common shares are quoted for trading on the Nasdaq Global Select Market under the symbol IHRT.
NOTE 17 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Transition Services Agreement

On the Effective Date, the Company, iHM Management Services, iHeartCommunications and CCOH entered into the Transition Services Agreement. CCOH terminated the Transition Services Agreement on August 31, 2020. For information regarding the Transition Services Agreement, refer to Note 4, Discontinued Operations.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020, based on those criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on Internal Control over Financial Reporting
We have audited iHeartMedia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Antonio, Texas
February 25, 2021

ITEM 9B.  Other Information
On February 23, 2021, our Board of Directors amended and restated the Company’s second amended and restated bylaws (as amended and restated, the “Amended and Restated Bylaws”) to insert a new “Section 9.15. Forum Selection”. Section 9.15 of the Amended and Restated Bylaws provides that (i) unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, and (ii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions of Section 9.15 of the Amended and Restated Bylaws.

In addition to the exclusive forum clause described above, the Amended and Restated Bylaws contain the following changes, including:

•Permitting the Company to provide notice to stockholders via a form of electronic transmission (as defined in the Amended and Restated Bylaws) in compliance with applicable law.
•Adding the Chief Executive Officer as one of the individuals permitted to call a special meeting of the Board, in addition to the Chairman of the Board, President or Secretary, who may already call a special meeting of the Board.
•Revising the provisions governing amendments to the bylaws by the Board and the Company’s stockholders to be consistent with the Company’s amended and restated certificate of incorporation, which is controlling.
•Non-substantive clean-up changes to provisions relating to the treatment of a proposed nomination of a director if the election of such proposed nominee would result in a FCC Regulatory Limitation (as defined in the Company’s amended and restated certificate of incorporation).

The Amended and Restated Bylaws, along with a copy marked to show the changes from the second amended and restated bylaws, are filed herewith as Exhibits 3.2 and 3.3, respectively. The above description of the changes contained in the Amended and Restated Bylaws is qualified by reference to the full text of the Amended and Restated Bylaws, which are incorporated herein by reference.

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
All other information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Corporate Governance” set forth in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation
The information required by this item is incorporated by reference to the sections captioned “Executive Compensation,” “Director Compensation” and “Corporate Governance” set forth in our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity Compensation Plans approved by security holders(2)	—	$—	—
Equity Compensation Plans not approved by security holders	10,829,057(3)	$16.02	2,413,013
Total	10,829,057	$16.02	2,413,013
(1)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock, which have no exercise price.
(2)Represents the Equity Plan.
(3)This number includes shares subject to outstanding awards granted, of which 7,695,010 shares are subject to outstanding options and 3,134,047 shares are subject to outstanding RSUs.
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

ITEM 14.  Principal Accountant Fees and Services
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
Consolidated Statements of Changes in Stockholders’ Equity (Deficit).
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Impact of Fresh Start Accounting	Other (1)	Balance at End of Period
Year ended December 31, 2018 (Predecessor)	$25,963	$21,042	$20,409	$—	$(12)	$26,584
Period from January 1, 2019 through May 1, 2019 (Predecessor)	$26,584	$4,728	$8,622	$(22,689)	$(1)	$—

Period from May 2, 2019 through December 31, 2019 (Successor)	$—	$12,628	$—	$—	$1	$12,629
Year ended December 31, 2020 (Successor)	$12,629	$38,273	$12,738	$—	$613	$38,777
(1)Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other (1)	Reversal (2)	Impact of Fresh Start Accounting	Adjustments(3)	Balance at End of Period
Year ended December 31, 2018 (Predecessor)	$678,118	$11,277	$—	—	$4,146	$693,541
Period from January 1, 2019 through May 1, 2019 (Predecessor)	$693,541	$714,520	$(316,374)	(343,662)	$(28,539)	$719,486

Period from May 2, 2019 through December 31, 2019 (Successor)	$719,486	$1,870	$(734)	$—	$—	$720,622
Year ended December 31, 2020 (Successor)	$720,622	$3,047	$(444)	$—	$1,094,866	$1,818,091
(1)During 2020, the period from May 2 through December 31, 2019, and 2018 the Company recorded a valuation allowance of $3.0 million, $1.9 million and $11.3 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards and Sec. 163(j) disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods. During the period from January 1 through May 1, 2019, the Predecessor Company recorded a valuation allowance of $714.5 million on the federal and state capital losses and separate state net operating losses generated in connection with the restructuring transactions.
(2)During the period from January 1 through May 1, 2019, the Predecessor Company reversed certain valuation allowances as a result of the restructuring transaction which resulted in reduction of federal and state net operating losses due to the cancellation of debt income realized.
(3)During 2020, the Successor Company adjusted the carrying amount of its federal and state capital loss carryfowards due to the filing of its 2019 income tax returns during the quarter ending December 31, 2020. As a result of the increase in the capital loss carryforwards shown on the final tax filings, the Company increased the valuation allowances by $1.1 billion to fully offset those assets as they are not expected to be utilized in future periods. During the period from January 1 through May 1, 2019, the Predecessor Company adopted the new lease standard which resulted in a reduction in deferred tax assets and the release of $28.5 million in valuation allowance.

3. Exhibits.

Exhibit Number	Description
2.1
Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, dated January 22, 2019 (incorporated by reference Exhibit 2.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on January 28, 2019).

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2*	Third Amended and Restated Bylaws of iHeartMedia, Inc., dated February 23, 2021.
3.3*	Third Amended and Restated Bylaws of iHeartMedia, Inc., dated February 23, 2021, marked to show amendments.
3.4
Certificate of Designation of Series A Perpetual Preferred Stock of iHeart Operations filed with the office of the Secretary of State of the State of Delaware on April 30, 2019 and effective as of May 1, 2019 (incorporated by reference to Exhibit 10.10 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

3.5
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iHeartMedia, Inc. on May 8, 2020).

3.6
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

4.11*	Description of Securities.
4.12
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

10.8
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

10.12§	iHeartMedia, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.13§
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

10.15§	Form of Employee Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.16 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.16§	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.17§	Form of Employee Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.18§	Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement for Performance RSUs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iHeartMedia, Inc. on August 20, 2020).
10.19§
Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.20§
First Amendment to Amended and Restated Employment Agreement, dated as of May 1, 2019, between iHeartMedia Inc. and Robert W. Pittman (incorporated by reference to Exhibit 10.7 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).

10.21§
Second Amendment to Amended and Restated Employment Agreement, by and between iHeartMedia, Inc. and Robert Pittman, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2020).

10.22§
Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.23§
Amendment to the Employment Agreement, dated as of May 1, 2019, between iHeartMedia Inc. and Richard J. Bressler (incorporated by reference to Exhibit 10.8 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).

10.24§
Second Amendment to Employment Agreement, by and between iHeartMedia, Inc. and Richard Bressler, dated June 4, 2020 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2020).

10.25§
Employment Agreement, effective September 5, 2019, between iHeartMedia, Inc. and Michael B. McGuinness (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Quarterly Report on Form 10-Q filed on November 7, 2019).

10.26§	First Amendment to Employment Agreement, effective January 1, 2021, by and between iHeartMedia, Inc. and Michael B. McGuinness.

10.27§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.28§
Employment Agreement, effective July 11, 2016, between iHeartMedia, Inc. and Paul M. McNicol (incorporated by reference to Exhibit 10.25 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.29§
First Amendment to the Employment Agreement, effective May 1, 2019, between iHeartMedia Management Services. and Paul M. McNicol (incorporated by reference to Exhibit 10.26 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.30§*	Second Amendment to Employment Agreement, effective January 1, 2021, by and between iHeartMedia, Inc. and Paul M. McNicol.
10.31§	Form of Indemnification Agreement, between iHeartMedia, Inc. and its directors (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.32§
Form of Indemnification Agreement between iHeartMedia, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.33
Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.34
Amendment No. 1 dated November 1, 2017 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020)

10.35
Amendment No. 2 effective January 14, 2019 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.31 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020)

21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document. - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
IHEARTMEDIA, INC.

By:	/s/ Robert W. Pittman
Name:	Robert W. Pittman
Title:	Chairman and Chief Executive Officer
Date:	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2021
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	February 25, 2021
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 25, 2021
/s/ James A. Rasulo James A. Rasulo	Director	February 25, 2021
/s/ Gary Barber Gary Barber	Director	February 25, 2021
/s/ Brad Gerstner Brad Gerstner	Director	February 25, 2021
/s/ Sean Mahoney Sean Mahoney	Director	February 25, 2021
/s/ Cheryl Mills Cheryl Mills	Director	February 25, 2021
/s/ Kamakshi Sivaramakrishnan Kamakshi Sivaramakrishnan	Director	February 25, 2021