Form 10-Q
period 2021-03-31
iHeartMedia, Inc.
filed 2021-05-06
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2021
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	111,841,698
Class B Common Stock, $.001 par value	29,065,297

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$529,134	$720,662
Accounts receivable, net of allowance of $33,228 in 2021 and $38,777 in 2020	704,096	801,380
Prepaid expenses	99,074	79,508
Other current assets	33,777	17,426
Total Current Assets	1,366,081	1,618,976
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	825,208	811,702
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,771,882	1,770,345
Other intangibles, net	1,881,023	1,924,492
Goodwill	2,313,223	2,145,935
OTHER ASSETS
Operating lease right-of-use assets	781,459	825,887
Other assets	112,122	105,624
Total Assets	$9,050,998	$9,202,961
CURRENT LIABILITIES
Accounts payable	$157,032	$149,333
Current operating lease liabilities	85,242	76,503
Accrued expenses	249,224	265,651
Accrued interest	69,843	68,054
Deferred revenue	143,491	123,488
Current portion of long-term debt	28,628	34,775
Total Current Liabilities	733,460	717,804
Long-term debt	5,976,358	5,982,155
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2021 and 2020	60,000	60,000
Noncurrent operating lease liabilities	748,842	764,491
Deferred income taxes	647,097	556,477
Other long-term liabilities	71,290	71,217
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	7,830	8,350
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 112,033,028 and 64,726,864 shares in 2021 and 2020, respectively	112	65
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 29,070,192 and 6,886,925 shares in 2021 and 2020, respectively	29	7
Special Warrants, 5,379,822 and 74,835,899 issued and outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	2,854,647	2,849,020
Accumulated deficit	(2,045,343)	(1,803,620)
Accumulated other comprehensive income (loss)	(22)	194
Cost of shares (261,181 in 2021 and 254,066 in 2020) held in treasury	(3,302)	(3,199)
Total Stockholders' Equity	813,951	1,050,817
Total Liabilities and Stockholders' Equity	$9,050,998	$9,202,961

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Revenue	$706,665	$780,634
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	292,813	293,921
Selling, general and administrative expenses (excludes depreciation and amortization)	342,330	391,801
Depreciation and amortization	107,363	96,768
Impairment charges	37,744	1,727,857
Other operating expense, net	2,771	1,066
Operating loss	(76,356)	(1,730,779)
Interest expense, net	85,121	90,089
Gain (Loss) on investments, net	191	(9,955)
Equity in loss of nonconsolidated affiliates	(28)	(564)
Other expense, net	(807)	(7,860)
Loss before income taxes	(162,121)	(1,839,247)
Income tax benefit (expense)	(79,935)	150,511
Net loss	(242,056)	(1,688,736)
Less amount attributable to noncontrolling interest	(333)	—
Net loss attributable to the Company	$(241,723)	$(1,688,736)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(216)	(104)
Other comprehensive loss, net of tax	(216)	(104)
Comprehensive loss	(241,939)	(1,688,840)
Less amount attributable to noncontrolling interest	—	—
Comprehensive loss attributable to the Company	$(241,939)	$(1,688,840)
Net loss attributable to the Company per common share:
Basic	$(1.65)	$(11.60)
Weighted average common shares outstanding - Basic	146,214	145,614
Diluted	$(1.65)	$(11.60)
Weighted average common shares outstanding - Diluted	146,214	145,614

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2020	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net loss				(333)	—	—	(241,723)	—	—	(242,056)
Vesting of restricted stock and other	30,372			—	—	11	—	—	(103)	(92)
Share-based compensation				—	—	5,685	—	—	—	5,685
Dividend declared and paid to noncontrolling interests				(187)	—	—	—	—	—	(187)
Conversion of Special Warrants to Class A and Class B Shares	47,121,747	22,337,312	(69,459,059)	—	69	(69)	—	—	—	—
Conversion of Class B Shares to Class A Shares	154,045	(154,045)		—	—	—	—	—	—	—
Other			2,982	—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(216)	—	(216)
Balances at March 31, 2021	112,033,028	29,070,192	5,379,822	$7,830	$141	$2,854,647	$(2,045,343)	$(22)	$(3,302)	$813,951

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				—	—	—	(1,688,736)	—	—	(1,688,736)
Vesting of restricted stock	21,686			—	—	—	—	—	(87)	(87)
Share-based compensation				—	—	4,257	—	—	—	4,257
Conversion of Special Warrants to Class A and Class B Shares	2,126,591	616	(2,127,207)	—	2	(2)	—	—	—	—
Conversion of Class B Shares to Class A Shares	5,915	(5,915)		—	—	—	—	—	—	—
Other				—	—	—	(1,469)	—	—	(1,469)
Other comprehensive loss				—	—	—	—	(104)	—	(104)
Balances at March 31, 2020	59,930,396	6,899,611	78,919,386	$9,123	$67	$2,830,788	$(1,577,657)	$(854)	$(2,165)	$1,259,302

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(242,056)	$(1,688,736)
Reconciling items:
Impairment charges	37,744	1,727,857
Depreciation and amortization	107,363	96,768
Deferred taxes	78,346	(152,216)
Provision for doubtful accounts	5,846	9,428
Amortization of deferred financing charges and note discounts, net	1,519	514
Share-based compensation	5,685	4,257
Loss on disposal of operating and other assets	952	392
(Gain) Loss on investments	(191)	9,955
Equity in loss of nonconsolidated affiliates	28	564
Barter and trade income	(2,244)	(4,983)
Other reconciling items, net	260	766
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	113,170	143,419
Increase in prepaid expenses and other current assets	(35,647)	(15,561)
Increase in other long-term assets	(3,317)	(1,059)
Decrease in accounts payable and accrued expenses	(16,944)	(42,734)
Increase (decrease) in accrued interest	1,789	(9,971)
Increase in deferred income	18,881	12,439
Increase in other long-term liabilities	544	441
Cash provided by operating activities	71,728	91,540
Cash flows from investing activities:
Business combinations	(230,816)	—
Purchases of property, plant and equipment	(18,950)	(21,664)
Change in other, net	442	(10,136)
Cash used for investing activities	(249,324)	(31,800)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	—	350,000
Payments on long-term debt and credit facilities	(13,547)	(162,439)
Change in other, net	(264)	(278)
Cash provided by (used for) financing activities	(13,811)	187,283
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(122)	(524)
Net increase (decrease) in cash, cash equivalents and restricted cash	(191,529)	246,499
Cash, cash equivalents and restricted cash at beginning of period	721,187	411,618
Cash, cash equivalents and restricted cash at end of period	$529,658	$658,117
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$82,833	$101,363
Cash paid for income taxes	—	735
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
As of January 1, 2021, the Company began reporting based on three reportable segments:
▪the iHeartMedia Multiplatform Group, which includes the Company's Broadcast radio, Networks and Sponsorships and Events businesses;
▪the iHeartMedia Digital Audio Group, which includes all of the Company's Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), a full-service media representation business, and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software and services.
These reporting segments reflect how senior management operates the Company, align with certain leadership and organizational changes implemented in the first quarter 2021 and provide improved visibility into the underlying performances, results, and margin profiles of our distinct businesses.
Additionally, as of January 1, 2021, Segment Adjusted EBITDA is the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding restructuring expenses and share-based compensation expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle
The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. See Note 9, Segment Data.
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
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. The Company's revenue in the latter half of the month ended March 31, 2020, through the remainder of 2020 and in the three months ended March 31, 2021 was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions during 2020, which are continuing into 2021, to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The provisions of the CARES Act resulted in an increase to allowable interest deductions of $179.4 million during 2020. In addition, the Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, half of which will be due on December 31, 2021 and the other half will be due on December 31, 2022. As of March 31, 2021, the Company has claimed $12.4 million in refundable payroll tax credits related to the CARES Act provisions.
As of March 31, 2021, the Company had approximately $529.1 million in cash and cash equivalents.  While the Company expects COVID-19 to continue to negatively impact the results of operations, cash flows and financial position of the Company for some time into the future, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications and New Segment Presentation
Certain prior period amounts have been reclassified to conform to the 2021 presentation. In connection with the organization and leadership changes resulting in the realignment of its reportable segments as discussed above, the Company also determined that all selling, general and administrative expenses incurred by its reportable segments and by its corporate functions would be reported together as Selling, general and administrative expenses. Amounts presented in prior years as Corporate expenses have been reclassified as Selling, general and administrative expenses to conform to the current presentation.

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$529,134	$720,662
Restricted cash included in:
Other assets	524	525
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$529,658	$721,187
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have a material impact on the Company.
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of the Interbank Offered Rate Transition on Financial Reporting to provide optional relief from applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the future impact of adoption of this standard.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three months ended March 31, 2021 and 2020:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended March 31, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$358,536	$—	$—	$—	$358,536
Networks(2)	115,086	—	—	—	115,086
Sponsorship and Events(3)	22,393	—	—	—	22,393
Digital, excluding Podcast(4)	—	119,201	—	(1,894)	117,307
Podcast(5)	—	38,352	—	—	38,352
Audio & Media Services(6)	—	—	55,137	(1,861)	53,276
Other(7)	1,399	—	—	(167)	1,232
Total	497,414	157,553	55,137	(3,922)	706,182
Revenue from leases(8)	483	—	—	—	483
Revenue, total	$497,897	$157,553	$55,137	$(3,922)	$706,665

Three Months Ended March 31, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$461,660	$—	$—	$—	$461,660
Networks(2)	134,577	—	—	—	134,577
Sponsorship and Events(3)	29,348	—	—	—	29,348
Digital, excluding Podcast(4)	—	76,921	—	—	76,921
Podcast(5)	—	15,855	—	—	15,855
Audio & Media Services(6)	—	—	60,227	(1,811)	58,416
Other(7)	3,560	—	—	(167)	3,393
Total	629,145	92,776	60,227	(1,978)	780,170
Revenue from leases(8)	464	—	—	—	464
Revenue, total	$629,609	$92,776	$60,227	$(1,978)	$780,634

(1)Broadcast Radio revenue is generated through the sale of advertising time on the Company’s domestic radio stations.
(2)Networks revenue is generated through the sale of advertising on the Company’s Premiere and Total Traffic & Weather network programs and through the syndication of network programming to other media companies.
(3)Sponsorship and events revenue is generated through local events and major nationally-recognized tent pole events and include sponsorship and other advertising revenue, ticket sales, and licensing, as well as endorsement and appearance fees generated by on-air talent.
(4)Digital, excluding Podcast revenue is generated through the sale of streaming and display advertisements on digital platforms and through subscriptions to iHeartRadio streaming services.
(5)Podcast revenue is generated through the sale of advertising on the Company's podcast network.
(6)Audio & Media Services revenue is generated by services provided to broadcast industry participants through the Company’s Katz Media and RCS businesses. As a media representation firm, Katz Media generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast and webcast software and technology and services to radio stations, television music channels, cable companies, satellite music networks and Internet stations worldwide.
(7)Other revenue represents fees earned for miscellaneous services, including on-site promotions, activations, and local marketing agreements.
(8)Revenue from leases is primarily generated by the lease of towers to other media companies, which are all categorized as operating leases.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade and Barter
Trade and barter transactions represent the exchange of advertising spots for merchandise, services, advertising and promotion or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised to the customer. Trade and barter revenues and expenses, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Trade and barter revenues	$31,946	$52,678
Trade and barter expenses	27,998	54,998
The Company recognized barter revenue of $2.2 million and $5.0 million during the three months ended March 31, 2021 and 2020, respectively, in connection with investments made in companies in exchange for advertising services. The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2021	2020
Deferred revenue from contracts with customers:
Beginning balance(1)	$145,493	$162,068
Revenue recognized, included in beginning balance	(39,531)	(80,055)
Additions, net of revenue recognized during period, and other	59,379	93,308
Ending balance	$165,341	$175,321
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2021, the Company expects to recognize $260.0 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of March 31, 2021, the future lease payments to be received by the Company are as follows:

(In thousands)
2021	$1,301
2022	1,194
2023	1,141
2024	965
2025	784
Thereafter	11,175
Total	$16,560

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three months ended March 31, 2021, the Company recognized non-cash impairment charges of $37.7 million, including $28.8 million related to ROU assets, and $8.9 million related to leasehold improvements as a result of proactive decisions by management to abandon and sublease a number of operating leases in connection with strategic actions to streamline the Company’s real estate footprint as part of the Company’s modernization initiatives.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$29,951	30,613
Lease liabilities arising from obtaining right-of-use assets(1)	$8,276	$7,620

(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the three months ended March 31, 2021 and 2020, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $24.8 million and $24.1 million for the three months ended March 31, 2021 and three months ended March 31, 2020, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Acquisitions
On March 31, 2021, the Company acquired Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $228.4 million in cash. The assets acquired as part of this transaction consisted of $69.7 million in current and fixed assets, consisting primarily of accounts receivable and technology, and $190.7 million in intangible assets, consisting primarily of customer relationships, along with $167.4 million in goodwill (of which $6.9 million is tax-deductible). The Company also assumed liabilities of $32.0 million, consisting primarily of accounts payable and deferred tax liabilities. The assessment of fair value of assets acquired and liabilities assumed is preliminary and is based on information that was available to management at the time these consolidated financial statements were prepared. The finalization of the Company’s acquisition accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2021 and December 31, 2020, respectively:

(In thousands)	March 31, 2021	December 31, 2020
Land, buildings and improvements	$378,226	$386,980
Towers, transmitters and studio equipment	170,689	169,788
Computer equipment and software	457,279	398,084
Furniture and other equipment	45,644	45,711
Construction in progress	24,249	25,073
	1,076,087	1,025,636
Less: accumulated depreciation	250,879	213,934
Property, plant and equipment, net	$825,208	$811,702

Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment.
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. In addition, the Company tests for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. As a result of the COVID-19 pandemic and the economic downturn starting in March 2020, the Company performed an interim impairment test as of March 31, 2020 on its indefinite-lived FCC licenses, resulting in a non-cash impairment charge of $502.7 million on its FCC licenses.
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
The Company performed interim impairment tests as of March 31, 2020 on its other intangible assets as a result of the COVID-19 pandemic and economic slowdown. Based on the Company’s test of recoverability using estimated undiscounted future cash flows, the carrying values of the Company’s definite-lived intangible assets were determined to be recoverable, and no impairment was recognized.
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2021 and December 31, 2020, respectively:

(In thousands)	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,656,502	(328,818)	1,620,509	(286,066)
Talent and other contracts	377,100	(98,796)	375,900	(84,065)
Trademarks and tradenames	335,861	(62,645)	326,061	(54,358)
Other	7,651	(5,832)	31,351	(4,840)
Total	$2,377,114	$(496,091)	$2,353,821	$(429,329)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended March 31, 2021 and the three months ended March 31, 2020 was $66.3 million and $64.3 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2022	$258,413
2023	249,317
2024	247,860
2025	216,485
2026	204,474

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2019	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Acquisitions	44,606	—	44,606
Dispositions	(164)	—	(164)
Foreign currency	—	245	245
Balance as of December 31, 2020	$2,041,536	$104,399	$2,145,935

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	—	167,406	—	167,406
Foreign currency	—	—	(118)	(118)
Balance as of March 31, 2021	$1,462,217	$746,725	$104,281	$2,313,223

As a result of the leadership and organizational changes implemented in the first quarter 2021, as described in Note 1, Basis of Presentation, the Company re-evaluated its reporting units and allocated goodwill to these new reporting units. Refer to Note 9, Segment Data, for additional information on our segments. Goodwill was allocated to these new reporting units based on the relative fair values of these reporting units. Fair value was calculated using the expected present value of future cash flows, and included estimates, judgments and assumptions consistent with those of a market participant that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to long-term growth rates, expected profit margins and discount rates. The Company did not recast prior-period goodwill balances to the new reporting units as it was impractical to do so.
Goodwill Impairment
The Company performs its annual impairment test on goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.
As a result of the changes in the Company's management structure and its reportable segments effective at the beginning of 2021, the Company performed an interim impairment test on goodwill as of January 1, 2021. No impairment charges were recorded in the first quarter of 2021 in connection with the interim impairment test.
The Company performed an interim impairment test on goodwill in the first quarter of 2020 and recognized a non-cash impairment charge of $1.2 billion to reduce goodwill as a result of the COVID-19 pandemic and its adverse effect on the U.S. economy.
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of March 31, 2021 and December 31, 2020 consisted of the following:

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	March 31, 2021	December 31, 2020
Term Loan Facility due 2026	$2,075,005	$2,080,259
Incremental Term Loan Facility due 2026	446,625	447,750
Asset-based Revolving Credit Facility due 2023(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	22,169	22,753
Total consolidated secured debt	4,593,799	4,600,762

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	270	6,782
Original issue discount	(18,020)	(18,817)
Long-term debt fees	(21,063)	(21,797)
Total debt	6,004,986	6,016,930
Less: Current portion	28,628	34,775
Total long-term debt	$5,976,358	$5,982,155
(1)As of March 31, 2021, the senior secured asset-based revolving credit facility (the “ABL Facility”) had a borrowing base of $348.5 million, no outstanding borrowings and $32.1 million of outstanding letters of credit, resulting in $316.4 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of March 31, 2021, approximately $178 million was available to be drawn upon under the ABL Facility.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2022 through 2045.

The Company’s weighted average interest rate was 5.4% and 5.5% as of March 31, 2021 and December 31, 2020, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $6.2 billion as of March 31, 2021 and December 31, 2020. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Under the terms of the Term Loan Facility Credit Agreement, iHeartCommunications, Inc. ("iHeartCommunications") made quarterly payments of $6.4 million and $5.25 million during the three months ended March 31, 2021 and 2020, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Mandatorily Redeemable Preferred Stock
As previously disclosed, on March 14, 2018, the Company, iHeartCommunications and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). On April 28, 2018, the Company and the other Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement with the Bankruptcy Court. On January 22, 2019, the Plan of Reorganization was confirmed by the Bankruptcy Court.
On May 1, 2019 (the “Effective Date”), in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of March 31, 2021, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. As further described below, the iHeart Operations Preferred Stock is mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the three months ended March 31, 2021 and 2020 the Company recognized $2.4 million and $1.8 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock.
Other than as set forth below, iHeart Operations may not redeem the iHeart Operations Preferred Stock at its option prior to the third anniversary of the issue date of the iHeart Operations Preferred Stock. Upon consummation of certain equity offerings, iHeart Operations may, at its option, redeem all or a part of the iHeart Operations Preferred Stock for the liquidation preference plus a make-whole premium. At any time on or after the third anniversary of the issue date, May, 1, 2022, the iHeart Operations Preferred Stock may be redeemed at the option of iHeart Operations, in whole or in part, for cash at a redemption price equal to the liquidation preference per share.
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
Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2021, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $8.3 million and $32.5 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial/contract disputes; defamation matters; employment and benefits related claims; intellectual property claims; real estate maters; governmental investigations; and tax disputes.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Alien Ownership Restrictions and FCC Petitions for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. Under the Plan of Reorganization, the Company committed to file a petition for declaratory relief (the “PDR”) requesting the FCC to permit the Company to be up to 100% foreign-owned.
On November 5, 2020, the FCC issued a declaratory ruling granting the relief requested by the PDR (the “Declaratory Ruling”), subject to certain conditions, as described further in Note 8, Stockholder's Equity below.
On November 9, 2020, the Company notified the holders of Special Warrants of the commencement of an exchange process (the “Exchange Notice”). On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules (the “Exchange”). Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. See “Item 1. Business – Regulation of Our Business, Alien Ownership Restrictions” and “Item 1A. Risk Factors - Regulatory, Legislative and Litigation Risks, Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock without FCC approval” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
On March 8, 2021, the Company filed a remedial petition for declaratory ruling (the “Remedial PDR”) with the FCC. The Remedial PDR relates to the acquisition by Global Media & Entertainment Ltd (f/k/a Honeycomb Investments Limited) (“Global Investments”) of the Company’s Class A Common Stock. Specifically, on February 5, 2021, Global Investments, The Global Media & Entertainment Investments Trust (the “GMEI Trust”), James Hill (as trustee of the GMEI Trust), Simon Groom (as trustee of the GMEI Trust) and Michael Tabor (as beneficiary of the GMEI Trust) (together with Global Investments and any affiliates or third parties to whom they may assign or transfer any of their rights or interests, the “GMEI Investors”) filed a Schedule 13D with the SEC, in which the GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, representing approximately 8.7% of the Company’s outstanding Class A Common Stock. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the Declaratory Ruling issued by the FCC relating to the Company’s foreign ownership on November 5, 2020, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the GMEI Investors and (b) advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 9.99%. The Remedial PDR remains pending before the FCC.
Tax Matters Agreement
On the Effective Date, the Company emerged from Chapter 11 and effectuated a series of transactions through which Clear Channel Outdoor Holdings, Inc. ("CCOH"), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “Separation”).
In connection with the Separation, the Company entered into the Tax Matters Agreement by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc., CCH, CCOH and Clear Channel Outdoor, Inc., to allocate the responsibility of iHeartMedia and its subsidiaries, on the one hand, and CCOH and its subsidiaries, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.
The Tax Matters Agreement requires that iHeartMedia and iHeartCommunications indemnify CCOH and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against certain tax claims related to the Separation. In addition, the Tax Matters Agreement requires that CCOH indemnify iHeartMedia for certain income taxes paid by iHeartMedia on behalf of CCOH and its subsidiaries.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7 – INCOME TAXES
On March 11, 2021 the President signed into law the American Rescue Plan Act, which included provisions on taxes, health care, unemployment benefits, direct payments, state and local funding and other issues. The tax provisions will not have a material impact on the Company’s tax provision calculations.

The Company’s income tax benefit (expense) for the three months ended March 31, 2021 and the three months ended March 31, 2020 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2021	2020
Current tax expense	$(1,589)	$(1,705)
Deferred tax benefit (expense)	(78,346)	152,216
Income tax benefit (expense)	$(79,935)	$150,511

The effective tax rate for the Company for the three months ended March 31, 2021 was (49.3)%. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by the deferred tax expense recorded for the valuation allowance against certain deferred tax assets for disallowed interest expense and net operating loss carryforwards due to the uncertainty of the Company’s ability to utilize those assets in future periods.

The effective tax rate for the three months ended March 31, 2020 was 8.2%. The effective tax rate for the period was primarily impacted by the impairment charges to non-deductible goodwill. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

NOTE 8 – STOCKHOLDER'S EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan, the Company has granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.
Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $5.7 million and $4.6 million for the Company for three months ended March 31, 2021 and the three months ended March 31, 2020, respectively.
In August 2020, the Company issued performance-based restricted stock units ("Performance RSUs") to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the three months ended March 31, 2021, the Company recognized $0.5 million in relation to these Performance RSUs.
As of March 31, 2021, there was $48.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.6 years. In addition, as of March 31, 2021, there was $1.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on certain performance conditions.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of March 31, 2021:

March 31, 2021
(Unaudited)
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	112,033,028
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	29,070,192
Special Warrants	5,379,822
Total Class A Common Stock, Class B Common Stock and Special Warrants issued	146,483,042
During the three months ended March 31, 2021, stockholders converted 154,045 shares of the Class B common stock into Class A common stock. During the three months ended March 31, 2020, stockholders converted 5,915 shares of the Class B common stock into Class A common stock.
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock, (b) more than 22.5 percent of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the  Company exceeding any other applicable foreign ownership threshold or (d) violation of any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.  The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest.  As described further in Note 6 above, on July 25, 2019, the Company filed a PDR requesting FCC consent to exceed the 25 percent foreign ownership and voting benchmarks that currently apply to us. On November 5, 2020, the FCC issued the Declaratory Ruling granting the relief requested by the PDR.
On November 9, 2020, the Company sent Exchange Notices to the holders of Special Warrants, notifying them of the Exchange process. On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. See "Part II, Item 1A. Risk Factors - Regulatory, Legislative and Litigation Risks, Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock without FCC approval" of this Quarterly Report on Form 10-Q and "Part I, Item 1. Business – Regulation of Our Business, Alien Ownership Restrictions" of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
During the three months ended March 31, 2021, stockholders exercised 47,121,747 Special Warrants for an equivalent number of shares of Class A common stock. During the three months ended March 31, 2021, stockholders exercised 22,337,312 Special Warrants for an equivalent number of shares of Class B common stock. During the three months ended March 31, 2020, stockholders exercised 2,126,591 Special Warrants for an equivalent number of shares of Class A common stock. During the three months ended March 31, 2020, stockholders exercised 616 Special Warrants for an equivalent number of shares of Class B common stock.

As further described in Note 6, Commitments and Contingencies above, on March 8, 2021, the Company’s Board of Directors (the “Board”) resolved to take certain actions to limit the rights of the GMEI Investors in connection with the Company’s pending Remedial PDR and in order to implement certain conditions required by the FCC. Such actions, included, but are not limited to, suspending all voting rights of GMEI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5% of the equity and/or voting interests of the Company.

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

Under the Stockholder Rights Plan, subject to certain exceptions, the rights were generally be exercisable only if, in a transaction not approved by the Board, a person or group acquired beneficial ownership of 10% or more of the Company’s Class A common stock (or 20% in the case of certain passive investors), including through such person’s ownership of the convertible Class B common stock and/or special warrants, as further detailed in the Stockholder Rights Plan. In that situation, each holder of a right (other than the acquiring person or group) had the right to purchase, upon payment of the exercise price, a number of shares of the Company’s Class A common stock, Class B common stock or special warrants, as applicable, having a market value of twice such price. In addition, the Stockholder Rights Plan contained a similar provision if the Company was acquired in a merger or other business combination after an acquiring person acquires beneficial ownership of 10% or more of the Company’s Class A common stock (or 20% in the case of certain passive investors).

The Stockholder Rights Plan expired in accordance with its terms on May 5, 2021 and the rights are no longer outstanding.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended March 31,
	2021	2020
NUMERATOR:
Net loss attributable to the Company – common shares	$(241,723)	$(1,688,736)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	146,214	145,614
Stock options and restricted stock(2):	—	—
Weighted average common shares outstanding - diluted	146,214	145,614

Net loss attributable to the Company per common share:
Basic	$(1.65)	$(11.60)
Diluted	$(1.65)	$(11.60)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three months ended March 31, 2021 and three months ended March 31, 2020.
(2) Outstanding equity awards representing 10.7 million and 8.2 million shares of Class A common stock of the Company for the three months ended March 31, 2021 and the three months ended March 31, 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 9 – SEGMENT DATA
As discussed in Note 1, in connection with certain leadership and organizational changes implemented in the first quarter 2021, the Company revised its segment reporting as of January 1, 2021. The corresponding current and prior period segment disclosures were recast to reflect the current segment presentation. Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.
The Company’s primary businesses are included in its Multiplatform Group and Digital Audio Group segments. Revenue and expenses earned and charged between Multiplatform Group, Digital Audio Group, Corporate and the Company's Audio & Media Services Group are eliminated in consolidation.  The Multiplatform Group provides media and entertainment services via broadcast delivery and also includes the Company’s events and national syndication businesses. The Digital Audio Group provides media and entertainment services via digital delivery.  The Audio & Media Services Group provides other audio and media services, including the Company’s media representation business (Katz Media) and its provider of scheduling and broadcast software (RCS).  Corporate includes infrastructure and support, including executive, information technology, human resources, legal, finance and administrative functions for the Company’s businesses. Share-based payments are recorded in Selling, general and administrative expense.
The following tables present the Company's segment results for the Company for the three months ended March 31, 2021 and 2020:

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2021
Revenue	$497,897	$157,553	$55,137	$—	$(3,922)	$706,665
Operating expenses(1)	393,106	117,542	39,788	57,904	(3,922)	604,418
Adjusted EBITDA(2)	$104,791	$40,011	$15,349	$(57,904)	$—	$102,247
Depreciation and amortization						(107,363)
Impairment charges						(37,744)
Other operating expense, net						(2,771)
Restructuring expenses						(25,040)
Share-based compensation expense						(5,685)
Operating loss						$(76,356)

Intersegment revenues	$167	$1,894	$1,861	$—	$—	$3,922
Capital expenditures	$10,069	$5,425	$1,047	$2,409	$—	$18,950
Share-based compensation expense	$—	$—	$—	$5,685	$—	$5,685

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2020
Revenue	$629,609	$92,776	$60,227	$—	$(1,978)	$780,634
Operating expenses(1)	478,004	76,182	42,527	45,560	(1,978)	640,295
Adjusted EBITDA(2)	$151,605	$16,594	$17,700	$(45,560)	$—	$140,339
Depreciation and amortization						(96,768)
Impairment charges						(1,727,857)
Other operating expense, net						(1,066)
Restructuring expenses						(40,802)
Share-based compensation expense						(4,625)
Operating loss						$(1,730,779)

Intersegment revenues	$167	$—	$1,811	$—	$—	$1,978
Capital expenditures	$13,257	$3,574	$662	$4,171	$—	$21,664
Share-based compensation expense	$—	$—	$—	$4,625	$—	$4,625
(1) Consolidated operating expenses consist of Direct operating expenses and Selling, general and administrative expenses and exclude Restructuring expenses, share-based compensation expenses and depreciation and amortization.
(2) For a definition of Adjusted EBITDA and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Loss to Adjusted EBITDA" and "Reconciliation of Net Loss to EBITDA and Adjusted EBITDA" in Item 2 of this Quarterly Report on Form 10-Q. Beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment.

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
Beginning on January 1, 2021, we began reporting based on three reportable segments:
▪the iHeartMedia Multiplatform Group, which includes our Broadcast radio, Networks and Sponsorships and Events businesses;
▪the iHeartMedia Digital Audio Group, which includes our Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), our full-service media representation business, and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software and services.
These reporting segments reflect how senior management operates the Company, align with certain leadership and organizational changes implemented in the first quarter of 2021 and provide improved visibility into the underlying performances, results, and margin profiles of our distinct businesses.
Additionally, beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding Restructuring expenses (as defined below) and share-based compensation expenses.
Over the past ten years, we have transitioned our business from a single platform radio broadcast operator to a company with multiple platforms including podcasting, networks and live events. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe the presentation of our results by segment provides additional insight into our broadcast radio business and our fast-growing digital business. We believe that our ability to generate cash flow from operations from our business initiatives and our current cash on hand will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next 12 months.
Description of our Business
Our strategy centers on delivering entertaining and informative content where our listeners want to find us across our Multiplatform Group, including broadcast and events, and our Digital Audio Group, including podcasting and streaming services. The primary source of revenue for our Multiplatform Group is from selling local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We work closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. Our Multiplatform Group also generates revenue from network syndication, nationally recognized events and other miscellaneous transactions. Through our Digital Audio Group, we continue to expand the choices for listeners and we derive revenue by delivering our content and selling advertising across multiple digital distribution channels, including via our iHeartRadio mobile application, our station websites and other digital platforms which reach national, regional and local audiences. Audio & Media Services Group revenue is generated by services provided to broadcast industry participants through our Katz Media and RCS businesses. As a media representation firm, Katz Media generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast and webcast software and technology and services to radio stations, television music channels, cable companies, satellite music networks and Internet stations worldwide.
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  A recession or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue. As a result of the impact of the coronavirus pandemic (“COVID-19”) and the resulting impact on the U.S. economy, our revenue for the three months ended March 31, 2021 has declined compared to the first quarter of 2020. Beginning in March 2020 and continuing in the following months, we saw a sharp decline in each of our Broadcast radio, Networks and Sponsorships revenue streams. Although revenue increased substantially from the second quarter of 2020 to the third and fourth quarters of 2020 and the first quarter of 2021, we have continued to experience year-over-year declines during these quarters in the Broadcast radio, Networks and Sponsorships revenue streams of our Multiplatform Group. Our Digital Audio Group revenues, including podcasting, have continued to grow each quarter year-over-year during the COVID-19 pandemic.
As the business environment continues to build positive momentum, we expect that the traditional promotional use of radio to be a strong benefit to us. As businesses continue to recover, we believe that we are advantaged by our unparalleled reach and the live and local trusted voices that advertisers need to get their messages out quickly.
In January 2020, we announced key modernization initiatives designed to take advantage of the significant investments that the Company has made in new technologies to build an improved operating infrastructure to upgrade products and deliver incremental cost efficiencies. This modernization is a multi-pronged set of strategic initiatives that we believe positions the Company for sustainable long-term growth, margin expansion, and value creation for stockholders.
As we had targeted, our investments in modernization delivered approximately $50 million of in-year savings in 2020, and we remain on track to deliver annualized run-rate cost savings of approximately $100 million by mid-year 2021.
In April 2020, we announced approximately $200 million of incremental in-year operating-expense-saving initiatives in response to the weaker economic environment caused by the COVID-19 pandemic. As previously announced, the Company has implemented plans to make the majority of these savings permanent. For more information, please see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
Impairment Charges
As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related structural lease expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the three months ended March 31, 2021, we recognized non-cash impairment charges of $37.7 million as a result of these cost-savings initiatives.
As a result of the changes in the Company's management structure and its reportable segments, we were required to perform interim impairment tests on goodwill as of January 1, 2021. No impairment charges were recorded in the first quarter of 2021 in connection with the interim impairment test.
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

Executive Summary
Although we believe economic conditions are improving, our results for the first quarter of 2021 continued to be impacted by the weaker economic conditions as a result of the COVID-19 pandemic. While Digital revenue, including podcasting, continued to grow year-over-year, our other revenue streams, including broadcast radio, networks and sponsorship and events declined in the first quarter of 2021 compared to the first quarter of 2020. The year-over-year percentage decline for the first quarter of 2021 is less than the period-over-period declines experienced during 2020, and consolidated revenue for the month of March 2021 grew compared to March 2020. The extent of the economic downturn and the timing of recovery, as well as the future impact on our operations, are subject to significant uncertainty.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $706.7 million decreased 9.5% during the quarter ended March 31, 2021 compared to Revenue of $780.6 million in the prior year's first quarter.
•Revenue and Adjusted EBITDA from our Multiplatform Group decreased 20.9% and 30.9% compared to the prior year's first quarter.
•Revenue and Adjusted EBITDA from our Digital Audio Group increased 69.8% and 141.1% compared to the prior year's first quarter.
•Revenue and Adjusted EBITDA from our Audio & Media Services Group decreased 8.5% and 13.3% compared to the prior year's first quarter.
•Operating loss of $76.4 million was down from $1,730.8 million in the prior year’s quarter due to impairment charges of $1,727.9 million recognized in the first quarter of 2020.
•Net loss of $242.1 million decreased from $1,688.7 million in the prior year's quarter.
•Adjusted EBITDA(1) of $102.2 million, was down from $140.3 million compared to prior year's quarter.
•Cash flows provided by operating activities of $71.7 million decreased from Cash flows provided by operating activities of $91.5 million in the prior year's quarter.
•Free cash flow(2) from operations of $52.8 million decreased from $69.9 million in the prior year's quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,		%
	2021	2020	Change
Revenue	$706,665	$780,634	(9.5)%
Operating loss	$(76,356)	$(1,730,779)	NM
Net loss	$(242,056)	$(1,688,736)	NM
Cash provided by operating activities	$71,728	$91,540	(21.6)%

Adjusted EBITDA(1)	$102,247	$140,339	(27.1)%
Free cash flow from operations(2)	$52,778	$69,876	(24.5)%
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Loss to Adjusted EBITDA" and "Reconciliation of Net Loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow from operations and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow from operations” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2021	2020
Revenue	$706,665	$780,634
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	292,813	293,921
Selling, general and administrative expenses (excludes depreciation and amortization)	342,330	391,801
Depreciation and amortization	107,363	96,768
Impairment charges	37,744	1,727,857
Other operating expense, net	2,771	1,066
Operating loss	(76,356)	(1,730,779)
Interest expense, net	85,121	90,089
Gain (loss) on investments, net	191	(9,955)
Equity in loss of nonconsolidated affiliates	(28)	(564)
Other expense, net	(807)	(7,860)
Loss before income taxes	(162,121)	(1,839,247)
Income tax benefit (expense)	(79,935)	150,511
Net loss	(242,056)	(1,688,736)
Less amount attributable to noncontrolling interest	(333)	—
Net loss attributable to the Company	$(241,723)	$(1,688,736)

The tables below present the comparison of our revenue streams for the periods presented:

(In thousands)	Three Months Ended March 31,		%
	2021	2020	Change
Broadcast Radio	$358,536	$461,660	(22.3)%
Networks	115,086	134,577	(14.5)%
Sponsorship and Events	22,393	29,348	(23.7)%
Other	1,882	4,024	(53.2)%
Multiplatform Group	497,897	629,609	(20.9)%
Digital, excluding Podcast	119,201	76,921	55.0%
Podcast	38,352	15,855	141.9%
Digital Audio Group	157,553	92,776	69.8%
Audio & Media Services Group	55,137	60,227	(8.5)%
Eliminations	(3,922)	(1,978)
Revenue, total	$706,665	$780,634	(9.5)%

Consolidated results for the three months ended March 31, 2021 compared to the consolidated results for the three months ended March 31, 2020 were as follows:

Revenue
Consolidated Revenue decreased $74.0 million during the three months ended March 31, 2021 compared to the same period of 2020. The decrease in Consolidated revenue is attributable to the macroeconomic effects of COVID-19, which began to unfold into a global pandemic in early March 2020, resulting in a significant economic downturn due to the shut-down of non-essential businesses and shelter-in-place orders. The impact continued through 2020 and the first quarter of 2021, resulting in revenue declines impacting most of our revenue streams primarily as a result of a decrease in broadcast radio advertising spend. Multiplatform revenue decreased $131.7 million, primarily resulting from a decrease in Broadcast revenue. Digital Audio revenue increased $64.8 million, driven primarily by increased demand for digital advertising, as well as continued growth in podcasting. Audio & Media Services revenue decreased $5.1 million primarily due to a $5.4 million decrease in political revenue as a result of 2020 being a presidential election year.

Direct Operating Expenses
Consolidated direct operating expenses decreased $1.1 million during the three months ended March 31, 2021 compared to the same period of 2020. The decrease in Consolidated direct operating expenses was driven primarily by lower employee compensation expenses resulting from our modernization initiatives and cost reduction initiatives. In addition, variable operating expenses, including music license and performance royalty fees, decreased in relation to lower revenue recognized during the period. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic. The decrease in Consolidated direct operating expenses was partially offset by higher variable digital costs, resulting from an increase in digital revenue.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $49.5 million during the three months ended March 31, 2021 compared to the same period of 2020. The decrease in Consolidated SG&A expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives, along with lower sales commissions, which were impacted by the decrease in revenue. Trade and barter expenses also decreased primarily as a result of the cancellation / postponement of events, in addition to lower travel and entertainment expenses resulting from operating-expense-saving initiatives put into place in response to the COVID-19 pandemic. These decreases, which primarily impacted our Multiplatform Group, were partially offset by higher expenses for our Digital Audio Group and other increases compared to the first quarter of 2020 including higher variable compensation across our businesses and corporate functions.

Depreciation and Amortization
Depreciation and amortization increased $10.6 million during the three months ended March 31, 2021 compared to the same period of 2020, primarily as a result of accelerated amortization of certain intangible assets and accelerated depreciation related to leasehold improvements related to our cost-saving initiatives, as well as higher depreciation resulting from our investments in IT infrastructure and amortization recognized on intangible assets of businesses acquired in 2020.
Impairment Charges
As part of our operating-expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. For the three months ended March 31, 2021, we recognized non-cash impairment charges of $37.7 million as a result of these cost-savings initiatives.

We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. As discussed above, as a result of the changes in the Company's management structure and its reportable segments, we performed an interim impairment test on goodwill as of January 1, 2021. No impairment charges were recorded in the first quarter of 2021 in connection with the interim impairment test.

In the three months ended March 31, 2020, we recognized non-cash impairment charges to our indefinite-lived intangible assets and goodwill of $1.7 billion as a result of the adverse effects caused by the COVID-19 pandemic on estimated future cash flows.

Other Operating Expense, Net
Other operating expense, net of $2.8 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, relate to net losses recognized on asset disposals.
Interest Expense
Interest expense decreased $5.0 million during the three months ended March 31, 2021 compared to the same period of 2020, primarily as a result of the impact of lower LIBOR rates.

Gain (Loss) on Investments, Net
During the three months ended March 31, 2021 and 2020, we recognized a gain on investments, net of $0.2 million and a loss on investments of $10.0 million, respectively. The loss on investments, net recognized during the three months ended March 31, 2020 was primarily in connection with estimated credit losses and declines in the value of our investments.

Other Income (Expense), Net
Other expense, net was $0.8 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively. Other expense, net for the three months ended March 31, 2020 related primarily to costs incurred to amend our Term Loan Facility and professional fees incurred.

Income Tax Benefit (Expense)

The effective tax rate for the Company for the three months ended March 31, 2021 was (49.3)%. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by the deferred tax expense recorded for the valuation allowance against certain deferred tax assets for disallowed interest expense and net operating loss carryforwards due to the uncertainty of the Company’s ability to utilize those assets in future periods.

The effective tax rate for the three months ended March 31, 2020 was 8.2%. The effective tax rate for the period was primarily impacted by the impairment charges discussed above. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company decreased $1,447.0 million to $241.7 million during the three months ended March 31, 2021 compared to Net loss attributable to the Company of $1,688.7 million during the three months ended March 31, 2020, primarily as a result of the impairment charge recognized during the first quarter of 2020.

First Quarter 2021 Multiplatform Group Results

(In thousands)	Three Months Ended March 31,
	2021	2020	% Change
Revenue	$497,897	$629,609	(20.9)%
Operating expenses(1)	393,106	478,004	(17.8)%
Segment Adjusted EBITDA	$104,791	$151,605	(30.9)%
Segment Adjusted EBITDA margin	21.0%	24.1%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group decreased 20.9% compared to the comparative period in prior year, primarily as a result of the negative impact of the COVID-19 pandemic on our traditional radio business. Broadcast revenue declined 22.3% year-over-year, while Networks declined 14.5% year-over-year. Revenue from Sponsorship and Events decreased by 23.7% year-over-year, primarily as a result of the postponement or cancellations of events in response to the COVID-19 pandemic. However, we continue to see sequential recovery from the low-point in 2020. Revenue for the Multiplatform Group was down 4.6% in March 2021 compared to the same month in the prior year.

Operating expenses decreased 17.8%, driven primarily by lower employee compensation expenses resulting from our modernization and cost-reduction initiatives. In addition, variable operating expenses, including music license fees, sales commissions and trade and barter expenses, decreased in relation to lower revenue recognized during the period. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic.
First Quarter 2021 Digital Audio Group Results

(In thousands)	Three Months Ended March 31,
	2021	2020	% Change
Revenue	$157,553	$92,776	69.8%
Operating expenses(1)	117,542	76,182	54.3%
Segment Adjusted EBITDA	$40,011	$16,594	141.1%
Segment Adjusted EBITDA margin	25.4%	17.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased 69.8% compared to the comparative period in the prior year, led by continued growth in Podcast, which increased by 141.9% year-over-year. Digital, excluding Podcast revenue grew 55.0%, driven by increased demand for digital advertising. Digital revenues increased as a result of general increased demand for digital advertising, the continued addition of premium content to our industry-leading podcast business, our improving ability to monetize our digital audiences and inventory, as well as a general improvement to the macroeconomic environment.

Operating expenses increased 54.3%, in connection with our Digital Audio Group’s significant revenue growth, including the impact of variable content and talent costs and third-party digital costs due to higher revenue, as well as increased content and production costs primarily resulting from the development of new podcasts. In addition, operating expenses increased due to additional headcount resulting from recent acquisitions, as well as higher variable compensation expenses including sales commissions and bonus arrangements.
First Quarter 2021 Audio & Media Services Group Results

(In thousands)	Three Months Ended March 31,
	2021	2020	% Change
Revenue	$55,137	$60,227	(8.5)%
Operating expenses(1)	39,788	42,527	(6.4)%
Segment Adjusted EBITDA	$15,349	$17,700	(13.3)%
Segment Adjusted EBITDA margin	27.8%	29.4%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group decreased 8.5% compared to the comparative period in prior year, as a result of the presidential election in the prior year, which significantly impacted revenue from our Katz business.

Operating expenses decreased 6.4% driven primarily by lower employee compensation expenses resulting from our modernization and cost-reduction initiatives. In addition, variable operating expenses, including sales commissions, decreased in relation to lower revenue recognized during the period.

Reconciliation of Operating Loss to Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2021	2020
Operating loss	$(76,356)	$(1,730,779)
Depreciation and amortization	107,363	96,768
Impairment charges	37,744	1,727,857
Other operating expense, net	2,771	1,066
Share-based compensation expense	5,685	4,625
Restructuring expenses	25,040	40,802
Adjusted EBITDA(1)	$102,247	$140,339

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2021	2020
Net loss	$(242,056)	$(1,688,736)
Income tax (benefit) expense	79,935	(150,511)
Interest expense, net	85,121	90,089
Depreciation and amortization	107,363	96,768
EBITDA	$30,363	$(1,652,390)
Loss (Gain) on investments, net	(191)	9,955
Other expense, net	807	7,860
Equity in loss of nonconsolidated affiliates	28	564
Impairment charges	37,744	1,727,857
Other operating expense, net	2,771	1,066
Share-based compensation expense	5,685	4,625
Restructuring expenses	25,040	40,802
Adjusted EBITDA(1)	$102,247	$140,339

(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense (income), net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude Income tax (benefit) expense, Interest expense (income), net, Depreciation and amortization, (Gain) Loss on investments, net, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense (income), net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash Provided by Operating Activities to Free Cash Flow from Operations

(In thousands)	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$71,728	$91,540
Purchases of property, plant and equipment	(18,950)	(21,664)
Free cash flow from operations(1)	$52,778	$69,876

(1)We define Free cash flow from operations ("Free Cash Flow") as Cash provided by operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.

Share-Based Compensation Expense
Historically, we had granted restricted shares of the Company's Class A common stock to certain key individuals.
Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), we granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, our 2021 Long-Term Incentive Award Plan was approved by stockholders and replaced the 2019 Plan.
Share-based compensation expenses are recorded in SG&A expenses and were $5.7 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, there was $48.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.6 years. In addition, as of March 31, 2021, there was $1.1 million of unrecognized compensation costs related to unvested share-based compensation arrangements that will vest based on performance conditions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Three Months Ended March 31,
	2021	2020
Cash provided by (used for):
Operating activities	$71,728	91,540
Investing activities	$(249,324)	$(31,800)
Financing activities	$(13,811)	$187,283
Free Cash Flow(1)	$52,778	$69,876

(1) For a definition of Free cash flow from operations and a reconciliation to Cash provided by operating activities from operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from operations to Free cash flow from operations” in this MD&A.
Operating Activities
Cash provided by operating activities decreased from $91.5 million in the three months ended March 31, 2020 to $71.7 million in the three months ended March 31, 2021 primarily as a result of a decrease in Revenue driven by the decline in advertising spend resulting from the economic slow-down impacted by the COVID-19 pandemic. The decrease was offset by changes in working capital balances, particularly accrued expenses, which was impacted by the timing of payments.

Investing Activities

Cash used for investing activities of $249.3 million during the three months ended March 31, 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.4 million. In addition, $19.0 million in cash was used for capital expenditures. We spent $10.1 million for capital expenditures in our Multiplatform Group segment and $5.4 million for capital expenditures in our Digital Audio Group segment primarily related to IT infrastructure, $1.1 million in our Audio & Media Services Group segment, primarily related to software and $2.4 million in Corporate primarily related to equipment and software purchases.
Cash used for investing activities of $31.8 million during the three months ended March 31, 2020 primarily reflects $21.7 million in cash used for capital expenditures. We spent $13.3 million for capital expenditures in our Multiplatform Group segment primarily related to IT infrastructure, $3.5 million in our Digital Audio Group segment primarily related to investments in our digital platform, $0.7 million in our Audio & Media Services Group segment, primarily related to acquired software and $4.2 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities of $13.8 million during the three months ended March 31, 2021 primarily resulted from required quarterly principal payments made on the Term Loan Facility and repayment of a subsidiary note payable.
Cash provided by financing activities of $187.3 million during the three months ended March 31, 2020 primarily resulted from a $350.0 million draw on our ABL Facility, partially offset by a $150.0 million prepayment on our Term Loan Facility.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $529.1 million as of March 31, 2021, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. As of March 31, 2021, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $348.5 million and $32.1 million in outstanding letters of credit, resulting in $316.4 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of March 31, 2021, approximately $178 million was available to be drawn upon under the ABL Facility. Together with our cash balance of $529.1 million as of March 31, 2021 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $707 million.

We continue to evaluate the full extent of COVID-19’s impact on our business. While the challenges that COVID-19 has created for advertisers and consumers have had a significant impact on our revenue for the three months ended March 31, 2021 and have created a business outlook that is less clear in the near term, we believe that we have sufficient liquidity to continue to fund our operations.

We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations and other obligations. We anticipate that we will have approximately $254 million of cash interest payments in the remainder of 2021.

Over the past several years, we have transitioned our business from a single-platform radio broadcast operator to a company with multiple platforms, including digital, podcasting, networks and live and virtual events. In January 2020, we announced key modernization initiatives designed to take advantage of the significant investments that we have made in new technologies to build an improved operating infrastructure to upgrade products and deliver incremental cost efficiencies. This modernization is a multi-pronged set of strategic initiatives that we believe positions the Company for sustainable long-term growth, margin expansion, and value creation for stockholders.

As we had targeted, our investments in modernization delivered approximately $50 million of in-year savings in 2020, and we remain on track to deliver annualized run-rate cost savings of approximately $100 million by mid-year 2021.

In April 2020, we announced approximately $200 million of incremental in-year operating-expense-saving initiatives in response to the weaker economic environment caused by the COVID-19 pandemic. As previously announced, we have implemented plans to make the majority of these savings permanent.

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

We frequently evaluate strategic opportunities, and we expect from time to time to pursue acquisitions or dispose of certain businesses, which may or may not be material. For example, on March 31, 2021, we used a portion of our cash on hand to acquire Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $228.4 million in cash, excluding transaction costs, which we believe will be a transaction accretive to stockholder value.
1 Total available liquidity is defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

Tax Matters Agreement
In connection with the separation (the "Separation") of Clear Channel Outdoor Holdings, Inc. ("CCOH") as part of the Company's plan of reorganization (the "Plan of Reorganization") for emergence from Chapter 11 bankruptcy, we entered into the Tax Matters Agreement by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc., Clear Channel Holdings, Inc., CCOH and Clear Channel Outdoor, Inc., to allocate the responsibility of iHeartMedia and its subsidiaries, on the one hand, and CCOH and its subsidiaries, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.
The Tax Matters Agreement requires that iHeartMedia and iHeartCommunications indemnify CCOH and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against certain tax claims related to the Separation. In addition, the Tax Matters Agreement requires that CCOH indemnify iHeartMedia for certain income taxes paid by iHeartMedia on behalf of CCOH and its subsidiaries.
Summary Debt Capital Structure
As of March 31, 2021 and December 31, 2020, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2021	December 31, 2020
Term Loan Facility due 2026	$2,075.0	$2,080.3
Incremental Term Loan Facility due 2026	446.6	447.8
Asset-based Revolving Credit Facility due 2023	—	—
6.375% Senior Secured Notes due 2026	800.0	800.0
5.25% Senior Secured Notes due 2027	750.0	750.0
4.75% Senior Secured Notes due 2028	500.0	500.0
Other Secured Subsidiary Debt	22.2	22.7
Total Secured Debt	4,593.8	4,600.8

8.375% Senior Unsecured Notes due 2027	1,450.0	1,450.0
Other Subsidiary Debt	0.3	6.7
Purchase accounting adjustments and original issue discount	(18.0)	(18.8)
Long-term debt fees	(21.1)	(21.8)
Total Debt	6,005.0	6,016.9
Less: Cash and cash equivalents	529.1	720.7
	$5,475.9	$5,296.2
For additional information regarding our debt refer to Note 5, Long-Term Debt.

Exchange of Special Warrants
On July 25, 2019, the Company filed a petition for declaratory ruling ("PDR") with the Federal Communications Commission (the "FCC") to permit up to 100% of the Company’s voting stock to be owned by non-U.S. individuals and entities. On November 5, 2020, the FCC issued a declaratory ruling granting the relief requested by the PDR (the "Declaratory Ruling"), subject to certain conditions set forth in the Declaratory Ruling.
On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into 45,133,811 shares of iHeartMedia Class A common stock, the Company’s publicly traded equity, and 22,337,312 Class B common stock in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company's remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. There were 111,841,698 shares of Class A common stock, 29,065,297 shares of Class B common stock and 5,373,519 Special Warrants outstanding on May 3, 2021.

Supplemental Financial Information under Debt Agreements and Certificate of Designation Governing the iHeart Operations Preferred Stock
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three months ended March 31, 2021, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
    According to the certificate of designation governing the iHeart Operations Preferred Stock, iHeart Operations is required to provide certain supplemental financial information of iHeart Operations in comparison to the Company and its consolidated subsidiaries.  iHeart Operations and its subsidiaries comprised 87.3% of the Company's consolidated assets as of March 31, 2021. For the three months ended March 31, 2021, iHeart Operations and its subsidiaries comprised 84.9% of the Company's consolidated revenue.
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
SEASONALITY
Typically, our businesses experience their lowest financial performance in the first quarter of the calendar year. We expect this trend to continue in the future. Due to this seasonality and certain other factors, the results for the interim periods may not be indicative of results for the full year.  In addition, our Multiplatform Group and our Audio & Media Services Group are impacted by political cycles and generally experience higher revenues in congressional election years, and particularly in presidential election years. This cyclicality may affect comparability of results between years.
MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates and inflation.
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2021, approximately 42% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2021 would have changed by $0.4 million.
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
Inflation
Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations in our Multiplatform operations.

Critical Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. There have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2020 except as disclosed in Note 1, Basis of Presentation to our consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the anticipated impacts of and recovery from the COVID-19 pandemic on our business, financial position and results of operations, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, our business plans, strategies and initiatives, benefits of acquisitions, our expectations about certain markets, expected cash interest payments and our anticipated financial performance and liquidity.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•regulations impacting our business and the ownership of our securities; and
•certain other factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by “Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and other filings with the Securities and Exchange Commission (“SEC”).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are involved in a variety of legal proceedings in the ordinary course of business and a large portion of our litigation arises in the following contexts: commercial/contract disputes; defamation matters; employment and benefits related claims; intellectual property claims; real estate matters; governmental investigations; and tax disputes.
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. Under the Plan of Reorganization, the Company committed to file the PDR requesting the FCC to permit the Company to be up to 100% foreign-owned.
On November 5, 2020, the FCC issued a declaratory ruling (the "Declaratory Ruling") granting the relief requested by the PDR, subject to certain conditions.
On November 9, 2020, the Company notified the holders of Special Warrants of the commencement of an exchange process. On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules (the "Exchange"). Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock.
On March 8, 2021, the Company filed for declaratory ruling (the “Remedial PDR”) with the FCC. The Remedial PDR relates to the acquisition by Global Media & Entertainment Ltd (f/k/a Honeycomb Investments Limited) (“Global Investments”) of the Company’s stock. Specifically, on February 5, 2021, Global Investments, The Global Media & Entertainment Investments Trust (the “GMEI Trust”), James Hill (as trustee of the GMEI Trust), Simon Groom (as trustee of the GMEI Trust) and Michael Tabor (as beneficiary of the GMEI Trust) (together with Global Investments and any affiliates or third parties to whom they may assign or transfer any of their rights or interests, the “GMEI Investors”) filed a Schedule 13D with the SEC, in which the GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, representing approximately 8.7% of the Company’s outstanding Class A Common Stock. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the declaratory ruling issued by the FCC relating to the Company’s foreign ownership on November 5, 2020, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the GMEI Investors and (b) advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 9.99%. The Remedial PDR remains pending before the FCC.
On March 26, 2021, the FCC conditioned the approval of applications by the Company to acquire certain radio stations, which were pending prior to the GMEI Investors’ Schedule 13D filing, on the Company taking certain actions with respect to the GMEI Investors rights as stockholders of the Company. On that same date, and in order to implement the conditions required by the FCC, the Board resolved to take certain actions to limit the rights of the GMEI Investors, including, but not limited to, suspending all voting rights of GEMI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5% of the equity and/or voting interests of the Company.

ITEM 1A.  RISK FACTORS
Other than as described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock without FCC approval.
    The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of the equity in a corporation controlling the licensee of a radio broadcast station unless the FCC determines greater indirect foreign ownership is in the public interest. The FCC generally will not make such a determination absent favorable executive branch review.
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
    On November 5, 2020, the FCC issued the Declaratory Ruling which authorizes us to have aggregate foreign ownership and voting percentages of up to 100 percent and specifically approves certain of our stockholders that are deemed to be foreign under FCC rules, subject to certain conditions. Among those conditions is a requirement that we comply with a letter of agreement that we entered into with the U.S. Department of Justice. The Declaratory Ruling also requires us to take our Special Warrants into account in determining our foreign ownership compliance. A direct or indirect owner of our securities that is deemed to be foreign under FCC rules could require us to take action under the Declaratory Ruling and the FCC’s foreign ownership rules if that owner acquires more than 5 percent, or more than 10 percent for certain “passive” investors, of our voting equity or total equity (including the Special Warrants on an as-exercised basis), without obtaining specific approval from the FCC through a new petition for declaratory ruling.
    On March 8, 2021, the Company filed for the Remedial PDR with the FCC. The Remedial PDR relates to the acquisition by Global Investments of the Company’s stock. GMEI Investors filed a Schedule 13D with the SEC, in which the GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, representing approximately 8.7 percent of the Company’s outstanding Class A Common Stock. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the declaratory ruling issued by the FCC relating to the Company’s foreign ownership on November 5, 2020, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5 percent of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5 percent equity and voting interests in the Company presently held by the GMEI Investors and (b) advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 9.99 percent. The Remedial PDR remains pending before the FCC.
    On March 26, 2021, the FCC conditioned the approval of applications by the Company to acquire certain radio stations, which were pending prior to the GMEI Investors’ Schedule 13D filing, on the Company taking certain actions with respect to the GMEI Investors rights as stockholders of the Company. On that same date, and in order to implement the conditions required by the FCC, our board of directors resolved to take certain actions to limit the rights of the GMEI Investors, including, but not limited to, suspending all voting rights of GEMI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5 percent of the equity and/or voting interests of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	1,565	$13.22	—	$—
February 1 through February 28	1,555	13.88	—	—
March 1 through March 31	3,995	15.21	—	—
Total	7,115	$14.48	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2021 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Third Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
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

10.1	iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by iHeartMedia, Inc. on April 23, 2021).
10.2*	Third Amendment to Employment Agreement, by and between iHeartMedia, Inc. and Robert W. Pittman, dated March 16, 2021.
10.3*	Third Amendment to Employment Agreement, by and between iHeartMedia, Inc. and Richard J. Bressler, dated March 17, 2021.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

May 6, 2021	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary