Form 10-Q
period 2021-06-30
iHeartMedia, Inc.
filed 2021-08-05
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2021
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	119,067,917
Class B Common Stock, $.001 par value	22,507,120

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$583,341	$720,662
Accounts receivable, net of allowance of $25,182 in 2021 and $38,777 in 2020	788,872	801,380
Prepaid expenses	101,529	79,508
Other current assets	37,297	17,426
Total Current Assets	1,511,039	1,618,976
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	795,474	811,702
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,770,965	1,770,345
Other intangibles, net	1,793,670	1,924,492
Goodwill	2,313,425	2,145,935
OTHER ASSETS
Operating lease right-of-use assets	765,538	825,887
Other assets	114,015	105,624
Total Assets	$9,064,126	$9,202,961
CURRENT LIABILITIES
Accounts payable	$183,241	$149,333
Current operating lease liabilities	88,565	76,503
Accrued expenses	273,249	265,651
Accrued interest	68,023	68,054
Deferred revenue	127,711	123,488
Current portion of long-term debt	278,342	34,775
Total Current Liabilities	1,019,131	717,804
Long-term debt	5,721,038	5,982,155
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2021 and 2020	60,000	60,000
Noncurrent operating lease liabilities	734,268	764,491
Deferred income taxes	668,531	556,477
Other long-term liabilities	72,313	71,217
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	7,968	8,350
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 118,261,575 and 64,726,864 shares in 2021 and 2020, respectively	118	65
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 23,636,512 and 6,886,925 shares in 2021 and 2020, respectively	24	7
Special Warrants, 5,365,128 and 74,835,899 issued and outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	2,863,657	2,849,020
Accumulated deficit	(2,077,629)	(1,803,620)
Accumulated other comprehensive income (loss)	(62)	194
Cost of shares (344,422 in 2021 and 254,066 in 2020) held in treasury	(5,231)	(3,199)
Total Stockholders' Equity	788,845	1,050,817
Total Liabilities and Stockholders' Equity	$9,064,126	$9,202,961

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$861,605	$487,648	$1,568,270	$1,268,282
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	320,515	244,142	613,328	538,063
Selling, general and administrative expenses (excludes depreciation and amortization)	372,640	293,362	714,970	685,163
Depreciation and amortization	127,945	103,347	235,308	200,115
Impairment charges	—	5,378	37,744	1,733,235
Other operating expense, net	12,379	506	15,150	1,572
Operating income (loss)	28,126	(159,087)	(48,230)	(1,889,866)
Interest expense, net	84,887	81,963	170,008	172,052
Gain (loss) on investments, net	49,644	1,280	49,835	(8,675)
Equity in loss of nonconsolidated affiliates	(31)	(31)	(59)	(595)
Other expense, net	(363)	(1,258)	(1,170)	(9,118)
Loss before income taxes	(7,511)	(241,059)	(169,632)	(2,080,306)
Income tax benefit (expense)	(24,449)	43,742	(104,384)	194,253
Net loss	(31,960)	(197,317)	(274,016)	(1,886,053)
Less amount attributable to noncontrolling interest	326	—	(7)	—
Net loss attributable to the Company	$(32,286)	$(197,317)	$(274,009)	$(1,886,053)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40)	292	(256)	188
Other comprehensive income (loss), net of tax	(40)	292	(256)	188
Comprehensive loss	(32,326)	(197,025)	(274,265)	(1,885,865)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(32,326)	$(197,025)	$(274,265)	$(1,885,865)
Net loss attributable to the Company per common share:
Basic	$(0.22)	$(1.35)	$(1.87)	$(12.94)
Weighted average common shares outstanding - Basic	146,509	145,963	146,362	145,788
Diluted	$(0.22)	$(1.35)	$(1.87)	$(12.94)
Weighted average common shares outstanding - Diluted	146,509	145,963	146,362	145,788

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2021	112,033,028	29,070,192	5,379,822	$7,830	$141	$2,854,647	$(2,045,343)	$(22)	$(3,302)	$813,951
Net income (loss)				326	—	—	(32,286)	—	—	(31,960)
Vesting of restricted stock and other	780,173			—	1	3,107	—	—	(1,929)	1,179
Share-based compensation				—	—	5,903	—	—	—	5,903
Dividend declared and paid to noncontrolling interests				(188)	—	—	—	—	—	(188)
Conversion of Special Warrants to Class A and Class B Shares	14,694	—	(14,694)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	5,433,680	(5,433,680)		—	—	—	—	—	—	—
Other			—	—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(40)	—	(40)
Balances at June 30, 2021	118,261,575	23,636,512	5,365,128	$7,968	$142	$2,863,657	$(2,077,629)	$(62)	$(5,231)	$788,845

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2020	59,930,396	6,899,611	78,919,386	$9,123	$67	$2,830,788	$(1,577,657)	$(854)	$(2,165)	$1,259,302
Net loss				—	—	—	(197,317)	—	—	(197,317)
Vesting of restricted stock	624,537			—	—	(22)	—	—	(853)	(875)
Share-based compensation				—	—	4,240	—	—	—	4,240
Conversion of Special Warrants to Class A and Class B Shares	877,263	729	(877,992)	—	1	(1)	—	—	—	—
Conversion of Class B Shares to Class A Shares	145	(145)		—	—	—	—	—	—	—
Other			(2,982)	—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	292	—	292
Balances at June 30, 2020	61,432,341	6,900,195	78,038,412	$9,123	$68	$2,835,005	$(1,774,974)	$(562)	$(3,018)	$1,065,642

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2020	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net loss				(7)	—	—	(274,009)	—	—	(274,016)
Vesting of restricted stock and other	810,545			—	1	3,118	—	—	(2,032)	1,087
Share-based compensation				—	—	11,588	—	—	—	11,588
Conversion of Special Warrants to Class A and Class B Shares	47,136,441	22,337,312	(69,473,753)	—	69	(69)	—	—	—	—
Conversion of Class B Shares to Class A Shares	5,587,725	(5,587,725)		—	—	—	—	—	—	—
Cancellation of Special Warrants				—	—	—	—	—	—	—
Other			2,982	(375)	—	—	—	—	—	(375)
Other comprehensive loss				—	—	—	—	(256)	—	(256)
Balances at June 30, 2021	118,261,575	23,636,512	5,365,128	$7,968	$142	$2,863,657	$(2,077,629)	$(62)	$(5,231)	$788,845

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021 or 2020.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				—	—	—	(1,886,053)	—	—	(1,886,053)
Vesting of restricted stock	646,223			—	—	(22)	—	—	(940)	(962)
Share-based compensation				—	—	8,497	—	—	—	8,497
Conversion of Special Warrants and Class B Shares to Class A Shares	3,003,854	1,345	(3,005,199)	—	3	(3)	—	—	—	—
Conversion of Class B Shares to Class A Shares	6,060	(6,060)		—	—	—	—	—	—	—
Other			(2,982)	—	—	—	(1,469)	—	—	(1,469)
Other comprehensive income				—	—	—	—	188	—	188
Balances at June 30, 2020	61,432,341	6,900,195	78,038,412	$9,123	$68	$2,835,005	$(1,774,974)	$(562)	$(3,018)	$1,065,642

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2019 or 2020.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(274,016)	$(1,886,053)
Reconciling items:
Impairment charges	37,744	1,733,235
Depreciation and amortization	235,308	200,115
Deferred taxes	99,318	(197,689)
Provision for doubtful accounts	(2,003)	18,210
Amortization of deferred financing charges and note discounts, net	3,055	1,033
Share-based compensation	11,588	8,497
Loss on disposal of operating and other assets	11,347	426
(Gain) Loss on investments	(49,835)	8,675
Equity in loss of nonconsolidated affiliates	59	595
Barter and trade income	(4,469)	(5,244)
Other reconciling items, net	278	887
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	36,289	314,515
Increase in prepaid expenses and other current assets	(40,651)	(12,720)
Increase in other long-term assets	(6,919)	(654)
Increase (decrease) in accounts payable and accrued expenses	36,238	(90,103)
Decrease in accrued interest	(31)	(12,099)
Increase in deferred income	6,847	8,281
Increase in other long-term liabilities	710	13,002
Cash provided by operating activities	100,857	102,909
Cash flows from investing activities:
Business combinations	(230,816)	(10,158)
Proceeds from sale of other investments	50,757	—
Purchases of property, plant and equipment	(51,061)	(39,546)
Proceeds from disposal of assets	13,016	244
Change in other, net	(159)	(1,221)
Cash used for investing activities	(218,263)	(50,681)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	—	350,000
Payments on long-term debt and credit facilities	(20,608)	(283,335)
Change in other, net	726	(1,153)
Cash provided by (used for) financing activities	(19,882)	65,512
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(134)	(325)
Net increase (decrease) in cash, cash equivalents and restricted cash	(137,422)	117,415
Cash, cash equivalents and restricted cash at beginning of period	721,187	411,618
Cash, cash equivalents and restricted cash at end of period	$583,765	$529,033
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$168,294	$185,364
Cash paid for income taxes	3,027	1,745
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
These reporting segments reflect how senior management operates the Company, align with certain leadership and organizational changes implemented in the first quarter 2021. This structure provides improved visibility into the underlying performances, results, and margin profiles of our distinct businesses and enables senior management to better monitor trends at the operational level and address opportunities or issues as they arise via regular review of segment-level results and forecasts with operational leaders.
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
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. The Company's revenue in the latter half of the month ended March 31, 2020, through the remainder of 2020 and in the three months ended March 31, 2021 was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions during 2020, which are continuing into 2021, to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact. Although our results for the second quarter of 2021 continued to be impacted by the effects of the COVID-19 pandemic, our revenue for the three months ended June 30, 2021 increased

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
significantly across all of our revenue streams compared to the three months ended June 30, 2020, including revenue from our Multiplatform segment, which includes our broadcast radio, networks and sponsorship and events businesses.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The provisions of the CARES Act resulted in an increase to allowable interest deductions of $179.4 million during 2020. In addition, the Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, half of which will be due on December 31, 2021 and the other half will be due on December 31, 2022. As of June 30, 2021, the Company has claimed $12.4 million in refundable payroll tax credits related to the CARES Act provisions.
As of June 30, 2021, the Company had approximately $583.3 million in cash and cash equivalents.  While the Company expects COVID-19 to continue to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
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

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$583,341	$720,662
Restricted cash included in:
Other assets	424	525
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$583,765	$721,187
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

NOTE 2 – REVENUE
Disaggregation of Revenue

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables show revenue streams for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended June 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$451,142	$—	$—	$—	$451,142
Networks(2)	123,586	—	—	—	123,586
Sponsorship and Events(3)	28,585	—	—	—	28,585
Digital, excluding Podcast(4)	—	144,502	—	(1,178)	143,324
Podcast(5)	—	53,428	—	—	53,428
Audio & Media Services(6)	—	—	61,175	(2,004)	59,171
Other(7)	2,192	—	—	(168)	2,024
Total	605,505	197,930	61,175	(3,350)	861,260
Revenue from leases(8)	345	—	—	—	345
Revenue, total	$605,850	$197,930	$61,175	$(3,350)	$861,605

Three Months Ended June 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$244,035	$—	$—	$—	$244,035
Networks(2)	96,330	—	—	—	96,330
Sponsorship and Events(3)	14,809	—	—	—	14,809
Digital, excluding Podcast(4)	—	71,984	—	—	71,984
Podcast(5)	—	21,243	—	—	21,243
Audio & Media Services(6)	—	—	39,251	(1,779)	37,472
Other(7)	1,544	—	—	(168)	1,376
Total	356,718	93,227	39,251	(1,947)	487,249
Revenue from leases(8)	399	—	—	—	399
Revenue, total	$357,117	$93,227	$39,251	$(1,947)	$487,648

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Six Months Ended June 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$809,678	$—	$—	$—	$809,678
Networks(2)	238,672	—	—	—	238,672
Sponsorship and Events(3)	50,978	—	—	—	50,978
Digital, excluding Podcast(4)	—	263,703	—	(3,072)	260,631
Podcast(5)	—	91,780	—	—	91,780
Audio & Media Services(6)	—	—	116,312	(3,865)	112,447
Other(7)	3,590	—	—	(335)	3,255
Total	1,102,918	355,483	116,312	(7,272)	1,567,441
Revenue from leases(8)	829	—	—	—	829
Revenue, total	$1,103,747	$355,483	$116,312	$(7,272)	$1,568,270

Six Months Ended June 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$705,695	$—	$—	$—	$705,695
Networks(2)	230,907	—	—	—	230,907
Sponsorship and Events(3)	44,157	—	—	—	44,157
Digital, excluding Podcast(4)	—	148,905	—	—	148,905
Podcast(5)	—	37,098	—	—	37,098
Audio & Media Services(6)	—	—	99,478	(3,590)	95,888
Other(7)	5,103	—	—	(335)	4,768
Total	985,862	186,003	99,478	(3,925)	1,267,418
Revenue from leases(8)	864	—	—	—	864
Revenue, total	$986,726	$186,003	$99,478	$(3,925)	$1,268,282

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Trade and barter revenues	$46,508	$19,753	$78,454	$72,431
Trade and barter expenses	40,045	17,075	68,043	72,073

The Company recognized barter revenue of $2.3 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $4.5 million and $5.2 million during the six months ended June 30, 2021 and 2020, respectively, in connection with investments made in companies in exchange for advertising services. The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Deferred revenue from contracts with customers:
Beginning balance(1)	$165,330	$175,321	$145,493	$162,068
Revenue recognized, included in beginning balance	(55,762)	(59,155)	(60,185)	(76,053)
Additions, net of revenue recognized during period, and other	40,163	61,864	64,423	92,015
Ending balance	$149,731	$178,030	$149,731	$178,030
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2021, the Company expects to recognize $239.2 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of June 30, 2021, the future lease payments to be received by the Company are as follows:

(In thousands)
2021	$534
2022	847
2023	759
2024	579
2025	393
Thereafter	1,828
Total	$4,940

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the six months ended June 30, 2021, the Company recognized non-cash impairment charges of $37.7 million, including $28.8 million related to ROU assets, and $8.9 million related to leasehold improvements as a result of proactive decisions by management to abandon and sublease a number of operating leases in connection with strategic actions to streamline the Company’s real estate footprint as part of the Company’s modernization initiatives.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$65,150	64,940
Lease liabilities arising from obtaining right-of-use assets(1)	$17,156	$18,047

(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the six months ended June 30, 2021 and 2020, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $49.4 million and $52.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Acquisitions
On March 31, 2021, the Company acquired Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $228.5 million in cash. The assets acquired as part of this transaction consisted of $69.7 million in current and fixed assets, consisting primarily of accounts receivable and technology, and $191.2 million in intangible assets, consisting primarily of customer relationships, along with $167.9 million in goodwill (of which $6.9 million is tax-deductible). The Company also assumed liabilities of $32.4 million, consisting primarily of accounts payable and deferred tax liabilities. The assessment of fair value of assets acquired and liabilities assumed is preliminary and is based on information that was available to management at the time these consolidated financial statements were prepared. The finalization of the Company’s acquisition accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2021 and December 31, 2020, respectively:

(In thousands)	June 30, 2021	December 31, 2020
Land, buildings and improvements	$357,185	$386,980
Towers, transmitters and studio equipment	172,724	169,788
Computer equipment and software	470,711	398,084
Furniture and other equipment	46,322	45,711
Construction in progress	38,725	25,073
	1,085,667	1,025,636
Less: accumulated depreciation	290,193	213,934
Property, plant and equipment, net	$795,474	$811,702

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2021 and December 31, 2020, respectively:

(In thousands)	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,628,704	(372,193)	1,620,509	(286,066)
Talent and other contracts	339,100	(95,124)	375,900	(84,065)
Trademarks and tradenames	335,861	(71,176)	326,061	(54,358)
Other	35,451	(6,953)	31,351	(4,840)
Total	$2,339,116	$(545,446)	$2,353,821	$(429,329)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended June 30, 2021 and 2020 was $87.4 million and $64.3 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the six months ended June 30, 2021 and 2020 was $153.7 million and $128.6 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2022	$258,722
2023	249,549
2024	247,860
2025	216,485
2026	204,474

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2019	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Acquisitions	44,606	—	44,606
Dispositions	(164)	—	(164)
Foreign currency	—	245	245
Balance as of December 31, 2020	$2,041,536	$104,399	$2,145,935

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	—	167,868	—	167,868
Dispositions	(290)	—	—	(290)
Foreign currency	—	—	(88)	(88)
Balance as of June 30, 2021	$1,461,927	$747,187	$104,311	$2,313,425

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
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of June 30, 2021 and December 31, 2020 consisted of the following:

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	June 30, 2021	December 31, 2020
Term Loan Facility due 2026	$2,069,752	$2,080,259
Incremental Term Loan Facility due 2026	445,500	447,750
Asset-based Revolving Credit Facility due 2023(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	21,405	22,753
Total consolidated secured debt	4,586,657	4,600,762

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	273	6,782
Original issue discount	(17,216)	(18,817)
Long-term debt fees	(20,334)	(21,797)
Total debt	5,999,380	6,016,930
Less: Current portion	278,342	34,775
Total long-term debt	$5,721,038	$5,982,155
(1)As of June 30, 2021, the senior secured asset-based revolving credit facility (the “ABL Facility”) had a borrowing base of $437.8 million, no outstanding borrowings and $32.8 million of outstanding letters of credit, resulting in $405.0 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of June 30, 2021, approximately $185 million was available to be drawn upon under the ABL Facility.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2022 through 2045.

The Company’s weighted average interest rate was 5.4% and 5.5% as of June 30, 2021 and December 31, 2020, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $6.2 billion as of June 30, 2021 and December 31, 2020. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

On July 16, 2021, iHeartCommunications, Inc. ("iHeartCommunications") entered into an amendment to the credit agreement governing its Term Loan credit facilities. The amendment reduces the interest rate of its Incremental Term Loan Facility due 2026 to a Eurocurrency Rate of LIBOR plus a margin of 3.25% and floor of 0.50% (from LIBOR plus a margin of 4.00% and floor of 0.75%). The Base Rate interest amount was reduced to Base Rate plus a margin of 2.25% and floor of 1.50%. In connection with the amendment, iHeartCommunications voluntarily prepaid $250.0 million of borrowings outstanding under the Term Loan credit facilities with cash on hand, resulting in a reduction of $44.3 million of the existing Incremental Term Loan Facility due 2026 and $205.7 million of the Term Loan Facility due 2026. As a result, $250 million of long-term debt has been classified as current as of June 30, 2021.

Under the terms of the Term Loan Facility Credit Agreement, iHeartCommunications made quarterly payments of $6.4 million during the three months ended March 31, 2021 and June 30, 2021, and $5.25 million during the three months ended March 31, 2020 and June 30, 2020.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Mandatorily Redeemable Preferred Stock
As previously disclosed, on March 14, 2018, the Company, iHeartCommunications and certain of the Company's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). On April 28, 2018, the Company and the other Debtors filed a plan of reorganization (as amended, the “Plan of Reorganization”) and a related disclosure statement with the Bankruptcy Court. On January 22, 2019, the Plan of Reorganization was confirmed by the Bankruptcy Court.
On May 1, 2019 (the “Effective Date”), in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of June 30, 2021, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. As further described below, the iHeart Operations Preferred Stock is mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
Holders of the iHeart Operations Preferred Stock are entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the three months ended June 30, 2021 and 2020 the Company recognized $2.2 million and $2.4 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock. During the six months ended June 30, 2021 and 2020 the Company recognized $4.6 million and $4.2 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock.
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
Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2021, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $9.0 million, $33.2 million and $0.2 million, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Alien Ownership Restrictions and FCC Petitions for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. Under the Plan of Reorganization, the Company committed to file a petition for declaratory ruling (the “PDR”) requesting the FCC to permit the Company to be up to 100% foreign-owned.
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
On March 8, 2021, the Company filed a remedial petition for declaratory ruling (the “Remedial PDR”) with the FCC. The Remedial PDR relates to the acquisition by Global Media & Entertainment Investments Ltd (f/k/a Honeycomb Investments Limited) (“Global Investments”) of the Company’s Class A Common Stock. Specifically, on February 5, 2021, Global Investments, The Global Media & Entertainment Investments Trust (the “GMEI Trust”), James Hill (as trustee of the GMEI Trust), Simon Groom (as trustee of the GMEI Trust) and Michael Tabor (as beneficiary of the GMEI Trust) (together with Global Investments and any affiliates or third parties to whom they may assign or transfer any of their rights or interests, the “GMEI Investors”) filed a Schedule 13D with the SEC, in which the GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, which at that time represented approximately 8.7% of the Company’s outstanding Class A Common Stock. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the Declaratory Ruling issued by the FCC relating to the Company’s foreign ownership on November 5, 2020, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the GMEI Investors and (b) as amended, advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 14.99%. The Remedial PDR remains pending before the FCC.
On March 26, 2021, the FCC conditioned the approval of applications by the Company to acquire certain radio stations, which were pending prior to the GMEI Investors’ Schedule 13D filing, on the Company taking certain actions with respect to the GMEI Investors rights as stockholders of the Company. On that same date, and in order to implement the conditions required by the FCC, the Company’s Board of Directors (the “Board”) resolved to take certain actions to limit the rights of the GMEI Investors, including, but not limited to, suspending all voting rights of GEMI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5 percent of the equity and/or voting interests of the Company.

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

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current tax expense	$(3,477)	$(1,731)	$(5,066)	$(3,436)
Deferred tax benefit (expense)	(20,972)	45,473	(99,318)	197,689
Income tax benefit (expense)	$(24,449)	$43,742	$(104,384)	$194,253

The effective tax rates for the three and six months ended June 30, 2021 were (325.5)% and (61.5)%, respectively. The effective tax rates were primarily impacted by the deferred tax expense recorded for the valuation allowance against certain deferred tax assets for disallowed interest expense and net operating loss carryforwards due to the uncertainty of the Company’s ability to utilize those assets in future periods.

The effective tax rates for the three and six months ended June 30, 2020 were 18.1% and.9.3%, respectively. The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the impairment charges to non-deductible goodwill. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

NOTE 8 – STOCKHOLDER'S EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan, the Company has granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. Pursuant to our 2021 Plan, we will grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $5.9 million and $4.2 million for the Company for three months ended June 30, 2021 and the three months ended June 30, 2020, respectively. Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $11.6 million and $8.8 million for the Company for the six months ended June 30, 2021 and the six months ended June 30, 2020, respectively.
In August 2020, the Company issued performance-based restricted stock units ("Performance RSUs") to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the three and six months ended June 30, 2021, the Company recognized $0.5 million and $1.0 million in relation to these Performance RSUs.
As of June 30, 2021, there was $48.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.5 years. In addition, as of June 30, 2021, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on certain performance conditions.
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
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of June 30, 2021:

June 30, 2021
(Unaudited)
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	118,261,575
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	23,636,512
Special Warrants	5,365,128
Total Class A Common Stock, Class B Common Stock and Special Warrants issued	147,263,215

During the three and six months ended June 30, 2021, stockholders converted 5,433,680 and 5,587,725 shares of the Class B common stock into Class A common stock. During the three and six months ended June 30, 2020, stockholders converted 145 and 6,060 shares of the Class B common stock into Class A common stock.
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock, (b) more than 22.5 percent of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the  Company exceeding any other applicable foreign ownership threshold or (d) violation of any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.  The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest.  As described

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
further in Note 6 above, on July 25, 2019, the Company filed a PDR requesting FCC consent to exceed the 25 percent foreign ownership and voting benchmarks. On November 5, 2020, the FCC issued the Declaratory Ruling granting the relief requested by the PDR.
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
During the three and six months ended June 30, 2021, stockholders exercised 14,694 and 47,136,441 Special Warrants for an equivalent number of shares of Class A common stock, respectively. There were no Special Warrants exercised for an equivalent number of shares of Class B common stock during the three months ended June 30, 2021. During the six months ended June 30, 2021, stockholders exercised 22,337,312 Special Warrants for an equivalent number of shares of Class B common stock. During the three and six months ended June 30, 2020 , stockholders exercised 877,263 and 3,003,854 Special Warrants for an equivalent number of shares of Class A common stock. During the three and six months ended June 30, 2020, stockholders exercised 729 and 1,345 Special Warrants for an equivalent number of shares of Class B common stock.

As further described in Note 6, Commitments and Contingencies above, on March 26, 2021, the Company’s Board resolved to take certain actions to limit the rights of the GMEI Investors in order to implement certain conditions required by the FCC. Such actions, included, but are not limited to, suspending all voting rights of GMEI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5% of the equity and/or voting interests of the Company.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NUMERATOR:
Net loss attributable to the Company – common shares	$(32,286)	$(197,317)	$(274,009)	$(1,886,053)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	146,509	145,963	146,362	145,788
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	146,509	145,963	146,362	145,788

Net loss attributable to the Company per common share:
Basic	$(0.22)	$(1.35)	$(1.87)	$(12.94)
Diluted	$(0.22)	$(1.35)	$(1.87)	$(12.94)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and six months ended June 30, 2021 and 2020.
(2) Outstanding equity awards representing 10.8 million and 7.7 million shares of Class A common stock of the Company for the three months ended June 30, 2021 and 2020, respectively, and 10.8 million and 7.9 million for the six months ended June 30, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

On May 5, 2021, the Company’s short-term stockholder rights plan expired in accordance with its terms and the rights are no longer outstanding.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three and six months ended June 30, 2021 and 2020:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2021
Revenue	$605,850	$197,930	$61,175	$—	$(3,350)	$861,605
Operating expenses(1)	424,452	143,640	40,704	71,651	(3,350)	677,097
Segment Adjusted EBITDA(2)	$181,398	$54,290	$20,471	$(71,651)	$—	$184,508
Depreciation and amortization						(127,945)
Other operating expense, net						(12,379)
Restructuring expenses						(10,155)
Share-based compensation expense						(5,903)
Operating income						$28,126

Intersegment revenues	$168	$1,178	$2,004	$—	$—	$3,350
Capital expenditures	$21,371	$6,286	$1,144	$3,310	$—	$32,111
Share-based compensation expense	$—	$—	$—	$5,903	$—	$5,903

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2020
Revenue	$357,117	$93,227	$39,251	$—	$(1,947)	$487,648
Operating expenses(1)	371,498	74,365	39,000	34,015	(1,947)	516,931
Segment Adjusted EBITDA(2)	$(14,381)	$18,862	$251	$(34,015)	$—	$(29,283)
Depreciation and amortization						(103,347)
Impairment charges						(5,378)
Other operating expense, net						(506)
Restructuring expenses						(16,355)
Share-based compensation expense						(4,218)
Operating loss						$(159,087)

Intersegment revenues	$168	$—	$1,779	$—	$—	$1,947
Capital expenditures	$9,594	$3,111	$961	$4,216	$—	$17,882
Share-based compensation expense	$—	$—	$—	$4,218	$—	$4,218

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2021
Revenue	$1,103,747	$355,483	$116,312	$—	$(7,272)	$1,568,270
Operating expenses(1)	817,558	261,182	80,492	129,555	(7,272)	1,281,515
Segment Adjusted EBITDA(2)	$286,189	$94,301	$35,820	$(129,555)	$—	$286,755
Depreciation and amortization						(235,308)
Impairment charges						(37,744)
Other operating expense, net						(15,150)
Restructuring expenses						(35,195)
Share-based compensation expense						(11,588)
Operating loss						$(48,230)

Intersegment revenues	$335	$3,072	$3,865	$—	$—	$7,272
Capital expenditures	$31,440	$11,711	$2,191	$5,719	$—	$51,061
Share-based compensation expense	$—	$—	$—	$11,588	$—	$11,588

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2020
Revenue	$986,726	$186,003	$99,478	$—	$(3,925)	$1,268,282
Operating expenses(1)	848,963	150,547	81,527	80,114	(3,925)	1,157,226
Segment Adjusted EBITDA(2)	$137,763	$35,456	$17,951	$(80,114)	$—	$111,056
Depreciation and amortization						(200,115)
Impairment charges						(1,733,235)
Other operating expense, net						(1,572)
Restructuring expenses						(57,157)
Share-based compensation expense						(8,843)
Operating loss						$(1,889,866)

Intersegment revenues	$335	$—	$3,590	$—	$—	$3,925
Capital expenditures	$22,787	$6,685	$1,623	$8,451	$—	$39,546
Share-based compensation expense	$—	$—	$—	$8,843	$—	$8,843
(1) Consolidated operating expenses consist of Direct operating expenses and Selling, general and administrative expenses and exclude Restructuring expenses, share-based compensation expenses and depreciation and amortization.
(2) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Loss to Adjusted EBITDA" and "Reconciliation of Net Loss to EBITDA and Adjusted EBITDA" in Item 2 of this Quarterly Report on Form 10-Q. Beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment.

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
These reporting segments reflect how senior management operates the Company, align with certain leadership and organizational changes implemented in the first quarter of 2021. This structure provides improved visibility into the underlying performances, results, and margin profiles of our distinct businesses and enables senior management to better monitor trends at the operational level and address opportunities or issues as they arise via regular review of segment-level results and forecasts with operational leaders.
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
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  A recession or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue. As a result of the impact of the coronavirus pandemic (“COVID-19”) and the resulting impact on the U.S. economy, our revenue for the six months ended June 30, 2020 and June 30, 2021 was negatively impacted. Beginning in March 2020 and continuing in the following months, we saw a sharp decline in each of our Broadcast radio,

Networks and Sponsorships revenue streams. Although revenues significantly increased in the six months ended June 30, 2021 compared to the prior year for our Broadcast radio, Networks and Sponsorships revenue streams of our Multiplatform Group, revenue from these revenue streams has not fully recovered from the impact of COVID-19. Our Digital Audio Group revenues, including podcasting, have continued to grow each quarter year-over-year during the COVID-19 pandemic.
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
Our investments in modernization delivered approximately $50 million of in-year savings in 2020 and remain on track to achieve the target of $100 million of cost savings.
In April 2020, we announced approximately $200 million of incremental in-year operating-expense-saving initiatives in response to the weaker economic environment caused by the COVID-19 pandemic. As previously announced, the Company has implemented plans to make the majority of the savings permanent. For more information, please see the Liquidity and Capital Resources - Anticipated Cash Requirements section below.
Impairment Charges
As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related structural lease expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the six months ended June 30, 2021, we recognized non-cash impairment charges of $37.7 million as a result of these cost-savings initiatives.

Executive Summary
Although our results for the second quarter of 2021 continued to be impacted by the effects of the COVID-19 pandemic, our revenues increased significantly across all of our revenue streams, including revenue from our Multiplatform segment, which includes our broadcast radio, networks and sponsorship and events businesses. Digital revenue, including podcasting, continued to grow year-over-year and we experienced significant growth in our Audio & Media Services segment.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $861.6 million increased $374.0 million, or 76.7% during the quarter ended June 30, 2021 compared to Revenue of $487.6 million in the prior year's second quarter.
•Revenue and Adjusted EBITDA from our Multiplatform Group increased $248.7 million and $195.8 million compared to the prior year's second quarter, respectively.
•Revenue and Adjusted EBITDA from our Digital Audio Group increased $104.7 million and $35.4 million compared to the prior year's second quarter, respectively.
•Revenue and Adjusted EBITDA from our Audio & Media Services Group increased $21.9 million and $20.2 million compared to the prior year's second quarter, respectively.
•Operating income of $28.1 million was up from an Operating loss of $159.1 million in the prior year’s second quarter.
•Net loss of $32.0 million improved from a Net loss of $197.3 million in the prior year's second quarter.
•Adjusted EBITDA(1) of $184.5 million, was up $213.8 million from $(29.3) million in prior year's second quarter.
•Cash flows provided by operating activities of $29.1 million increased from Cash flows provided by operating activities of $11.4 million in the prior year's second quarter.
•Free cash flow(2) of $(3.0) million improved from $(6.5) million in the prior year's second quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,		%
	2021	2020	Change
Revenue	$861,605	$487,648	76.7%
Operating income (loss)	$28,126	$(159,087)	NM
Net loss	$(31,960)	$(197,317)	NM
Cash provided by operating activities	$29,129	$11,369	156.2%

Adjusted EBITDA(1)	$184,508	$(29,283)	NM
Free cash flow(2)	$(2,982)	$(6,513)	NM
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Income (Loss) to Adjusted EBITDA" and "Reconciliation of Net Loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$861,605	$487,648	$1,568,270	$1,268,282
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	320,515	244,142	613,328	538,063
Selling, general and administrative expenses (excludes depreciation and amortization)	372,640	293,362	714,970	685,163
Depreciation and amortization	127,945	103,347	235,308	200,115
Impairment charges	—	5,378	37,744	1,733,235
Other operating expense, net	12,379	506	15,150	1,572
Operating income (loss)	28,126	(159,087)	(48,230)	(1,889,866)
Interest expense, net	84,887	81,963	170,008	172,052
Gain (loss) on investments, net	49,644	1,280	49,835	(8,675)
Equity in loss of nonconsolidated affiliates	(31)	(31)	(59)	(595)
Other expense, net	(363)	(1,258)	(1,170)	(9,118)
Loss before income taxes	(7,511)	(241,059)	(169,632)	(2,080,306)
Income tax benefit (expense)	(24,449)	43,742	(104,384)	194,253
Net loss	(31,960)	(197,317)	(274,016)	(1,886,053)
Less amount attributable to noncontrolling interest	326	—	(7)	—
Net loss attributable to the Company	$(32,286)	$(197,317)	$(274,009)	$(1,886,053)

The tables below present the comparison of our revenue streams for the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Broadcast Radio	$451,142	$244,035	84.9%	$809,678	$705,695	14.7%
Networks	123,586	96,330	28.3%	238,672	230,907	3.4%
Sponsorship and Events	28,585	14,809	93.0%	50,978	44,157	15.4%
Other	2,537	1,943	30.6%	4,419	5,967	(25.9)%
Multiplatform Group	605,850	357,117	69.7%	1,103,747	986,726	11.9%
Digital, excluding Podcast	144,502	71,984	100.7%	263,703	148,905	77.1%
Podcast	53,428	21,243	151.5%	91,780	37,098	147.4%
Digital Audio Group	197,930	93,227	112.3%	355,483	186,003	91.1%
Audio & Media Services Group	61,175	39,251	55.9%	116,312	99,478	16.9%
Eliminations	(3,350)	(1,947)		(7,272)	(3,925)
Revenue, total	$861,605	$487,648	76.7%	$1,568,270	$1,268,282	23.7%

Consolidated results for the three and six months ended June 30, 2021 compared to the consolidated results for the three and six months ended June 30, 2020 were as follows:

Revenue
Consolidated revenue increased $374.0 million during the three months ended June 30, 2021 compared to the same period of 2020. The increase in Consolidated revenue is attributable to the continued recovery from the macroeconomic effects of COVID-19, which began to unfold into a global pandemic in early March 2020, resulting in a significant economic downturn due to the shut-down of non-essential businesses and shelter-in-place orders. The impact continued through 2020 and the first and second quarters of 2021, resulting in revenue declines impacting most of our revenue streams primarily as a result of a decrease in broadcast radio advertising spend. The most significant quarterly revenue decline was felt in the second quarter of 2020. We experienced significant increases in all of our revenue streams in the three months ended June 30, 2021 compared to the same period in 2020. Multiplatform revenue increased $248.7 million, primarily resulting from strengthening demand for broadcast advertising compared to the second quarter of 2020. Digital Audio revenue increased $104.7 million, driven primarily by continuing increases in demand for digital advertising, including continued growth in podcasting. Audio & Media Services revenue increased $21.9 million primarily due to the continued recovery from the impact of COVID-19.

Consolidated revenue increased $300.0 million during the six months ended June 30, 2021 compared to the same period of 2020. The increase in Consolidated revenue is attributable to the continued recovery from the macroeconomic effects of COVID-19, which began to unfold into a global pandemic in early March 2020, resulting in a significant economic downturn due to the shut-down of non-essential businesses and shelter-in-place orders. The impact continued through 2020 and the first and second quarters of 2021, resulting in revenue declines impacting most of our revenue streams primarily as a result of a decrease in broadcast radio advertising spend. The most significant quarterly revenue decline was felt in the second quarter of 2020. We experienced significant increases in most of our revenue streams in the six months ended June 30, 2021 compared to the same period of 2020. Multiplatform revenue increased $117.0 million, primarily resulting from strengthening demand for broadcast advertising. Digital Audio revenue increased $169.5 million, driven primarily by continuing increases in demand for digital advertising, including continued growth in podcasting. Audio & Media Services revenue increased $16.8 million primarily due to the continued recovery from the impact of COVID-19.

Direct Operating Expenses
Consolidated direct operating expenses increased $76.4 million during the three months ended June 30, 2021 compared to the same period of 2020, primarily as a result of the significant increase in revenue. The increase in Direct operating expenses was driven by higher talent and profit sharing expenses, third-party digital costs, music license fees and performance royalty fees. Variable expenses related to events also increased as a result of the return of certain live events. The increase in Consolidated direct operating expenses was partially offset by lower employee compensation expenses resulting from our modernization initiatives and cost-reduction initiatives executed in 2020 and 2021.
Consolidated direct operating expenses increased $75.3 million during the six months ended June 30, 2021 compared to the same period of 2020. The increase in Direct operating expenses was driven primarily by higher variable compensation expenses, along with higher third-party digital costs and talent and profit sharing expenses due to higher revenue. In addition, variable operating expenses, including music license and performance royalty fees, also increased as a result of higher revenue. Variable expenses related to events also increased as a result of the return of live events. The increase in Consolidated direct operating expenses was partially offset by lower employee compensation expenses resulting from our modernization initiatives and cost reduction initiatives executed in 2020 and early 2021.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $79.3 million during the three months ended June 30, 2021 compared to the same period of 2020. The increase in Consolidated SG&A expenses was driven primarily by increased employee compensation expenses due to higher variable employee compensation resulting primarily from higher bonus expense based on financial performance and higher sales commission expenses as a result of higher revenue. In the prior year the Company did not pay bonuses to the vast majority of employees. In addition, increased headcount resulting from investments in our digital businesses contributed to the increase in Consolidated SG&A expenses. Trade expenses also increased, primarily as a result of the return of live events. These increases were partially offset by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic and lower bad debt expense.

Consolidated SG&A expenses increased $29.8 million during the six months ended June 30, 2021 compared to the same period of 2020. The increase in SG&A expenses was driven primarily by higher employee compensation expenses, due to an increase in variable employee compensation resulting from higher bonus accruals based on financial performance as well as an increase in headcount resulting from investments in our digital businesses. In addition, sales commission expenses increased as a result of higher revenue. These increases were partially offset by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic and lower bad debt expense.

Depreciation and Amortization
Depreciation and amortization increased $24.6 million and $35.2 million during the three and six months ended June 30, 2021 compared to the same periods of 2020, primarily as a result of accelerated amortization of certain intangible assets and accelerated depreciation related to leasehold improvements related to our cost-saving initiatives.
Impairment Charges
As part of our operating-expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. In the first quarter of 2021, we recognized non-cash impairment charges of $37.7 million as a result of these cost-savings initiatives. We recognized no impairment charges in the three months ended June 30, 2021.

In the first quarter of 2020, we recognized non-cash impairment charges to our indefinite-lived intangible assets and goodwill of $1.7 billion as a result of the adverse effects caused by the COVID-19 pandemic on estimated future cash flows. We recognized impairment charges of $5.4 million in the three months ended June 30, 2020 related to the write-down of right-of use assets.

Other Operating Expense, Net
Other operating expense, net of $12.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and Other operating expense, net of $15.2 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively, relate primarily to net losses recognized on asset disposals.
Interest Expense
Interest expense increased $2.9 million during the three months ended June 30, 2021 compared to the same period of 2020, primarily as a result of the issuance of incremental term loans in the third quarter of 2020, partially offset by the impact of lower LIBOR rates.

Interest expense decreased $2.0 million during the six months ended June 30, 2021 compared to the same period of 2020, primarily as a result of the impact of lower LIBOR rates, partially offset by the issuance of incremental term loans in the third quarter of 2020.

Gain (Loss) on Investments, Net
During the three months ended June 30, 2021 and 2020, we recognized a gain on investments, net of $49.6 million and $1.3 million, respectively. During the six months ended June 30, 2020, we recognized a gain of $49.8 million and a loss of $8.7 million, respectively. The gain on investments, net recognized during the three and six months ended June 30, 2021 was driven primarily by the sale of our investment in the San Antonio Spurs. The loss on investments, net recognized during the six months ended June 30, 2020 was primarily in connection with estimated credit losses and declines in the value of our investments.

Other Expense, Net
Other expense, net was $0.4 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively. Other expense, net for the six months ended June 30, 2020 related primarily to costs incurred to amend our Term Loan Facility and professional fees incurred.

Income Tax Benefit (Expense)

The effective tax rate for the Company for the three and six months ended June 30, 2021 was (325.5)% and (61.5)%, respectively. The effective tax rate for the six months ended June 30, 2021 was primarily impacted by the deferred tax expense recorded for the valuation allowance against certain deferred tax assets for disallowed interest expense and net operating loss carryforwards due to the uncertainty of the Company’s ability to utilize those assets in future periods.

The effective tax rate for the three and six months ended June 30, 2020 was 18.1% and 9.3%, respectively. The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the impairment charges discussed above. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

Net Loss Attributable to the Company

Net loss attributable to the Company decreased $165.0 million to $32.3 million during the three months ended June 30, 2021 compared to a Net loss attributable to the Company of $197.3 million during the three months ended June 30, 2020, primarily as a result of the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic and the gain on the sale of our investment in the San Antonio Spurs.

Net loss attributable to the Company decreased $1,612.0 million to $274.0 million during the six months ended June 30, 2021 compared to Net loss attributable to the Company of $1,886.1 million during the six months ended June 30, 2020, primarily as a result of the impairment charge recognized during the first quarter of 2020 and the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic.

Multiplatform Group Results

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,		%
	2021	2020	% Change	2021	2020	Change
Revenue	$605,850	$357,117	69.7%	$1,103,747	$986,726	11.9%
Operating expenses(1)	424,452	371,498	14.3%	817,558	848,963	(3.7)%
Segment Adjusted EBITDA	$181,398	$(14,381)	NM	$286,189	$137,763	107.7%
Segment Adjusted EBITDA margin	29.9%	(4.0)%		25.9%	14.0%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Multiplatform Group increased $248.7 million compared to the comparative period in the prior year, primarily as a result of the continued recovery from the negative impact of the COVID-19 pandemic in 2020 on our traditional radio business. Broadcast revenue grew $207.1 million, or 84.9%, year-over-year, while Networks grew $27.3 million, or 28.3%, year-over-year. Revenue from Sponsorship and Events increased by $13.8 million, or 93.0%, year-over-year, primarily as a result of the return of live events.

Operating expenses increased $53.0 million, driven primarily by higher variable compensation expenses and talent and profit sharing fees related to revenue growth and higher trade expense due to the return of live events, along with higher variable operating expenses, including music license fees and sales commissions, resulting from higher revenue. These increases were partially offset by lower employee compensation expenses resulting from our cost-reduction initiatives executed in 2020 and early 2021, as well as lower bad debt expense as a result of improved economic conditions.

Six Months

Revenue from our Multiplatform Group increased $117.0 million compared to the comparative period in the prior year, primarily as a result of the continued recovery from the negative impact of the COVID-19 pandemic on our traditional radio business in 2020. Broadcast revenue increased $104.0 million, or 14.7%, year-over-year, while Networks grew $7.8 million, or 3.4%, year-over-year. Revenue from Sponsorship and Events increased by $6.8 million, or 15.4%, year-over-year, primarily as a result of the return of live events.

Operating expenses decreased $31.4 million, driven primarily by lower bad debt expense and lower employee compensation expenses resulting from our modernization and cost-reduction initiatives. The decrease was partially offset by higher variable operating expenses, including variable compensation, which consisted primarily of talent and profit sharing fees, music license fees and sales commissions, resulting from higher revenue recognized during the period. Variable expenses related to events also increased as a result of the return of live events.

Digital Audio Group Results

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,		%
	2021	2020	% Change	2021	2020	Change
Revenue	$197,930	$93,227	112.3%	$355,483	$186,003	91.1%
Operating expenses(1)	143,640	74,365	93.2%	261,182	150,547	73.5%
Segment Adjusted EBITDA	$54,290	$18,862	187.8%	$94,301	$35,456	166.0%
Segment Adjusted EBITDA margin	27.4%	20.2%		26.5%	19.1%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Digital Audio Group increased $104.7 million compared to the comparative period in the prior year, led by Digital, excluding Podcast revenue, which grew $72.5 million, or 100.7%, year-over-year, driven by increased demand for digital advertising. Podcast revenue also increased by $32.2 million, or 151.5%, year-over-year, driven by higher revenues from the development of our podcast slate as well as growth from existing podcasts. Digital Audio Group revenue increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory, partially driven by investments in the digital space.

Operating expenses increased $69.3 million in connection with our Digital Audio Group’s significant revenue growth, including the impact of variable content and talent costs and third-party digital costs due to higher revenue, as well as increased content and production costs primarily resulting from the development of new podcasts. In addition, operating expenses increased due to additional headcount resulting from investments in the digital space, as well as higher variable compensation expenses including sales commissions and bonus arrangements.

Six Months

Revenue from our Digital Audio Group increased $169.5 million compared to the comparative period in the prior year, led by Digital, excluding Podcast revenue, which grew $114.8 million, or 77.1%, year-over-year, driven by increased demand for digital advertising. Podcast revenue also increased by $54.7 million, or 147.4%, year-over-year, driven by higher revenues from the development of our podcast slate as well as growth from existing podcasts. Digital Audio Group revenues increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory, partially driven by investments in the digital space.

Operating expenses increased $110.6 million, in connection with our Digital Audio Group’s significant revenue growth, including the impact of variable content and talent costs and third-party digital costs due to higher revenue, as well as increased content and production costs primarily resulting from the development of new podcasts. In addition, operating expenses increased due to additional headcount resulting from investments in the digital space, as well as higher variable compensation expenses including sales commissions and bonus arrangements.

Audio & Media Services Group Results

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,		%
	2021	2020	% Change	2021	2020	Change
Revenue	$61,175	$39,251	55.9%	$116,312	$99,478	16.9%
Operating expenses(1)	40,704	39,000	4.4%	80,492	81,527	(1.3)%
Segment Adjusted EBITDA	$20,471	$251	NM	$35,820	$17,951	99.5%
Segment Adjusted EBITDA margin	33.5%	0.6%		30.8%	18.0%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Audio & Media Services Group increased $21.9 million compared to the comparative period in the prior year, as a result of the continued recovery from the negative impact of the COVID-19 pandemic.

Operating expenses increased $1.7 million driven primarily by higher variable employee compensation and sales commissions, due to the increase in revenue, partially offset by lower employee compensation expenses resulting from our cost-reduction initiatives.

Six Months

Revenue from our Audio & Media Services Group increased $16.8 million compared to the comparative period in the prior year, as a result of the continued recovery from the negative impact of the COVID-19 pandemic.

Operating expenses decreased $1.0 million driven primarily by lower rent expense and lower employee compensation expenses resulting from our modernization and cost-reduction initiatives, partially offset by higher variable employee compensation and sales commissions, due to the increase in revenue.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income (loss)	$28,126	$(159,087)	$(48,230)	$(1,889,866)
Depreciation and amortization	127,945	103,347	235,308	200,115
Impairment charges	—	5,378	37,744	1,733,235
Other operating expense, net	12,379	506	15,150	1,572
Share-based compensation expense	5,903	4,218	11,588	8,843
Restructuring expenses	10,155	16,355	35,195	57,157
Adjusted EBITDA(1)	$184,508	$(29,283)	$286,755	$111,056

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(31,960)	$(197,317)	$(274,016)	$(1,886,053)
Income tax (benefit) expense	24,449	(43,742)	104,384	(194,253)
Interest expense, net	84,887	81,963	170,008	172,052
Depreciation and amortization	127,945	103,347	235,308	200,115
EBITDA	$205,321	$(55,749)	$235,684	$(1,708,139)
Loss (Gain) on investments, net	(49,644)	(1,280)	(49,835)	8,675
Other expense, net	363	1,258	1,170	9,118
Equity in loss of nonconsolidated affiliates	31	31	59	595
Impairment charges	—	5,378	37,744	1,733,235
Other operating expense, net	12,379	506	15,150	1,572
Share-based compensation expense	5,903	4,218	11,588	8,843
Restructuring expenses	10,155	16,355	35,195	57,157
Adjusted EBITDA(1)	$184,508	$(29,283)	$286,755	$111,056

(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating (income) expense, net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude Income tax (benefit) expense, Interest expense (income), net, Depreciation and amortization, (Gain) Loss on investments, net, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating (income) expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash Provided by Operating Activities to Free Cash Flow

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash provided by operating activities	$29,129	$11,369	$100,857	$102,909
Purchases of property, plant and equipment	(32,111)	(17,882)	(51,061)	(39,546)
Free cash flow(1)	$(2,982)	$(6,513)	$49,796	$63,363
(1)We define Free cash flow ("Free Cash Flow") as Cash provided by operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.

Share-Based Compensation Expense
Historically, we had granted restricted shares of the Company's Class A common stock to certain key individuals.

Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), we granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the 2019 Plan. Pursuant to our 2021 Plan, we will grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

Share-based compensation expenses are recorded in SG&A expenses and were $5.9 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively, and $11.6 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was $48.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.5 years. In addition, as of June 30, 2021, there was $0.6 million of unrecognized compensation costs related to unvested share-based compensation arrangements that will vest based on performance conditions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Six Months Ended June 30,
	2021	2020
Cash provided by (used for):
Operating activities	$100,857	$102,909
Investing activities	$(218,263)	$(50,681)
Financing activities	$(19,882)	$65,512
Free Cash Flow(1)	$49,796	$63,363

(1) For a definition of Free cash flow from operations and a reconciliation to Cash provided by operating activities from operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from operations to Free cash flow from operations” in this MD&A.
Operating Activities
Cash provided by operating activities decreased from $102.9 million in the six months ended June 30, 2020 to $100.9 million in the six months ended June 30, 2021 primarily as a result of changes in working capital balances, particularly accounts receivable, which was impacted by the timing of collections, and accrued expenses, which was impacted by the timing of payments. The decrease in cash provided by operating activities was partially offset by an increase in cash flows from operations as the Company's businesses continue to recover from the impact of the COVID-19 pandemic.

Investing Activities

Cash used for investing activities of $218.3 million during the six months ended June 30, 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.5 million. In addition, $51.1 million in cash was used for capital expenditures. We spent $31.5 million for capital expenditures in our Multiplatform Group segment and $11.7 million for capital expenditures in our Digital Audio Group segment primarily related to IT infrastructure, $2.2 million in our Audio & Media Services Group segment, primarily related to software and $5.7 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was offset by cash from investing activities primarily related to proceeds received of $50.8 million from the sale of our investment in the San Antonio Spurs.
Cash used for investing activities of $50.7 million during the six months ended June 30, 2020 primarily reflects $39.5 million in cash used for capital expenditures. We spent $22.8 million for capital expenditures in our Multiplatform Group segment primarily related to IT infrastructure, $6.7 million in our Digital Audio Group segment primarily related to investments in our digital platform, $1.6 million in our Audio & Media Services Group segment, primarily related to acquired software and $8.4 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities of $19.9 million during the six months ended June 30, 2021 primarily resulted from required quarterly principal payments made on the Term Loan Facility and repayment of a subsidiary note payable.
Cash provided by financing activities of $65.5 million during the six months ended June 30, 2020 primarily resulted from a $350.0 million draw on our ABL Facility, partially offset by a $150.0 million prepayment on our Term Loan Facility and repayments of $115.0 million of amounts drawn under the ABL Facility.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $583.3 million as of June 30, 2021, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. As of June 30, 2021, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $437.8 million and $32.8 million in outstanding letters of credit, resulting in $405.0 million of borrowing base availability. As a result of certain restrictions in the Company's debt and preferred stock agreements, as of June 30, 2021, approximately $185 million was available to be drawn upon under the ABL Facility. Together with our cash balance of $583.3 million as of June 30, 2021 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $768 million. On July 16, 2021, we amended the Term Loan credit facilities and voluntarily prepaid $250.0 million of borrowings outstanding under these facilities using cash on hand. The impact of these transactions on our available liquidity as of June 30, 2021 was a net reduction of approximately $30.0 million.

We continue to evaluate the full extent of COVID-19’s impact on our business. While the challenges that COVID-19 has created for advertisers and consumers have had a significant impact on our revenue for the six months ended June 30, 2021 and have created a business outlook that is less clear in the near term, we believe that we have sufficient liquidity to continue to fund our operations.

We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations and other obligations. We anticipate that we will have approximately $162 million of cash interest payments in the remainder of 2021.

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

Our investments in modernization delivered approximately $50 million of in-year savings in 2020 and remain on track to achieve the target of $100 million of cost savings.

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

to acquire Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $228.5 million in cash, excluding transaction costs, which we believe will be a transaction accretive to stockholder value.

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
Summary Debt Capital Structure
As of June 30, 2021 and December 31, 2020, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	June 30, 2021	December 31, 2020
Term Loan Facility due 2026[1]	$2,069,752	$2,080,259
Incremental Term Loan Facility due 2026[1]	445,500	447,750
Asset-based Revolving Credit Facility due 2023	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	21,405	22,753
Total Secured Debt	$4,586,657	$4,600,762

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other Subsidiary Debt	273	6,782
Purchase accounting adjustments and original issue discount	(17,216)	(18,817)
Long-term debt fees	(20,334)	(21,797)
Total Debt	$5,999,380	$6,016,930
Less: Cash and cash equivalents	583,341	720,662
	$5,416,039	$5,296,268
1 On July 16, 2021, iHeartCommunications, Inc. ("iHeartCommunications") entered into an amendment to the credit agreement governing its Term Loan credit facilities. The amendment reduces the interest rate of its Incremental Term Loan Facility due 2026 to a Eurocurrency Rate of LIBOR plus a margin of 3.25% and floor of 0.50% (from LIBOR plus a margin of 4.00% and floor of 0.75%). The Base Rate interest amount was reduced to Base Rate plus a margin of 2.25% and floor of 1.50%. In connection with the amendment, iHeartCommunications voluntarily prepaid $250.0 million of borrowings outstanding under the Term Loan credit facilities with cash on hand, resulting in a reduction of $44.3 million of the existing Incremental Term Loan Facility due 2026 and $205.7 million of the Term Loan Facility due 2026. We expect to save $12.7 million in annual interest payments as a result of the repricing and repayment.
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

On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into 45,133,811 shares of iHeartMedia Class A common stock, the Company’s publicly traded equity, and 22,337,312 Class B common stock in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company's remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. There were 119,067,917 shares of Class A common stock, 22,507,120 shares of Class B common stock and 5,365,086 Special Warrants outstanding on August 2, 2021.
Supplemental Financial Information under Debt Agreements and Certificate of Designation Governing the iHeart Operations Preferred Stock
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2021, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
    According to the certificate of designation governing the iHeart Operations Preferred Stock, iHeart Operations is required to provide certain supplemental financial information of iHeart Operations in comparison to the Company and its consolidated subsidiaries.  iHeart Operations and its subsidiaries comprised 86.6% of the Company's consolidated assets as of June 30, 2021. For the three and six months ended June 30, 2021, iHeart Operations and its subsidiaries comprised 85.1% and 85.0% of the Company's consolidated revenue.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2021, approximately 42% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2021 would have changed by $0.7 million.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the anticipated impacts of and recovery from the COVID-19 pandemic on our business, financial position and results of operations, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, expected interest rate savings from our recent amendment to and $250 million voluntary prepayment on our Term Loan credit facilities, our business plans, strategies and initiatives, benefits of acquisitions, our expectations about certain markets, expected cash interest payments and our anticipated financial performance and liquidity.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 8, 2021, the Company filed for declaratory ruling (the “Remedial PDR”) with the FCC. The Remedial PDR relates to the acquisition by Global Media & Entertainment Ltd (f/k/a Honeycomb Investments Limited) (“Global Investments”) of the Company’s stock. Specifically, on February 5, 2021, Global Investments, The Global Media & Entertainment Investments Trust (the “GMEI Trust”), James Hill (as trustee of the GMEI Trust), Simon Groom (as trustee of the GMEI Trust) and Michael Tabor (as beneficiary of the GMEI Trust) (together with Global Investments and any affiliates or third parties to whom they may assign or transfer any of their rights or interests, the “GMEI Investors”) filed a Schedule 13D with the SEC, in which the GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, representing approximately 8.7% of the Company’s outstanding Class A Common Stock. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the declaratory ruling issued by the FCC relating to the Company’s foreign ownership on November 5, 2020, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the GMEI Investors and (b) as amended, advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 14.99%. The Remedial PDR remains pending before the FCC.
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
On March 8, 2021, the Company filed the Remedial PDR related to the acquisition by Global Investments of the Company’s stock with the FCC. Specifically, on February 5, 2021, the GMEI Investors filed a Schedule 13D with the SEC, in which the GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, representing approximately 8.7 percent of the Company’s outstanding Class A Common Stock. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the declaratory ruling issued by the FCC relating to the Company’s foreign ownership on November 5, 2020, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5 percent of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5 percent equity and voting interests in the Company presently held by the GMEI Investors and (b) as amended, advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 14.99 percent. The Remedial PDR remains pending before the FCC.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	129	$19.12	—	$—
May 1 through May 31	416	18.21	—	—
June 1 through June 30	82,696	23.21	—	—
Total	83,241	$23.18	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2021 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Third Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
10.1	iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by iHeartMedia, Inc. on April 23, 2021).
10.2*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan.
10.3
Amendment No. 3, dated as of July 16, 2021, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, certain subsidiary guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on July 19, 2021).

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

IHEARTMEDIA, INC.

August 5, 2021	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary