Form 10-Q
period 2021-09-30
iHeartMedia, Inc.
filed 2021-11-04
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	120,189,029
Class B Common Stock, $.001 par value	21,622,510

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$369,094	$720,662
Accounts receivable, net of allowance of $29,881 in 2021 and $38,777 in 2020	857,970	801,380
Prepaid expenses	98,204	79,508
Other current assets	30,748	17,426
Total Current Assets	1,356,016	1,618,976
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	769,769	811,702
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,778,045	1,770,345
Other intangibles, net	1,729,365	1,924,492
Goodwill	2,313,824	2,145,935
OTHER ASSETS
Operating lease right-of-use assets	747,707	825,887
Other assets	115,888	105,624
Total Assets	$8,810,614	$9,202,961
CURRENT LIABILITIES
Accounts payable	$190,125	$149,333
Current operating lease liabilities	96,830	76,503
Accrued expenses	298,679	265,651
Accrued interest	69,820	68,054
Deferred revenue	126,108	123,488
Current portion of long-term debt	725	34,775
Total Current Liabilities	782,287	717,804
Long-term debt	5,736,650	5,982,155
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 60,000 shares, 60,000 shares issued in 2021 and 2020	60,000	60,000
Noncurrent operating lease liabilities	721,126	764,491
Deferred income taxes	633,805	556,477
Other long-term liabilities	78,725	71,217
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	8,274	8,350
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 119,669,831 and 64,726,864 shares in 2021 and 2020, respectively	119	65
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 22,505,661 and 6,886,925 shares in 2021 and 2020, respectively	23	7
Special Warrants, 5,304,430 and 74,835,899 issued and outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	2,870,394	2,849,020
Accumulated deficit	(2,074,449)	(1,803,620)
Accumulated other comprehensive income (loss)	(193)	194
Cost of shares (383,847 in 2021 and 254,066 in 2020) held in treasury	(6,147)	(3,199)
Total Stockholders' Equity	798,021	1,050,817
Total Liabilities and Stockholders' Equity	$8,810,614	$9,202,961

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$928,051	$744,406	$2,496,321	$2,012,688
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	325,766	270,862	939,094	808,925
Selling, general and administrative expenses (excludes depreciation and amortization)	390,086	333,095	1,105,056	1,018,258
Depreciation and amortization	108,100	99,379	343,408	299,494
Impairment charges	11,647	—	49,391	1,733,235
Other operating expense, net	12,341	1,675	27,491	3,247
Operating income (loss)	80,111	39,395	31,881	(1,850,471)
Interest expense, net	82,481	85,562	252,489	257,614
Gain (loss) on investments, net	(10,367)	62	39,468	(8,613)
Equity in loss of nonconsolidated affiliates	(1,056)	(58)	(1,115)	(653)
Other expense, net	(9,681)	(1,177)	(10,851)	(10,295)
Loss before income taxes	(23,474)	(47,340)	(193,106)	(2,127,646)
Income tax benefit (expense)	27,147	15,228	(77,237)	209,481
Net income (loss)	3,673	(32,112)	(270,343)	(1,918,165)
Less amount attributable to noncontrolling interest	493	—	486	—
Net income (loss) attributable to the Company	$3,180	$(32,112)	$(270,829)	$(1,918,165)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(131)	267	(387)	455
Other comprehensive income (loss), net of tax	(131)	267	(387)	455
Comprehensive income (loss)	3,049	(31,845)	(271,216)	(1,917,710)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to the Company	$3,049	$(31,845)	$(271,216)	$(1,917,710)
Net income (loss) attributable to the Company per common share:
Basic	$0.02	$(0.22)	$(1.85)	$(13.15)
Weighted average common shares outstanding - Basic	147,040	146,152	146,591	145,911
Diluted	$0.02	$(0.22)	$(1.85)	$(13.15)
Weighted average common shares outstanding - Diluted	150,397	146,152	146,591	145,911

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2021	118,261,575	23,636,512	5,365,128	$7,968	$142	$2,863,657	$(2,077,629)	$(62)	$(5,231)	$788,845
Net income				493	—	—	3,180	—	—	3,673
Vesting of restricted stock and other	216,707			—	(1)	745	—	—	(916)	(172)
Share-based compensation				—	—	5,993	—	—	—	5,993
Conversion of Special Warrants to Class A and Class B Shares	60,698		(60,698)	—	1	(1)	—	—	—	—
Conversion of Class B Shares to Class A Shares	1,130,851	(1,130,851)		—	—	—	—	—	—	—
Other				(187)	—	—	—	—	—	(187)
Other comprehensive loss				—	—	—	—	(131)	—	(131)
Balances at September 30, 2021	119,669,831	22,505,661	5,304,430	$8,274	$142	$2,870,394	$(2,074,449)	$(193)	$(6,147)	$798,021

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2020	61,432,341	6,900,195	78,038,412	$9,123	$68	$2,835,005	$(1,774,974)	$(562)	$(3,018)	$1,065,642
Net loss				—	—	—	(32,112)	—	—	(32,112)
Vesting of restricted stock	21,270			—	—	—	—	—	(34)	(34)
Share-based compensation				—	—	5,885	—	—	—	5,885
Conversion of Special Warrants to Class A and Class B Shares	1,986,278	704	(1,986,982)	—	2	(2)	—	—	—	—
Conversion of Class B Shares to Class A Shares	7,263	(7,263)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	267	—	267
Balances at September 30, 2020	63,447,152	6,893,636	76,051,430	$9,123	$70	$2,840,888	$(1,807,086)	$(295)	$(3,052)	$1,039,648

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2020.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2020	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net income (loss)				486	—	—	(270,829)	—	—	(270,343)
Vesting of restricted stock and other	1,027,252			—	—	3,863	—	—	(2,948)	915
Share-based compensation				—	—	17,581	—	—	—	17,581
Conversion of Special Warrants to Class A and Class B Shares	47,197,139	22,337,312	(69,534,451)	—	70	(70)	—	—	—	—
Conversion of Class B Shares to Class A Shares	6,718,576	(6,718,576)		—	—	—	—	—	—	—
Other			2,982	(562)	—	—	—	—	—	(562)
Other comprehensive loss				—	—	—	—	(387)	—	(387)
Balances at September 30, 2021	119,669,831	22,505,661	5,304,430	$8,274	$142	$2,870,394	$(2,074,449)	$(193)	$(6,147)	$798,021

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021 or 2020.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				—	—	—	(1,918,165)	—	—	(1,918,165)
Vesting of restricted stock	667,493			—	—	(23)	—	—	(974)	(997)
Share-based compensation				—	—	14,383	—	—	—	14,383
Conversion of Special Warrants and Class B Shares to Class A Shares	4,990,132	2,049	(4,992,181)	—	5	(5)	—	—	—	—
Conversion of Class B Shares to Class A Shares	13,323	(13,323)		—	—	—	—	—	—	—
Other			(2,982)	—	—	—	(1,469)	—	—	(1,469)
Other comprehensive income				—	—	—	—	455	—	455
Balances at September 30, 2020	63,447,152	6,893,636	76,051,430	$9,123	$70	$2,840,888	$(1,807,086)	$(295)	$(3,052)	$1,039,648

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2019 or 2020.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(270,343)	$(1,918,165)
Reconciling items:
Impairment charges	49,391	1,733,235
Depreciation and amortization	343,408	299,494
Deferred taxes	64,520	(214,615)
Provision for doubtful accounts	2,919	23,593
Amortization of deferred financing charges and note discounts, net	4,508	3,000
Share-based compensation	17,581	14,383
Loss on disposal of operating and other assets	22,771	704
(Gain) Loss on investments	(39,468)	8,613
Equity in loss of nonconsolidated affiliates	1,115	653
Barter and trade income	(9,418)	(7,500)
Other reconciling items, net	8,660	775
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(37,776)	224,044
Increase in prepaid expenses and other current assets	(33,486)	(7,228)
Increase in other long-term assets	(7,392)	(165)
Increase (decrease) in accounts payable and accrued expenses	74,534	(31,343)
Increase (decrease) in accrued interest	1,766	(13,959)
Increase in deferred income	2,500	1,919
Increase in other long-term liabilities	803	18,723
Cash provided by operating activities	196,593	136,161
Cash flows from investing activities:
Business combinations	(245,462)	(12,656)
Proceeds from sale of other investments	50,757	—
Purchases of property, plant and equipment	(101,335)	(58,523)
Proceeds from disposal of assets	36,330	1,742
Change in other, net	(188)	(1,735)
Cash used for investing activities	(259,898)	(71,172)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	—	779,750
Payments on long-term debt and credit facilities	(288,484)	(525,362)
Change in other, net	366	(5,751)
Cash provided by (used for) financing activities	(288,118)	248,637
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(244)	(115)
Net increase (decrease) in cash, cash equivalents and restricted cash	(351,667)	313,511
Cash, cash equivalents and restricted cash at beginning of period	721,187	411,618
Cash, cash equivalents and restricted cash at end of period	$369,520	$725,129
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$247,513	$270,963
Cash paid for income taxes	7,900	5,263
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
These reporting segments reflect how senior management operates the Company and align with certain leadership and organizational changes implemented in the first quarter 2021. This structure provides improved visibility into the underlying performances, results, and margin profiles of our distinct businesses and enables senior management to better monitor trends at the operational level and address opportunities or issues as they arise via regular review of segment-level results and forecasts with operational leaders.
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
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. The Company's revenue in the latter half of the month ended March 31, 2020, through the remainder of 2020 and into 2021 was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions during 2020, which are continuing into 2021, to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact. Although our results for the third quarter of 2021 continued to be impacted by the effects of the COVID-19 pandemic, our revenue for both the three months ended June 30, 2021 and September 30, 2021 increased

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
significantly compared to the three months ended June 30, 2020 and September 30, 2020, including revenue from our Multiplatform segment, which includes our broadcast radio, networks and sponsorship and events businesses.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The provisions of the CARES Act resulted in an increase to allowable interest deductions of $179.4 million during 2020. In addition, the Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, half of which will be due on December 31, 2021 and the other half will be due on December 31, 2022. As of September 30, 2021, the Company has claimed $12.4 million in refundable payroll tax credits related to the CARES Act provisions.
As of September 30, 2021, the Company had approximately $369.1 million in cash and cash equivalents. While the Company expects COVID-19 to continue to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
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

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$369,094	$720,662
Restricted cash included in:
Other current assets	426	—
Other assets	—	525
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$369,520	$721,187
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have a material impact on the Company.
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of the Interbank Offered Rate Transition on Financial Reporting to provide optional relief from applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the future impact of adoption of this standard.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended September 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$483,456	$—	$—	$—	$483,456
Networks(2)	127,920	—	—	—	127,920
Sponsorship and Events(3)	42,663	—	—	—	42,663
Digital, excluding Podcast(4)	—	141,573	—	(1,475)	140,098
Podcast(5)	—	64,196	—	—	64,196
Audio & Media Services(6)	—	—	66,078	(1,188)	64,890
Other(7)	4,636	—	—	(112)	4,524
Total	658,675	205,769	66,078	(2,775)	927,747
Revenue from leases(8)	304	—	—	—	304
Revenue, total	$658,979	$205,769	$66,078	$(2,775)	$928,051

Three Months Ended September 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$404,460	$—	$—	$—	$404,460
Networks(2)	118,982	—	—	—	118,982
Sponsorship and Events(3)	28,898	—	—	—	28,898
Digital, excluding Podcast(4)	—	93,574	—	—	93,574
Podcast(5)	—	22,626	—	—	22,626
Audio & Media Services(6)	—	—	75,039	(1,762)	73,277
Other(7)	2,180	—	—	(168)	2,012
Total	554,520	116,200	75,039	(1,930)	743,829
Revenue from leases(8)	577	—	—	—	577
Revenue, total	$555,097	$116,200	$75,039	$(1,930)	$744,406

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Nine Months Ended September 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$1,293,134	$—	$—	$—	$1,293,134
Networks(2)	366,592	—	—	—	366,592
Sponsorship and Events(3)	93,641	—	—	—	93,641
Digital, excluding Podcast(4)	—	405,276	—	(4,547)	400,729
Podcast(5)	—	155,976	—	—	155,976
Audio & Media Services(6)	—	—	182,390	(5,053)	177,337
Other(7)	8,226	—	—	(447)	7,779
Total	1,761,593	561,252	182,390	(10,047)	2,495,188
Revenue from leases(8)	1,133	—	—	—	1,133
Revenue, total	$1,762,726	$561,252	$182,390	$(10,047)	$2,496,321

Nine Months Ended September 30, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$1,110,155	$—	$—	$—	$1,110,155
Networks(2)	349,889	—	—	—	349,889
Sponsorship and Events(3)	73,055	—	—	—	73,055
Digital, excluding Podcast(4)	—	242,479	—	—	242,479
Podcast(5)	—	59,724	—	—	59,724
Audio & Media Services(6)	—	—	174,517	(5,352)	169,165
Other(7)	7,284	—	—	(503)	6,781
Total	1,540,383	302,203	174,517	(5,855)	2,011,248
Revenue from leases(8)	1,440	—	—	—	1,440
Revenue, total	$1,541,823	$302,203	$174,517	$(5,855)	$2,012,688

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Trade and barter revenues	$49,200	$41,430	$127,654	$113,861
Trade and barter expenses	33,955	44,109	101,998	116,182

The Company recognized barter revenue of $4.9 million and $2.3 million during the three months ended September 30, 2021 and 2020, respectively, and $9.4 million and $7.5 million during the nine months ended September 30, 2021 and 2020, respectively, in connection with investments made in companies in exchange for advertising services. The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Deferred revenue from contracts with customers:
Beginning balance(1)	$149,731	$178,030	$145,493	$162,068
Revenue recognized, included in beginning balance	(52,406)	(79,261)	(84,375)	(86,419)
Additions, net of revenue recognized during period, and other	56,799	73,352	93,006	96,472
Ending balance	$154,124	$172,121	$154,124	$172,121
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2021, the Company expects to recognize $220.5 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of September 30, 2021, the future lease payments to be received by the Company are as follows:

(In thousands)
2021	$277
2022	910
2023	759
2024	579
2025	394
Thereafter	1,828
Total	$4,747

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2021, the Company recognized non-cash impairment charges of $49.4 million, including $38.0 million related to ROU assets, and $11.4 million related to leasehold improvements as a result of proactive decisions by management to abandon and sublease a number of operating leases in connection with strategic actions to streamline the Company’s real estate footprint as part of the Company’s modernization initiatives.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$100,815	$99,634
Lease liabilities arising from obtaining right-of-use assets(1)	35,317	41,982

(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the nine months ended September 30, 2021 and 2020, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $75.8 million and $78.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Acquisitions
On March 31, 2021, the Company acquired Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $228.5 million in cash. The assets acquired as part of this transaction consisted of $69.4 million in current and fixed assets, consisting primarily of accounts receivable and technology, and $191.5 million in intangible assets, consisting primarily of customer relationships, along with $168.2 million in goodwill (of which $6.9 million is tax-deductible). The Company also assumed liabilities of $32.4 million, consisting primarily of accounts payable and deferred tax liabilities. The assessment of fair value of assets acquired and liabilities assumed is preliminary and is based on information that was available to management at the time these consolidated financial statements were prepared. The finalization of the Company’s acquisition accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2021 and December 31, 2020, respectively:

(In thousands)	September 30, 2021	December 31, 2020
Land, buildings and improvements	$337,696	$386,980
Towers, transmitters and studio equipment	174,461	169,788
Computer equipment and software	489,027	398,084
Furniture and other equipment	31,711	45,711
Construction in progress	64,769	25,073
	1,097,664	1,025,636
Less: accumulated depreciation	327,895	213,934
Property, plant and equipment, net	$769,769	$811,702

Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The key assumptions used in applying the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average FCC license within a market.
No impairment was recognized as a result of the Company's annual impairment test on indefinite-lived intangible assets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2021 and December 31, 2020, respectively:

(In thousands)	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,636,357	$(415,720)	$1,620,509	$(286,066)
Talent and other contracts	338,900	(106,266)	375,900	(84,065)
Trademarks and tradenames	335,861	(79,714)	326,061	(54,358)
Other	27,994	(8,047)	31,351	(4,840)
Total	$2,339,112	$(609,747)	$2,353,821	$(429,329)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended September 30, 2021 and 2020 was $64.3 million and $64.5 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the nine months ended September 30, 2021 and 2020 was $218.0 million and $193.0 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2022	$254,720
2023	246,014
2024	244,589
2025	213,396
2026	201,474

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services	Consolidated
Balance as of December 31, 2019	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Acquisitions	44,606	—	44,606
Dispositions	(164)	—	(164)
Foreign currency	—	245	245
Balance as of December 31, 2020	$2,041,536	$104,399	$2,145,935

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	1,267	168,224	—	169,491
Dispositions	(1,446)	—	—	(1,446)
Foreign currency	—	—	(156)	(156)
Balance as of September 30, 2021	$1,462,038	$747,543	$104,243	$2,313,824

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company’s reporting units for purposes of performing the interim goodwill impairment test. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.
The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units as of July 1 as part of the annual impairment test. No impairment was recognized as a result of the Company's annual impairment test on goodwill.
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
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of September 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Term Loan Facility due 2026	$1,864,032	$2,080,259
Incremental Term Loan Facility due 2026	401,220	447,750
Asset-based Revolving Credit Facility due 2023(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	5,369	22,753
Total consolidated secured debt	4,320,621	4,600,762

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	—	6,782
Original issue discount	(14,156)	(18,817)
Long-term debt fees	(19,090)	(21,797)
Total debt	5,737,375	6,016,930
Less: Current portion	725	34,775
Total long-term debt	$5,736,650	$5,982,155
(1)As of September 30, 2021, the senior secured asset-based revolving credit facility (the “ABL Facility”) had a facility size of $450.0 million, no outstanding borrowings and $28.5 million of outstanding letters of credit, resulting in $421.5 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2022 through 2045.

The Company’s weighted average interest rate was 5.4% and 5.5% as of September 30, 2021 and December 31, 2020, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.9 billion and $6.2 billion as of September 30, 2021 and December 31, 2020, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

On July 16, 2021, iHeartCommunications, Inc. ("iHeartCommunications") entered into an amendment to the credit agreement governing its Term Loan credit facilities. The amendment reduced the interest rate of its Incremental Term Loan Facility due 2026 to a Eurocurrency Rate of LIBOR plus a margin of 3.25% and floor of 0.50% (from LIBOR plus a margin of 4.00% and floor of 0.75%). The Base Rate interest amount was reduced to Base Rate plus a margin of 2.25% and floor of 1.50%. In connection with the amendment, iHeartCommunications voluntarily prepaid $250.0 million of borrowings outstanding under

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the Term Loan credit facilities with cash on hand, resulting in a reduction of $44.3 million of the existing Incremental Term Loan Facility due 2026 and $205.7 million of the Term Loan Facility due 2026.

Under the terms of the Term Loan Facility Credit Agreement, iHeartCommunications made quarterly principal payments of $6.4 million during the three months ended March 31, 2021, June 30, 2021 and September 30, 2020, and previously made payments of $5.25 million during the three months ended March 31, 2020 and June 30, 2020. Following the prepayment of $250.0 million of borrowings outstanding under the Term Loan credit facilities on July 16, 2021, iHeartCommunications is no longer required to make such quarterly payments.

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
On May 1, 2019 (the “Effective Date”), in accordance with the Plan of Reorganization, iHeart Operations issued 60,000 shares of its Series A Perpetual Preferred Stock, par value $0.001 per share (the "iHeart Operations Preferred Stock"), having an aggregate initial liquidation preference of $60.0 million for a cash purchase price of $60.0 million. The iHeart Operations Preferred Stock was purchased by a third party investor. As of September 30, 2021, the liquidation preference of the iHeart Operations Preferred Stock was $60.0 million. The iHeart Operations Preferred Stock was mandatorily redeemable for cash at a date certain and therefore is classified as a liability in the Company's balance sheet.
On October 27, 2021, iHeart Operations repurchased all of the iHeart Operations Preferred Stock with cash on hand for an aggregate price of $64.4 million (“Redemption Price”), including accrued dividends, upon obtaining consent from the third party investor. The Redemption Price included a negotiated make-whole premium as the redemption occurred prior to the optional redemption date set forth in the Certificate of Designation governing the iHeart Operations Preferred Stock. Subsequent to the transaction, the preferred shares were retired and cancelled and are no longer outstanding.

Holders of the iHeart Operations Preferred Stock were entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly. Dividends were payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the three months ended September 30, 2021 and 2020 the Company recognized $2.3 million and $2.7 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock. During the nine months ended September 30, 2021 and 2020 the Company recognized $6.9 million and $6.9 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock.

Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2021, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $8.8 million, $28.9 million and $0.2 million, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
On November 9, 2020, the Company notified the holders of Special Warrants of the commencement of an exchange process (the “Exchange Notice”). On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules (the “Exchange”). Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. See “Item 1. Business – Regulation of Our Business, Alien Ownership Restrictions” of our Annual Report on Form 10-K for the year ended December 31, 2020 and "Part II, Item 1A. Risk Factors - Regulatory, Legislative and Litigation Risks, Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock without FCC approval" in this Quarterly Report on Form 10-Q for additional information.
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
On March 26, 2021, the FCC conditioned the approval of applications by the Company to acquire certain radio stations, which were pending prior to the GMEI Investors’ Schedule 13D filing, on the Company taking certain actions with respect to the GMEI Investors' rights as stockholders of the Company. On that same date, and in order to implement the conditions required by the FCC, the Company’s Board of Directors (the “Board”) resolved to take certain actions to limit the rights of the GMEI Investors, including, but not limited to, suspending all voting rights of GEMI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5 percent of the equity and/or voting interests of the Company.

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

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current tax expense	$(7,651)	$(1,698)	$(12,717)	$(5,134)
Deferred tax benefit (expense)	34,798	16,926	(64,520)	214,615
Income tax benefit (expense)	$27,147	$15,228	$(77,237)	$209,481

The effective tax rates for the three and nine months ended September 30, 2021 were 115.6% and (40.0)%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

The effective tax rates for the three and nine months ended September 30, 2020 were 32.2% and 9.8%, respectively. The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the impairment charges to non-deductible goodwill. The deferred tax benefit primarily consists of $125.5 million related to the FCC license impairment charges recorded during the period.

NOTE 8 – STOCKHOLDER'S EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan (the "2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. Pursuant to our 2021 Plan, we will continue to grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $6.0 million and $5.9 million for the Company for the three months ended September 30, 2021 and the three months ended September 30, 2020, respectively. Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $17.6 million and $14.7 million for the Company for the nine months ended September 30, 2021 and September 30, 2020, respectively.
In August 2020, the Company issued performance-based restricted stock units ("Performance RSUs") to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the three and nine months ended September 30, 2021, the Company recognized $0.4 million and $1.4 million in relation to these Performance RSUs. In the three and nine months ended September 30, 2020, the Company recognized $1.1 million in relation to these Performance RSUs.
As of September 30, 2021, there was $45.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.3 years. In addition, as of September 30, 2021, there was $0.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on certain performance conditions.
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
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of September 30, 2021:

September 30, 2021
(Unaudited)
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	119,669,831
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	22,505,661
Special Warrants	5,304,430
Total Class A Common Stock, Class B Common Stock and Special Warrants issued	147,479,922

During the three and nine months ended September 30, 2021, stockholders converted 1,130,851 and 6,718,576 shares of the Class B common stock into Class A common stock. During the three and nine months ended September 30, 2020, stockholders converted 7,263 and 13,323 shares of the Class B common stock into Class A common stock.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On November 9, 2020, the Company sent Exchange Notices to the holders of Special Warrants, notifying them of the Exchange process. On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. See "Part II, Item 1A. Risk Factors - Regulations imposed by the Communications Act and the FCC limit the amount of foreign individuals or entities that may invest in our capital stock without FCC approval" of this Quarterly Report on Form 10-Q and "Part I, Item 1. Business – Regulation of Our Business, Alien Ownership Restrictions" of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
During the three and nine months ended September 30, 2021, stockholders exercised 60,698 and 47,197,139 Special Warrants for an equivalent number of shares of Class A common stock, respectively. There were no Special Warrants exercised for an equivalent number of shares of Class B common stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, stockholders exercised 22,337,312 Special Warrants for an equivalent number of shares of Class B common stock. During the three and nine months ended September 30, 2020 , stockholders exercised 1,986,278 and 4,990,132 Special Warrants for an equivalent number of shares of Class A common stock. During the three and nine months ended September 30, 2020, stockholders exercised 704 and 2,049 Special Warrants for an equivalent number of shares of Class B common stock.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$3,180	$(32,112)	$(270,829)	$(1,918,165)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	147,040	146,152	146,591	145,911
Stock options and restricted stock(2):	3,357	—	—	—
Weighted average common shares outstanding - diluted	150,397	146,152	146,591	145,911

Net income (loss) attributable to the Company per common share:
Basic	$0.02	$(0.22)	$(1.85)	$(13.15)
Diluted	$0.02	$(0.22)	$(1.85)	$(13.15)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and nine months ended September 30, 2021 and 2020.
(2) Outstanding equity awards representing 0.3 million and 9.6 million shares of Class A common stock of the Company for the three months ended September 30, 2021 and 2020, respectively, and 10.6 million and 8.5 million for the nine months ended September 30, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three and nine months ended September 30, 2021 and 2020:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2021
Revenue	$658,979	$205,769	$66,078	$—	$(2,775)	$928,051
Operating expenses(1)	450,549	138,646	43,656	67,762	(2,775)	697,838
Segment Adjusted EBITDA(2)	$208,430	$67,123	$22,422	$(67,762)	$—	$230,213
Depreciation and amortization						(108,100)
Impairment charges						(11,647)
Other operating expense, net						(12,341)
Restructuring expenses						(12,021)
Share-based compensation expense						(5,993)
Operating income						$80,111

Intersegment revenues	$112	$1,475	$1,188	$—	$—	$2,775
Capital expenditures	$35,082	$6,223	$3,967	$5,002	$—	$50,274
Share-based compensation expense	$—	$—	$—	$5,993	$—	$5,993

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2020
Revenue	$555,097	$116,200	$75,039	$—	$(1,930)	$744,406
Operating expenses(1)	416,131	81,042	46,247	40,792	(1,930)	582,282
Segment Adjusted EBITDA(2)	$138,966	$35,158	$28,792	$(40,792)	$—	$162,124
Depreciation and amortization						(99,379)
Other operating expense, net						(1,675)
Restructuring expenses						(15,790)
Share-based compensation expense						(5,885)
Operating income						$39,395

Intersegment revenues	$168	$—	$1,762	$—	$—	$1,930
Capital expenditures	$12,056	$4,029	$850	$2,042	$—	$18,977
Share-based compensation expense	$—	$—	$—	$5,885	$—	$5,885

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2021
Revenue	$1,762,726	$561,252	$182,390	$—	$(10,047)	$2,496,321
Operating expenses(1)	1,268,107	399,828	124,148	197,317	(10,047)	1,979,353
Segment Adjusted EBITDA(2)	$494,619	$161,424	$58,242	$(197,317)	$—	$516,968
Depreciation and amortization						(343,408)
Impairment charges						(49,391)
Other operating expense, net						(27,491)
Restructuring expenses						(47,216)
Share-based compensation expense						(17,581)
Operating income						$31,881

Intersegment revenues	$447	$4,547	$5,053	$—	$—	$10,047
Capital expenditures	$66,522	$17,934	$6,158	$10,721	$—	$101,335
Share-based compensation expense	$—	$—	$—	$17,581	$—	$17,581

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2020
Revenue	$1,541,823	$302,203	$174,517	$—	$(5,855)	$2,012,688
Operating expenses(1)	1,265,094	231,589	127,774	120,906	(5,855)	1,739,508
Segment Adjusted EBITDA(2)	$276,729	$70,614	$46,743	$(120,906)	$—	$273,180
Depreciation and amortization						(299,494)
Impairment charges						(1,733,235)
Other operating expense, net						(3,247)
Restructuring expenses						(72,947)
Share-based compensation expense						(14,728)
Operating loss						$(1,850,471)

Intersegment revenues	$503	$—	$5,352	$—	$—	$5,855
Capital expenditures	$34,843	$10,714	$2,473	$10,493	$—	$58,523
Share-based compensation expense	$—	$—	$—	$14,728	$—	$14,728
(1) Consolidated operating expenses consist of Direct operating expenses and Selling, general and administrative expenses and exclude Restructuring expenses, share-based compensation expenses and depreciation and amortization.
(2) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Loss to Adjusted EBITDA" and "Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA" in Item 2 of this Quarterly Report on Form 10-Q. Beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment.

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
These reporting segments reflect how senior management operates the Company and align with certain leadership and organizational changes implemented in the first quarter of 2021. This structure provides improved visibility into the underlying performances, results, and margin profiles of our distinct businesses and enables senior management to better monitor trends at the operational level and address opportunities or issues as they arise via regular review of segment-level results and forecasts with operational leaders.
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
Over the past ten years, we have transitioned our business from a single platform radio broadcast operator to a company with multiple platforms including digital, podcasting, networks and events, as well as ad technology capabilities. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe the presentation of our results by segment provides additional insight into our broadcast radio business and our fast-growing digital business. We believe that our ability to generate cash flow from operations from our business initiatives and our current cash on hand will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months.
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
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP.  A recession or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue. As a result of the impact of the coronavirus pandemic (“COVID-19”) and the resulting impact on the U.S. economy, our revenue for the nine months ended September 30, 2021 was negatively impacted. Beginning in March 2020 and continuing in the following months, we saw a sharp decline in each of our Broadcast radio, Networks and Sponsorships revenue streams. Although our results for the third quarter of 2021 continued to be impacted by the effects of the COVID-19 pandemic, our revenue for both the three months ended June 30, 2021 and September 30, 2021 increased significantly compared to the three months ended June 30, 2020 and September 30, 2020. Although revenues significantly increased in the nine months ended September 30, 2021 compared to the prior year for our Broadcast radio, Networks and Sponsorships revenue streams of our Multiplatform Group, revenue from these revenue streams has not fully recovered from the impact of COVID-19. Our Digital Audio Group revenues, including podcasting, have continued to grow each quarter year-over-year during the COVID-19 pandemic.
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
Our investments in modernization delivered approximately $50 million of in-year savings in 2020 and remain on track to achieve the target of $100 million of cost savings in 2021.
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
Impairment Charges
As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related structural lease expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the nine months ended September 30, 2021, we recognized non-cash impairment charges of $49.4 million as a result of these cost-savings initiatives.
We perform our annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. No impairment was required as part of the 2021 annual impairment testing. As a result of the COVID-19 pandemic and the economic downturn starting in March 2020, the Company performed interim impairment tests as of March 31, 2020 on its indefinite-lived FCC licenses and goodwill, resulting in non-cash impairment charges of $502.7 million and $1.2 billion on its FCC licenses and goodwill, respectively. For more information, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges and annual impairment tests.
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

Executive Summary
Although our results for the third quarter of 2021 continued to be impacted by the effects of the COVID-19 pandemic, our revenues increased significantly, including revenue from our Multiplatform segment, which includes our broadcast radio, networks and sponsorship and events businesses. Digital revenue, including podcasting, continued to grow year-over-year.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $928.1 million increased $183.6 million, or 24.7% during the quarter ended September 30, 2021 compared to Revenue of $744.4 million in the prior year's third quarter.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group increased $103.9 million and $69.5 million compared to the prior year's third quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $89.6 million and $32.0 million compared to the prior year's third quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group decreased $9.0 million and $6.4 million compared to the prior year's third quarter, respectively.
•Operating income of $80.1 million was up from $39.4 million in the prior year’s third quarter.
•Net income of $3.7 million compared to a Net loss of $32.1 million in the prior year's third quarter.
•Adjusted EBITDA(1) of $230.2 million, was up $68.1 million from $162.1 million in prior year's third quarter.
•Cash flows provided by operating activities of $95.7 million increased from Cash flows provided by operating activities of $33.3 million in the prior year's third quarter.
•Free cash flow(2) of $45.5 million improved from $14.3 million in the prior year's third quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		%
	2021	2020	Change
Revenue	$928,051	$744,406	24.7%
Operating income	$80,111	$39,395	103.4%
Net income (loss)	$3,673	$(32,112)	NM
Cash provided by operating activities	$95,736	$33,252	187.9%

Adjusted EBITDA(1)	$230,213	$162,124	42.0%
Free cash flow(2)	$45,462	$14,275	218.5%
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Income (Loss) to Adjusted EBITDA" and "Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$928,051	$744,406	$2,496,321	$2,012,688
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	325,766	270,862	939,094	808,925
Selling, general and administrative expenses (excludes depreciation and amortization)	390,086	333,095	1,105,056	1,018,258
Depreciation and amortization	108,100	99,379	343,408	299,494
Impairment charges	11,647	—	49,391	1,733,235
Other operating expense, net	12,341	1,675	27,491	3,247
Operating income (loss)	80,111	39,395	31,881	(1,850,471)
Interest expense, net	82,481	85,562	252,489	257,614
Gain (loss) on investments, net	(10,367)	62	39,468	(8,613)
Equity in loss of nonconsolidated affiliates	(1,056)	(58)	(1,115)	(653)
Other expense, net	(9,681)	(1,177)	(10,851)	(10,295)
Loss before income taxes	(23,474)	(47,340)	(193,106)	(2,127,646)
Income tax benefit (expense)	27,147	15,228	(77,237)	209,481
Net income (loss)	3,673	(32,112)	(270,343)	(1,918,165)
Less amount attributable to noncontrolling interest	493	—	486	—
Net income (loss) attributable to the Company	$3,180	$(32,112)	$(270,829)	$(1,918,165)

The tables below present the comparison of our revenue streams for the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Broadcast Radio	$483,456	$404,460	19.5%	$1,293,134	$1,110,155	16.5%
Networks	127,920	118,982	7.5%	366,592	349,889	4.8%
Sponsorship and Events	42,663	28,898	47.6%	93,641	73,055	28.2%
Other	4,940	2,757	79.2%	9,359	8,724	7.3%
Multiplatform Group	658,979	555,097	18.7%	1,762,726	1,541,823	14.3%
Digital, excluding Podcast	141,573	93,574	51.3%	405,276	242,479	67.1%
Podcast	64,196	22,626	183.7%	155,976	59,724	161.2%
Digital Audio Group	205,769	116,200	77.1%	561,252	302,203	85.7%
Audio & Media Services Group	66,078	75,039	(11.9)%	182,390	174,517	4.5%
Eliminations	(2,775)	(1,930)		(10,047)	(5,855)
Revenue, total	$928,051	$744,406	24.7%	$2,496,321	$2,012,688	24.0%

Consolidated results for the three and nine months ended September 30, 2021 compared to the consolidated results for the three and nine months ended September 30, 2020 were as follows:

Revenue
Consolidated revenue increased $183.6 million during the three months ended September 30, 2021 compared to the same period of 2020. The increase in Consolidated revenue is attributable to the continued recovery from the macroeconomic effects of COVID-19 and the continuing growth of our operating businesses. Multiplatform revenue increased $103.9 million, or 18.7%, primarily resulting from strengthening demand for broadcast advertising compared to the third quarter of 2020, partially offset by lower political advertising revenue compared to the same period of 2020, which was a presidential election year. Digital Audio revenue increased $89.6 million, or 77.1%, driven primarily by continuing increases in demand for digital advertising and the continued growth of podcasting. Audio & Media Services revenue decreased $9.0 million due to lower political advertising revenue, partially offset by the continued recovery from the impact of COVID-19.
Consolidated revenue increased $483.6 million during the nine months ended September 30, 2021 compared to the same period of 2020. The increase in Consolidated revenue is attributable to the continued recovery from the macroeconomic effects of COVID-19 and the continuing growth of our operating businesses. Multiplatform revenue increased $220.9 million, primarily resulting from strengthening demand for broadcast advertising. Digital Audio revenue increased $259.0 million, driven primarily by continuing increases in demand for digital advertising, including continued growth in podcasting. Audio & Media Services revenue increased $7.9 million primarily due to the continued recovery from the impact of COVID-19, partially offset by decreases in political advertising revenue.

Direct Operating Expenses
Consolidated direct operating expenses increased $54.9 million during the three months ended September 30, 2021 compared to the same period of 2020, primarily as a result of the expenses directly associated with the significant increase in revenue. The increase in direct operating expenses was driven primarily by higher content and talent and profit sharing expenses, third-party digital costs, and costs related to the return of local and national live events. The increase in Consolidated direct operating expenses was partially offset by lower employee compensation and other expenses resulting from our modernization and cost-reduction initiatives executed in 2020 and 2021.
Consolidated direct operating expenses increased $130.2 million during the nine months ended September 30, 2021 compared to the same period of 2020. The increase in Direct operating expenses was driven primarily by higher variable expenses, along with higher third-party digital costs and talent and profit sharing expenses due to higher revenue. In addition, variable operating expenses, including music license and performance royalty fees, also increased as a result of higher revenue. Variable expenses related to events also increased as a result of the return of live events. The increase in Consolidated direct operating expenses was partially offset by lower employee compensation and other expenses resulting from our modernization and cost-reduction initiatives executed in 2020 and early 2021.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $57.0 million during the three months ended September 30, 2021 compared to the same period of 2020. The increase in Consolidated SG&A expenses was driven primarily by increased employee compensation expenses resulting primarily from higher variable bonus expense based on financial performance and higher sales commission expenses as a result of higher revenue. In the prior year the Company did not pay bonuses to the vast majority of employees. In addition, increased headcount resulting from investments in our digital businesses contributed to the increase in Consolidated SG&A expenses. These increases were partially offset by lower trade expense due to the timing of expenses incurred in connection with the iHeartRadio Music Festival, as well as decreases in employee compensation and other expenses resulting from modernization and cost-reduction initiatives taken in response to the COVID-19 pandemic.

Consolidated SG&A expenses increased $86.8 million during the nine months ended September 30, 2021 compared to the same period of 2020. The increase in SG&A expenses was driven primarily by higher employee compensation expenses resulting from higher variable bonus accruals based on financial performance as well as an increase in headcount resulting from investments in our digital businesses. Sales commission expenses also increased as a result of higher revenue. These increases were partially offset by lower bad debt expense, lower trade expense due to the timing of expenses incurred in connection with the iHeartRadio Music Festival, as well as decreases in employee compensation and other expenses resulting from modernization and cost-reduction initiatives taken in response to the COVID-19 pandemic.

Depreciation and Amortization
Depreciation and amortization increased $8.7 million and $43.9 million during the three and nine months ended September 30, 2021 compared to the same periods of 2020, primarily as a result of increased capital expenditures and the impact of acquired businesses, and accelerated amortization of certain intangible assets.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. As part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the three and nine months ended September 30, 2021, we recognized non-cash impairment charges of $11.6 million and $49.4 million related to certain of our right-of-use assets and leasehold improvements as a result of these cost-savings initiatives. No impairment charges were recorded in the third quarter of 2021 or 2020 in connection with our annual impairment testing of goodwill and FCC licenses. In the nine months ended September 30, 2020, we recognized non-cash impairment charges to our goodwill and FCC licenses of $1.7 billion as a result of the adverse effects caused by the COVID-19 pandemic on estimated future cash flows in the first quarter of 2020.

Other Operating Expense, Net
Other operating expense, net of $12.3 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and Other operating expense, net of $27.5 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively, relate primarily to net losses recognized on asset disposals in connection with our real estate optimization initiatives.
Interest Expense
Interest expense decreased $3.1 million during the three months ended September 30, 2021 compared to the same period of 2020, primarily as a result of the interest rate reduction of our amended incremental term loan facility and the $250.0 million voluntary repayment made in July 2021 on our term loan credit facilities in connection with the repricing transaction.

Interest expense decreased $5.1 million during the nine months ended September 30, 2021 compared to the same period of 2020, primarily as a result of the impact of lower LIBOR rates and the $250.0 million voluntary repayment of our term loan facilities and amended incremental term loan facility in July 2021, partially offset by the issuance of incremental term loans in the third quarter of 2020.

Gain (Loss) on Investments, Net
During the three months ended September 30, 2021, we recognized a loss on investments, net of $10.4 million in connection with estimated credit losses and declines in the value of our investments. During the nine months ended September 30, 2021, we recognized a gain of $39.5 million, primarily related to the sale of our investment in the San Antonio Spurs. In the three months ended September 30, 2020 we recognized a gain of $0.1 million. In the nine months ended September 30, 2020 we recognized a loss of $8.6 million primarily in connection with estimated credit losses and declines in the value of our investments.

Other Expense, Net
Other expense, net was $9.7 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $10.9 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively. Other expense, net for the three and nine months ended September 30, 2021 related primarily to the write-off of unamortized debt issuance costs upon our voluntary partial prepayment of our Term Loan Facilities in July 2021, and finance lease termination payments. Other expense, net for the nine months ended September 30, 2020 related primarily to costs incurred to amend our Term Loan Facility and professional fees.

Income Tax Benefit (Expense)

The effective tax rate for the Company for the three and nine months ended September 30, 2021 was 115.6% and (40.0)%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

The effective tax rate for the three and nine months ended September 30, 2020 was 32.2% and 9.8%, respectively. The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the impairment charges discussed above. The deferred tax benefit primarily consisted of $125.5 million related to the FCC license impairment charges recorded during the period.

Net Income (Loss) Attributable to the Company

Net income attributable to the Company increased $35.3 million to Net income attributable to the Company of $3.2 million during the three months ended September 30, 2021 compared to a Net loss attributable to the Company of $32.1 million during the three months ended September 30, 2020, primarily as a result of the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic and the continuing growth of our operating businesses.

Net loss attributable to the Company decreased $1,647.3 million to $270.8 million during the nine months ended September 30, 2021 compared to Net loss attributable to the Company of $1,918.2 million during the nine months ended September 30, 2020, primarily as a result of the impairment charge recognized during the first quarter of 2020 and the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic and the continuing growth of our operating businesses.

Multiplatform Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$658,979	$555,097	18.7%	$1,762,726	$1,541,823	14.3%
Operating expenses(1)	450,549	416,131	8.3%	1,268,107	1,265,094	0.2%
Segment Adjusted EBITDA	$208,430	$138,966	50.0%	$494,619	$276,729	78.7%
Segment Adjusted EBITDA margin	31.6%	25.0%		28.1%	17.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Multiplatform Group increased $103.9 million compared to the prior year, primarily as a result of the continued recovery from the negative impact of the COVID-19 pandemic in 2020. Broadcast revenue grew $79.0 million, or 19.5%, year-over-year, while Networks grew $8.9 million, or 7.5%, year-over-year. Revenue from Sponsorship and Events increased by $13.8 million, or 47.6%, year-over-year, primarily as a result of the return of live events. These increases were partially offset by a $15.1 million decrease in political revenue compared to the same period in 2020, which was a presidential election year.

Operating expenses increased $34.4 million, driven primarily by higher variable employee compensation expenses, including commission and bonus expense, as well as higher talent and profit-sharing fees, both as a result of higher revenue, and higher expenses related to the return of live events, which were partially offset by lower trade expenses resulting from the timing of expenses incurred in connection with the iHeartRadio Music Festival. These increases were partially offset by lower employee compensation and other expenses resulting from our modernization and cost-reduction initiatives executed in 2020 and early 2021.

Nine Months

Revenue from our Multiplatform Group increased $220.9 million compared to the comparative period in the prior year, primarily as a result of the continued recovery from the negative impact of the COVID-19 pandemic on our traditional radio business. Broadcast revenue increased $183.0 million, or 16.5%, year-over-year, while Networks grew $16.7 million, or 4.8%, year-over-year. Revenue from Sponsorship and Events increased by $20.6 million, or 28.2%, year-over-year, primarily as a result of the return of live events.

Operating expenses increased $3.0 million, driven primarily by higher variable employee compensation expense including commission and bonus expense, as well as higher talent and profit share fees, both driven by higher revenue, and higher expenses related to the return of live events. The increase was partially offset by lower bad debt expense as well as lower employee compensation and other expenses resulting from our modernization and cost-reduction initiatives.

Digital Audio Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$205,769	$116,200	77.1%	$561,252	$302,203	85.7%
Operating expenses(1)	138,646	81,042	71.1%	399,828	231,589	72.6%
Segment Adjusted EBITDA	$67,123	$35,158	90.9%	$161,424	$70,614	128.6%
Segment Adjusted EBITDA margin	32.6%	30.3%		28.8%	23.4%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Digital Audio Group increased $89.6 million compared to the prior year, including growth from Digital, excluding Podcast revenue, which grew $48.0 million, or 51.3%, year-over-year, driven by increased demand for digital advertising, and Podcast revenue which increased by $41.6 million, or 183.7%, year-over-year, driven by higher revenues from the development of new podcasts as well as growth from existing podcasts. Digital Audio Group revenue increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory utilizing our sales force and advertising technology platforms, partially driven by leveraging our prior strategic investments in the digital space.

Operating expenses increased $57.6 million in connection with our Digital Audio Group’s significant revenue growth, including the impact of higher variable employee compensation expense, variable content and third-party digital costs due to higher revenue and the development of new podcasts. In addition, operating expenses increased due to increased headcount resulting from our investments in key infrastructure to support our growing digital operations, as well as higher variable compensation expenses including sales commissions and bonus arrangements.

Nine Months

Revenue from our Digital Audio Group increased $259.0 million compared to the prior year, led by Digital, excluding Podcast revenue, which grew $162.8 million, or 67.1%, year-over-year, driven by increased demand for digital advertising. Podcast revenue also increased by $96.3 million, or 161.2%, year-over-year, driven by higher revenues from the development of new podcasts and growth from existing podcasts. Digital Audio Group revenues increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory utilizing our sales force and advertising technology platforms, partially driven by investments in the digital space.

Operating expenses increased $168.2 million in connection with our Digital Audio Group’s significant revenue growth, including the impact of variable employee compensation expense, variable content and talent costs and third-party digital costs due to higher revenue, as well as increased content and production costs primarily resulting from the development of new podcasts. In addition, operating expenses increased due to additional headcount resulting from investments in the digital space, as well as higher variable compensation expenses including sales commissions and bonus arrangements.

Audio & Media Services Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$66,078	$75,039	(11.9)%	$182,390	$174,517	4.5%
Operating expenses(1)	43,656	46,247	(5.6)%	124,148	127,774	(2.8)%
Segment Adjusted EBITDA	$22,422	$28,792	(22.1)%	$58,242	$46,743	24.6%
Segment Adjusted EBITDA margin	33.9%	38.4%		31.9%	26.8%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Audio & Media Services Group decreased $9.0 million compared to the comparative period in the prior year due to lower political advertising revenue compared to 2020, which was a presidential election year, partially offset by the continued recovery from the impact of the COVID-19 pandemic.

Operating expenses decreased $2.6 million primarily as a result of lower expenses due to our modernization and cost-reduction initiatives.

Nine Months

Revenue from our Audio & Media Services Group increased $7.9 million compared to the comparative period in the prior year as a result of the continued recovery from the negative impact of the COVID-19 pandemic, partially offset by lower political advertising revenue.

Operating expenses decreased $3.6 million primarily as a result of lower expenses due to our modernization and cost-reduction initiatives.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income (loss)	$80,111	$39,395	$31,881	$(1,850,471)
Depreciation and amortization	108,100	99,379	343,408	299,494
Impairment charges	11,647	—	49,391	1,733,235
Other operating expense, net	12,341	1,675	27,491	3,247
Share-based compensation expense	5,993	5,885	17,581	14,728
Restructuring expenses	12,021	15,790	47,216	72,947
Adjusted EBITDA(1)	$230,213	$162,124	$516,968	$273,180

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,673	$(32,112)	$(270,343)	$(1,918,165)
Income tax (benefit) expense	(27,147)	(15,228)	77,237	(209,481)
Interest expense, net	82,481	85,562	252,489	257,614
Depreciation and amortization	108,100	99,379	343,408	299,494
EBITDA	$167,107	$137,601	$402,791	$(1,570,538)
Loss (gain) on investments, net	10,367	(62)	(39,468)	8,613
Other expense, net	9,681	1,177	10,851	10,295
Equity in loss of nonconsolidated affiliates	1,056	58	1,115	653
Impairment charges	11,647	—	49,391	1,733,235
Other operating expense, net	12,341	1,675	27,491	3,247
Share-based compensation expense	5,993	5,885	17,581	14,728
Restructuring expenses	12,021	15,790	47,216	72,947
Adjusted EBITDA(1)	$230,213	$162,124	$516,968	$273,180

(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Loss (gain) on investments, net, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash Provided by Operating Activities to Free Cash Flow

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash provided by operating activities	$95,736	$33,252	$196,593	$136,161
Purchases of property, plant and equipment	(50,274)	(18,977)	(101,335)	(58,523)
Free cash flow(1)	$45,462	$14,275	$95,258	$77,638
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

Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), we historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the 2019 Plan. Pursuant to our 2021 Plan, we will continue to grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

Share-based compensation expenses are recorded in SG&A expenses and were $6.0 million and $5.9 million for the three months ended September 30, 2021 and 2020, respectively, and $17.6 million and $14.7 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $45.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.3 years. In addition, as of September 30, 2021, there was $0.3 million of unrecognized compensation costs related to unvested share-based compensation arrangements that will vest based on performance conditions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Cash provided by (used for):
Operating activities	$196,593	$136,161
Investing activities	$(259,898)	$(71,172)
Financing activities	$(288,118)	$248,637
Free Cash Flow(1)	$95,258	$77,638

(1) For a definition of Free cash flow from operations and a reconciliation to Cash provided by operating activities from operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities from operations to Free cash flow from operations” in this MD&A.
Operating Activities
Cash provided by operating activities increased from $136.2 million in the nine months ended September 30, 2020 to $196.6 million in the nine months ended September 30, 2021 primarily as a result of an increase in cash flows generated from higher revenues and operating profitability as the Company's businesses continue to recover from the impact of the COVID-19 pandemic. The increase in cash provided by operating activities was partially offset by changes in working capital balances, particularly accounts receivable, which was impacted by the timing of collections.

Investing Activities

Cash used for investing activities of $259.9 million during the nine months ended September 30, 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.5 million. In addition, $101.3 million in cash was used for capital expenditures. We spent $66.5 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, and $17.9 million in our Digital Audio Group segment primarily related to IT infrastructure, $6.2 million in our Audio & Media Services Group segment, primarily related to software and $10.7 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by cash provided by investing activities primarily related to proceeds of $50.8 million received from the sale of our investment in the San Antonio Spurs.
Cash used for investing activities of $71.2 million during the nine months ended September 30, 2020 primarily reflects $58.5 million in cash used for capital expenditures. We spent $34.8 million for capital expenditures in our Multiplatform Group segment primarily related to IT infrastructure, $10.7 million in our Digital Audio Group segment primarily related to investments in our digital platform, $2.5 million in our Audio & Media Services Group segment, primarily related to acquired software and $10.5 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities of $288.1 million during the nine months ended September 30, 2021 primarily resulted from the $250.0 million voluntary repayment of our term loan credit facilities in connection with the repricing transaction, and required quarterly principal payments made on our Term Loan Facility and repayment of a subsidiary note payable. As a result of our voluntary prepayment, our Term Loan Facility no longer requires quarterly principal payments.
Cash provided by financing activities of $248.6 million during the nine months ended September 30, 2020 primarily resulted from the net proceeds of $425.8 million from the issuance of incremental term loan commitments, offset by the $150.0 million prepayment on our Term Loan Facility in the first quarter of 2020, along with required quarterly principal payments made on the Term Loan Facility.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $369.1 million as of September 30, 2021, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. As of September 30, 2021, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $28.5 million in outstanding letters of credit, resulting in $421.5 million of borrowing base availability. Together with our cash balance of $369.1 million as of September 30, 2021 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $791 million.

On July 16, 2021, we amended the Term Loan credit facilities and voluntarily prepaid $250.0 million of borrowings outstanding under these facilities using cash on hand. On October 27, 2021, iHeart Operations repurchased all of the iHeart Operations Preferred Stock with cash on hand for an aggregate price of $64.4 million (“Redemption Price”), including accrued dividends, upon obtaining consent from the third party investor. The Redemption Price included a negotiated make-whole premium as the redemption occurred prior to the optional redemption date set forth in the Certificate of Designation governing the iHeart Operations Preferred Stock. Subsequent to the transaction, the preferred shares were retired and cancelled and are no longer outstanding.

We continue to evaluate the ongoing impact of COVID-19 on our business. The challenges that COVID-19 has created for advertisers and consumers have had a significant impact on our revenue for the nine months ended September 30, 2021 and have created a business outlook that is less clear in the near term. Although our results continued to be impacted by the effects of the COVID-19 pandemic, our revenue for both the three months ended June 30, 2021 and September 30, 2021 increased significantly compared to the three months ended June 30, 2020 and September 30, 2020. We believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We expect that our primary anticipated uses of liquidity will be to fund our working capital, make interest payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations and other obligations. We anticipate that we will have approximately $81 million of cash interest payments in the remainder of 2021 and $312 million of cash interest payments in 2022.

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

We believe that our cash balance, our cash flow from operations and availability under our ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months. In addition, none of our long-term debt includes maintenance covenants that could trigger early
1 Total available liquidity is defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

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

We frequently evaluate strategic opportunities, and we expect from time to time to pursue acquisitions or dispose of certain businesses, which may or may not be material. For example, on March 31, 2021, we used a portion of our cash on hand to acquire Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $228.5 million in cash, excluding transaction costs.

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
Summary Debt Capital Structure
As of September 30, 2021 and December 31, 2020, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	September 30, 2021	December 31, 2020
Term Loan Facility due 2026[1]	$1,864,032	$2,080,259
Incremental Term Loan Facility due 2026[1]	401,220	447,750
Asset-based Revolving Credit Facility due 2023	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	5,369	22,753
Total Secured Debt	$4,320,621	$4,600,762

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other Subsidiary Debt	—	6,782
Purchase accounting adjustments and original issue discount	(14,156)	(18,817)
Long-term debt fees	(19,090)	(21,797)
Total Debt	$5,737,375	$6,016,930
Less: Cash and cash equivalents	369,094	720,662
	$5,368,281	$5,296,268
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
On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into 45,133,811 shares of iHeartMedia Class A common stock, the Company’s publicly traded equity, and 22,337,312 Class B common stock in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company's remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. There were 120,189,029 shares of Class A common stock, 21,622,510 shares of Class B common stock and 5,304,430 Special Warrants outstanding on November 1, 2021.
Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2021, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same periods.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2021, approximately 40% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2021 would have changed by $0.8 million.
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

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Note 1 of Item 8, Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets as of July 1 of each year.

Indefinite-lived Intangible Assets
In connection with our Plan of Reorganization, we applied fresh start accounting as required by ASC 852 and recorded all of our assets and liabilities at estimated fair values, including our FCC licenses, which are included within our Multiplatform Group reporting unit. Indefinite-lived intangible assets, such as our FCC licenses, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model, which results in value that is directly attributable to the indefinite-lived intangible assets.

Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market.

On July 1, 2021, we performed our annual impairment test in accordance with ASC 350-30-35 and we concluded no impairment of the indefinite-lived intangible assets was required. In determining the fair value of our FCC licenses, the following key assumptions were used:

•Revenue forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, and revenue growth projections made by industry analysts were used for the initial four-year period;
•2.0% revenue growth was assumed beyond the initial four-year period;
•Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;
•Operating margins of 8.0% in the first year gradually climb to the industry average margin in year 3 of up to 20.2%, depending on market size; and
•Assumed discount rates of 8.0% for the 15 largest markets and 8.5% for all other markets.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decrease in the fair value of our indefinite-lived intangible assets that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Description	Revenue Growth Rate	Profit Margin	Discount Rate
FCC licenses	$405,630	$213,548	$459,449

The estimated fair value of our FCC licenses at July 1, 2021 was $2.2 billion, while the carrying value was $1.8 billion. Given the difference between the carrying values of our FCC licenses and their estimated fair values, an increase in discount rates or a decrease in revenue growth rates or profit margins could result in an impairment to our FCC licenses.

Goodwill
Upon application of fresh start accounting in accordance with ASC 852 in connection with our emergence from bankruptcy, we recorded goodwill of $3.3 billion, which represented the excess of estimated enterprise fair value over the estimated fair value of our assets and liabilities. Goodwill was further allocated to our reporting units based on the relative fair values of our reporting units as of May 1, 2019. As a result of the changes in the Company's management structure and its reportable segments, we performed interim impairment tests on goodwill as of January 1, 2021. No impairment charges were recorded in the first quarter of 2021 in connection with the interim impairment test.

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

On July 1, 2021, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2021 through 2025. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.
•Cash flows beyond 2025 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our Multiplatform and RCS Reporting units, 3% for our Digital Audio Reporting unit, and 2.0% for our Katz Media reporting unit (beyond 2029).
•In order to risk adjust the cash flow projections in determining fair value, we utilized discounts rates between 11% and 14% for each of our reporting units.

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

(In thousands)
Description	Revenue Growth Rate	Profit Margin	Discount Rate
Multiplatform	$670,000	$240,000	$650,000
Digital	$330,000	$100,000	$270,000
Katz Media	$60,000	$20,000	$50,000
Other	$30,000	$10,000	$20,000

An increase in discount rates or a decrease in revenue growth rates or profit margins could result in impairment charges being required to be recorded for one or more of our reporting units.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the anticipated impacts of and recovery from the COVID-19 pandemic on our business, financial position and results of operations, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, expected interest rate savings from our amendment to and $250 million voluntary prepayment on our Term Loan credit facilities, our business plans, strategies and initiatives, benefits of acquisitions, our expectations about certain markets, expected cash interest payments and our anticipated financial performance and liquidity.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 26, 2021, the FCC conditioned the approval of applications by the Company to acquire certain radio stations, which were pending prior to the GMEI Investors’ Schedule 13D filing, on the Company taking certain actions with respect to the GMEI Investors' rights as stockholders of the Company. On that same date, and in order to implement the conditions required by the FCC, our Board of Directors resolved to take certain actions to limit the rights of the GMEI Investors, including, but not limited to, suspending all voting rights of GEMI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5 percent of the equity and/or voting interests of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	1,716	$26.07	—	$—
August 1 through August 31	37,019	23.09	—	—
September 1 through September 30	690	24.44	—	—
Total	39,425	$23.24	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2021 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

IHEARTMEDIA, INC.

November 4, 2021	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary