Form 10-K
period 2021-12-31
iHeartMedia, Inc.
filed 2022-02-23
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021, or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing sales price of $26.93 on June 30, 2021, was approximately $2.6 billion.

On February 18, 2022, there were 120,270,406 outstanding shares of Class A common stock, 21,589,449 outstanding shares of Class B common stock, and 5,293,069 outstanding Special Warrants.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
Upon the Company's emergence from the Chapter 11 Cases, the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after the Effective Date, are not comparable with the consolidated financial statements on or before that date. Refer to Note 15, Fresh Start Accounting, for additional information.
References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date.
As of January 1, 2021, the Company began reporting based on three reportable segments:

•the Multiplatform Group, which includes the Company's Broadcast radio, Networks and Sponsorships and Events businesses;

•the Digital Audio Group, which includes all of the Company's Digital businesses, including Podcasting; and

•the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), a full-service media representation business, and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software and services.

These reporting segments reflect how senior management operates the Company, align with certain leadership and organizational changes implemented in the first quarter 2021 and provide improved visibility into the underlying performances, results, and margin profiles of our distinct businesses.

Additionally, as of January 1, 2021, Segment Adjusted EBITDA is the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding restructuring expenses and share-based compensation expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. See Note 12, Segment Data.

PART I
ITEM 1. BUSINESS

iHeartMedia is the number one audio media company in the U.S. based on consumer reach.
Within the audio industry, companies operate in two primary sectors:

•The ‘music collection’ sector, which essentially replaced downloads and CDs and
•The ‘companionship’ sector, in which people regard radio and podcasting personalities as their trusted friends and companions on whom they rely to provide news on everything from entertainment, local news, storytelling, information about new music and artists, weather, traffic and more.
We operate in the second sector and use our large scale and national reach in broadcast radio to build additional complementary platforms. We believe we are the only major multi-platform audio media company, and each platform is complementary to the others, building on and extending our companionship relationship with the consumer.
Our product strategy is to be where our listeners are with the products and services they expect from us regardless of where they are and what platforms they're using.
Our radio stations, podcasts and other content can be heard across a broad range of audio platforms, including our AM/FM broadcast radio stations; HD digital radio stations; satellite radio; on the Internet at iHeartRadio.com and our radio stations’ websites; and through our iHeartRadio mobile application on 250+ platforms and thousands of devices, including enhanced automotive dashes, on tablets, wearables and smartphones, on gaming consoles, via in-home entertainment (including smart televisions) and voice-controlled smart speaker devices. All of this is supported by the largest audio sales force in the United States, executing on the strategy of any seller, anywhere being able to sell anything, supported by our unique technology.

We lead in:
•Broadcast radio: We have a strong relationship with our consumers, and our broadcast radio audience has the largest reach of any audio company in the U.S. with an audience that is over twice as large as that of the next largest commercial broadcast radio company, as measured by Nielsen.
•Digital: Our iHeartRadio digital platform is the number one streaming broadcast radio platform, with five times the digital listening hours of the next largest commercial broadcast radio company, as measured by our subsidiary Triton.
•Podcasts: We are the number one podcast publisher, and we are three times the size of the next largest commercial podcast publisher as measured by audience, according to Podtrac. We are the podcast industry leader and have the largest growth across all podcast publishers in both global downloads and US audience, which increased 61% and 19%, respectively during 2021.
•Ad Tech: We are the only company able to provide a complete ad tech solution for all forms of audio: on demand, broadcast radio, digital streaming radio and podcasting. For our advertising customers, the combination of these services creates a one-of-a-kind cross-platform advertising solution that spans all of audio with data targeting and attribution measurement solutions.

•Social media: Our personalities, stations and brands have a social footprint that includes 244 million fans and followers as measured by Shareablee, which is ten times the size of the next largest commercial broadcast audio media company. This social footprint was at the heart of delivering 15 billion social media impressions for our 2021 iHeartRadio Music Festival.
•Events: We have live and virtual events including eight major nationally-recognized tentpole events. These live and virtual events provide significant opportunities for consumer promotion, advertising and social amplification.
The unification of our many brands across these diverse product offerings under the "iHeartRadio" masterbrand has allowed us to build out new platforms as well as extend into third-party platforms like Snapchat, Roblox,YouTube and cable and broadcast television.
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

Beginning on January 1, 2021, we began reporting our financial statements based on three reportable segments:
•Multiplatform Group, which includes the Company's Broadcast radio, Networks, Sponsorships and Events businesses;
•Digital Audio Group, which includes all of the Company's Digital businesses including podcasting, the iHeartRadio digital service, its digital advertising technology companies, its digital websites, newsletters and digital services and programs; and its audio industry-leading social media footprint; and
•Audio & Media Services Group, which provides other audio and media services, including the Company's media representation business, Katz Media Group (“Katz Media”), and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software to the industry at large.
Multiplatform Group
The Multiplatform Group includes our Markets Group, which includes our 860+ broadcast radio stations in 160 markets; our Events business, which includes both live and virtual events; our SmartAudio suite of data targeting and attribution products; Premiere Networks, which includes the Premiere Networks syndication business and Total Traffic and Weather Network; BIN: Black Information Network and our National Sales Organization. The Multiplatform Group segment revenue was $2,489.0 million in 2021, $2,206.9 million in 2020 and $3,078.3 million in 2019.
According to Nielsen, for the full year of 2021, we have the most number one ranked station groups across the top 160 markets, and across the largest 50 markets, with 74 and 28 number one ranked station groups in these markets, respectively.With our broadcast radio platform alone, we have over twice the broadcast radio audience of our next closest broadcast competitor. We also have five times the digital listening hours of our next closest commercial radio broadcast competitor.
Our national scale and extensive local footprint allow us to offer marketing solutions at national, regional and local levels, or any combination thereof. Our local sales force services approximately 160 U.S. markets, including 48 of the top 50 markets, and 86 of the top 100 markets. Our advertisers cover a wide range of categories, including financial services, automotive, health care, telecommunications, insurance, education, food and beverage, entertainment and political. As a result of the diversification of our product offerings, as well our geography, no single advertising category makes up more than approximately 5% of our total advertising revenue. Our contracts with our advertisers range from less than one-year to multi-year terms.
Our Multiplatform Group segment has the following businesses and revenue streams:
Broadcast Radio: Our primary source of revenue is derived from selling advertising time on our domestic broadcast radio stations, generating revenue of $1,812.3 million in 2021, $1,604.9 million in 2020 and $2,233.2 million in 2019. Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services.
Increasingly, across both national and local markets, our advertisers are demanding data-rich, analytics-driven advertising solutions. iHeartMedia is the only audio media company that offers a comprehensive suite of tech-enabled advertising solutions, providing advanced attribution and analytics capabilities through our SmartAudio platform, which includes:
•Our digital-like ad-buying solution that allows clients to view the available broadcast inventory across various cohorts to address their specific needs;
•Our application of data science to aggregate business data from broadcasts and the user insights that come from listeners using our digital platform; and
•Our tools to present the effectiveness of clients' broadcast radio advertising campaigns by providing detailed digital dashboards on the results of the advertising spend.
These programmatic, data and analytic and attribution solutions account for an increasing proportion of ad buying and we expect that it will continue to expand in the future.
Radio Stations
As of December 31, 2021, we owned and operated 863 radio stations, including 249 AM and 614 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). As described in “Regulation of Our iHeartMedia Business” below, the FCC grants us licenses in order to operate our radio stations. The following table provides the number of owned and operated radio stations in the top 25 Nielsen-ranked markets:

Nielsen Market Rank(1)	Market	Number of Stations
1	New York, NY	7
2	Los Angeles, CA	8
3	Chicago, IL	6
4	San Francisco, CA	6
5	Dallas-Ft. Worth, TX	8
6	Houston-Galveston, TX	7
7	Atlanta, GA	7
8	Washington, DC	6
9	Philadelphia, PA	6
10	Boston, MA	8
11	Seattle-Tacoma, WA	8
12	Miami-Ft. Lauderdale-Hollywood, FL	8
13	Detroit, MI	6
14	Phoenix, AZ	8
15	Minneapolis-St. Paul, MN	6
17	San Diego, CA	8
18	Tampa-St. Petersburg-Clearwater, FL	8
19	Denver-Boulder, CO	8
20	Nassau-Suffolk, NY	1
21	Baltimore, MD	4
22	Portland, OR	7
23	Charlotte-Gastonia-Rock Hill, NC-SC	4
24	St. Louis, MO	6
25	San Antonio, TX	7
	Total Top 25 Markets	157(2)

(1)Source: Fall 2021 NielsenAudio Radio Market Rankings.
(2)Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 157.

Networks: We enable advertisers to engage with consumers through our Premiere Networks and Total Traffic & Weather services. We generate broadcast advertising revenue from selling advertising on our programs featuring top personalities, and also generate revenue through the syndication of our programming to other media companies. Premiere Networks and Total Traffic & Weather generated revenue of $503.1 million in 2021, $485.0 million in 2020 and $614.7 million in 2019.
•Premiere Networks is a national radio network that produces, distributes or represents approximately 120 syndicated radio programs and services for more than 6,400 radio station affiliates. Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs featured top talent including Ryan Seacrest, Sean Hannity, Bobby Bones, Clay Travis and Buck Sexton, Glenn Beck, Steve Harvey, Elvis Duran, Dan Patrick, Colin Cowherd, the Breakfast Club and Delilah. We believe recruiting and retaining top talent is an important component of the success of our radio networks.
•Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates, sports and news to approximately 2,100 radio stations and approximately 170 television affiliates, as well as through Internet and mobile partnerships, reaching over 200 million consumers each month. Total Traffic & Weather Network services more than 230 markets in the U.S. and Canada. It operates the largest broadcast traffic navigation network in North America.
Sponsorship & Events: We held live, in-person and virtual events, including eight major nationally-recognized tent pole events in 2021. Our eight major tentpole events include: the iHeartRadio Music Festival; the iHeartRadio Music Awards; iHeartRadio Wango Tango; the iHeartRadio Jingle Ball Tour; the iHeartCountry Festival; iHeartRadio ALTer Ego; the iHeartRadio Podcast Awards and iHeartRadio Fiesta Latina. In 2021, our live and virtual local and national tentpole events, including endorsement and appearance fees generated by on-air talent, resulted in $160.3 million in 2021, $107.7 million in 2020 and $209.5 million in 2019 of revenue from sponsorship, endorsement and other advertising revenue, as well as ticket sales and licensing. Since the start of the COVID-19 pandemic, we have identified opportunities to continue to engage with audiences through virtual events and we expect to continue to look for opportunities to continue to supplement our live local and national tentpole events with virtual events on a go-forward basis, which provide additional opportunities to engage with consumers and advertisers.

Digital Audio Group
Our Digital Audio Group segment includes our fast-growing podcasting business - iHeartMedia is the number one podcast publisher in America - as well as its industry-leading iHeartRadio digital service, available across more than 250 platforms and 2,000 devices; our digital sites, newsletters, digital services and programs; its audio technology companies and ad tech platforms, including Unified, Voxnest, Triton Digital, and Omny Studios; and its audio industry-leading social media footprint. Our Digital Audio segment revenue was $834.5 million in 2021, $474.4 million in 2020 and $376.2 million in 2019.
•Podcasting: Our multi-platform strategy, and the flywheel benefits it accrues, has enabled us to extend our leadership in the rapidly growing podcasting sector. Overall podcasting industry revenue is expected to exceed $1.7 billion by 2022, according to eMarketer, from an estimated $1.3 billion in 2021. Podcasts continue to expand the audio landscape, and the number of users increased 12% in 2021 to 116 million in the U.S., with 41% of the U.S. population aged 12 and above having listened to a podcast in the last month (compared to 9% in 2008), according to Edison in March 2021. iHeartMedia is the number one podcast publisher, as measured by Podtrac with 392 million global monthly downloads and streams and 32 million U.S. unique monthly users, in December 2021 and has the most shows featured in the Top 10 across all categories including Stuff You Should Know, The Breakfast Club, The Herd with Colin Cowherd, and many more. We also have the first podcast to pass 1 billion downloads with Stuff You Should Know. In December 2020, we acquired Voxnest, Inc., the leading consolidated marketplace for podcasts and the best-in-class provider of podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving. Podcasting generated revenue of $252.6 million in 2021, $101.7 million in 2020 and $53.3 million in 2019.
•Digital excluding Podcast: Our reach extends across more than 250 platforms and thousands of different connected devices. Our digital business is comprised of streaming, subscription, display advertisements, and other content that is disseminated over digital platforms, as well as social media, a capability enabled by the purchase of Unified. Our leading streaming product, iHeartRadio, is a free downloadable mobile app and web‑based service that allows users to listen to their favorite radio stations, as well as digital‑only stations, custom artist stations, and podcasts. Monetization on the free streaming application occurs through national and local advertising. We also have two subscription-based offerings, iHeartRadio Plus and iHeartRadio All Access.

In April 2021, we acquired Triton Digital, the global technology and services leader to the digital audio and podcast industry, giving us the only unified ad tech stack for all forms of audio media. Digital excluding podcast generated revenue of $581.9 million in 2021, $372.7 million in 2020 and $322.9 in 2019.

Audio & Media Services Group:
We also provide services to broadcast industry participants through our Katz Media and RCS businesses, which accounted for revenues of $248.0 million in 2021, $274.7 million in 2020 and $236.7 million in 2019.
•Katz Media is a leading media representation firm in the U.S. representing more than 3,400 non-iHeartMedia radio stations and over 780 television stations and their respective digital platforms. Katz Media generates revenue via commissions on media sold.
•RCS is a leading provider of cloud and on-premises broadcast software, media streaming and research services. Our software (radio and television automation, music scheduling, newsroom automation, advertising sales management, disaster recovery solutions) and real-time audio recognition technology is used by more than 10,000 radio and television stations, cable channels, record labels, advertisers and agencies worldwide.
Our Growth Strategy
Our strategy is centered on building strong consumer relationships across our multiple platforms with national reach. Providing this kind of at-scale companionship creates high-value advertising inventory and delivers superior returns to both. Moreover, we believe that we can leverage our investments in technology and data-informed decision making to better monetize our assets and to capture increasing market share across the broader advertising ecosystem. The key elements of this growth strategy are:
Continued capture of advertising spend from all mediums
We intend to take advantage of our national scale, the brand power of "iHeartRadio," and product innovation to capture additional share of the overall audio advertising pool. We also believe our enhanced audience data and related analytics tools should drive additional revenue from other advertising sectors, including digital and television, as advertisers are able to target audiences and measure the efficacy of their ad spend in a manner that mirrors the capabilities of these other mediums. We believe our advertising partners value the unique reach, engagement and return potential of audio, as well as iHeartMedia's differentiated platforms and marketing expertise, positioning the Company to capitalize on this trend.
We have made, and continue to make, significant investments so we can provide an ad-buying experience similar to that which was once only available from digital-only companies. Our SmartAudio suite of data targeting and attribution products provides improved planning and automated ad-buying by relying on sophisticated planning algorithms and a cloud-based network across all of iHeartMedia's broadcast radio inventory to deliver highly optimized plans to our advertising customers. With SmartAudio, advertisers can do impression-based audience planning and dynamic radio advertising that utilizes real-time triggers such as weather, pollen counts, sports scores, mortgage rates and more to deploy different campaign messages based on what is happening in a specific market at a specific moment. SmartAudio has allowed brands to use broadcast radio advertisements to dynamically serve the most relevant message in each market, at each moment, just as they do with digital campaigns, to ensure increased relevance and impact. Further SmartAudio is the first fully digital measurement and attribution service for broadcast radio that we believe can transform the way advertisers plan, buy and measure much of their audio campaigns to better optimize the extensive reach of radio. We continue to look for ways to further develop our advertising capabilities in order to expand our share of advertising partners' budgets.

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
Broadening the scope of audio engagement
We continue to expand the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed. In the past few years we launched (i) BIN: Black Information Network, the first and only 24/7 national and local all news audio service dedicated to providing an objective, accurate and trusted source of continual news coverage with a Black voice and perspective; (ii) The Black Effect Podcast Network, a joint venture with Charlamagne Tha God developed to amplify Black voices, celebrate Black creators and invest in the Black community, with culturally relevant content across a variety of genres; (iii) My Cultura, a podcast venture dedicated to elevating Latinx voices and creators and to sharing the Latinx experience with millions of listeners; and (iv) our broad range of sports programming. Our industry-leading audio sports assets include the largest sports podcast network in the industry, which has partnerships with the NFL and the NBA. We also have sports podcasts led by marquee talent like Colin Cowherd and Dan Patrick as well as the iHeart Sports Network, which reaches approximately 75 million Americans according to Nielsen, our sports talk and sports betting stations and our ongoing live coverage of professional teams on select stations across the country.

In addition, the proliferation of connected TVs, voice assistants, smart auto and other connected devices greatly increases the range of options for accessing and interacting with our content, with significant increases to listenership across these devices in 2021.

Notably, iHeartRadio, our all-in-one digital music, podcast and live streaming digital radio service, is available on an expansive range of platforms and devices including smart speakers, digital auto dashes, tablets, wearables, smartphones, virtual assistants, televisions and gaming consoles. We are also very focused on rapidly growing content categories, such as our leadership position in podcasting. These initiatives not only improve the listener experience, they facilitate further engagement and heightened frequency of advertising impressions.

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

Employing technology to gain greater penetration of the full spectrum of advertising clients and segments
In addition to having sellers in approximately 160 local markets across the U.S., which few media companies can claim, we intend to extend our technology platform to address the clients that we do not currently reach through direct sales operations. As indication of the size of the potential opportunity, we currently have approximately 45,000 total clients compared to millions of clients for some of our largest social and search competitors which utilize technology solutions for advertisers of all sizes. We continue to enhance our monetization capabilities utilizing our industry leading Ad Tech stack, taking advantage of programmatic marketplaces, our capabilities to target cohorts, and our ability to dynamically insert advertising. In 2020, we acquired Unified Enterprises Corp., which provides customers with a complete advertising solution across all forms of digital media, including the information and intelligence data that they need to make informed decisions about their advertising investments. Additionally, in 2020, we acquired Voxnest, Inc., a podcast programmatic technology solutions business that allows for the consolidation of the fragmented podcast marketplace and the best-in-class provider of podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving. With this acquisition, we are able to provide podcast advertisers with additional targetable inventory at scale by allowing the effective and efficient monetization across an entire range of podcast inventory on this one-of-a-kind programmatic platform. In 2021, we acquired Triton Digital, a global leader in digital audio and podcast technology and measurement services and announced the Triton Audio Marketplace, an innovative global open audio exchange that allows customers to aggregate audiences at scale across broadcast, podcast, and streaming - a first of its kind offering. These acquisitions, coupled with our leading broadcast footprint, establish us as the only company able to provide a complete set of advertising technology and measurement solutions for all forms of audio: on-demand, broadcast radio, digital streaming radio, and podcasting.

Utilizing our unique bundle of advertising inventory to drive uplift
While Broadcast Radio Cost Per Mille ("CPMs" or the cost of every 1,000 advertisement impressions) have historically been lower compared to other forms of advertising, we believe that our expanding portfolio of advertising products and services, including high-value digital products, will result in a CPM uplift for us. Although our primary focus is revenue, we also aim to maximize the value of our inventory. Moreover, we are continuing to develop platforms (including podcasts) that independently garner superior CPMs.

Leveraging the iHeartRadio master brand to expand our high-profile events platform
Audio is a social experience and an important extension of the medium is events. For our listeners, events are an opportunity to interact with fellow fans and engage with their favorite artists. For our advertising partners, they are a chance to reach a captivated and highly targeted audience directly tied to our high reach and strong engagement broadcast radio platform. They also provide an opportunity to extend into platforms like cable and broadcast television, create ancillary licensing revenue streams, and generate ticket revenue. This is especially true with respect to our expansion into virtual events, which are live streamed over various networks and platforms. As with all of our platforms, the data collection from these sources is valuable to both our product creation process and our advertisers. Through our portfolio of major award shows, festivals and local live events and virtual events, we intend to continue to find innovative ways to integrate sponsorships and deliver unique advertising moments. In so doing, we will seek to create additional revenue opportunities through this platform.

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
As of December 31, 2021, we own approximately 242 issued U.S. patents, 166 pending U.S. patent applications, 20 issued foreign patents and 26 pending foreign patent applications, in addition to 697 U.S. trademarks registrations, 41 U.S. trademark applications, 731 state trademark registrations, 25 state trademark applications, 581 foreign registered trademarks and 69 foreign trademark applications. The duration of our intellectual property rights vary from country to country, but our U.S. patents expire 20 years from the patent filing date and we expect that our trademarks would expire between 2022 and 2034 assuming all required fees are paid.
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
Workforce Composition
As of February 18, 2022, we had approximately 10,800 employees. These employees represent the diverse and complex nature of iHeartMedia with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance. Our workforce is comprised of approximately 85% full time and 15% part time employees. Approximately 6% of our employees are subject to collective bargaining agreements. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our union and non-union employees is good.
Total Rewards
We operate in a highly-competitive environment and make significant investments in our people and provide competitive pay and comprehensive benefits including:

•Employer sponsored health insurance, including 100% Company-paid condition management programs;
•Company provided life insurance;
•Paid sick and vacation days;
•Paid parental leave for both primary and secondary caregivers;
•Mental health care and resources;
•Paid holidays, including spirit days so that our employees may volunteer in their community;
•401(k) plan and Company-matching contribution;
•An Employee Assistance Program, which is available to employees and their household members at no cost and provides services such as in person and telephonic counseling sessions, consultation on legal and financial matters and referrals for services such as child-care and relocation; and
•Various voluntary benefits including hospital indemnity, accident insurance, identity theft, pet health and legal insurance.

As part of our continuing response to the COVID-19 pandemic we adopted a new work environment that provides employees more flexibility, which we believe will enable greater productivity and at the same time be more responsive to how our employees live and work. In addition, we offer sick leave benefits so our employees may care for themselves or a loved one with COVID-19. We have also expanded our sick leave policy to include mental health and wellbeing.
Talent Development & Training
We are committed to supporting and developing its employees through global learning and development programs. We invest in a variety of employee training and compliance programs that give our employees the tools and information they need to make better decisions, to become better leaders and managers, to become better communicators and to work more collaboratively as a team. iHeartMedia employees engage in a variety of extensive training throughout the year and in 2021 our employees completed over 200,000 training courses which equated to over 95,000 hours of training.
Diversity
Diversity, equity and inclusion ("DE&I") are key to our success. Our DE&I efforts are led by our Chief Diversity Officer, who reports directly to our Chief Executive Officer and our President. In addition, our Board is committed to seeking director candidates who can best contribute to the future success of the Company and represent stockholder interests through the exercise of sound judgment and leveraging of the group’s diversity of skills and experience, resulting in board members with diverse backgrounds, including, among other attributes, gender, ethnicity and professional experience.

As a company, we value diversity and respect all voices, from both inside and outside our Company. Our Company reaches 90% of all Americans every month, so listening to, understanding and integrating input from diverse voices and views is critical to our success. One of our top priorities at iHeartMedia is to create an inclusive organizational culture to attract and develop a dynamic workforce that is as diverse as the audiences and communities we serve, which includes and supports gender identity, race, sexual orientation, ethnicity, religion, socioeconomic background, age, disability, national origin and more. We have continued to make important progress against that goal this past year and making investments across the Company, including forming key partnerships internally and externally, engaging in months of research and discussion, and closely collaborating with our leadership team to ensure implementation across every part of the Company. This holistic approach is centered on creating real change with a sense of urgency and commitment based on the following priorities:

•Leadership Commitment – We will develop leaders through DE&I education to drive and coach inclusive management throughout their divisions and provide opportunities for leadership engagement.
•Workplace Culture – We will provide comprehensive DE&I learning and development opportunities for all employees, introduce consistent performance management and skills development for career progression, and enhance vehicles for employee feedback.
•Workforce Diversity – We will expand recruitment outreach to colleges and underrepresented and diverse communities while minimizing bias in talent selection and promotions. We will also improve our onboarding experience to support employee success, inclusion, and retention.
•DE&I Sustainability – We are building on our assessments of our talent acquisition, development strategies and ongoing leadership development and coaching. We will provide consistent internal communication about iHeartMedia’s commitment to DE&I as a key business strategy.
Workplace Safety
Employee health and safety in the workplace is of the utmost importance to our Company. We believe that all employees, regardless of our job role or title, have a shared responsibility in the promotion of health and safety in the workplace. We collectively are committed to providing and following all safety laws and rules, including internal policies and procedures. This means carrying out company activities in ways that preserve and promote a clean, safe and healthy environment.
The global effects associated with the COVID-19 pandemic have been unprecedented in their scope and depth. Our commitment and focus on workplace safety allowed navigation of the pandemic to preserve business continuity without sacrificing our commitment to the safety of our workplace. Beginning in February 2020 and throughout the course of the COVID-19 pandemic, we have continuously monitored and assessed impacts to our workplace, and have implemented safety precautions and protocols to protect the health and wellbeing of our employees and communities.
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
The FCC's local radio ownership rule is the only FCC media ownership rule that is currently relevant to our business. Under that rule, the maximum allowable number of radio stations that may be commonly owned in a market is based on the number of stations in the market. In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same radio service (AM or FM). In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service. In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service. In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50 percent of all stations in the market. To apply these ownership tiers, the FCC relies on Nielsen Metro Survey Areas, where they exist, and a signal contour‑overlap methodology where they do not exist.

The Communications Act requires the FCC to periodically review its media ownership rules, and those reviews have been and continue to be the subject of litigation and follow-on regulatory proceedings. In November 2019, the United States Court of Appeals for the Third Circuit issued a decision that resulted in reinstatement of rules restricting cross-ownership of newspapers and broadcast radio (or television) stations, and of broadcast radio and television stations, which the FCC had previously eliminated. The Supreme Court of the United States vacated the Third Circuit's decision in April 2021, and the cross-ownership rules are therefore not currently in effect.

In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. In June 2021, following the Supreme Court decision described above, the FCC sought comment to refresh the record in its 2018 quadrennial review, and that review remains pending. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule including whether the current version of the rule remains necessary in the public interest. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.
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

On November 5, 2020, the FCC issued a declaratory ruling (“2020 Declaratory Ruling”) authorizing us to have aggregate foreign ownership and voting percentages of up to 100 percent and specifically approving certain of our stockholders that are deemed to be foreign under FCC rules, subject to certain conditions. Among those conditions is a requirement that we comply with a Letter of Agreement (“LOA”) with the DOJ. The 2020 Declaratory Ruling also requires us to take our Special Warrants into account in determining our foreign ownership compliance. On February 5, 2021, Global Media & Entertainment Investments Ltd (f/k/a Honeycomb Investments Limited), a company organized under the laws of the Bahamas, and certain related foreign persons (collectively “the GMEI Investors") filed a Schedule 13D with the Securities and Exchange Commission (“SEC”) reporting ownership of more than 5% of our voting stock and equity. The GMEI Investors acquired this interest without our knowledge or control. We have fulfilled our obligations under the 2020 Declaratory Ruling and the FCC rules with respect to the GMEI Investors' interest. On December 22, 2021, the FCC released a declaratory ruling that, subject to certain conditions set forth therein, (a) grants specific approval for the more than 5% equity and/or voting interests in the Company that the GMEI Investors presently hold, (b) grants advance approval for the GMEI Investors to increase their equity and/or voting interests in the Company up to any non-controlling amount not to exceed 14.99%, and (c) restates the terms of the 2020 Declaratory Ruling. See “Item 3. Legal Proceedings- Alien Ownership Restrictions and FCC Declaratory Rulings.”

Programming and Content Regulation
The Communications Act requires broadcasters to serve the “public interest.” A licensee must present programming that responds to issues in the station’s community of license and maintain records demonstrating this responsiveness. Federal law also regulates the broadcast of obscene, indecent or profane material. The FCC has authority to impose fines exceeding $400,000 per utterance with a cap exceeding $4 million for a continuing violation. In June 2012, the U.S. Supreme Court ruled on appeals of several FCC indecency actions, but declined to rule on the constitutionality of the FCC’s indecency policies. The FCC has since solicited public comment on those policies in a proceeding which remains pending. In addition, the FCC regulates the conduct of on-air station contests, requiring in general that the material rules and terms of the contest be broadcast periodically or posted online and that the contest be conducted substantially as announced. The FCC also regulates, among other things, political advertising, sponsorship identification, the use of emergency alert system tones and the advertisement of contests and lotteries.
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
Content, Licenses and Royalties
We must pay license fees to copyright owners of musical compositions (typically, songwriters and publishers) for the rights to broadcast and stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect license fees under such licenses and distribute them to copyright owners. We maintain public performance licenses from, and pay license fees to, various PROs including the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC LLC ("SESAC") and Global Music Rights LLC (“GMR”). These licenses periodically come up for renewal, and as a result certain of our PRO licenses are currently the subject of renewal negotiations pertaining to periods after December 31, 2021. The outcome of these renewal negotiations could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.
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
The rates at which we pay royalties to sound recording copyright owners are privately negotiated or set pursuant to a regulatory process. In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations.
The CRB has issued a final determination establishing the royalty rates payable to SoundExchange for the public performance and ephemeral reproduction of sound recordings by various non‑interactive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2021 through December 31, 2025 under the so‑called webcasting statutory license. Effective January 1, 2022, the rates set by the CRB are subject to an upward CPI-U adjustment under the terms of the CRB’s final determination. In November 2021, the National Association of Broadcasters, the National Religious Broadcasters Noncommercial Music License Committee and SoundExchange appealed the CRB’s final determination of these royalties rates to the United States Court of Appeals for the District of Columbia Circuit. That appeal is pending. The outcome of that appeal could impact, and potentially increase, our royalty rates, and increased royalty rates resulting from that appeal could significantly increase our expenses and adversely affect our business. Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances for set periods of time. Some of these conditions may be inconsistent with customary radio broadcasting practices.
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
We are subject to a number of federal and state laws and regulations relating to consumer protection, information security, data protection and privacy. While many of these laws and regulations are still evolving, they have impacted, and will continue to impact our business by restricting our collection, use, retention, sharing and other processing of data, including both personally identifiable information and technical information related to users and devices, which also reduces our ability to effectively deliver relevant ads to our users. In the area of information security and data protection, various laws and regulations in the United States and most countries require companies to implement measures and controls to protect certain types of information and to notify users and other third parties if there is a security breach. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) empowers the California Attorney General to impose non-compliance penalties of up to $7,500 and provides a private right of action and statutory damages for certain types of data breaches; and the GDPR provides potential fines up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater. The CCPA establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

In addition, new privacy laws, including laws that will become effective in 2023 in the states of California, Colorado and Virginia, will give users enhanced rights to limit our use of data. The CCPA has already limited our and our advertisers’ ability to target and measure the performance of advertisements, and we anticipate that the new privacy laws effective in 2023 may expand such impacts. Compliance with these new laws entails substantial expenses, diverts resources from other initiatives and projects, and could limit the services we are able to offer. One of the laws effective in 2023, the California Privacy Rights Act (the “CPRA”) will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement.

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
In 2020, COVID-19 was declared a pandemic and both the pandemic and measures taken in response have had a significant impact, both direct and indirect, on our businesses and the economy generally, as supply chains have been disrupted; facilities and production have been suspended; and demand for many goods and services has fallen.

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
•the effect of the pandemic on our customers and other business partners and vendors;
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

These disruptions negatively impacted our revenue, results of operations and financial position for the years ended December 31, 2020 and 2021 and these disruptions may continue to have a negative impact in 2022.

The COVID-19 pandemic continues to evolve. The extent to which the pandemic continues to impact our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, impact of variants, travel restrictions and social distancing throughout the United States, the duration and extent of business closures or business disruptions, the availability, adoption and effectiveness of vaccines and treatments and the effectiveness of actions taken to contain the disease. If we or our customers again experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business, liquidity and financial results will be adversely affected. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which has adversely affected our stock price and credit rating and could impact our ability to access the capital markets in the future.

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
We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our business competes for audiences and advertising revenues with other radio businesses, as well as with other media, such as streaming audio services, satellite radio, podcasts, other Internet-based streaming music services, ad tech television, live entertainment, newspapers, magazines and direct mail, within their respective markets. Audience ratings and market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenues in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. For example, our competitors may develop analytic products for programmatic advertising, and data and research tools that are superior to those that we provide or that achieve greater market acceptance. It also is possible that new competitors may emerge and rapidly acquire significant market share in our business or make it more difficult for us to increase our share of advertising partners’ budgets. The advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
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
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions of certain businesses as well as strategic dispositions. These acquisitions or dispositions could be material. Acquisitions or dispositions involve numerous risks, including:
•our acquisitions may prove unprofitable and fail to generate anticipated cash flows:
•to successfully manage our business, we may need to:
◦recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and
◦expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;
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
If our or our third-party providers' security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, consumers, business partners, employees and advertisers.
We rely on information technology systems and networks to run our business. We operate some of these systems and networks but we also rely on third-party providers for various products and services across both our internal and external-facing operations. We may be unable to anticipate or prevent cyberattacks and other security incidents, which we and our third-party providers have experienced from time to time and which we expect to experience in the future. All websites and digital platforms are vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions (for example, due to ransomware) due to unauthorized access or use of our or third-party computer systems, any of which could lead to system interruptions, delays, shutdowns, or theft or loss of critical data or personal data. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our services and technical infrastructure to the satisfaction of our listeners may harm our reputation and our ability to retain existing listeners and attract new listeners. We cannot assure you that the systems and processes that we or our third-party providers have designed to protect our data and our listeners’ data, to prevent data loss and to prevent or detect security breaches will provide absolute security, particularly given that attackers are increasingly sophisticated and using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. If an actual or perceived breach of our security occurs, we may incur significant response and remediation costs in protecting against or remediating cyber-attacks and we may face regulatory or civil liability, lose competitively sensitive business information or suffer disruptions to our business operations, information processes and internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Global data privacy and security laws and industry standards are rapidly evolving. In the event a domestic or E.U. regulator or court were to determine we had not adequately complied with the California Consumer Privacy Act (“CCPA”), E.U. General Data Protection Regulation (“GDPR”), and/or other consumer protection rules or regulations, , we may be subject to regulatory or litigation proceedings, incur regulatory or other financial fines or penalties or be required to notify applicable authorities. We may also be required to notify the affected individuals of the personal data breach where there is a high risk to their rights and freedoms. For example, the CCPA provides a private right of action to individuals and statutory damages for certain types of data breaches, and the GDPR provides potential fines equal to to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater.
Any losses, costs or liabilities directly or indirectly related to cyberattacks or other security incidents may not be covered by, or may exceed the coverage limits of, any of our insurance policies.
We have engaged in restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.
We actively seek to adapt our cost structure to the changing economics of the industry. For example, in the first quarter of 2020, we announced our modernization initiatives, which are designed to take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. There can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
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
We currently have a $450.0 million undrawn senior secured asset-based revolving credit facility, $4,320.6 million in principal amount of secured debt and $1,450.1 million in principal amount of unsecured debt. This substantial amount of indebtedness could have important consequences to us, including:
◦increase our vulnerability to adverse general economic, industry, or competitive developments;
◦require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;
◦limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
◦require us to sell certain assets;
◦restrict us from making strategic investments, including acquisitions, or causing us to make non-strategic divestitures;
◦limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
◦place us at a competitive disadvantage compared to our competitors that have less debt;
◦cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
◦increase our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and
◦limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

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
We will be required to transition from the use of the LIBOR interest rate index in the future.
A portion of our indebtedness bears interest at variable interest rates, primarily based on the London Inter-bank Offered Rate (“LIBOR”), which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR that were otherwise available under our credit agreements were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our interest rates, business, financial condition and results of operations.
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
Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could materially increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. For example, we are involved in pending royalty audits and/or negotiations with ASCAP and BMI related to royalty payments for the public performance of musical compositions, the outcome of which could cause us to owe increased royalty payments and adversely impact our business.
The rates that we pay to SoundExchange are the subject of pending appeals before the United States Court of Appeals for the District of Columbia Circuit that will determine statutory rates and terms for the public performance and ephemeral reproduction of sound recordings by various non-interactive webcasters, including iHeart, for the period from January 1, 2021 to December 31, 2025. The outcome of this proceeding may result in an increase to our licensing costs.
Increased royalty rates could significantly increase our expenses, which could adversely affect our business and results of operations. Various other regulatory matters relating to our business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

Regulations, third-party restrictions, and consumer concerns regarding data privacy and data protection, or any failure to comply with these regulations, could hinder our operations.
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
We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. While many of these laws and regulations are still evolving, they have impacted, and will continue to impact, our business by reducing our ability to effectively deliver relevant ads to our users and increasing compliance costs. For example, we generate revenue from the sale of targeted advertisements. Selling those advertisements requires us to possess, and have the right to use, accurate information about our users. New U.S. laws, such as the presently-effective CCPA, as well as similar privacy laws effective on January 1, 2023 in the states of California, Colorado and Virginia, give users the right to limit our use of user data. The CCPA has limited our and our advertisers’ ability to target and measure the performance of advertisements, and we anticipate that the new privacy laws effective in 2023 may expand such impacts. Compliance with these laws entails substantial expenses, diverts resources from other initiatives and projects, and could limit the services we are able to offer. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater, and also permits class action lawsuits. The California Attorney General may also impose penalties of up to $7,500 for each intentional violation of the CCPA. One of the laws effective in 2023, the California Privacy Rights Act (the “CPRA”) will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement.
We are subject to limitations imposed by third parties that control the devices or platforms on which our users access our services. Changes to the policies promulgated by these third-parties may adversely impact our advertising revenue. For example, Apple has updated its products and services to make it more difficult to track its users and has indicated they may impose additional restrictions in the future; likewise, some web browsers have begun to limit the use of third-party cookies, and others, such as Google, have announced an intention to do so. These changes may reduce our ability to effectively deliver relevant ads to our users and impact our ability to demonstrate the value of those advertisements that we are able to deliver.
Further changes in consumer rights, expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers, or to transfer employee data within the corporate group. New consumer rights, including the right for consumers to prevent the sale of their data or have their data deleted could lead to a depletion of our consumer database. Such new consumer rights and restrictions on our use of consumer data could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers. Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.

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
Risks Related to our Emergence from the Chapter 11 Cases completed in 2019
It is possible that the Chapter 11 Cases may give rise to unfavorable tax consequences for us.
The tax treatment of the transactions consummated in the Chapter 11 Cases, including the Separation and cancellation of existing indebtedness, is highly complex. The Separation resulted in the recognition of a loss for federal and most state income tax purposes and, therefore, such transactions did not result in material cash tax liability. However, the Internal Revenue Service or other taxing authorities could assert in connection with a subsequent audit that additional cash tax liabilities may have arisen in connection with such transactions. To the extent the transactions do give rise to any cash tax liability, CCOH, iHeartCommunications, the Company and various other entities would be jointly and severally liable under applicable law for any such amounts. The allocation of any such liabilities among the Company and its subsidiaries post-consummation of the Plan of Reorganization and CCOH are addressed by the tax matters agreement that was entered into in connection with the Separation.

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
In connection with the Separation in 2019, the Outdoor Group agreed to indemnify us and we agreed to indemnify the Outdoor Group for certain liabilities. There can be no assurance that the indemnities from the Outdoor Group will be sufficient to insure us against the full amount of such liabilities.
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
As of February 18, 2022, we had 120,270,406 shares of Class A common stock, 21,589,449 shares of Class B common stock and 5,293,069 Special Warrants outstanding. Each Special Warrant is currently exercisable for one share of Class A common stock or Class B common stock and each share of Class B common stock is currently convertible into one share of Class A common stock, in each case subject to the Ownership Restrictions described in Part I, Item 1, “Business” of this report. Upon the exercise of any Special Warrants or the conversion of any shares of Class B common stock, your voting rights as a holder of Class A common stock will be proportionately diluted. The issuance of additional shares of Class A common stock would increase the number of our publicly traded shares, which could depress the market price of our Class A common stock.
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

On November 5, 2020, the FCC issued the 2020 Declaratory Ruling which authorizes us to have aggregate foreign ownership and voting percentages of up to 100 percent and specifically approves certain of our stockholders that are deemed to be foreign under FCC rules, subject to certain conditions. Among those conditions is a requirement that we comply with the LOA that we entered into with the DOJ. The 2020 Declaratory Ruling also requires us to take our Special Warrants into account in determining our foreign ownership compliance. A direct or indirect owner of our securities that is deemed to be foreign under FCC rules could require us to take action under the 2020 Declaratory Ruling and the FCC’s foreign ownership rules if that owner acquires more than 5 percent, or more than 10 percent for certain “passive” investors, of our voting equity or total equity (including the Special Warrants on an as-exercised basis), without obtaining specific approval from the FCC through a new petition for declaratory ruling. On February 5, 2021, the GMEI Investors filed a Schedule 13D with the SEC reporting ownership of more than 5% of our voting stock and equity. The GMEI Investors acquired this interest without our knowledge or control. We have fulfilled our obligations under the 2020 Declaratory Ruling and the FCC rules with respect to the GMEI Investors’ interest. On December 22, 2021, the FCC released a declaratory ruling that, subject to certain conditions set forth therein, (a) grants specific approval for the more than 5% equity and/or voting interests in the Company that the GMEI Investors presently hold, (b) grants advance approval for the GMEI Investors to increase their equity and/or voting interests in the Company up to any non-controlling amount not to exceed 14.99%, and (c) restates the terms of the 2020 Declaratory Ruling.

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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, our acquisition of Triton, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, potential impacts from the COVID-19 pandemic, potential impacts from inflation and economic trends, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures for advertising;
•risks related to the COVID-19 pandemic;
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
The studios and offices of our radio stations are located in leased or owned facilities. These leases generally have expiration dates that range from one to 40 years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We lease substantially all of our towers and antennas and own substantially all of the other equipment used in our business. For additional information regarding our properties, see “Item 1. Business.”

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
On November 5, 2020, the FCC issued a declaratory ruling (the "2020 Declaratory Ruling") granting the relief requested by the PDR, subject to certain conditions.
On November 9, 2020, the Company notified the holders of Special Warrants of the commencement of an exchange process. On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the 2020 Declaratory Ruling, the Communications Act and FCC rules (the "Exchange"). Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock.
On March 8, 2021, the Company filed a petition for declaratory ruling (the “Remedial PDR”) with the FCC. The Remedial PDR relates to the acquisition by Global Media & Entertainment Ltd (f/k/a Honeycomb Investments Limited) (“Global Investments”) of the Company’s stock. Specifically, on February 5, 2021, Global Investments, The Global Media & Entertainment Investments Trust (the “GMEI Trust”), James Hill (as trustee of the GMEI Trust), Simon Groom (as trustee of the GMEI Trust) and Michael Tabor (as beneficiary of the GMEI Trust) (together with Global Investments and any affiliates or third parties to whom they may assign or transfer any of their rights or interests, the “GMEI Investors”) filed a Schedule 13D with the SEC, in which the GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, which at that time represented approximately 8.7% of the Company’s outstanding Class A Common Stock. This ownership interest was inconsistent with the FCC’s foreign ownership rules and the 2020 Declaratory Ruling, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, sought (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the GMEI Investors and (b) as amended, advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 14.99%.
On March 26, 2021, the FCC conditioned the approval of applications by the Company to acquire certain radio stations, which were pending prior to the GMEI Investors’ Schedule 13D filing, on the Company taking certain actions with respect to the GMEI Investors rights as stockholders of the Company. On that same date, and in order to implement the conditions required by the FCC, our Board of Directors resolved to take certain actions to limit the rights of the GMEI Investors, including, but not limited to, suspending all voting rights of GMEI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5% of the equity and/or voting interests of the Company.
On December 22, 2021, the FCC issued a declaratory ruling (the “GMEI Declaratory Ruling”) granting the Remedial PDR. Subject to certain conditions set forth therein, the GMEI Declaratory Ruling (a) grants specific approval for the more than 5% equity and/or voting interests in the Company presently held by the GMEI Investors, (b) grants advance approval for the GMEI Investors to increase their equity and/or voting interests in the Company up to any non-controlling amount not to exceed 14.99%, and (c) restates the terms of the 2020 Declaratory Ruling, including that the Company may have up to 100% of its voting stock and equity owned by non-U.S. individuals and entities. At such time, the actions previously taken by the Board of Directors to implement the conditions required by the FCC during the pendency of the Remedial PDR ceased to apply.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of February 23, 2022:

Name	Age	Position at iHeartMedia	Principal Employment
Robert W. Pittman	68	Chairman and Chief Executive Officer	Same
Richard J. Bressler	64	President, Chief Operating Officer, Chief Financial Officer and Director	Same
Brad Gerstner	50	Director	Chief Executive Officer and Chief Investment Officer of Altimeter Capital Management, LP, a technology focused investment firm
Cheryl Mills	57	Director	Founder and Chief Executive Officer of the BlackIvy Group LLC, a private holding company that grows and builds businesses in Sub-Saharan Africa
Graciela Monteagudo	55	Director	Former Chief Executive Officer of LALA U.S., a producer and distributor of dairy-based products
James A. Rasulo	66	Director	Former Chief Financial Officer and Senior Executive Vice President at Walt Disney Company, a global mass media and entertainment conglomerate
Kamakshi Sivaramakrishnan	46	Director	Leading an integration and identity charter at LinkedIn, an employment technology services company
Michael B. McGuinness	45	Executive Vice President – Finance and Deputy Chief Financial Officer	Same
Scott D. Hamilton	52	Senior Vice President, Chief Accounting Officer and Assistant Secretary	Same
Jordan R. Fasbender	39	Executive Vice President, General Counsel and Secretary	Same

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock are quoted for trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol “IHRT.” There were 433 stockholders of record of our Class A common stock as of February 18, 2022.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B common stock. There were 21,589,449 shares of our Class B common stock outstanding on February 18, 2022. Holders of shares of the Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act of 1934, as amended (the “Communications Act”) and Federal Communications Commission (“FCC”) regulations. There were 30 stockholders of record of our Class B common stock as of February 18, 2022. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
On November 5, 2020, the FCC issued the Declaratory Ruling, which permits the Company to be up to 100% foreign-owned, subject to certain conditions. On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of the Company's Class A common stock or Class B common stock, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, (a) subject to certain exceptions, such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock or total equity, or (b) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. There were 5,293,069 Special Warrants outstanding on February 18, 2022.
For more information regarding our Class A common Stock, Class B common stock and Special Warrants, refer to Note 9, Stockholders' Equity, to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
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

Stock Performance Graph
The following chart provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for iHeartMedia, Inc., our Radio Index* and the Nasdaq Stock Market Index for the period from July 18, 2019, the day our Class A common stock was listed and began trading on the Nasdaq, through December 31, 2021.

Indexed Stock Price Close
(Price Adjusted for Stock Splits and Dividends)

2000
1500
1000
500
0
07/18/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
iHeartMedia, Inc.
Radio Index
Nasdaq Stock Market Index

Source: Yahoo Finance

*    We have constructed a peer group index comprised of other radio companies that includes Cumulus Media, Beasley Broadcast Group and Audacy, Inc. Audacy Inc. changed its name from Entercom Communications in March 2021.

	7/18/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21
iHeartMedia, Inc.	$1,000	$1,024	$443	$506	$492	$787	$1,100	$1,632	$1,516	$1,275
Radio Index*	1,000	860	422	439	344	489	817	876	766	592
Nasdaq Stock Market Index	1,000	1,093	938	1,226	1,361	1,570	1,614	1,767	1,760	1,906

Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2021 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	73	$24.99	—	$—
November 1 through November 30	1,799	24.23	—	—
December 1 through December 31	4,095	21.88	—	—
Total	5,967	$22.63	—	—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2021 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 6.  [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8 of this Annual Report on Form 10-K of iHeartMedia, Inc. (the "Company," "iHeartMedia," "we," or "us").
Beginning on January 1, 2021, we began reporting based on three reportable segments:
▪the Multiplatform Group, which includes our Broadcast radio, Networks and Sponsorships and Events businesses;
▪the Digital Audio Group, which includes our Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), our full-service media representation business, and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software and services.
These reporting segments reflect how senior management operates the Company and align with certain leadership and organizational changes implemented in the first quarter of 2021. This structure provides improved visibility into the underlying performance, results, and margin profiles of our distinct businesses and enables senior management to better monitor trends at the operational level and address opportunities or issues as they arise via regular review of segment-level results and forecasts with operational leaders.
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
Description of Our Business
Our strategy centers on delivering entertaining and informative content where our listeners want to find it across our various platforms.
Multiplatform Group
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
Management looks at our Multiplatform Group's operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio station’s sales staff while national advertising is sold by our national sales team. We periodically review and refine our selling structures in all regions and markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

Management also looks at Multiplatform Group's revenue by region and market size. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of audio advertising revenues in markets where such information is available, as well as our share of target demographics listening in an average quarter hour. This metric gauges how well our formats are attracting and retaining listeners.
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
A portion of our Multiplatform Group segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our programming and sales departments, including profit sharing fees and commissions, and bad debt. Our content costs, including music license fees for music delivered via broadcast, vary with the volume and mix of songs played on our stations.
Digital Audio Group
Through our Digital Audio Group, we continue to expand the choices for listeners. We derive revenue in this segment by developing and delivering our content and selling advertising across multiple digital distribution channels, including via our iHeartRadio mobile application, our station websites and other digital platforms that reach national, regional and local audiences.
Our strategy has enabled us to extend our leadership in the rapidly growing podcasting sector, and iHeartMedia is the number one podcast publisher in America. Our reach now extends across more than 250 platforms and 2,000 different connected devices, and our digital business is comprised of streaming, subscription, display advertisements, and other content that is disseminated over digital platforms.

A portion of our Digital Audio Group segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to our content costs including profit sharing fees and third-party content costs, as well as sales commissions and bad debt. Certain of our content costs, including digital music performance royalties, vary with the volume of listening hours on our digital platforms.

Audio & Media Services Group

Audio & Media Services Group revenue is generated by services provided to broadcast industry participants through our Katz Media and RCS businesses. As a media representation firm, Katz Media generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast software and media streaming, along with research services for radio stations, broadcast television stations, cable channels, record labels, ad agencies and Internet stations worldwide.

COVID-19
Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. A recession or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue. Beginning in March 2020 and continuing in the following months, we saw a sharp decline in each of our Broadcast radio, Networks and Sponsorships revenue streams as a result of the impact of the coronavirus pandemic (“COVID-19”) and the resulting impact on the U.S. economy. Although revenues significantly increased for the year ended December 31, 2021 compared to the prior year for the revenue streams of our Multiplatform Group, revenue from this segment has not fully recovered from the impact of COVID-19. Our Digital Audio Group revenues, including podcasting, have continued to grow each quarter year-over-year during the COVID-19 pandemic. Our Audio & Media Services Group revenues have decreased from the prior year mainly due to lower political advertising revenue, partially offset by the continued recovery from the impact of the COVID-19 pandemic. Refer to Note 1, Summary of Significant Accounting Policies, for more information regarding COVID-19 and its impact on our financial statements.
Cost Savings Initiatives
In January 2020, we announced key modernization initiatives designed to take advantage of the significant investments we made in new technologies to build an improved operating infrastructure to upgrade products and deliver incremental cost efficiencies. Our investments in modernization delivered approximately $100 million of cost savings in the aggregate.
In April 2020, we announced approximately $200 million of incremental in-year operating expense savings initiatives in response to the weaker economic environment caused by the COVID-19 pandemic. We replicated the majority of those savings in 2021.
Impairment Charges
As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related structural lease expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the year ended December 31, 2021, we recognized non-cash impairment charges of $57.7 million as a result of these cost-savings initiatives.
We perform our annual impairment test on goodwill and indefinite-lived intangible assets, including Federal Communications Commission ("FCC") licenses, as of July 1 of each year. No impairment was required as part of the 2021 annual impairment testing. As a result of the COVID-19 pandemic and the economic downturn starting in March 2020, the Company performed interim impairment tests as of March 31, 2020 on its indefinite-lived FCC licenses and goodwill, resulting in non-cash impairment charges of $502.7 million and $1.2 billion on its FCC licenses and goodwill, respectively. For more information, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges and annual impairment tests.
While we believe we made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our long-lived assets, indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. In addition, future interest rate increases could result in future impairments.
Combined Results
Our financial results for the period from January 1, 2019 through May 1, 2019 are referred to as the “Predecessor” period. Our financial results for the period from May 2, 2019 through December 31, 2019, the year ended December 31, 2020 and the year ended December 31, 2021 are referred to as the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2019 through May 1, 2019 and the period from May 2, 2019 through December 31, 2019 separately, management views the Company’s operating results for the year ended December 31, 2019 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison to our results in the years ended December 31, 2021 and 2020.
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
The combined results for the year ended December 31, 2019, which we refer to herein as the results for the “year ended December 31, 2019” represent the sum of the reported amounts for the Predecessor period from January 1, 2019 through May 1, 2019 and the Successor period from May 2, 2019 through December 31, 2019. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results. Accordingly, the results for the year ended December 31, 2019 may not be comparable to the results for the years ended December 31, 2021 and 2020, particularly for statement of operations line items significantly impacted by the Reorganization and Separation transactions, the impact of fresh start accounting on depreciation and amortization and the impact of interest expense not being recognized while we were in Chapter 11 bankruptcy protection from the Petition Date of March 14, 2018 to May 1, 2019.
Executive Summary
Although our results for the year ended 2021 continued to be impacted by the effects of the COVID-19 pandemic, our revenues increased significantly, including revenue from our Multiplatform segment, which includes our broadcast radio, networks and sponsorship and events businesses. Digital revenue, including podcasting, continued to grow year-over-year.
The key developments in our business for the year ended December 31, 2021 are summarized below:
•Consolidated Revenue of $3,558.3 million increased $610.1 million, or 20.7%, during 2021 compared to Consolidated Revenue of $2,948.2 million in 2020.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group increased $282.2 million and $259.9 million, respectively, compared to 2020.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $360.1 million and $129.9 million, respectively, compared to 2020.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group decreased $26.8 million and $18.5 million, respectively, compared to 2020.
•Operating income of $154.9 million was up $1.9 billion from Operating loss of $1.7 billion in 2020.
•Net loss of $158.4 million in 2021 decreased $1.8 billion compared to Net loss of $1.9 billion in 2020.
•Adjusted EBITDA(1) of $811.1 million, was up $272.5 million from $538.7 million in 2020.
•Cash flows provided by operating activities from continuing operations of $330.6 million increased $114.6 million or 53.1% compared to 2020.
•Free cash flow(2) of $147.2 million improved from $130.7 million in 2020.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Successor Company
	Year Ended December 31,		%
	2021	2020	Change
Revenue	$3,558,340	$2,948,218	20.7%
Operating income (loss)	$154,857	$(1,737,624)	NM
Net loss	$(158,389)	$(1,915,222)	NM
Cash provided by operating activities from continuing operations	$330,573	$215,945	53.1%

Adjusted EBITDA(1)	$811,133	$538,673	50.6%
Free cash flow from continuing operations(2)	$147,201	$130,740	12.6%

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

Results of Operations
The table below presents the comparison of our historical results of operations for the year ended December 31, 2021 to the year ended December 31, 2020:

	Successor Company
(In thousands)	Year Ended December 31,
	2021	2020
Revenue	$3,558,340	$2,948,218
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,324,657	1,137,807
Selling, general and administrative expenses (excludes depreciation and amortization)	1,519,355	1,395,010
Depreciation and amortization	469,417	402,929
Impairment charges	57,734	1,738,752
Other operating expense, net	32,320	11,344
Operating income (loss)	154,857	(1,737,624)
Interest expense, net	332,384	343,745
Gain (loss) on investments, net	43,643	(9,346)
Equity in loss of nonconsolidated affiliates	(1,138)	(379)
Other expense, net	(14,976)	(7,751)
Loss before income taxes	(149,998)	(2,098,845)
Income tax benefit (expense)	(8,391)	183,623
Net loss	(158,389)	(1,915,222)
Less amount attributable to noncontrolling interest	810	(523)
Net loss attributable to the Company	$(159,199)	$(1,914,699)
The table below presents the comparison of our revenue streams for the year ended December 31, 2021 to the year ended December 31, 2020:

	Successor Company
(In thousands)	Year Ended December 31,		%
	2021	2020	Change
Broadcast Radio	$1,812,252	$1,604,880	12.9%
Networks	503,052	484,950	3.7%
Sponsorship and Events	160,322	107,654	48.9%
Other	13,392	9,370	42.9%
Multiplatform Group	2,489,018	2,206,854	12.8%
Digital, excluding Podcast	581,918	372,687	56.1%
Podcast	252,564	101,684	148.4%
Digital Audio Group	834,482	474,371	75.9%
Audio & Media Services Group	247,957	274,749	(9.8)%
Eliminations	(13,117)	(7,756)
Revenue, total	$3,558,340	$2,948,218	20.7%

Consolidated results for the year ended December 31, 2021 compared to the consolidated results for the year ended December 31, 2020 were as follows:
Revenue
Consolidated revenue increased $610.1 million during the year ended December 31, 2021 compared to 2020. The increase in Consolidated revenue is attributable to the continuing growth of our operating businesses and the continued recovery from the macroeconomic effects of COVID-19. Multiplatform revenue increased $282.2 million, primarily resulting from stronger demand for broadcast advertising compared to the prior year. Digital Audio revenue increased $360.1 million, driven primarily by continuing increases in demand for digital advertising, including continued growth in podcasting. Audio & Media Services revenue decreased $26.8 million primarily due to decreases in political advertising revenue, partially offset by the continued recovery from the impact of COVID-19.
Direct Operating Expenses
Direct operating expenses increased $186.9 million during the year ended December 31, 2021 compared to 2020. The increase in Direct operating expenses was primarily driven by higher variable expenses resulting from our significant increase in revenue, including profit sharing expenses and third-party digital costs, as well as variable national and local event expenses resulting from the return of live events.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $124.3 million during the year ended December 31, 2021 compared to 2020. The increase in Consolidated SG&A expenses was driven primarily by increased variable employee compensation expenses resulting primarily from higher bonus expense based on financial performance and higher sales commission expenses as a result of higher revenue. In the prior year the Company did not pay bonuses to the vast majority of employees. In addition, increased headcount resulting from investments in our digital businesses contributed to the increase in Consolidated SG&A expenses. These increases were partially offset by lower bad debt expense as well as lower employee compensation and other expenses resulting from our modernization and cost-reduction initiatives.
Depreciation and Amortization

Depreciation and amortization increased $66.5 million during 2021 compared to 2020, primarily as a result of increased capital expenditures, the impact of acquired businesses, and accelerated amortization of certain intangible assets.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. As part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the year ended December 31, 2021, we recognized non-cash impairment charges of $57.7 million related to certain of our right-of-use assets and leasehold improvements as a result of these cost-savings initiatives. In the year ended December 31, 2020, we recognized non-cash impairment charges to our goodwill and FCC licenses of $1.7 billion as a result of the adverse effects caused by the COVID-19 pandemic on estimated future cash flows in the first quarter of 2020. No impairment charges were recorded in 2021 in connection with our annual impairment testing of goodwill and FCC licenses.
Other Operating Expense, Net
Other operating expense, net of $32.3 million in 2021 related primarily to net losses recognized on asset disposals in connection with our real estate optimization initiatives. Other operating expense, net of $11.3 million in 2020, related primarily to net losses recognized on the disposal of assets.
Interest Expense, Net
Interest expense, net decreased $11.4 million during 2021 compared to 2020 primarily as a result of the impact of lower LIBOR rates and the $250.0 million voluntary repayment of our term loan facilities and amended incremental term loan facility in July 2021, partially offset by the issuance of incremental term loans in the third quarter of 2020.

Gain (Loss) on Investments, net
During the year ended December 31, 2021, we recognized a gain on investments, net of $43.6 million, primarily related to the sale of our investment in the San Antonio Spurs, partially offset by impairments of certain investments. During the year ended December 31, 2020, we recognized loss on investments, net of $9.3 million, primarily in connection with declines in the values of certain of our investments.
Other Expense, Net
Other expense, net was $15.0 million for the year ended December 31, 2021, which related primarily to the write-off of unamortized debt issuance costs upon our voluntary partial prepayment of our Term Loan Facilities in July 2021, and finance lease termination payments.
Other expense, net was $7.8 million for the year ended December 31, 2020, which related primarily to costs incurred to amend our Term Loan Facility and professional fees.
Income Tax Expense (Benefit)
The effective tax rate for the year ended December 31, 2021 was (5.6)%. The effective tax rate for the year ended December 31, 2021 was primarily impacted by the increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.
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
Net Loss Attributable to the Company
Net loss attributable to the Company decreased to $159.2 million during the year ended December 31, 2021 compared to Net loss attributable to the Company of $1.9 billion during the year ended December 31, 2020, primarily as a result of the impairment charge recognized during the first quarter of 2020, the increase in revenue from the continuing growth of our operating businesses and the continued growth from the recovery from the macroeconomic effects of the COVID-19 pandemic.

Multiplatform Group Results

(In thousands)	Successor Company
	Year Ended December 31,		%
	2021	2020	Change
Revenue	$2,489,018	$2,206,854	12.8%
Operating expenses(1)	1,745,680	1,723,449	1.3%
Segment Adjusted EBITDA	$743,338	$483,405	53.8%
Segment Adjusted EBITDA margin	29.9%	21.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group increased $282.2 million compared to 2020, primarily as a result of the continued recovery from the negative impact of the COVID-19 pandemic on our radio business. The increase in revenue was partially offset by lower political revenue compared to the prior year due to 2020 being a presidential election year. Broadcast revenue increased $207.4 million, or 12.9%, year-over-year, while Networks grew $18.1 million, or 3.7%, year-over-year. Revenue from Sponsorship and Events increased by $52.7 million, or 48.9%, year-over-year, primarily as a result of the return of live events.

Operating expenses increased $22.2 million, driven primarily by higher variable employee compensation expense including commission and bonus expense resulting from higher revenues and profitability, as well as higher talent and profit sharing fees, both driven by higher revenue, and higher expenses related to the return of live events. The increase was partially offset by lower bad debt expense as well as lower employee compensation and other expenses resulting from our modernization and cost-reduction initiatives.
Digital Audio Group Results

(In thousands)	Successor Company
	Year Ended December 31,		%
	2021	2020	Change
Revenue	$834,482	$474,371	75.9%
Operating expenses(1)	573,835	343,598	67.0%
Segment Adjusted EBITDA	$260,647	$130,773	99.3%
Segment Adjusted EBITDA margin	31.2%	27.6%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased $360.1 million compared to the prior year, led by Digital, excluding Podcast revenue, which increased by $209.2 million, or 56.1%, year-over-year, and Podcast revenue, which increased by $150.9 million, or 148.4%, year-over-year, both of which were driven by increased content and demand for digital advertising. Digital Audio Group revenues increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory utilizing our sales force and advertising technology platforms, partially driven by investments in the digital space.

Operating expenses increased $230.2 million in connection with our Digital Audio Group’s significant revenue growth, due to the impact of increased variable employee compensation expense, variable content, talent costs, and third-party digital costs due to higher revenue, as well as increased content and production costs primarily resulting from the development of new podcasts. In addition, operating expenses increased due to additional headcount resulting from investments in the digital space.
Audio & Media Services Group Results

(In thousands)	Successor Company
	Year Ended December 31,		%
	2021	2020	Change
Revenue	$247,957	$274,749	(9.8)%
Operating expenses(1)	171,766	180,081	(4.6)%
Segment Adjusted EBITDA	$76,191	$94,668	(19.5)%
Segment Adjusted EBITDA margin	30.7%	34.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group decreased $26.8 million compared to 2020 due to lower political advertising revenue, partially offset by the continued recovery from the negative impact of the COVID-19 pandemic.

Operating expenses decreased $8.3 million primarily as a result of lower sales commissions due to lower revenues and lower expenses due to our modernization and cost-reduction initiatives.

The comparison of our consolidated results for the year ended December 31, 2020 to the combined results of year ended December 31, 2019 is as follows:

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Revenue	$2,948,218	$2,610,056	$1,073,471	$3,683,527
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,137,807	860,313	370,612	1,230,925
Selling, general and administrative expenses (excludes depreciation and amortization)	1,395,010	1,052,484	491,449	1,543,933
Depreciation and amortization	402,929	249,623	52,834	302,457
Impairment charges	1,738,752	—	91,382	91,382
Other operating expense, net	11,344	8,000	154	8,154
Operating income (loss)	(1,737,624)	439,636	67,040	506,676
Interest expense (income), net	343,745	266,773	(499)	266,274
Loss on investments, net	(9,346)	(20,928)	(10,237)	(31,165)
Equity in loss of nonconsolidated affiliates	(379)	(279)	(66)	(345)
Other income (expense), net	(7,751)	(18,266)	23	(18,243)
Reorganization items, net	—	—	9,461,826	9,461,826
Income (loss) from continuing operations before income taxes	(2,098,845)	133,390	9,519,085	9,652,475
Income tax (benefit) expense	183,623	(20,091)	(39,095)	(59,186)
Income (loss) from continuing operations	(1,915,222)	113,299	9,479,990	9,593,289
Income from discontinued operations, net of tax	—	—	1,685,123	1,685,123
Net income (loss)	(1,915,222)	113,299	11,165,113	11,278,412
Less amount attributable to noncontrolling interest	(523)	751	(19,028)	(18,277)
Net income (loss) attributable to the Company	$(1,914,699)	$112,548	$11,184,141	$11,296,689

The table below presents the comparison of our revenue streams for the periods presented:

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
(In thousands)	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	%
	2020	2019	2019	2019	Change
Broadcast Radio	$1,604,880	$1,575,382	$657,864	$2,233,246	(28.1)%
Networks	484,950	425,631	189,088	614,719	(21.1)%
Sponsorship and Events	107,654	159,187	50,330	209,517	(48.6)%
Other	9,370	14,211	6,606	20,817	(55.0)%
Multiplatform Group	2,206,854	2,174,411	903,888	3,078,299	(28.3)%
Digital, excluding Podcast	372,687	231,160	91,695	322,855	15.4%
Podcast	101,684	42,229	11,094	53,323	90.7%
Digital Audio Group	474,371	273,389	102,789	376,178	26.1%
Audio & Media Services Group	274,749	167,292	69,362	236,654	16.1%
Eliminations	(7,756)	(5,036)	(2,568)	(7,604)
Revenue, total	$2,948,218	$2,610,056	$1,073,471	$3,683,527	(20.0)%
Revenue
Consolidated revenue decreased $735.3 million during the year ended December 31, 2020 compared to 2019. The decrease in Consolidated revenue is attributable to the macroeconomic effects of COVID-19, which began to unfold into a global pandemic in early March 2020, resulting in a significant economic downturn due to the shut-down of businesses and shelter-in-place orders, resulting in significant revenue declines impacting most of our revenue streams, primarily as a result of a decrease in broadcast radio advertising spend as a result of the COVID-19 pandemic. This decrease was partially offset by growth from our digital revenue streams. Multiplatform Group revenue decreased $871.4 million driven primarily by a decrease in Broadcast radio revenue as a result of the economic impacts of the COVID-19 pandemic. Digital Audio Group revenue increased $98.2 million, driven by continued growth in both podcasting and digital, excluding podcasting revenues each of which continued to experience increased advertiser demand. Audio and Media Services Group revenue increased $38.1 million primarily due to an increase in political revenue as a result of 2020 being a presidential election year, partially offset by the effects of COVID-19 on advertising spend.
Direct Operating Expenses
Consolidated direct operating expenses decreased $93.1 million during the year ended December 31, 2020 compared to 2019. The decrease in Consolidated direct operating expenses was driven primarily by lower employee compensation expenses resulting from our modernization initiatives and cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, variable operating expenses, including music license and performance royalty fees, decreased in relation to lower revenue recognized during the year. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic. The decrease in Direct operating expenses was partially offset by severance payments and other costs specific to our modernization initiatives, as well as higher content costs from higher podcasting and digital subscription revenue.
SG&A Expenses
Consolidated SG&A expenses decreased $148.9 million during the year ended December 31, 2020 compared to 2019. The decrease in Consolidated SG&A expenses was driven primarily by lower employee compensation expenses resulting from cost reduction initiatives taken in response to the COVID-19 pandemic, along with lower sales commissions, which were impacted by the decrease in revenue. Travel and entertainment expenses also decreased primarily as a result of operating expense saving initiatives put into place in response to the COVID-19 pandemic, as well as trade and barter expenses primarily driven by lower Local trade expenses, which declined in line with lower trade revenue. The decrease in SG&A expenses was partially offset by costs incurred in relation to our modernization initiatives announced in the first quarter of 2020 and higher bad debt expense.

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
We recognized non-cash impairment charges of $91.4 million in the first quarter of 2019 on our indefinite-lived FCC licenses as a result of an increase in our weighted average cost of capital. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Expense, Net
Other operating expense, net of $11.3 million and $8.2 million in 2020 and 2019, respectively, primarily related to net losses recognized on the disposal of assets.

Interest Expense, Net
Interest expense, net increased $77.5 million during 2020 compared to 2019 as a result of the interest recognized on the new debt issued in connection with our emergence from the Chapter 11 Cases. During the period from March 14, 2018 to May 1, 2019, while the Company was a debtor-in-possession, no interest expense was recognized on pre-petition debt. The increase was partially offset by a decrease in interest expense driven by the impact of lower LIBOR rates, as well as the impact of the amendment to the Term Loan Facility in the first quarter of 2020, resulting in a 1.00% reduction in the Term Loan Facility interest rate.
In the Predecessor period, we ceased to accrue interest expense on long-term debt, which was reclassified as Liabilities subject to compromise as of the Petition Date, resulting in $533.4 million in contractual interest not being accrued on pre-petition indebtedness for the period from January 1, 2019 to May 1, 2019.
Loss on Investments, net

During the years ended December 31, 2020 and 2019, we recognized loss on investments, net of $9.3 million and $31.2 million, respectively, primarily in connection with declines in the values of certain of our investments.
Other Expense, Net

Other expense, net was $7.8 million for the year ended December 31, 2020, which related primarily to costs incurred to amend our Term Loan Facility and professional fees incurred in connection with the Chapter 11 Cases.

Other expense, net was $18.2 million for the year ended December 31, 2019, which related primarily to professional fees incurred in connection with the Chapter 11 Cases in the Successor period. Such expenses were included within Reorganization items, net in the Predecessor period while the Company was a debtor-in-possession.

Reorganization Items, Net
During 2019, we recognized Reorganization items, net of $9,461.8 million related to our emergence from the Chapter 11 Cases, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. In addition, Reorganization items, net included professional fees recognized between the March 14, 2018 Petition Date and the May 1, 2019 Effective Date in connection with the Chapter 11 Cases. See Note 15, Fresh Start Accounting, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Income Tax Benefit (Expense)
The effective tax rate for the year ended December 31, 2020 was 8.7%. The effective tax rate for the year ended December 31, 2020 was primarily impacted by the impairment charges discussed above. In addition, we recorded deferred tax adjustments to state net operating losses and federal and state disallowed interest carryforwards as a result of the filing of 2019 tax returns and certain legal entity restructuring completed during the period. These deferred tax adjustments were partially offset by valuation allowances adjustments recorded during the year against certain federal and state deferred tax assets such as net operating loss carryforwards and disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods.
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
Net Income (Loss) Attributable to the Company
    Net income (loss) attributable to the Company decreased $13.2 billion to a Net loss of $1.9 billion during the year ended December 31, 2020 compared to net income of $11.3 billion during the year ended December 31, 2019. The Net loss attributable to the Company for the year ended December 31, 2020 primarily related to the $1.7 billion non-cash impairment charges to our indefinite-lived intangible assets and goodwill recognized in the first quarter of 2020. In 2019, the Net income attributable to the Company primarily related to the recognition of net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities.

Multiplatform Group Results

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	%
	2020	2019	2019	2019	Change
Revenue	$2,206,854	$2,174,411	$903,888	$3,078,299	(28.3)%
Operating expenses(1)	1,723,449	1,381,073	635,205	2,016,278	(14.5)%
Segment Adjusted EBITDA	$483,405	$793,338	$268,683	$1,062,021	(54.5)%
Segment Adjusted EBITDA margin	21.9%	36.5%	29.7%	34.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group decreased $871.4 million compared to the comparative period in the prior year, primarily as a result of the negative impact of the COVID-19 pandemic on our radio business. Broadcast revenue decreased $628.4 million, or 28.1%, year-over-year. The decrease in Broadcast radio revenue was partially offset by a $70.5 million increase in political revenue as a result of 2020 being a presidential election year. Revenue from our Networks businesses, including both Premiere and Total Traffic & Weather, was also impacted by the downturn, resulting in a decrease of $129.8 million, or 21.1%. Revenue from Sponsorship and Events decreased by $101.9 million, or 48.6%, primarily as a result of the cancellations of events in response to the COVID-19 pandemic.

Operating expenses decreased $292.8 million, driven primarily by lower employee compensation expenses resulting from our modernization initiatives and cost reduction initiatives taken in response to the COVID-19 pandemic. In addition, variable operating expenses, including sales commissions, trade and barter expenses and music license fees, decreased in relation to lower revenue recognized during the year. Variable expenses related to events also decreased as a result of the postponement or cancellation of events in response to the COVID-19 pandemic. These decreases were partially offset by higher bad debt expense.
Digital Audio Group Results

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	%
	2020	2019	2019	2019	Change
Revenue	$474,371	$273,389	$102,789	$376,178	26.1%
Operating expenses(1)	343,598	194,366	88,621	282,987	21.4%
Segment Adjusted EBITDA	$130,773	$79,023	$14,168	$93,191	40.3%
Segment Adjusted EBITDA margin	27.6%	28.9%	13.8%	24.8%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased $98.2 million compared to the prior year driven by Podcast revenue, which increased by $48.4 million, or 90.7%, year-over-year, driven by continued growth in podcasting, including for both new and existing podcasts, and Digital, excluding Podcast revenue, which increased by $49.8 million, or 15.4%, year-over-year, driven by increased demand for digital advertising. Digital Audio Group revenues increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory utilizing our sales force and advertising technology platforms, partially driven by investments in the digital space.

Operating expenses increased $60.6 million in connection with our Digital Audio Group’s revenue growth, including the impact of variable content and talent costs and third-party digital costs due to higher revenue as well as increased content and production costs primarily resulting from the development of new and existing podcasts.
Audio & Media Services Group Results

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,	%
	2020	2019	2019	2019	Change
Revenue	$274,749	167,292	69,362	$236,654	16.1%
Operating expenses(1)	180,081	120,685	55,278	175,963	2.3%
Segment Adjusted EBITDA	$94,668	$46,607	$14,084	$60,691	56.0%
Segment Adjusted EBITDA margin	34.5%	27.9%	20.3%	25.6%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group increased $38.1 million compared to the comparative period in the prior year primarily due to a $61.8 million increase in political revenue as a result of 2020 being a presidential election year, partially offset by the effects of COVID-19 on advertising spend.

Operating expenses increased $4.1 million primarily as a result of variable costs due to higher revenue, including higher variable compensation expenses.

Non-GAAP Financial Measures

Reconciliations of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Successor Company
	Year Ended December 31,
	2021	2020
Operating income (loss)	$154,857	$(1,737,624)
Depreciation and amortization(1)	469,417	402,929
Impairment charges	57,734	1,738,752
Other operating expense, net	32,320	11,344
Share-based compensation expense	23,543	22,862
Restructuring and reorganization expenses	73,262	100,410
Adjusted EBITDA(2)	$811,133	$538,673

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined[2]
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Operating income (loss)	$(1,737,624)	$439,636	$67,040	$506,676
Depreciation and amortization(1)	402,929	249,623	52,834	302,457
Impairment charges	1,738,752	—	91,382	91,382
Other operating expense, net	11,344	8,000	154	8,154
Share-based compensation expense	22,862	26,411	498	26,909
Restructuring and reorganization expenses	100,410	51,879	13,241	65,120
Adjusted EBITDA(2)	$538,673	$775,549	$225,149	$1,000,698

Reconciliations of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Successor Company
	Year Ended December 31,
	2021	2020
Net loss	$(158,389)	$(1,915,222)
Income tax (benefit) expense	8,391	(183,623)
Interest expense, net	332,384	343,745
Depreciation and amortization	469,417	402,929
EBITDA	$651,803	$(1,352,171)
(Gain) loss on investments, net	(43,643)	9,346
Other expense, net	14,976	7,751
Equity in loss of nonconsolidated affiliates	1,138	379
Impairment charges	57,734	1,738,752
Other operating expense, net	32,320	11,344
Share-based compensation expense	23,543	22,862
Restructuring expenses	73,262	100,410
Adjusted EBITDA(2)	$811,133	$538,673

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Net income (loss)	(1,915,222)	113,299	11,165,113	11,278,412
Income from discontinued operations, net of tax	—	—	(1,685,123)	(1,685,123)
Income tax (benefit) expense	(183,623)	20,091	39,095	59,186
Interest expense (income), net(3)	343,745	266,773	(499)	266,274
Depreciation and amortization(1)	402,929	249,623	52,834	302,457
EBITDA	$(1,352,171)	$649,786	$9,571,420	$10,221,206
Reorganization items, net	—	—	(9,461,826)	(9,461,826)
Loss on investments, net	9,346	20,928	10,237	31,165
Other (income) expense, net	7,751	18,266	(23)	18,243
Equity in loss of nonconsolidated affiliates	379	279	66	345
Impairment charges	1,738,752	—	91,382	91,382
Other operating expense, net	11,344	8,000	154	8,154
Share-based compensation expense	22,862	26,411	498	26,909
Restructuring and reorganization expenses	100,410	51,879	13,241	65,120
Adjusted EBITDA(2)	$538,673	$775,549	$225,149	$1,000,698
(1)Increase in Depreciation and amortization for the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019 is driven by the application of fresh start accounting, resulting in significantly higher values of our tangible and intangible assets.
(2)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring and reorganization expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude

Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Loss (gain) on investments, net, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring and reorganization expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. Reorganization expenses primarily include the amortization of retention bonus amounts paid or payable to certain members of management directly as a result of the Reorganization. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.
(3)Increase in Interest expense (income), net is driven by the interest recognized on the new debt issued in connection with our emergence from the Chapter 11 Cases. During the period from March 14, 2018 to May 1, 2019, while the Company was in debtor-in-possession, no interest expense was recognized on pre-petition debt.
Reconciliations of Cash provided by (used for) operating activities from continuing operations to Free cash flow from (used for) continuing operations

(In thousands)	Successor Company
	Year Ended December 31,
	2021	2020
Cash provided by operating activities from continuing operations	$330,573	$215,945
Purchases of property, plant and equipment by continuing operations	(183,372)	(85,205)
Free cash flow from continuing operations(1)	$147,201	$130,740

(In thousands)	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2020	2019	2019	2019
Cash provided by (used for) operating activities from continuing operations(2)	$215,945	$468,905	$(7,505)	$461,400
Less: Purchases of property, plant and equipment by continuing operations	(85,205)	(75,993)	(36,197)	(112,190)
Free cash flow from (used for) continuing operations(2)	$130,740	$392,912	$(43,702)	$349,210
(1)We define Free cash flow from (used for) continuing operations (“Free Cash Flow”) as Cash provided by operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.

(2)Cash provided by operating activities from continuing operations for the year ended December 31, 2019 was impacted primarily by an increase of $165.1 million in cash paid for interest. Our debt issued upon emergence was outstanding from the period of May 2, 2019 to December 31, 2019, resulting in cash interest payments of $183.8 million. Cash provided by operating activities was also impacted by a $97.9 million increase in cash payments for Reorganization items, which consisted primarily of bankruptcy-related professional fees, as well as payments for settlement of pre-petition liabilities upon our emergence from bankruptcy.
Share-Based Compensation Expense
Historically, we had granted restricted shares of the Company's Class A common stock to certain key individuals. In connection with the effectiveness of our Plan of Reorganization, all unvested restricted shares were canceled.
Pursuant to our 2019 Incentive Equity Plan ("2019 Plan") we adopted in connection with the effectiveness of our Plan of Reorganization as well as our 2021 Long-Term Incentive Award Plan ("2021 Plan"), we have granted restricted stock units and options to purchase shares of the Company's Class A common stock to our employees and directors. The 2021 Plan was approved in April 2021. In connection with its approval, our 2019 Plan was terminated and we are not able to grant future awards under the 2019 Plan. The terms and conditions of the 2019 Plan continue to govern any outstanding awards under this plan.
Share-based compensation expenses are recorded in corporate expenses and were $23.5 million, $22.9 million and $26.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In August 2020, we issued performance-based restricted stock units (“Performance RSUs”) to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the year ended December 31, 2021, we recognized $1.6 million in relation to these performance-based RSUs. In the year ended December 31, 2020, we recognized $3.4 million in relation to these performance-based RSUs.
As of December 31, 2021, there was $39.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2 years.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Successor Company	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2021	2020	2019	2019	2019
Cash provided by (used for):
Operating activities	$330,573	$215,945	$468,905	$(40,186)	$428,719
Investing activities	$(346,790)	$(147,813)	$(73,278)	$(261,144)	$(334,422)
Financing activities	$(352,124)	$241,180	$(58,033)	$(55,557)	$(113,590)
Free Cash Flow(1)	$147,201	$130,740	$392,912	$(43,702)	$349,210
(1) For a definition of Free cash flow from continuing operations and a reconciliation to Cash provided by operating activities from continuing operations, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities from continuing operations to Free cash flow from (used for) continuing operations” in this MD&A.

Operating Activities
2021
Cash provided by operating activities was $330.6 million in 2021 compared to $215.9 million of cash provided by operating activities in 2020.
Cash provided by operating activities increased from $215.9 million in 2020 to $330.6 million in 2021 primarily as a result of an increase in cash flows generated from higher revenues and operating profitability as the Company's businesses continue to recover from the impact of the COVID-19 pandemic. The increase in cash provided by operating activities was partially offset by changes in working capital balances, particularly accounts receivable, which was impacted by the timing of collections.
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
Investing Activities
2021
Cash used for investing activities of $346.8 million in 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.5 million. In addition, $183.4 million in cash was used for capital expenditures, reflecting a $98.2 million increase in capital expenditures compared to the prior year. The increase in capital expenditures relates primarily to incremental spend in 2021 for infrastructure and IT in connection with our real estate optimization and modernization initiatives compared to 2020 which experienced lower capital expenditures as a result of cash flow preservation actions taken in response to the economic impacts of the COVID-19 pandemic. Cash used for investing activities was partially offset by cash provided by investing activities primarily related to proceeds of $50.8 million received mostly from the sale of our investment in the San Antonio Spurs.
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
Financing Activities
2021
Cash used for financing activities of $352.1 million in 2021 primarily resulted from the $250.0 million voluntary repayment of our term loan credit facilities in connection with the repricing transaction, and required quarterly principal payments made on our Term Loan Facility and repayment of a subsidiary note payable. As a result of our voluntary prepayment, our Term Loan Facility no longer requires quarterly principal payments.
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
Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $352.1 million as of December 31, 2021, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. As of December 31, 2021, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $26.9 million in outstanding letters of credit, resulting in $423.1 million of borrowing base availability. Together with our cash balance of $352.1 million as of December 31, 2021 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $775 million.
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
We continue to evaluate the ongoing impact of COVID-19 on our business. The challenges that COVID-19 has created for advertisers and consumers have had an adverse impact on our revenue for the twelve months ended December 31, 2021 and have created a business outlook that is less clear in the near term. Although our results continued to be impacted by the effects of the COVID-19 pandemic, our revenue for the year ended December 31, 2021 increased significantly compared to the year ended December 31, 2020. We believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2021, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our
1 Total available liquidity defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

primary anticipated uses of liquidity in 2022 will be to fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations.

We anticipate that we will have approximately $312 million of cash interest payments in 2022. For a description of the Company's future maturities of long-term debt, see Note 6, Long-Term Debt, and for a description of the Company's non-cancelable operating lease agreements, see Note 7, Commitments and Contingencies.

We believe that our cash balance, our cash flow from operations and availability under our ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months. In addition, none of our long-term debt includes maintenance covenants that could trigger early repayment. We fully appreciate the unprecedented challenges posed by the COVID-19 pandemic, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

We frequently evaluate strategic opportunities, and we expect from time to time to pursue acquisitions or dispose of certain businesses, which may or may not be material.

In connection with the Emergence, we entered into the following transactions which may require ongoing capital commitments:
Tax Matters Agreement

In connection with the separation (the "Separation") of Clear Channel Outdoor Holdings, Inc. ("CCOH") as part of the Company's Plan of Reorganization, we entered into the Tax Matters Agreement by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc., Clear Channel Holdings, Inc., CCOH and Clear Channel Outdoor, Inc., to allocate the responsibility of iHeartMedia and its subsidiaries, on the one hand, and CCOH and its subsidiaries, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.

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

Sources of Capital
As of December 31, 2021 and December 31, 2020, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	Successor Company
	December 31, 2021	December 31, 2020
Term Loan Facility due 2026(1)	$1,864,032	$2,080,259
Incremental Term Loan Facility due 2026(1)	401,220	447,750
Asset-based Revolving Credit Facility due 2023	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt	5,350	22,753
Total consolidated secured debt	$4,320,602	$4,600,762

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	90	6,782
Purchase accounting adjustments and original issue discount	(13,454)	(18,817)
Long-term debt fees	(18,370)	(21,797)
Total Debt	5,738,868	6,016,930
Less: Cash and cash equivalents	352,129	720,662
Net Debt	$5,386,739	$5,296,268
(1) On July 16, 2021, iHeartCommunications, Inc. ("iHeartCommunications") entered into an amendment to the credit agreement governing its Term Loan credit facilities. The amendment reduces the interest rate of its Incremental Term Loan Facility due 2026 to a Eurocurrency Rate of LIBOR plus a margin of 3.25% and floor of 0.50% (from LIBOR plus a margin of 4.00% and floor of 0.75%). The Base Rate interest amount was reduced to Base Rate plus a margin of 2.25% and floor of 1.50%. In connection with the amendment, iHeartCommunications voluntarily prepaid $250.0 million of borrowings outstanding under the Term Loan credit facilities with cash on hand, resulting in a reduction of $44.3 million of the existing Incremental Term Loan Facility due 2026 and $205.7 million of the Term Loan Facility due 2026.
For additional information regarding our debt, including the terms of the governing documents, refer to Note 6, Long-Term Debt, to our consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K.
Exchange of Special Warrants

On July 25, 2019, the Company filed the PDR with the FCC to permit up to 100% of the Company’s voting stock to be owned by non-U.S. individuals and entities. On November 5, 2020, the FCC issued the 2020 Declaratory Ruling granting the relief requested by the PDR, subject to certain conditions set forth therein.

On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into 45,133,811 shares of iHeartMedia Class A common stock, the Company’s publicly traded equity, and 22,337,312 Class B common stock in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company's remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. There were 120,270,406 shares of Class A common stock, 21,589,449 shares of Class B common stock and 5,293,069 Special Warrants outstanding on February 18, 2022.

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the year ended December 31, 2021, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of December 31, 2021, we were in compliance with all covenants related to our debt agreements.
Uses of Capital
Capital Expenditures
Capital expenditures for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In thousands)	Successor Company	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Year Ended December 31,	Year Ended December 31,	Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,	Year Ended December 31,
	2021	2020	2019	2019	2019
Multiplatform Group	$130,894	$51,559	$48,096	$25,270	$73,366
Digital Audio Group	23,907	16,086	10,505	4,694	15,199
Audio and Media Services Group	14,515	5,105	3,980	1,263	5,243
Corporate	14,056	12,455	13,412	4,970	18,382
Total capital expenditures	$183,372	$85,205	$75,993	$36,197	$112,190

Our capital expenditures were not individually significant and primarily relate to studio and broadcast equipment, leasehold improvements, and software.
Dividends
Holders of shares of our Class A common stock are entitled to receive dividends, on a per share basis, when and if declared by our Board out of funds legally available therefor and whenever any dividend is made on the shares of our Class B common stock subject to certain exceptions set forth in our certificate. See Note 9, Stockholders' Equity, to our consolidated financial statements located in Item 8 of Part II of this Annual Report on Form 10-K.
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

SEASONALITY
Typically, the Company experiences their lowest financial performance in the first quarter of the calendar year. We expect this trend to continue in the future. Due to this seasonality and certain other factors, the results for the interim periods may not be indicative of results for the full year. In addition, we are impacted by political cycles and generally experience higher revenues in congressional election years, and particularly in presidential election years. This may affect comparability of results between years.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, foreign currency exchange rates and inflation.
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2021, approximately 39% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2021 would have changed by $1.0 million.
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
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. Although we are unable to determine the exact impact of inflation, we believe the impact will continue to be immaterial considering the actions we may take in response to these higher costs that may arise as a result of inflation.
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
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience for each business unit, adjusted for changes in the agings and in current economic conditions.
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2021 would have changed by approximately $2.9 million.
Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Expected lease term: Our expected lease term includes both contractual lease periods and cancellable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a finance lease and will generally result in higher interest and depreciation expense for a leased property.
Incremental borrowing rate: The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the net present value of the minimum lease payments is greater than 90% of the fair market value of the property. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a finance lease.
Fair market value of leased asset: The fair market value of leased property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a finance lease.
Subleases: When the decision is made to abandon a leased property before the expiration of the lease term, we assess whether such property will be subleased. Judgement is required in determining if a leased property can be subleased, estimated sublease payments to be received and the length of time it would take for the sublease to be obtained. These assumptions are generally based on historical experience as well as current and expected market conditions using information provided by third-party sources. The fair value of our leased assets may be impacted if actual results differ from our assumptions.
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
Indefinite-lived Intangible Assets
In connection with our Plan of Reorganization, we applied fresh start accounting as required by ASC 852, Reorganizations, and recorded all of our assets and liabilities at estimated fair values, including our FCC licenses, which are included within our Multiplatform Group reporting unit. Indefinite-lived intangible assets, such as our FCC licenses, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99, Business Combinations. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35, Intangibles-Goodwill and Other. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model, which results in value that is directly attributable to the indefinite-lived intangible assets.

Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market.

On July 1, 2021, we performed our annual impairment test in accordance with ASC 350-30-35, Intangibles-Goodwill and Other, and we concluded no impairment of the indefinite-lived intangible assets was required. In determining the fair value of our FCC licenses, the following key assumptions were used:

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

Goodwill
Upon application of fresh start accounting in accordance with ASC 852, Reorganizations, in connection with our emergence from bankruptcy, we recorded goodwill of $3.3 billion, which represented the excess of estimated enterprise fair value over the estimated fair value of our assets and liabilities. Goodwill was further allocated to our reporting units based on the relative fair values of our reporting units as of May 1, 2019. As a result of the changes in the Company's management structure and its reportable segments, we performed interim impairment tests on goodwill as of January 1, 2021. No impairment charges were recorded in the first quarter of 2021 in connection with the interim impairment test.

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

On July 1, 2021, we performed our annual impairment test in accordance with ASC 350-30-35, Intangibles-Goodwill and Other, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2021 through 2025. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.
•Cash flows beyond 2025 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our Multiplatform and RCS Reporting units, 3.0% for our Digital Audio Reporting unit, and 2.0% for our Katz Media reporting unit (beyond 2029).
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
Insurance Accruals
We currently maintain self-insured retentions for various insurance coverages, including property, casualty, directors and officers, cyber, and media liability. Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2021. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
Share-Based Compensation
Under the fair value recognition provisions of ASC 718-10, Compensation-Stock Compensation, share-based compensation cost is measured at the grant date based on the fair value of the award. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K, under the heading “Market Risk”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iHeartMedia, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020 (Successor), the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2021 (Successor), December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), and the period from January 1, 2019 through May 1, 2019 (Predecessor), and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2021 (Successor), December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor), and the period from January 1, 2019 through May 1, 2019 (Predecessor) in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter	As described in Note 4 to the consolidated financial statements, at December 31, 2021 the Company’s goodwill was $2.3 billion and FCC licenses with indefinite lives were $1.8 billion. Management conducts impairment tests for goodwill and indefinite-lived intangibles annually during the third quarter, or more frequently, if events or circumstances indicate the carrying value of goodwill or indefinite-lived intangibles may be impaired. The Company performed their annual impairment test as of July 1, 2021 on goodwill and indefinite-lived intangible assets which resulted in no impairment charges being recorded to goodwill or FCC Licenses.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1986, but we are unable to determine the specific year.
San Antonio, Texas
February 23, 2022

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	Successor Company
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$352,129	$720,662
Accounts receivable, net of allowance of $29,270 in 2021 and $38,777 in 2020	1,030,380	801,380
Prepaid expenses	65,927	79,508
Other current assets	24,431	17,426
Total Current Assets	1,472,867	1,618,976
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	782,093	811,702
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,778,045	1,770,345
Other intangibles, net	1,666,600	1,924,492
Goodwill	2,313,581	2,145,935
OTHER ASSETS
Operating lease right-of-use assets	741,410	825,887
Other assets	126,713	105,624
Total Assets	$8,881,309	$9,202,961
CURRENT LIABILITIES
Accounts payable	$206,007	$149,333
Current operating lease liabilities	88,585	76,503
Accrued expenses	353,045	265,651
Accrued interest	67,983	68,054
Deferred revenue	133,123	123,488
Current portion of long-term debt	673	34,775
Total Current Liabilities	849,416	717,804
Long-term debt	5,738,195	5,982,155
Series A Mandatorily Redeemable Preferred Stock, par value $0.001, authorized 95,000 shares, no shares issued in 2021 and 60,000 shares issued in 2020, respectively	—	60,000
Noncurrent operating lease liabilities	738,814	764,491
Deferred income taxes	558,222	556,477
Other long-term liabilities	80,897	71,217
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	8,410	8,350
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 120,633,937 and 64,726,864 shares in 2021 and 2020, respectively	120	65
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,590,192 and 6,886,925 shares in 2021 and 2020, respectively	22	7
Special Warrants, 5,304,430 and 74,835,899 issued and outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	2,876,571	2,849,020
Accumulated deficit	(1,962,819)	(1,803,620)
Accumulated other comprehensive income (loss)	(257)	194
Cost of shares (389,814 in 2021 and 254,066 in 2020) held in treasury	(6,282)	(3,199)
Total Stockholders' Equity	915,765	1,050,817
Total Liabilities and Stockholders' Equity	$8,881,309	$9,202,961

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

	Successor Company			Predecessor Company
(In thousands, except per share data)	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
	2021	2020	2019	2019
Revenue	$3,558,340	$2,948,218	$2,610,056	$1,073,471
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,324,657	1,137,807	860,313	370,612
Selling, general and administrative expenses (excludes depreciation and amortization)	1,519,355	1,395,010	1,052,484	491,449
Depreciation and amortization	469,417	402,929	249,623	52,834
Impairment charges	57,734	1,738,752	—	91,382
Other operating expense, net	32,320	11,344	8,000	154
Operating income (loss)	154,857	(1,737,624)	439,636	67,040
Interest expense (income), net	332,384	343,745	266,773	(499)
Gain (loss) on investments, net	43,643	(9,346)	(20,928)	(10,237)
Equity in loss of nonconsolidated affiliates	(1,138)	(379)	(279)	(66)
Other income (expense), net	(14,976)	(7,751)	(18,266)	23
Reorganization items, net	—	—	—	9,461,826
Income (loss) from continuing operations before income taxes	(149,998)	(2,098,845)	133,390	9,519,085
Income tax benefit (expense)	(8,391)	183,623	(20,091)	(39,095)
Income (loss) from continuing operations	(158,389)	(1,915,222)	113,299	9,479,990
Income from discontinued operations, net of tax	—	—	—	1,685,123
Net income (loss)	(158,389)	(1,915,222)	113,299	11,165,113
Less amount attributable to noncontrolling interest	810	(523)	751	(19,028)
Net income (loss) attributable to the Company	$(159,199)	$(1,914,699)	$112,548	$11,184,141
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(451)	945	(750)	(1,175)
Other comprehensive income (loss)	(451)	945	(750)	(1,175)
Comprehensive income (loss)	(159,650)	(1,913,754)	111,798	11,182,966
Less amount attributable to noncontrolling interest	—	—	—	2,784
Comprehensive income (loss) attributable to the Company	$(159,650)	$(1,913,754)	$111,798	$11,180,182

Basic net income (loss) per share:
From continuing operations	$(1.09)	$(13.12)	$0.77	$109.92
From discontinued operations	—	—	—	19.76
Basic net income (loss) per share	$(1.09)	$(13.12)	$0.77	$129.68
Weighted average common shares outstanding - Basic	146,726	145,979	145,608	86,241
Diluted net income (loss) per share:
From continuing operations	$(1.09)	$(13.12)	$0.77	$109.92
From discontinued operations	—	—	—	19.76
Diluted net income (loss) per share	$(1.09)	$(13.12)	$0.77	$129.68
Weighted average common shares outstanding - Diluted	146,726	145,979	145,795	86,241
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2020 (Successor)	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net income (loss)				810	—	—	(159,199)	—	—	(158,389)
Vesting of restricted stock and other	1,075,889			—	—	4,078	—	—	(3,083)	995
Share-based compensation				—	—	23,543	—	—	—	23,543
Conversion of Special Warrants to Class A and Class B Shares	47,197,139	22,337,312	(69,534,451)	—	70	(70)	—	—	—	—
Conversion of Class B Shares to Class A Shares	7,634,045	(7,634,045)		—	—	—	—	—	—	—
Other			2,982	(750)	—	—	—	—	—	(750)
Other comprehensive loss				—	—	—	—	(451)	—	(451)
Balances at December 31, 2021 (Successor)	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765

(1) The Successor Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021 or 2020.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except per share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019 (Successor)	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				(523)	—	—	(1,914,699)	—	—	(1,915,222)
Vesting of restricted stock and other	724,963			—	1	(23)	—	—	(1,121)	(1,143)
Share-based compensation				—	—	22,516	—	—	—	22,516
Conversion of Special Warrants to Class A and B Shares	6,205,617	2,095	(6,207,712)	—	6	(6)	—	—	—	—
Conversion of Class B Shares to Class A Shares	20,080	(20,080)		—	—	—	—	—	—	—
Other			(2,982)	(250)	—	—	(1,469)	(1)	—	(1,720)
Other comprehensive income				—	—	—	—	945	—	945
Balances at December 31, 2020 (Successor)	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817

(1) The Predecessor Company's former Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2020 or 2019.

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

(1) The Company's former Class D Common Stock and Preferred Stock are not presented in the data above as there were no shares issued and outstanding in 2019 and 2018, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

	Successor Company			Predecessor Company
(In thousands)	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
	2021	2020	2019	2019
Cash flows from operating activities:
Net income (loss)	$(158,389)	$(1,915,222)	$113,299	$11,165,113
Income from discontinued operations	—	—	—	(1,685,123)
Reconciling items:
Impairment charges	57,734	1,738,752	—	91,382
Depreciation and amortization	469,417	402,929	249,623	52,834
Deferred taxes	(10,874)	(184,269)	9,120	115,839
Provision for doubtful accounts	4,144	38,273	14,088	3,268
Amortization of deferred financing charges and note discounts, net	5,930	4,758	1,295	512
Non-cash Reorganization items, net	—	—	—	(9,619,236)
Share-based compensation	23,543	22,516	26,377	498
(Gain) loss on disposal of operating and other assets	26,841	6,986	4,539	(143)
(Gain) loss on investments	(43,643)	9,346	20,928	10,237
Equity in loss of nonconsolidated affiliates	1,138	379	279	66
Barter and trade income	(16,276)	(10,502)	(12,961)	(5,947)
Other reconciling items, net	12,490	656	(9,154)	(65)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(205,200)	77,335	(179,479)	117,263
(Increase) decrease in prepaid expenses and other current assets	4,746	2,447	15,288	(24,044)
(Increase) decrease in other long-term assets	(5,505)	(1,119)	7,924	(7,098)
Increase (decrease) in accounts payable and accrued expenses	153,938	52,354	127,150	(156,885)
Increase (decrease) in accrued interest	(72)	(15,714)	84,523	256
Increase (decrease) in deferred income	8,229	(21,859)	(8,441)	13,377
Increase (decrease) in other long-term liabilities	2,382	7,899	4,507	(79,609)
Cash provided by (used for) operating activities from continuing operations	330,573	215,945	468,905	(7,505)
Cash used for operating activities from discontinued operations	—	—	—	(32,681)
Net cash provided by (used for) operating activities	330,573	215,945	468,905	(40,186)
Cash flows from investing activities:
Business combinations	(245,462)	(62,050)	—	(1,998)
Proceeds from sale of investments	50,757	1,000	765	—
Proceeds from disposal of assets	37,463	2,041	7,281	99
Purchases of property, plant and equipment	(183,372)	(85,205)	(75,993)	(36,197)
Change in other, net	(6,176)	(3,599)	(5,331)	(682)
Cash used for investing activities from continuing operations	(346,790)	(147,813)	(73,278)	(38,778)
Cash used for investing activities from discontinued operations	—	—	—	(222,366)
Net cash used for investing activities	(346,790)	(147,813)	(73,278)	(261,144)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	—	779,750	1,250,007	269
Payments on long-term debt, Mandatorily Redeemable Preferred Stock and credit facilities	(352,383)	(532,392)	(1,285,408)	(8,294)
Proceeds from Mandatorily Redeemable Preferred Stock	—	—	—	60,000
Settlement of intercompany related to discontinued operations	—	—	—	(159,196)
Debt issuance costs	15	(4,786)	(19,983)	—
Change in other, net	244	(1,392)	(2,649)	(5)
Cash provided by (used for) financing activities from continuing operations	(352,124)	241,180	(58,033)	(107,226)
Cash provided by financing activities from discontinued operations	—	—	—	51,669
Net cash provided by (used for) financing activities	(352,124)	241,180	(58,033)	(55,557)
Effect of exchange rate changes on cash	(292)	257	15	562
Net increase (decrease) in cash, cash equivalents and restricted cash	(368,633)	309,569	337,609	(356,325)
Cash, cash equivalents and restricted cash at beginning of period	721,187	411,618	74,009	430,334
Cash, cash equivalents and restricted cash at end of period	352,554	721,187	411,618	74,009
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	$352,554	$721,187	$411,618	$74,009
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$328,101	$357,168	$183,806	$137,042
Cash paid during the year for taxes	11,130	5,844	5,759	22,092
Cash paid for Reorganization items, net	—	443	18,360	183,291
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
On March 14, 2018 (the “Petition Date”), the Company, iHeartCommunications and certain of the Company’s direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). On May 1, 2019 (the “Effective Date”), the conditions to the effectiveness of the Debtors plan of reorganization, as amended, were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which Clear Channel Outdoor Holdings, Inc. (“CCOH”), its parent Clear Channel Holdings, Inc. (“CCH”) and its subsidiaries (collectively with CCOH and CCH, the “Outdoor Group”) were separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among holders of claims (“Claimholders”) in connection with the Chapter 11 Cases was effected (collectively, the “Plan of Reorganization”).
Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations. The operations of the Outdoor Group have been presented as discontinued. The Company presents businesses that represent components as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off and their disposal represents a strategic shift that has, or will have, a major effect on its operations and financial results. See Note 16, Discontinued Operations.
As of January 1, 2021, the Company began reporting based on three reportable segments:
•the Multiplatform Group, which includes the Company's Broadcast radio, Networks and Sponsorships and Events businesses;

•the Digital Audio Group, which includes all of the Company's Digital businesses, including Podcasting; and

•the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), a full-service media representation business, and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software and services.

These reporting segments reflect how senior management operates the Company, align with certain leadership and organizational changes implemented in the first quarter of 2021 and provide improved visibility into the underlying performances, results, and margin profiles of our distinct businesses.

Additionally, as of January 1, 2021, Segment Adjusted EBITDA is the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding restructuring expenses and share-based compensation expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. See Note 12, Segment Data.

COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. The Company's revenue in the latter half of the month ended March 31, 2020, through the remainder of 2020 and into 2021 was significantly and negatively impacted as a

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
result of a decline in advertising spend driven by COVID-19, and the Company's management took proactive actions during 2020, which continued into 2021, to expand the Company’s financial flexibility by reducing expenses and preserving cash as a result of such impact. Although our results for 2021 continued to be impacted by the effects of the COVID-19 pandemic, our revenue increased significantly compared to 2020, including revenue from our Multiplatform segment, which includes our broadcast radio, networks and sponsorship and events businesses.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The provisions of the CARES Act resulted in an increase to allowable interest deductions of $179.4 million during 2020. In addition, the Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, half of which was due and paid on January 3, 2022 and the other half will be due on January 3, 2023. In addition, the Company claimed $12.4 million in refundable payroll tax credits related to the CARES Act provisions, of which $0.7 million was received in 2020, $3.8 million was received in 2021 and $7.9 million was received in January 2022.
As of December 31, 2021, the Company had approximately $352.1 million in cash and cash equivalents. While the the effects of COVID-19 may continue to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Voluntary Filing under Chapter 11
On the Petition Date, the Debtors filed the Chapter 11 Cases. Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries (the “Outdoor Group”) did not file voluntary petitions for reorganization under the Bankruptcy Code and were not Debtors in the Chapter 11 Cases.
On May 1, 2019, ( the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied and the Company emerged from Chapter 11 through (a) a series of transactions (the “Separation”) through which the Outdoor Group was separated from, and ceased to be controlled by, the Company and its subsidiaries (the “iHeart Group”), and (b) a series of transactions (the “Reorganization”) through which iHeartCommunications’ debt was reduced from approximately $16 billion to approximately $5.8 billion and a global compromise and settlement among Claimholders in connection with the Chapter 11 Cases was effected. The compromise and settlement involved, among others, (i) the restructuring of iHeartCommunications’ indebtedness by (A) replacing its “debtor-in-possession” credit facility with a $450 million ABL Facility and (B) issuing to certain Claimholders, on account of their claims, approximately $3.5 billion aggregate principal amount of new senior secured term loans (the “Term Loan Facility”), approximately $1.45 billion aggregate principal amount of new 8.375% Senior Notes due 2027 (the “Senior Unsecured Notes”) and approximately $800 million aggregate principal amount of new 6.375% Senior Secured Notes due 2026 (the “6.375% Senior Secured Notes”), (ii) the Company’s issuance of new Class A common stock, new Class B common stock and special warrants to purchase shares of new Class A common stock and Class B common stock (“Special Warrants”) to Claimholders, subject to ownership restrictions imposed by the Federal Communications Commission (“FCC”), (iii) the settlement of certain intercompany transactions, and (iv) the sale of the preferred stock (the “iHeart Operations Preferred Stock”) of the Company’s wholly-owned subsidiary iHeart Operations, Inc. (“iHeart Operations”) in connection with the Separation.
All of the Company's equity existing as of the Effective Date was canceled on such date pursuant to the Plan of Reorganization.
Upon the Company's emergence from the Chapter 11 Cases, the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after the Effective Date, are not comparable with the consolidated financial statements on or before that date. Refer to Note 15, Fresh Start Accounting, for additional information.
References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the Company on or before the Effective Date.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the Predecessor period, the Company applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during 2019 related to the Chapter 11 Cases, including the write-off of unamortized long-term debt fees and discounts associated with debt classified as liabilities subject to compromise, and professional fees incurred directly as a result of the Chapter 11 Cases are recorded as Reorganization items, net in the Predecessor period.
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
The Company is the beneficiary of two trusts created to comply with Federal Communications Commission (“FCC”) ownership rules. The radio stations owned by the trusts are managed by independent trustees. The trustees are marketing these stations for sale, and the stations will have to be sold unless any stations may be owned by the Company under then-current FCC rules, in which case the trusts will be terminated with respect to such stations. The trust agreements stipulate that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trusts is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trusts. The Company consolidates the trusts in accordance with ASC 810-10, Consolidation, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trusts were determined to be a variable interest entity and the Company is the primary beneficiary under the trusts.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Business Combinations
The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accounts for these payments in conformity with the provisions of ASC 805-20-30, Business Combinations, which establish the requirements related to recognition of certain assets and liabilities arising from contingencies.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:
Buildings and improvements – 10 to 39 years
Towers, transmitters and studio equipment – 5 to 40 years
Computer equipment and software - 3 years
Furniture and other equipment – 5 to 7 years
Leasehold improvements – shorter of economic life or lease term assuming renewal periods, if appropriate
For assets associated with a lease or contract, the assets are depreciated at the shorter of the economic life or the lease or contract term, assuming renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
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
The Company's finance leases are included within Property, plant and equipment with the related liabilities included within Long-term debt or within Liabilities subject to compromise (see Note 15, Fresh Start Accounting).
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain of the Company's leases provide options to extend the terms of the agreements. Generally, renewal periods are excluded from minimum lease payments when calculating the lease liabilities as, for most leases, the Company does not consider exercise of such options to be reasonably certain. As a result, unless a renewal option is considered reasonably assured, the optional terms and related payments are not included within the lease liability. For those leases for which renewal periods are included in calculating minimum lease liabilities, any adjustments resulting from changes in circumstances which result in the renewal options no longer being reasonably certain are accounted for as changes in estimates. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, Leases, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment." In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, Reorganizations, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted the IBR used to value the Company's ROU assets and operating lease liabilities at the Effective Date (see Note 15, Fresh Start Accounting). Upon adoption of ASC 842 in the first quarter of 2019, the Company did not elect the practical expedient to combine non-lease components with the associated lease components. Upon application of fresh start accounting on the Effective Date, the Company elected to use the practical expedient to not separate non-lease components from the associated lease component for all classes of the Company's assets.
When the Company decides to abandon a leased property before the expiration of the lease term, management assesses whether such property will be subleased. If it is determined that subleasing the property for the remaining lease term is reasonable, management estimates the fair value of the sublease payments to be received and compares the estimated fair value to the ROU asset. To the extent the estimated fair value is less than the net book value of the ROU asset, the Company records a non-cash impairment charge for the difference, and the remaining ROU asset is recorded ratably over the remaining lease term. If it is determined that subleasing the property for the remaining lease term is not reasonable (e.g. the remaining lease term is too short to reasonably expect the property to be subleased), amortization of the net book value of the ROU asset is accelerated and recognized as expense ratably from the decision date to the date the Company ceases use of the property.
Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment. The Company’s indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted its FCC licenses to their respective estimated fair values as of the Effective Date of $2,281.7 million (see Note 15, Fresh Start Accounting).
The Company normally performs its annual impairment test for its FCC licenses using a direct valuation technique as prescribed in ASC 805-20-S99, Business Combinations. The Company engages a third-party valuation firm to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses. As discussed above, as a result of uncertainty related to COVID-19 and its negative impact on the Company's business and the public trading values of its debt and equity, the Company performed interim impairment tests on its indefinite-lived intangible assets as of March 31, 2020. The interim impairment tests resulted in a non-cash impairment of the Company's FCC licenses of $502.7 million. The Company performed its annual impairment testing of indefinite-lived intangible assets as of July 1, 2021

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2020 and no additional impairment charges were recorded. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
Other intangible assets include definite-lived intangible assets. The Company’s definite-lived intangible assets primarily include customer and advertiser relationships, talent and representation contracts, trademarks and tradenames and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are recorded at amortized cost. In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted Other intangible assets to their respective fair values at the Effective Date (see Note 15, Fresh Start Accounting).
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
The Company identified its reporting units in accordance with ASC 350-20-55, Intangibles-Goodwill and Other. Generally, the Company's annual impairment test includes a full quantitative assessment, which involves the preparation of a fair value estimate for each reporting unit based on the most recent projected financial results, market and industry factors, including comparison to peer companies and the application of the Company's current estimated WACC. However, in connection with emergence from bankruptcy, the Company qualified for and adopted fresh start accounting on the Effective Date. As of May 1, 2019, the Company allocated its estimated enterprise fair value to its individual assets and liabilities based on their estimated fair values in conformity with ASC 805, Business Combinations.

Upon application of fresh start accounting in accordance with ASC 852, Reorganizations, in connection with the emergence from bankruptcy, the Company recorded goodwill of $3.3 billion, which represented the excess of Reorganization Value over the estimated fair value of the Company's assets and liabilities. Goodwill was further allocated to reporting units based on the relative fair values of the Company's reporting units as of May 1, 2019.
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

The Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of July 1, 2021 and 2020 and no additional impairment charges were recorded. For more information, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.

Nonconsolidated Affiliates
In general, investments in which the Company owns 20% to 50% of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of comprehensive income (loss) as a component of “Equity in loss of nonconsolidated affiliates” for any decline in value.

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
Investments in notes receivable are evaluated for credit losses in accordance with ASC 326, Financial Instruments-Credit Losses, on a quarterly basis or when indicators of credit loss exist.
The Company recorded noncash impairment charges of $8.7 million, $0.9 million, $21.0 million and $8.3 million during the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively. These charges are recorded on the Statement of Comprehensive Income (Loss) in “Gain (loss) on investments, net”. Any noncash impairment charges related to equity method investments are recorded on the Statement of Comprehensive Income (Loss) in "Equity in loss of nonconsolidated affiliates."
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2021 and 2020.
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
The primary source of revenue in the Multiplatform Group segment is the sale of advertising on the Company’s broadcast radio stations and national and local live and virtual events. Revenues for advertising spots are recognized at the point in time when the advertisement is broadcast. Revenues for event sponsorships are recognized over the period of the event. Multiplatform Group also generates revenues from programming talent, network syndication, traffic and weather data, and other miscellaneous transactions, which are recognized when the services are transferred to the customer. Multiplatform Group's contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The primary source of revenue in the Digital Audio Group segment is the sale of advertising on the Company’s iHeartRadio mobile application and website, station websites, and podcast network. Revenues for advertising spots are recognized over time based on impressions delivered or time elapsed, depending upon the terms of the contract. Digital Audio Group’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.
The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media, which is part of the Audio and Media Services Group segment. Revenues from these contracts are recognized at the point in time when the advertisements are broadcast. Because the Company is a representative of its media clients and does not control the advertising inventory before it is transferred to the advertiser, the Company recognizes revenue at the net amount of contractual commissions retained for its representation services. The Company’s media representation contracts typically have terms up to ten years in duration and are generally billed monthly upon satisfaction of the performance obligations.
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
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $166.1 million, $167.2 million, $126.0 million and $59.6 million for the years ended December 31, 2021 and 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively, which include $130.1 million, $133.0 million, $105.0 million and $46.0 million in barter advertising, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation
Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market or performance conditions, this cost is recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors.
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
New Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification 606. The amendments of ASU 2021-08 are effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the future impact of adoption of this standard.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	Successor Company
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$352,129	$720,662
Restricted cash included in:
Other current assets	425	—
Other assets	—	525
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$352,554	$721,187

NOTE 2 – REVENUE
The Company generates revenue from several sources:
•The primary source of revenue in the Multiplatform Group segment is the sale of advertising on the Company’s radio stations. This segment also generates revenues from programming talent, network syndication, traffic and weather data, live and virtual events and other miscellaneous transactions.
•The primary source of revenue in the Digital Audio Group segment is the sale of advertising on the Company’s iHeartRadio mobile application and website, station websites and on its podcast network.
•The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media, which is reported in the Company’s Audio and Media Services Group segment.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table shows revenue streams for the Successor Company for the year ended December 31, 2021, the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019:

Successor Company
(In thousands)	Multiplatform Group	Digital Audio Group	Audio and Media Services Group	Eliminations	Consolidated
Year Ended December 31, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$1,812,252	$—	$—	$—	$1,812,252
Networks(2)	503,052	—	—	—	503,052
Sponsorship and Events(3)	160,322	—	—	—	160,322
Digital, excluding Podcast(4)	—	581,918	—	(5,845)	576,073
Podcast(5)	—	252,564	—	—	252,564
Audio & Media Services(6)	—	—	247,957	(6,602)	241,355
Other(7)	11,958	—	—	(670)	11,288
Total	2,487,584	834,482	247,957	(13,117)	3,556,906
Revenue from leases(8)	1,434	—	—	—	1,434
Revenue, total	$2,489,018	$834,482	$247,957	$(13,117)	$3,558,340

Year Ended December 31, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$1,604,880	$—	$—	$—	$1,604,880
Networks(2)	484,950	—	—	—	484,950
Sponsorship and Events(3)	107,654	—	—	—	107,654
Digital, excluding Podcast(4)	—	372,687	—	—	372,687
Podcast(5)	—	101,684	—	—	101,684
Audio & Media Services(6)	—	—	274,749	(7,086)	267,663
Other(7)	7,276	—	—	(670)	6,606
Total	2,204,760	474,371	274,749	(7,756)	2,946,124
Revenue from leases(8)	2,094	—	—	—	2,094
Revenue, total	$2,206,854	$474,371	$274,749	$(7,756)	$2,948,218

Period from May 2, 2019 through December 31, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$1,575,382	$—	$—	$—	$1,575,382
Networks(2)	425,631	—	—	—	425,631
Sponsorship and Events(3)	159,187	—	—	—	159,187
Digital, excluding Podcast(4)	—	231,160	—	—	231,160
Podcast(5)	—	42,229	—	—	42,229
Audio & Media Services(6)	—		167,292	(4,589)	162,703
Other(7)	13,017		—	(447)	12,570
Total	2,173,217	273,389	167,292	(5,036)	2,608,862
Revenue from leases(8)	1,194	—	—	—	1,194
Revenue, total	$2,174,411	$273,389	$167,292	$(5,036)	$2,610,056

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows revenue streams from continuing operations for the Predecessor Company. The presentation of amounts in the Predecessor period has been revised to conform to the Successor period presentation.

Predecessor Company
(In thousands)	Multiplatform Group	Digital Audio Group	Audio and Media Services Group	Eliminations	Consolidated
Period from January 1, 2019 through May 1, 2019
Revenue from contracts with customers:
Broadcast Radio(1)	$657,864	$—	$—	$—	$657,864
Networks(2)	189,088	—	—	—	189,088
Sponsorship and Events(3)	50,330	—	—	—	50,330
Digital, excluding Podcast(4)	—	91,695	—	—	91,695
Podcast(5)	—	11,094	—	—	11,094
Audio and Media Services(6)	—	—	69,362	(2,325)	67,037
Other(7)	5,910	—	—	(243)	5,667
Total	903,192	102,789	69,362	(2,568)	1,072,775
Revenue from leases(8)	696	—	—	—	696
Revenue, total	$903,888	$102,789	$69,362	$(2,568)	$1,073,471

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
(6)Audio and media services revenue is generated by services provided to broadcast industry participants through the Company’s Katz Media and RCS businesses. As a media representation firm, Katz Media generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast software and media streaming, along with research services for radio stations, broadcast television stations, cable channels, record labels, ad agencies and Internet stations worldwide.
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

	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
(In thousands)	2021	2020	2019	2019
Consolidated:
Trade and barter revenues	$175,519	$158,383	$151,497	$65,934
Trade and barter expenses	149,846	154,715	134,865	58,330

The Successor Company recognized barter revenue of $16.3 million, $10.5 million and $13.0 million for the year ended December 31, 2021, the year ended December 31, 2020, and the period from May 2, 2019 through December 31, 2019, respectively, in connection with investments made in companies in exchange for advertising services. The Predecessor Company recognized barter revenue of $5.9 million in the period from January 1, 2019 through May 1, 2019 in connection with investments made in companies in exchange for advertising services.

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers, excluding discontinued operations:

	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
(In thousands)	2021	2020	2019	2019
Deferred revenue from contracts with customers:
Beginning balance(1)	$145,493	$162,068	$151,475	$148,720
Impact of fresh start accounting	—	—	298	—
Revenue recognized, included in beginning balance	(93,195)	(95,531)	(102,237)	(76,473)
Additions, net of revenue recognized during period, and other	108,816	78,956	112,532	79,228
Ending balance	$161,114	$145,493	$162,068	$151,475
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized. As described in Note 15, Fresh Start Accounting, as part of the fresh start accounting adjustments on May 1, 2019, deferred revenue from contracts with customers was adjusted to its estimated fair value.
The Company’s contracts with customers generally have a term of one year or less; however, as of December 31, 2021, the Company expects to recognize $244.7 million of revenue in future periods for remaining performance obligations from current

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
Revenue from Leases
As of December 31, 2021, the future lease payments to be received by the Successor Company are as follows:

(In thousands)
2022	$951
2023	780
2024	600
2025	415
2026	323
Thereafter	1,524
Total minimum future rentals	$4,593

NOTE 3 – LEASES
The following tables provide the components of lease expense included within the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor):

	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
(In thousands)	2021	2020	2019	2019
Operating lease expense	$153,042	$151,448	$100,835	$44,667
Variable lease expense	31,516	31,451	15,940	476
Non-cash impairment of ROU assets(1)	44,311	8,043	—	—

(1)In addition to non-cash impairment of ROU assets, the Company recorded an additional $13.4 million of non-cash impairments related to leasehold improvements in 2021. The amounts related to leasehold improvements was immaterial for 2020 and 2019.
The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of December 31, 2021 (Successor):

December 31, 2021
Operating lease weighted average remaining lease term (in years)	12.7
Operating lease weighted average discount rate	6.5%

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 (Successor), the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2022	$136,870
2023	127,340
2024	117,413
2025	107,226
2026	97,275
Thereafter	659,500
Total lease payments	$1,245,624
Less: Effect of discounting	418,225
Total operating lease liability	$827,399

The following table provides supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor):

	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
(In thousands)	2021	2020	2019	2019
Cash paid for amounts included in measurement of operating lease liabilities	$136,780	$139,507	$89,567	$44,888
Lease liabilities arising from obtaining right-of-use assets(1)	$74,745	$56,243	$29,498	$913,598
(1) Lease liabilities from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, Leases, as well as new leases entered into during the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor). Upon adoption of fresh start accounting upon emergence from the Chapter 11 Cases, the Company increased its operating lease obligation by $459.0 million to reflect its operating lease obligation as estimated fair value (see Note 15, Fresh Start Accounting).
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $114.5 million, $103.4 million, $61.6 million and $14.3 million for the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
Acquisitions
On March 31, 2021, the Company acquired Triton Digital, a global leader in digital audio and podcast technology and measurement services, from The E.W. Scripps Company for $228.5 million in cash. The assets acquired as part of this transaction consisted of $69.4 million in current and fixed assets, consisting primarily of accounts receivable and technology, and $191.3 million in intangible assets, consisting primarily of customer relationships, along with $168.0 million in goodwill (of which $6.9 million is tax-deductible). The Company also assumed liabilities of $32.2 million, consisting primarily of accounts payable and deferred tax liabilities. The assessment of fair value of assets acquired and liabilities assumed is preliminary and is based on information that was available to management at the time these consolidated financial statements were prepared. The finalization of the Company’s acquisition accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2021 (Successor) and 2020 (Successor), respectively:

(In thousands)	Successor Company
	December 31, 2021	December 31, 2020
Land, buildings and improvements	$355,474	$386,980
Towers, transmitters and studio equipment	180,571	169,788
Computer equipment and software	521,872	398,084
Furniture and other equipment	35,390	45,711
Construction in progress	64,732	25,073
	1,158,039	1,025,636
Less: accumulated depreciation	375,946	213,934
Property, plant and equipment, net	$782,093	$811,702

Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”).  The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, Reorganizations, the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Effective Date. As a result, the Company adjusted its FCC licenses to their respective estimated fair values of $2,281.7 million as of the Effective Date (see Note 15, Fresh Start Accounting).
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99, Business Combinations. Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35, Intangibles - Goodwill and Other. The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.
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
No further impairment was recognized as a result of the Company's annual impairment test on indefinite-lived intangible assets in 2021 or 2020.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2021 (Successor) and December 31, 2020 (Successor), respectively:

(In thousands)	Successor Company
	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	1,636,202	(457,627)	1,620,509	(286,066)
Talent and other contracts	338,900	(117,337)	375,900	(84,065)
Trademarks and tradenames	335,862	(88,252)	326,061	(54,358)
Other	27,994	(9,142)	31,351	(4,840)
Total	$2,338,958	$(672,358)	$2,353,821	$(429,329)
Total amortization expense related to definite-lived intangible assets for the Successor Company for the year ended December 31, 2021, the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019 was $280.6 million, $258.9 million and $171.5 million, respectively. Total amortization expense related to definite-lived intangible assets for the Predecessor Company for the period from January 1, 2019 through May 1, 2019 and the year ended December 31, 2019 was $12.7 million.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2022	$254,713
2023	246,007
2024	244,582
2025	213,389
2026	201,467

Goodwill

The following tables present the changes in the carrying amount of goodwill:

(In thousands)	Audio	Audio & Media Services Group	Consolidated
Balance as of December 31, 2019	$3,221,468	$104,154	$3,325,622
Impairment	(1,224,374)	—	(1,224,374)
Acquisitions	44,606	—	44,606
Dispositions	(164)	—	(164)
Foreign currency	—	245	245
Balance as of December 31, 2020	$2,041,536	$104,399	$2,145,935

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	1,267	168,031	—	169,298
Dispositions	(1,446)	—	—	(1,446)
Foreign currency	—	—	(206)	(206)
Balance as of December 31, 2021	$1,462,038	$747,350	$104,193	$2,313,581

As a result of the leadership and organizational changes implemented in the first quarter 2021, as described in Note 1, Basis of Presentation, the Company re-evaluated its reporting units and allocated goodwill to these new reporting units. Refer to Note 12, Segment Data, for additional information on our segments. Goodwill was allocated to these new reporting units based on the relative fair values of these reporting units. Fair value was calculated using the expected present value of future cash flows, and included estimates, judgments and assumptions consistent with those of a market participant that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to long-term growth rates, expected profit margins and discount rates. The Company did not recast prior-period goodwill balances to the new reporting units as it was impractical to do so.

The balance at December 31, 2019 (Successor) is net of cumulative impairments of $3.5 billion and $212.0 million in the Company’s Audio and Audio and Media Services segments, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill Impairment
The Company performs its annual impairment test on goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.
As described in Note 1, Summary of Significant Accounting Policies, the economic disruption as a result of COVID-19 had a significant impact to the trading values of the Company’s publicly-traded debt and equity and on the Company's results in the latter half of the month ended March 31, 2020. In addition, the Company expected that the pandemic would continue to impact the operating and economic environment of our customers and would impact the near-term spending decisions of advertisers. As a result, the Company performed an interim impairment test on its indefinite-lived intangible assets as of March 31, 2020.
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
The Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units as of July 1 2021 and 2020 as part of the annual impairment test. No impairment was recognized as a result of the Company's annual impairment tests on goodwill.
As a result of the changes in the Company's management structure and its reportable segments effective at the beginning of 2021, the Company performed an interim impairment test on goodwill as of January 1, 2021. No impairment charges were recorded in the first quarter of 2021 in connection with the interim impairment test.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – INVESTMENTS

The following table summarizes the Company's investments in nonconsolidated affiliates and other securities:

(In thousands)	Available-for-Sale Debt Securities	Equity Method Investments	Other Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2019 (Successor)	$33,128	$10,952	$16,989	$2,700	$63,769
Purchases of investments	9,595	1,523	7,629	—	18,747
Equity in loss	—	(379)	—	—	(379)
Disposals	(194)	(1,000)			(1,194)
Distributions received	—	(31)	—	—	(31)
Loss on investments	(7,116)	—	(959)	(1,271)	(9,346)
Other	(3,957)	—	2,965	—	(992)
Balance at December 31, 2020 (Successor)	$31,456	$11,065	$26,624	$1,429	$70,574
Purchases of investments	7,263	690	15,368	—	23,321
Equity in loss	—	(1,138)	—	—	(1,138)
Disposals	(426)	—	(1,172)	—	(1,598)
Gain (loss) on investments, net	(62)	—	(8,680)	2,801	(5,941)
Other	(4,363)	—	5,070	—	707
Balance at December 31, 2021 (Successor)	$33,868	$10,617	$37,210	$4,230	$85,925
Equity method investments in the table above are not consolidated, but are accounted for under the equity method of accounting. The Company records its investments in these entities on the balance sheet within “Other assets.” The Company's interests in the operations of equity method investments are recorded in the statement of comprehensive income (loss) as “Equity in loss of nonconsolidated affiliates.” Other investments includes various investments in companies for which there is no readily determinable market value.
During 2021, the Successor Company recorded $17.5 million for investments made in seven companies in exchange for advertising services and cash. One of these investments is being accounted for under the equity method of accounting, three of these investments are being accounted for at amortized cost and three of these investments are notes receivable that are convertible into cash or equity.
During 2020, the Successor Company recorded $15.0 million for investments made in seven companies in exchange for advertising services and cash. One of these investments is being accounted for under the equity method of accounting, two of these investments are being accounted for at amortized cost and four of these investments are notes receivable that are convertible into cash or equity.
The Successor Company recognized barter revenue of $16.3 million and $10.5 million in the year ended December 31, 2021 and the year ended December 31, 2020, respectively. The Successor Company recognized non-cash investment impairments totaling $8.7 million and $5.7 million on our investments for the year ended December 31, 2021 and the year ended December 31, 2020, respectively, which were recorded in “Gain (loss) on investments, net.”

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding as of December 31, 2021 (Successor) and December 31, 2020 (Successor) consisted of the following:

(In thousands)	Successor Company
	December 31, 2021	December 31, 2020
Term Loan Facility due 2026	$1,864,032	$2,080,259
Incremental Term Loan Facility due 2026	401,220	447,750
Asset-based Revolving Credit Facility due 2023(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	5,350	22,753
Total consolidated secured debt	4,320,602	4,600,762

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	90	6,782
Original issue discount	(13,454)	(18,817)
Long-term debt fees	(18,370)	(21,797)
Total debt	5,738,868	6,016,930
Less: Current portion	673	34,775
Total long-term debt	$5,738,195	$5,982,155

(1)As of December 31, 2021, the ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $26.9 million of outstanding letters of credit, resulting in $423.1 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2022 through 2045.

The Successor Company’s weighted average interest rate was 5.4% and 5.5% as of December 31, 2021 and December 31, 2020, respectively. The aggregate market value of the Successor Company’s debt based on market prices for which quotes were available was approximately $5.9 billion and $6.2 billion as of December 31, 2021 and December 31, 2020, respectively. Under the fair value hierarchy established by ASC 820-10-35, Fair Value Measurement, the fair market value of the Successor Company’s debt is classified as either Level 1 or Level 2. As of December 31, 2021 we were in compliance with all covenants related to the Company's debt agreements.
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
Size and Availability
The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments. As of December 31, 2021,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
iHeartCommunications had no principal amounts outstanding under the ABL Facility, a facility size of $450.0 million and $26.9 million in outstanding letters of credit, resulting in $423.1 million of borrowing base availability.
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

Term Loan Facility due 2026

On the Effective Date, iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A.., as succesor administrative and collateral agent, governing the Term Loan Facility. On the Effective Date, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the Term Loan Facility to certain Claimholders pursuant to the Plan of Reorganization. The Term Loan Facility matures on May 1, 2026.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On February 3, 2020, iHeartCommunications entered into an amendment to the Term Loan Credit Agreement which reduced the interest rate to LIBOR plus a margin of 3.00% (from LIBOR plus a margin of 4.00%), or the Base Rate (as defined in the Term Loan Credit Agreement) plus a margin of 2.00% (from Base Rate plus a margin of 3.00%) and modified certain covenants contained in the Term Loan Credit Agreement. In connection with the Term Loan Facility amendment in February 2020, iHeartCommunications also prepaid at par $150.0 million of borrowings outstanding under the Term Loan Facility with cash on hand.
On July 16, 2020, iHeartCommunications entered into Amendment No. 2 to issue $450.0 million of incremental term loan commitments (the “Incremental Term Loan Facility”), resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance were used to repay the balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes.
On July 16, 2021, iHeartCommunications, Inc. entered into Amendment No. 3 which reduced the interest rate of its Incremental Term Loan Facility due 2026 to a Eurocurrency Rate of LIBOR plus a margin of 3.25% and floor of 0.50% (from LIBOR plus a margin of 4.00% and floor of 0.75%). The Base Rate interest amount was reduced to Base Rate plus a margin of 2.25% and floor of 1.50%. In connection with the amendment, iHeartCommunications voluntarily prepaid $250.0 million of borrowings outstanding under the Term Loan credit facilities with cash on hand, resulting in a reduction of $44.3 million of the existing Incremental Term Loan Facility due 2026 and $205.7 million of the Term Loan Facility due 2026.
Under the terms of the Term Loan Credit Agreement, iHeartCommunications made quarterly principal payments of $6.4 million during the three months ended September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, and previously made payments of $5.25 million during the three months ended March 31, 2020 and June 30, 2020. Following the prepayment of $250.0 million of borrowings outstanding under the Term Loan credit facilities on July 16, 2021, iHeartCommunications is no longer required to make such quarterly payments.

Interest Rate and Fees
Following the amendment made on February 3, 2020, the loans under the Term Loan Facility due 2026 bear interest at a rate per annum equal to LIBOR plus a margin of 3.00%, or the Base Rate plus a margin of 2.00%. Following the amendment made on July 16, 2021, the incremental loans under the Incremental Term Loan Facility due 2026 have an interest rate of LIBOR plus a margin of 3.25% and floor of 0.50% for Eurocurrency Rate Loans and Base Rate plus a margin of 2.25% and floor of 1.50% for Base Rate Loans.

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

6.375% Senior Secured Notes due 2026
On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $800.0 million aggregate principal amount of 6.375% Senior Secured Notes due 2026 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The 6.375% Senior Secured Notes mature on May 1, 2026 and bear interest at a rate of 6.375% per annum, payable semi-annually in arrears on February 1 and August 1 of each year.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

5.25% Senior Secured Notes due 2027

On August 7, 2019, iHeartCommunications entered into an indenture (the “5.25% Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $750.0 million aggregate principal amount of 5.25% Senior Secured Notes due 2027 that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The 5.25% Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.25% per annum. Interest is payable semi-annually on February 15 and August 15 of each year.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

4.75% Senior Secured Notes due 2028

On November 22, 2019, iHeartCommunications entered into an indenture (the “4.75% Senior Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $500.0 million aggregate principal amount of 4.75% Senior Secured Notes due 2028 that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The 4.75% Senior Secured Notes mature on January 15, 2028 and bear interest at a rate of 4.75% per annum. Interest is payable semi-annually on January 15 and July 15 of each year.

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

8.375% Senior Unsecured Notes due 2027

On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Unsecured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the $1,450.0 million aggregate principal amount of 8.375% Senior Notes due 2027 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The Senior Unsecured Notes mature on May 1, 2027 and bear interest at a rate of 8.375% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

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
Holders of the iHeart Operations Preferred Stock were entitled to receive, as declared by the board of directors of iHeart Operations, in respect of each share, cumulative dividends accruing daily and payable quarterly at a per annum rate equal to the sum of (1) the greater of (a) LIBOR and (b) two percent, plus (2) the applicable margin, which was calculated as a function of iHeartMedia’s consolidated total leverage ratio. Dividends were payable on the liquidation preference. Unless all accrued and unpaid dividends on the iHeart Operations Preferred Stock were paid in full, no dividends or distributions could be paid on any equity interests of iHeartMedia or its subsidiaries other than iHeart Operations, and no such equity interests could be repurchased or redeemed (subject to certain exceptions that were specified in the certificate of designation for the iHeart Operations Preferred Stock). Dividends, if declared, were payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). During the year ended December 31, 2021, the year ended December 31, 2020 and the period from May 1, 2019 through December 31, 2019, the Successor Company recognized $7.5 million, $9.3 million and $5.5 million, respectively, of interest expense related to dividends on mandatorily redeemable preferred stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2021 are as follows:

(in thousands)
2022	$673
2023	639
2024	338
2025	220
2026	3,065,381
Thereafter	2,703,441
Total (1)	$5,770,692

(1)Excludes original issue discount of $13.5 million and long-term debt fees of $18.4 million, which are amortized through interest expense over the life of the underlying debt obligations..
Surety Bonds and Letters of Credit
As of December 31, 2021, iHeartCommunications had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $11.6 million, $27.3 million and $0.2 million, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, lease and performance bonds as well as other items.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Commitments and Contingencies
The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 842, Leases.
The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 842, Leases. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized. Non-cancelable contracts that provide the lessor with a right to fulfill the arrangement with property, plant and equipment not specified within the contract are not a lease and have been included within non-cancelable contracts within the table below.
The Company leases office space, certain broadcasting facilities and equipment under long-term operating leases. The Company accounts for these leases in accordance with the policies described above.
Rent expense charged to operations for the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor) was $203.5 million, $198.2 million, $128.3 million and $59.2 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, the Company's future minimum payments under non-cancelable contracts in excess of one year and employment/talent contracts consist of the following:

(In thousands)
	Non-Cancelable	Employment/Talent
	Contracts	Contracts
2022	$218,441	$83,344
2023	162,064	63,777
2024	63,421	63,052
2025	31,713	39,096
2026	5,591	13,000
Thereafter	5,810	—
Total	$487,040	$262,269

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
On November 5, 2020, the FCC issued the 2020 Declaratory Ruling, which granted the relief requested by the PDR, subject to certain conditions, as described further in Note 9, Stockholder's Equity.
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
On March 8, 2021, the Company filed the Remedial PDR with the FCC. The Remedial PDR relates to the acquisition by Global Media & Entertainment Ltd (f/k/a Honeycomb Investments Limited) ("Global Investments") of the Company’s Class A Common Stock. Specifically, on February 5, 2021, Global Investments, The Global Media & Entertainment Investments Trust (the "GMEI Trust"), James Hill (as trustee of the GMEI Trust), Simon Groom (as trustee of the GMEI Trust) and Michael Tabor (as beneficiary of the GMEI Trust) (together with Global Investments and any affiliates or third parties to whom they may assign or transfer any of their rights or interests, the "GMEI Investors") filed a Schedule 13D with the SEC, in which the

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GMEI Investors disclosed beneficial ownership of 9,631,329 shares of the Company’s Class A Common Stock, which at that time represented approximately 8.7% of the Company’s outstanding Class A Common Stock. This ownership interest was inconsistent with the FCC’s foreign ownership rules and the 2020 Declaratory Ruling issued by the FCC relating to the Company’s foreign ownership on November 5, 2020, both of which limit a foreign investor in the GMEI Investors’ position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, sought (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the GMEI Investors and (b) as amended, advance approval for the GMEI Investors to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 14.99%.
On March 26, 2021, the FCC conditioned the approval of applications by the Company to acquire certain radio stations, which were pending prior to the GMEI Investors’ Schedule 13D filing, on the Company taking certain actions with respect to the GMEI Investors' rights as stockholders of the Company. On that same date, and in order to implement the conditions required by the FCC, the Company’s Board of Directors (the “Board”) resolved to take certain actions to limit the rights of the GMEI Investors, including, but not limited to, suspending all voting rights of GMEI Investors until and unless the FCC releases a declaratory ruling granting specific approval for each of the GMEI Investors to hold more than 5 percent of the equity and/or voting interests of the Company.
On December 22, 2021, the FCC issued the “GMEI Declaratory Ruling" which granted the Remedial PDR. Subject to certain conditions set forth therein, the GMEI Declaratory Ruling (a) grants specific approval for the more than 5% equity and/or voting interests in the Company presently held by the GMEI Investors, (b) grants advance approval for the GMEI Investors to increase their equity and/or voting interests in the Company up to any non-controlling amount not to exceed 14.99%, and (c) restates the terms of the 2020 Declaratory Ruling, including that the Company may have up to 100% of its voting stock and equity owned by non-U.S. individuals and entities. At such time, the actions previously taken by the Board of Directors to implement the conditions required by the FCC during the pendency of the Remedial PDR ceased to apply.
NOTE 8 – INCOME TAXES
Significant components of the provision for income tax benefit (expense) from continuing operations are as follows:

(In thousands)	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
	2021	2020	2019	2019
Current – Federal	$(2,169)	$(652)	$(172)	$2,264
Current – foreign	(2,177)	(1,674)	(754)	(282)
Current – state	(14,919)	1,680	(10,045)	74,762
Total current benefit (expense)	(19,265)	(646)	(10,971)	76,744

Deferred – Federal	932	172,302	(14,470)	(109,511)
Deferred – foreign	976	28	23	(8)
Deferred – state	8,966	11,939	5,327	(6,320)
Total deferred benefit (expense)	10,874	184,269	(9,120)	(115,839)
Income tax benefit (expense)	$(8,391)	$183,623	$(20,091)	$(39,095)

The current tax expense recorded in the period ended December 31, 2021 was primarily related to federal and state and local tax expenses incurred due to taxable income in excess of available net operating losses during the period.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The current tax expense recorded in the period ended December 31, 2020 was primarily related to local country foreign tax expense in certain jurisdictions partially offset by adjustments to the Company’s reserves for unrecognized tax benefits in certain state jurisdictions.
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
The deferred tax benefit of $10.9 million recorded in the period ended December 31, 2021 related primarily to the difference of book in excess of tax depreciation and amortization expense during the period and the disallowance of interest expense deductions under Section 163(j) of the Internal Revenue Code. These benefits were partially offset by the utilization of net operating losses during the current period and the recording of valuation allowance adjustments against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future periods.
The deferred tax benefit of $184.3 million recorded in the period ended December 31, 2020 related primarily to the current period net operating losses and a reduction in deferred tax liabilities recorded in connection with the impairment of our FCC licenses discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
The deferred tax expense of $9.1 million recorded in the Successor period from May 2, 2019 through December 31, 2019 related primarily to the utilization of federal and state net operating loss carryforwards which offset taxable income during the period.
The deferred tax expense of $115.8 million recorded in the Predecessor period from January 1, 2019 through May 1, 2019 related primarily to the impact of reorganization and fresh start adjustments described in Note 15, Fresh Start Accounting.
On March 27, 2020, the CARES Act, which included numerous tax provisions, was signed into law. The CARES Act included certain temporary relief provisions with respect to the application of the Section 163(j) interest deduction limitation including the ability to elect to use the Company’s 2019 Adjusted Taxable Income (as defined under Section 163(j)) for purposes of calculating the 2020 interest deduction limitation. This provision of the CARES Act resulted in an increase to allowable interest deductions of $179.4 million during 2020. The other federal income tax provisions within the CARES Act did not materially impact the Company’s financial statements.
On December 27, 2020, the Consolidated Appropriations Act was signed into law in order to provide further stimulus and support to those affected by the COVID-19 pandemic. The tax provisions included within the Consolidated Appropriations Act did not materially impact the Company’s financial statements in the current year.

As a result of steps in the Plan of Reorganization described in Note 14, Emergence from Voluntary Reorganization Under Chapter 11 Proceedings, and the fresh start accounting adjustments described in Note 15, Fresh Start Accounting, there were significant tax adjustments recorded in the period from January 1, 2019 through May 1, 2019. The Company recorded income tax benefits of $102.9 million for reorganization adjustments in the Predecessor period ended May 1, 2019, primarily consisting of: (1) $483.0 million in tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income ("CODI") realized upon emergence; (2) $275.2 million in tax benefit for the reduction in deferred tax liabilities attributed primarily to long-term debt that was discharged upon emergence; (3) $62.3 million in tax benefit for the effective settlement of liabilities for unrecognized tax benefits that were discharged upon emergence; and (4) $263.8 million in tax benefit for the reduction in valuation allowance resulting from the adjustments described above. The Company recorded income tax expense of $185.4 million for fresh start adjustments in the Predecessor period ended May 1, 2019, consisting of $529.1 million tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by $343.7 million tax benefit for the reduction in the valuation allowance on our deferred tax assets.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company's deferred tax liabilities and assets as of December 31, 2021 and 2020 are as follows:

	Successor Company
(In thousands)	2021	2020
Deferred tax liabilities:
Intangibles and fixed assets	$931,406	$1,005,116
Operating lease right-of-use assets	187,938	204,953
Total deferred tax liabilities	1,119,344	1,210,069

Deferred tax assets:
Accrued expenses	22,003	23,052
Net operating loss carryforwards	157,095	218,290
Interest expense carryforwards	337,660	315,304
Operating lease liabilities	210,227	209,010
Capital loss carryforwards	1,651,413	1,662,174
Investments	18,956	15,378
Bad debt reserves	13,078	15,247
Other	4,833	13,228
Total gross deferred tax assets	2,415,265	2,471,683
Less: Valuation allowance	1,854,143	1,818,091
Total deferred tax assets	561,122	653,592
Net deferred tax liabilities	$558,222	$556,477

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of FCC licenses and other intangible assets that were adjusted for book purposes to estimated fair values as part of the application of fresh start accounting, and were further adjusted in the first quarter of 2020 upon recognition of an impairment as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities for the period ending December 31, 2021 were $13.2 million and the Company's net foreign deferred tax assets for the period ending December 31, 2020 were $0.3 million.
At December 31, 2021, the Company had recorded net operating loss and tax credit carryforwards (tax effected) for federal and state income tax purposes of approximately $157.1 million, expiring in various amounts through 2040 or in some cases with no expiration date. Internal Revenue Code Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income (notwithstanding the temporary provisions described above from the enactment of the CARES Act), and provides that any disallowed interest expense may be carried forward indefinitely. The Company recorded deferred tax assets for federal and state interest limitation carryforwards of $337.7 million as of December 31, 2021. In connection with the taxable separation of the Outdoor division as part of the bankruptcy restructuring, the Company realized a $7.2 billion capital loss (gross after attribute reduction calculations). For federal tax purposes the capital loss can be carried forward 5 years and only be used to offset capital gains. For state tax purposes, the capital loss has various carryforward periods. As of December 31, 2021 the tax effected balance of the capital loss carryforwards were $1.7 billion. The Company has recorded a full valuation allowance against the deferred tax asset associated with the federal and state capital loss carryforward as it is not expected to be realized. The Company expects to realize the benefits of a portion of its remaining deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods. As of December 31, 2021, the Company had recorded a valuation allowance of $1.9 billion against a portion of these U.S. federal and state deferred tax assets which it does not expect to realize, relating primarily to capital loss carryforwards and certain state net operating loss carryforwards. The Company's U.S. federal and state deferred tax valuation allowance increased by $36.1 million during the period ending December 31, 2021 primarily due to an

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
increase in valuation allowances against interest limitation carryforwards. Any deferred tax liabilities associated with acquired FCC licenses and tax-deductible goodwill intangible assets are now relied upon as sources of future taxable income for purposes of realizing deferred tax assets attributed to carryforwards that have an indefinite life such as the Section 163(j) interest carryforward.
At December 31, 2021, net deferred tax liabilities include a deferred tax asset of $4.0 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equal to or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Successor Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.
The reconciliations of income tax on income (loss) from continuing operations computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) for the Successor Company and Predecessor Company are:

Successor Company
	Year Ended December 31,		Year Ended December 31,		Period from May 2, 2019 through December 31,
(In thousands)	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$31,500	21.0%	440,758	21.0%	$(28,012)	21.0%
State income taxes, net of federal tax effect	3,325	2.2%	13,619	0.7%	(4,718)	3.5%
Foreign income taxes	(978)	(0.7)%	(1,187)	(0.1)%	(1,593)	1.2%
Nondeductible items	(10,264)	(6.8)%	(8,928)	(0.4)%	(7,345)	5.5%
Changes in valuation allowance and other estimates	(35,093)	(23.4)%	(30,531)	(1.5)%	24,439	(18.2)%
Impairment charges	—	—%	(257,119)	(12.3)%	—	—%
Tax credits	4,831	3.2%	3,353	0.2%	—	—%
Other, net	(1,712)	(1.1)%	23,658	1.1%	(2,862)	2.1%
Income tax benefit (expense)	$(8,391)	(5.6)%	$183,623	8.7%	$(20,091)	15.1%

Predecessor Company
	Period from January 1, 2019 through May 1,
(In thousands)	2019
	Amount	Percent
Income tax expense at statutory rates	$(1,999,008)	21.0%
State income taxes, net of federal tax effect	68,442	(0.7)%
Foreign income taxes	(270)	—%
Nondeductible items	(1,793)	—%
Changes in valuation allowance and other estimates	648,384	(6.8)%
Reorganization and fresh start adjustments	1,245,282	(13.1)%
Other, net	(132)	—%
Income tax expense	$(39,095)	0.4%

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate for the year ended December 31, 2021 is (5.6)%. The effective tax rate for this period was primarily impacted by the valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future periods.
The Company’s effective tax rate for the year ended December 31, 2020 was 8.7%. The effective tax rate for this period was primarily impacted by the impairment charges to non-deductible goodwill discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. In addition, the Company recorded deferred tax adjustments to state net operating losses and federal and state disallowed interest carryforwards as a result of the filing of 2019 tax returns and certain legal entity restructuring completed during the period. These adjustments were partially offset by valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets such as net operating loss carryforwards and disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future periods.
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
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2021 and 2020 was $4.2 million and $5.3 million, respectively.  The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2021 and 2020 was $22.2 million and $20.0 million, respectively, of which $20.7 million and $18.2 million is included in “Other long-term liabilities”. In addition, $1.5 million and $1.8 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2021 and 2020, respectively. The total amount of unrecognized tax benefits at December 31, 2021 and 2020 that, if recognized, would impact the effective income tax rate is $15.5 million and $13.8 million, respectively.

(In thousands)	Successor Company
	Years Ended December 31,
Unrecognized Tax Benefits	2021	2020
Balance at beginning of period	$14,681	$13,664
Increases for tax position taken in the current year	1,911	2,325
Increases for tax positions taken in previous years	2,937	453
Decreases for tax position taken in previous years	(217)	(1,566)
Decreases due to lapse of statute of limitations	(1,267)	(195)
Balance at end of period	$18,045	$14,681

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax matters through 2017 are closed. The majority of all material state, local, and foreign income tax matters have been concluded for years through 2017 with the exception of a current examination in Texas that covers the 2007-2016 tax years.
NOTE 9 – STOCKHOLDERS’ EQUITY
As described in Note 14, Emergence from Voluntary Reorganization under Chapter 11 Proceedings, and Note 15, Fresh Start Accounting, the Company emerged from bankruptcy upon the effectiveness of the Plan of Reorganization on May 1, 2019, at which time all shares of the Predecessor Company’s issued and outstanding common stock immediately prior to the Effective Date were canceled, and reorganized iHeartMedia issued an aggregate of 56,861,941 shares of iHeartMedia Class A common stock, 6,947,567 shares of Class B common stock and special warrants to purchase 81,453,648 shares of Class A common stock or Class B common stock to holders of claims pursuant to the Plan of Reorganization. The value of these shares and warrants issued to claimholders in settlement of Liabilities subject to compromise was based on the difference between the Enterprise Value of the Company and the and new debt and mandatorily redeemable preferred stock issued upon emergence, adjusted as necessary for cash and cash equivalents, noncontrolling interest and changes in deferred taxes. The impact of finalization of deferred tax amounts related to the Reorganization is reflected within the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).
Historically, the Company granted restricted shares of the Company's Class A common stock to certain key individuals. In connection with the effectiveness of the Plan of Reorganization, all unvested restricted shares were canceled.
Pursuant to our 2019 Incentive Equity Plan ("2019 Plan") we adopted in connection with the effectiveness of our Plan of Reorganization as well as our 2021 Long-Term Incentive Award Plan ("2021 Plan"), we have granted restricted stock units and options to purchase shares of the Company's Class A common stock to our employees and directors. The 2021 Plan was approved in April 2021. In connection with the approval, the 2019 Plan was terminated and no future awards will be granted under the 2019 Plan. The terms and conditions of the 2019 Plan continue to govern any outstanding awards under this plan.
The 2019 Plan and 2021 Plan are designed to provide an incentive to certain key members of management and service providers of the Company or any of its subsidiaries and non-employee members of the Board of Directors and to offer an additional inducement in obtaining the services of such individuals. The 2019 Plan provided for the grant of (a) options and (b) restricted stock units, which, in each case, may be subject to contingencies or restrictions as set forth under the plan and applicable award agreement. The 2021 Plan provides for the grant of (a) incentive and non-incentive options, (b) stock appreciation rights, (c) restricted stock, (d) restricted stock units, (e) other stock or cash-based awards and (f) dividend equivalents.
The aggregate number of shares of Class A common stock that may be issued or used for reference purposes with respect to which awards may be granted under the 2021 Plan share be equal to the sum of (a) 6,000,000 shares of Class A common stock plus (b) shares of Class A common stock which are subject to outstanding awards under the 2019 Plan, and become available for issuance under the 2021 Plan (which may not exceed 10,743,222 shares of Class A common stock). Such shares of common stock may, in the discretion of the Board of Directors, consist either in whole or in part of authorized but unissued shares of common stock, shares purchased on the open market, or shares of common stock held in the treasury of the Company. The Company shall at all times during the term of the plan reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of the plan.
The Company granted 5,542,668 stock options and 3,205,360 restricted stock units on May 30, 2019 in connection with the Company's emergence from bankruptcy (the "Emergence Awards").
Share-Based Compensation
Successor
Stock Options
Options granted under the 2021 Plan may not have a term that exceeds ten years. The term of each option granted pursuant to the 2019 Plan may not exceed (a) six (6) years from the date of grant thereof in the case of the awards granted upon emergence

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and (b) ten (10) years from the date of grant thereof in the case of all other options; subject, however, in either case, to earlier termination as hereinafter provided.
Options granted under the 2019 Plan and 2021 Plan are exercisable at such time or times and subject to such terms and conditions as shall be determined by the Compensation Committee of the Board (the "Committee") at the time of grant.
The options granted as Emergence Awards under the 2019 Plan vest (or vested, as applicable), subject to a participant’s continued full-time employment or service with the Company through each applicable vesting date, (a) 20% on July 22, 2019, and (b) an additional 20% vesting on each of the next four anniversaries of the grant date.
No options granted under the 2019 Plan or the 2021 Plan will provide for any dividends or dividend equivalents thereon.
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10, Compensation—Stock Compensation. The fair value of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model. Expected volatilities were based on historical volatility of peer companies’ stock, including the Company, over the expected life of the options. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur.
The following assumptions were used to calculate the fair value of the Successor Company's options on the date of grant:

	Year Ended December 31,		Period from May 2, 2019 through December 31,
	2021	2020	2019
Expected volatility	56%	44% – 57%	44% – 45%
Expected life in years	6.2 – 6.3	6.0 – 6.3	4.0 – 4.1
Risk-free interest rate	0.79% – 1.15%	0.35% – 1.41%	1.40% – 2.02%
Dividend yield	—%	—%	—%

The following table presents a summary of the Successor Company's stock options outstanding at and stock option activity during the year ended December 31, 2021 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2021	7,695	$16.01	5.9 years
Granted	296	19.20
Exercised	(244)	16.72
Forfeited	(112)	13.89
Expired	(20)	19.00
Outstanding, December, 31, 2021	7,615	16.14	5.1 years
Exercisable	3,565	17.52	4.1 years
Expected to Vest	4,050	14.93	6.0 years

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Successor Company's unvested options and changes during the year ended December 31, 2021 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	5,491	$5.06
Granted	296	10.28
Vested (1)	(1,625)	5.10
Forfeited	(112)	5.00
Unvested, December 31, 2021	4,050	5.43
(1)The total fair value of the options vested during the year ended December 31, 2021 (Successor) was $8.3 million.
Restricted Stock Units (“RSUs”)
RSUs may be issued either alone or in addition to other awards granted under the 2019 Plan and 2021 Plan.
The RSUs granted in respect of the Emergence Awards under the 2019 Plan vest or vested (as applicable), subject to a participant’s continued full-time employment or service with the Company through each applicable vesting date, (a) 20% on July 22, 2019, and (b) an additional 20% vesting on each of the next four anniversaries of the grant date.
Each RSU (representing one share of common stock) awarded to a participant, both under the 2019 Plan and the 2021 Plan will be credited with dividends paid in respect of one share of common stock (“Dividend Equivalents”). Dividend Equivalents will be withheld by the Company for the participant’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Committee. Dividend Equivalents credited to a participant’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed to the participant upon settlement of such RSU and, if such RSU is forfeited, the participant shall have no right to such Dividend Equivalents.
The following table presents a summary of the Successor Company's RSUs outstanding and RSU stock activity as of and during the year ended December 31, 2021 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2021	2,578	$14.42
Granted	298	21.57
Vested (restriction lapsed)	(832)	14.87
Forfeited	(78)	17.41
Outstanding, December 31, 2021	1,966	15.20

Performance-based Restricted Stock Units (“Performance RSUs”)

In August 2020, the Company issued Performance RSUs under the 2019 Plan to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which are being measured over an approximately 18-month period from the date of issuance. In the year ended December 31, 2021 and the year ended December 31, 2020, the Company recognized $1.6 million and $3.4 million, respectively, in relation to these Performance RSUs.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Successor Company's Performance RSUs outstanding and activity as of and during the year ended December 31, 2021 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2021	556	$8.98
Granted	—	—
Vested (restriction lapsed)	—	—
Forfeited	—	—
Outstanding, December 31, 2021	556	$8.98

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
Successor Common Stock and Special Warrants
The following table presents the Successor Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of December 31, 2021:

(In thousands, except share and per share data)	December 31, 2021
Successor Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	120,633,937
Successor Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	21,590,192
Successor Special Warrants	5,304,430
Total Successor Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding	147,528,559

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
New Class A common stock certificates issued upon transfer or new issuance of Class A common stock shares contain a legend stating that such shares of Class A common stock are subject to the provisions of our amended and restated certificate of incorporation, including but not limited to provisions governing compliance with requirements of the Communications Act and regulations thereunder, including, without limitation, those concerning foreign ownership and media ownership.
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
During the years ended December 31, 2021 and December 31, 2020, 7,634,045 and 20,080 shares of the Class B common stock were converted into Class A common stock, respectively. During the period from May 2, 2019 to December 31, 2019, 53,317 shares of the Class B common stock were converted into Class A common stock.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
holder in lieu thereof, to the extent that such distribution of warrants would not violate the Communications Act or any applicable FCC rules.
The Special Warrants will expire on the earlier of the twentieth anniversary of the issuance date and the occurrence of a change in control of the Company.
During the year ended December 31, 2021, stockholders exercised 47,197,139 and 22,337,312 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the year ended December 31, 2020, stockholders exercised 6,205,617 and 2,095 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the period from May 2, 2019 through ended December 31, 2019, stockholders exercised 216,921 and 10,660 Special Warrants for an equivalent number of Class A common stock and Class B common stock, respectively.
January 2021 Exchange Substantially Expanding Class A and Class B Shares Outstanding
On January 8, 2021, the Company completed an exchange of 67,471,123 Special Warrants into 45,133,811 shares of Class A common stock, the Company’s publicly traded equity, and 22,337,312 shares of Class B common stock. The exchange was authorized by a previously issued Declaratory Ruling from the Federal Communications Commission approving an increase in iHeartMedia’s authorized aggregate foreign ownership from 25% to 100%, subject to certain conditions set forth in the Declaratory Ruling. Certain shares of Class B common stock and Special Warrants were not converted into Class A Common Stock due to current regulatory restrictions applicable to certain shareholders. There were 5,293,069 Special Warrants outstanding on February 18, 2022.
Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $23.5 million, $22.9 million and $26.4 million for the Successor Company for the year ended December 31, 2021, the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively. Share-based compensation expenses for the Predecessor Company were $0.5 million during the period from January 1, 2019 through May 1, 2019.
The tax benefit related to the share-based compensation expense for the Successor Company for the year ended December 31, 2021, the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019 was $3.5 million, $3.1 million and $2.9 million, respectively. The tax benefit related to the share-based compensation expense for the Predecessor Company for the period from January 1, 2019 through May 1, 2019 was $0.1 million.
As of December 31, 2021, there was $39.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.1 years.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income (Loss) per Share

(In thousands, except per share data)	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
	2021	2020	2019	2019
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(159,199)	$(1,914,699)	$112,548	$11,184,141
Exclude:
Income from discontinued operations, net of tax	$—	$—	$—	$1,685,123
Noncontrolling interest from discontinued operations, net of tax - common shares	—	—		19,028
Total income from discontinued operations, net of tax - common shares	$—	$—	$—	$1,704,151
Total income (loss) from continuing operations	$(159,199)	$(1,914,699)	$112,548	$9,479,990
Noncontrolling interest from continuing operations, net of tax - common shares	(810)	523	(751)	—
Income (loss) from continuing operations	$(158,389)	$(1,915,222)	$113,299	$9,479,990

DENOMINATOR(1):
Weighted average common shares outstanding - basic	146,726	145,979	145,608	86,241
Stock options and restricted stock(2):	—	—	187	—
Weighted average common shares outstanding - diluted	146,726	145,979	145,795	86,241

Net income (loss) attributable to the Company per common share:
From continuing operations - Basic	$(1.09)	$(13.12)	$0.77	$109.92
From discontinued operations - Basic	$—	$—	$—	$19.76
From continuing operations - Diluted	$(1.09)	$(13.12)	$0.77	$109.92
From discontinued operations - Diluted	$—	$—	$—	$19.76

(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Successor Company for the year ended December 31, 2021, December 31, 2020 and the period from May 2, 2019 through December 31, 2019.
(2)Outstanding equity awards representing 10.5 million, 9.1 million and 5.9 million shares of Class A common stock of the Successor Company for the year ended December 31, 2021, the year ended December 31, 2020, and the period from May 2, 2019 through December 31, 2019, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Outstanding equity awards representing 5.9 million shares of Class A common stock of the Predecessor Company for the period for the period from January 1, 2019 through May 1, 2019 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
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

Under the Stockholder Rights Plan, subject to certain exceptions, the rights were generally exercisable only if, in a transaction not approved by the Board, a person or group acquired beneficial ownership of 10% or more of the Company’s Class A common stock (or 20% in the case of certain passive investors), including through such person’s ownership of the convertible Class B common stock and/or special warrants, as further detailed in the Stockholder Rights Plan. In that situation, each holder of a right (other than the acquiring person or group) would have the right to purchase, upon payment of the exercise price, a

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
number of shares of the Company’s Class A common stock, Class B common stock or special warrants, as applicable, having a market value of twice such price. In addition, the Stockholder Rights Plan contained a similar provision if the Company was acquired in a merger or other business combination after an acquiring person acquires beneficial ownership of 10% or more of the Company’s Class A common stock (or 20% in the case of certain passive investors).

The Stockholder Rights Plan expired on May 5, 2021. The adoption of the Stockholder Rights Plan was not a taxable event and did not have any impact on the Company’s financial reporting.

NOTE 10 – EMPLOYEE BENEFIT PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution. Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications. In April 2020, the Company announced incremental operating-expense-saving initiatives in response to the economic environment resulting from the COVID-19 pandemic, which included a temporary suspension of the Company's 401(k) matching program that continued through December 31, 2021. Contributions of $4.5 million, $8.6 million and $6.1 million were made to these plans for the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively, were expensed. Starting January 1, 2022, the Company recommenced its 401(k) matching program.

iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10, Compensation—General. Matching credits on amounts deferred may be made in iHeartCommunications' sole discretion and iHeartCommunications retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan. In accordance with the provisions of ASC 710-10, Compensation—General, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset and liability under the deferred compensation plan at December 31, 2021 (Successor) was approximately $12.9 million recorded in “Other assets” and $12.9 million recorded in “Other long-term liabilities”, respectively. The asset and liability under the deferred compensation plan at December 31, 2020 (Successor) was approximately $12.3 million recorded in “Other assets” and $12.3 million recorded in “Other long-term liabilities”, respectively.
NOTE 11 — OTHER INFORMATION
OTHER INCOME (EXPENSE), NET
The following table discloses the components of "Other income (expense), net" for the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor), the period from May 2, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through May 1, 2019 (Predecessor), respectively:

(In thousands)	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
	2021	2020	2019	2019
Professional fees	$(1,389)	$(6,278)	$(26,487)	$(156)
Loss on extinguishment of debt	(11,600)	—	—	—
Other	(1,987)	(1,473)	8,221	179
Total other income (expense), net	$(14,976)	$(7,751)	$(18,266)	$23

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other income (expense), net for the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor) and the period from May 2, 2019 through December 31, 2019 (Successor) included $1.4 million, $6.3 million and $26.5 million, respectively, in expenses incurred in connection with our bankruptcy.
OTHER CURRENT ASSETS
The following table discloses the components of “Other current assets” as of December 31, 2021 and 2020, respectively:

(In thousands)	Successor Company
	As of December 31,
	2021	2020
Inventory	$3,154	$1,153
Deposits	3,098	2,680
Restricted cash	425	—
Due from related parties	391	549
Other receivables	17,363	11,905
Other	—	1,139
Total other current assets	$24,431	$17,426
OTHER ASSETS
The following table discloses the components of “Other assets” as of December 31, 2021 and 2020, respectively:

	Successor Company
(In thousands)	As of December 31,
	2021	2020
Investments in, and advances to, nonconsolidated affiliates	$10,617	$11,065
Other investments	41,440	28,053
Available-for-sale debt securities, net of reserve of $7,975 in 2021 and $4,167 in 2020	33,868	31,456
Deposits	4,769	4,553
Prepaid rent	17,182	8,882
Non-qualified plan assets	12,909	12,265
Other	5,928	9,350
Total other assets	$126,713	$105,624

OTHER LONG-TERM LIABILITIES
The following table discloses the components of “Other long-term liabilities” as of December 31, 2021 and 2020, respectively:

(In thousands)	Successor Company
	As of December 31,
	2021	2020
Unrecognized tax benefits	$20,685	$18,183
Asset retirement obligation	4,491	3,951
Non-qualified plan liabilities	12,909	12,265
Deferred income	28,020	22,018
Other	14,792	14,800
Total other long-term liabilities	$80,897	$71,217

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table discloses the components of “Accumulated other comprehensive income (loss),” net of tax, as of December 31, 2021 and 2020, respectively:

(In thousands)	Successor Company
	As of December 31,
	2021	2020
Cumulative currency translation adjustment	$(257)	$194
Cumulative other adjustments	—	—
Total accumulated other comprehensive income (loss)	$(257)	$194

NOTE 12 – SEGMENT DATA
As discussed in Note 1, Summary of Significant Accounting Policies, in connection with certain leadership and organizational changes implemented in the first quarter 2021, the Company revised its segment reporting as of January 1, 2021. The corresponding current and prior period segment disclosures were recast to reflect the current segment presentation. Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company's segment results for the Successor Company for the year ended December 31, 2021, the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2021
Revenue	$2,489,018	$834,482	$247,957	$—	$(13,117)	$3,558,340
Operating expenses(1)	1,745,680	573,835	171,766	269,043	(13,117)	2,747,207
Segment Adjusted EBITDA(2)	$743,338	$260,647	$76,191	$(269,043)	$—	$811,133
Depreciation and amortization						(469,417)
Impairment charges						(57,734)
Other operating expense, net						(32,320)
Restructuring expenses						(73,262)
Share-based compensation expense						(23,543)
Operating income						$154,857

Segment assets	$6,953,772	$1,088,471	$438,773	$403,898	$(3,605)	$8,881,309
Intersegment revenues	670	5,845	6,602	—	—	13,117
Capital expenditures	130,894	23,907	14,515	14,056	—	183,372
Share-based compensation expense	—	—	—	23,543	—	23,543

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2020
Revenue	$2,206,854	$474,371	$274,749	$—	$(7,756)	$2,948,218
Operating expenses(1)	1,723,449	343,598	180,081	170,173	(7,756)	2,409,545
Segment Adjusted EBITDA(2)	$483,405	$130,773	$94,668	$(170,173)	$—	$538,673
Depreciation and amortization						(402,929)
Impairment charges						(1,738,752)
Other operating expense, net						(11,344)
Restructuring expenses						(100,410)
Share-based compensation expense						(22,862)
Operating loss						$(1,737,624)

Segment assets	$7,736,229	$187,051	$473,628	$809,638	$(3,585)	$9,202,961
Intersegment revenues	670	—	7,086	—	—	7,756
Capital expenditures	51,559	16,086	5,105	12,455	—	85,205
Share-based compensation expense	—	—	—	22,862	—	22,862

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Period from May 2, 2019 through December 31, 2019
Revenue	$2,174,411	$273,389	$167,292	$—	$(5,036)	$2,610,056
Operating expenses(1)	1,381,073	194,366	120,685	143,420	(5,036)	1,834,508
Segment Adjusted EBITDA(2)	$793,338	$79,023	$46,607	$(143,420)	$—	$775,548
Depreciation and amortization						(249,623)
Impairment charges						—
Other operating expense, net						(8,000)
Restructuring expenses						(51,878)
Share-based compensation expense						(26,411)
Operating income						$439,636

Segment Assets	$9,949,638	$73,108	$486,551	$515,580	$(3,778)	$11,021,099
Intersegment revenues	$447	$—	$4,589	$—	$—	$5,036
Capital expenditures	$48,096	$10,505	$3,980	$13,412	$—	$75,993
Share-based compensation expense	$—	$—	$—	$26,411	$—	$26,411

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's segment results for the Predecessor Company for the period from January 1, 2019 through May 1, 2019:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Period from January 1, 2019 through May 1, 2019
Revenue	$903,888	$102,789	$69,362	$—	$(2,568)	$1,073,471
Operating expenses(1)	635,205	88,621	55,278	71,785	(2,568)	848,321
Segment Adjusted EBITDA(2)	$268,683	$14,168	$14,084	$(71,785)	$—	$225,150
Depreciation and amortization						(52,834)
Impairment charges						(91,382)
Other operating expense, net						(154)
Restructuring expenses						(13,242)
Share-based compensation expense						(498)
Operating loss						$67,040

Intersegment revenues	$243	$—	$2,325	$—	$—	$2,568
Capital expenditures	$25,270	$4,694	$1,263	$4,970	$—	$36,197
Share-based compensation expense	$—	$—	$—	$498	$—	$498
(1) Consolidated operating expenses consist of Direct operating expenses and Selling, general and administrative expenses and exclude Restructuring expenses, share-based compensation expenses and depreciation and amortization.
(2) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Income (Loss) to Adjusted EBITDA" and "Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA" in Item 7 of this Annual Report on Form 10-K. Beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment.

NOTE 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Tax Matters Agreement

On the Effective Date, the Company entered into the Tax Matters Agreement by and among the Company, iHeartCommunications, iHeart Operations, CCH, CCOH and Clear Channel Outdoor, Inc., to allocate the responsibility of the Company and its subsidiaries, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation (the “Tax Matters Agreement”). For information regarding the Tax Matters Agreement, refer to Note 16, Discontinued Operations.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS
Plan of Reorganization
As described in Note 1, Summary of Significant Accounting Policies, on May 1, 2019, the Company and the other Debtors emerged from bankruptcy pursuant to the Plan of Reorganization. Capitalized terms not defined in this note are defined in the Plan of Reorganization.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
▪The Company entered into a new $450.0 million ABL Facility, which was undrawn at emergence.
▪The Company funded the Guarantor General Unsecured Recovery Cash Pool for $17.5 million in order to settle the Class 7G General Unsecured Claims.
▪The Company funded the Professional Fee Escrow Account.
▪On the Effective Date, the iHeartMedia, Inc. 2019 Incentive Equity Plan (the “Post-Emergence Equity Plan”) became effective. The Post-Emergence Equity Plan allowed the Company to grant stock options and restricted stock units representing up to 12,770,387 shares of Class A common stock for key members of management and service providers and up to 1,596,298 for non-employee members of the board of directors. The amounts of Class A common stock reserved under the Post-Emergence Equity Plan were equal to 8% and 1%, respectively, of the Company’s fully-diluted and distributed shares of Class A common stock as of the Effective Date.
In addition, as part of the Separation, iHeartCommunications and CCOH consummated the following transactions:

▪the cash sweep agreement under the then-existing corporate services agreement and any agreements or licenses requiring royalty payments to iHeartMedia by CCOH for trademarks or other intellectual property (“Trademark License Fees”) were terminated;

▪iHeartCommunications, iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”) and CCOH entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which, the Company or its subsidiaries provided administrative services historically provided to CCOH by iHeartCommunications for a period of one year after the Effective Date, which was terminated on August 31, 2020;

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

▪iHeartCommunications entered into a revolving loan agreement with Clear Channel Outdoor, LLC (“CCOL”) and Clear Channel International, Ltd., wholly-owned subsidiaries of CCOH, to provide a line of credit in an aggregate amount not to exceed $200 million at the prime rate of interest, which was terminated by the borrowers on July 30, 2019 in connection with the closing of an underwritten public offering of common stock by CCOH; and

▪iHeart Operations, Inc. issued $60.0 million in preferred stock to a third party for cash, which was repurchased on October 27, 2021 (see Note 6, Long-Term Debt).

NOTE 15 - FRESH START ACCOUNTING
Fresh Start
In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, Reorganizations, the Company qualified for and adopted fresh start accounting on the Effective Date. The Company was required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims.
In accordance with ASC 852, Reorganizations, with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Combinations. The reorganization value represents the fair value of the Successor Company's assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after May 1, 2019 are not comparable with the consolidated financial statements as of or prior to that date.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)		Separation of CCOH Adjustments		Reorganization Adjustments		Fresh Start Adjustments
	Predecessor	(A)		(B)		(C)		Successor
CURRENT ASSETS
Cash and cash equivalents	$175,811	$—		$(112,669)	(1)	$—		$63,142
Accounts receivable, net	748,326	—		—		(10,810)	(1)	737,516
Prepaid expenses	127,098	—		—		(24,642)	(2)	102,456
Other current assets	22,708	—		8,125	(2)	(1,668)	(3)	29,165
Current assets of discontinued operations	1,000,753	(1,000,753)	(1)	—		—		—
Total Current Assets	2,074,696	(1,000,753)		(104,544)		(37,120)		932,279
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	499,001	—		—		333,991	(4)	832,992
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,326,626	—		—		(44,906)	(5)	2,281,720
Other intangibles, net	104,516	—		—		2,240,890	(5)	2,345,406
Goodwill	3,415,492	—		—		(92,127)	(5)	3,323,365
OTHER ASSETS
Operating lease right-of-use assets	355,826	—		—		554,278	(6)	910,104
Other assets	139,409	—		(384)	(3)	(54,683)	(2)	84,342
Long-term assets of discontinued operations	5,351,513	(5,351,513)	(1)	—		—		—
Total Assets	$14,267,079	$(6,352,266)		$(104,928)		$2,900,323		$10,710,208
CURRENT LIABILITIES
Accounts payable	$41,847	$—		$3,061	(4)	$—		$44,908
Current operating lease liabilities	470	—		31,845	(7)	39,092	(6)	71,407
Accrued expenses	208,885	—		(32,250)	(5)	2,328	(9)	178,963
Accrued interest	462	—		(462)	(6)	—		—
Deferred revenue	128,452	—		—		3,214	(7)	131,666
Current portion of long-term debt	46,618	—		6,529	(7)	40	(6)	53,187
Current liabilities of discontinued operations	999,778	(999,778)	(1)	—		—		—
Total Current Liabilities	1,426,512	(999,778)		8,723		44,674		480,131
Long-term debt	—	—		5,758,516	(8)	(1,586)	(8)	5,756,930
Series A Mandatorily Redeemable Preferred Stock	—	—		60,000	(9)	—		60,000
Noncurrent operating lease liabilities	828	—		398,154	(7)	419,897	(6)	818,879
Deferred income taxes	—	—		575,341	(10)	185,419	(10)	760,760
Other long-term liabilities	121,081	—		(64,524)	(11)	(2,164)	(7)	54,393
Liabilities subject to compromise	16,770,266	—		(16,770,266)	(7)	—		—
Long-term liabilities of discontinued operations	7,472,633	(7,472,633)	(1)	—		—		—
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	13,584	(13,199)	(1)	—		8,558	(11)	8,943
Predecessor common stock	92	—		(92)	(12)	—		—
Successor Class A Common Stock	—	—		57	(13)	—		57
Successor Class B Common Stock	—	—		7	(13)	—		7
Predecessor additional paid-in capital	2,075,130	—		(2,075,130)	(12)	—		—
Successor additional paid-in capital	—	—		2,770,108	(13)	—		2,770,108
Accumulated deficit	(13,288,497)	1,825,531	(1)	9,231,616	(14)	2,231,350	(12)	—
Accumulated other comprehensive loss	(321,988)	307,813	(1)	—		14,175	(12)	—
Cost of share held in treasury	(2,562)	—		2,562	(12)	—		—
Total Stockholders' Equity (Deficit)	(11,524,241)	2,120,145		9,929,128		2,254,083		2,779,115
Total Liabilities and Stockholders' Equity (Deficit)	$14,267,079	$(6,352,266)		$(104,928)		$2,900,323		$10,710,208

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(9)     Reflects the issuance by iHeart Operations of $60.0 million in aggregate liquidation preference of its Series A Perpetual Preferred Stock, par value $0.001 per share. On May 1, 2029, the shares of the Preferred Stock would have been subject to mandatory redemption for $60.0 million in cash, plus any accrued and unpaid dividends. However, these shares were repurchased for cash on October 27, 2021.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
C. Fresh Start Adjustments
We have applied fresh start accounting in accordance with ASC 852, Reorganizations. Fresh start accounting requires the revaluation of our assets and liabilities to fair value, including both existing and new intangible assets, such as FCC licenses, developed technology, customer relationships and tradenames. Fresh start accounting also requires the elimination of all predecessor earnings or deficits in Accumulated deficit and Accumulated other comprehensive loss. These adjustments reflect the actual amounts recorded as of the Effective Date.

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

    Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by ASC 350, Intangibles-Goodwill and Other. The application of the direct valuation method attempts to isolate the income that is properly attributable to the FCC licenses alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. Under the direct valuation method, it is assumed that rather than acquiring FCC licenses as part of a going concern business, the buyer hypothetically obtains FCC licenses and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the FCC licenses. In applying the direct valuation method to the Company’s FCC licenses, the licenses are grouped by type (e.g. FM licenses vs. AM licenses) and market size in order to ensure appropriate assumptions are used in valuing the various FCC licenses based on population and demographics that influence the level of revenues generated by each FCC license, using industry projections. The key assumptions used in applying the direct valuation method include market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate (“WACC”) and terminal values. The WACC was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages based on a market participant capital structure.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
further adjusted to reflect the resetting of the Company's straight-line lease calculation. In addition, the Company increased the Operating lease right-of-use assets to recognize $13.1 million related to the favorable lease contracts.

(7)     Reflects the fair value adjustment to adjust deferred revenue and other liabilities as of May 1, 2019 to its estimated fair value. The fair value of the deferred revenue was determined using the market approach and the cost approach. The market approach values deferred revenue based on the amount an acquirer would be required to pay a third party to assume the remaining performance obligations. The cost approach values deferred revenue utilizing estimated costs that will be incurred to fulfill the obligation plus a normal profit margin for the level of effort or assumption of risk by the acquirer. Additionally, a deferred gain was recorded at the time of the certain historical sale-leaseback transaction. During the implementation of ASC 842, Leases, the operating portion was written off as of January 1, 2019. The financing lease deferred gain remained. As part of fresh start accounting, this balance of $0.9 million was written off.

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

Reorganization Items, Net

The tables below present the Reorganization items incurred and cash paid for Reorganization items as a result of the Chapter 11 Cases during the periods presented:

(In thousands)	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 2, 2019 through December 31,	Period from January 1, 2019 through May 1,
	2021	2020	2019	2019
Professional fees and other bankruptcy related costs	—	—	—	(157,487)
Net gain on settlement of Liabilities subject to compromise	—	—	—	7,192,374
Impact of fresh start adjustments	—	—	—	2,430,944
Other items, net	—	—	—	(4,005)
Reorganization items, net	$—	$—	$—	$9,461,826

Cash payments for Reorganization items, net	$—	$443	$18,360	$183,291

The Successor Company incurred additional professional fees related to the bankruptcy, post-emergence, of $1.4 million, $6.3 million and $26.5 million for the year ended December 31, 2021, the year ended December 31, 2020 and the period from May 2, 2019 through December 31, 2019, respectively, which are included within Other income (expense), net in the Company's Consolidated Statements of Comprehensive Income (Loss).

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - DISCONTINUED OPERATIONS
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
CCOH terminated the Transition Services Agreement on August 31, 2020.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tax Matters Agreement
On the Effective Date, the Company entered into the Tax Matters Agreement to allocate the responsibility of the Company and its subsidiaries, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.
The Tax Matters Agreement requires that the Company and iHeartCommunications indemnify CCOH and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against (i) any taxes other than transfer taxes or indirect gains taxes imposed on the Company or any of its subsidiaries (other than CCOH and its subsidiaries) in connection with the Separation, (ii) any transfer taxes and indirect gains taxes arising in connection with the Separation, and (iii) fifty percent of the amount by which the amount of taxes (other than transfer taxes or indirect gains taxes) imposed on CCOH or any of its subsidiaries in connection with the Separation that are paid to the applicable taxing authority on or before the third anniversary of the separation of CCOH exceeds $5 million, provided that, the obligations of the Company and iHeartCommunications to indemnify CCOH and its subsidiaries with respect taxes (other than transfer taxes or indirect gains taxes) imposed on CCOH or any of its subsidiaries in connection with the Separation will not exceed $15 million. In addition, if the Company or its subsidiaries use certain tax attributes of CCOH and its subsidiaries (including net operating losses, foreign tax credits and other credits) and such use results in a decrease in the tax liability of the Company or its subsidiaries, then the Company is required to reimburse CCOH for the use of such attributes based on the amount of tax benefit realized. The Tax Matters Agreement provides that any reduction of the tax attributes of CCOH and its subsidiaries as a result of cancellation of indebtedness income realized in connection with the Chapter 11 Cases is not treated as a use of such attributes (and therefore does not require the Company or iHeartCommunications to reimburse CCOH for such reduction).
The Tax Matters Agreement also requires that (i) CCOH indemnify the Company for any income taxes paid by the Company on behalf of CCOH and its subsidiaries or, with respect to any income tax return for which CCOH or any of its subsidiaries joins with the Company or any of subsidiaries in filing a consolidated, combined or unitary return, the amount of taxes that would have been incurred by CCOH and its subsidiaries if they had filed a separate return, and (ii) except as described in the preceding paragraph, CCOH indemnify the Company and its subsidiaries, and their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against any taxes other than transfer taxes or indirect gains taxes imposed on CCOH or any of its subsidiaries in connection with the Separation.
Any tax liability of CCH attributable to any taxable period ending on or before the date of the completion of the Separation, other than any such tax liability resulting from CCH’s being a successor of CCOH in connection with the merger of CCOH with and into CCOH or arising from the operation of the business of CCOH and its subsidiaries after the merger of CCOH with and into CCH, will not be treated as a liability of CCOH and its subsidiaries for purposes of the Tax Matters Agreement.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021, based on those criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on Internal Control over Financial Reporting
We have audited iHeartMedia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Antonio, Texas
February 23, 2022

ITEM 9B.  Other Information
None.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance
Certain information required by this item with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.
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
All other information required by this item is incorporated by reference to our 2022 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity Compensation Plans approved by security holders(2)	111,030	$—	6,077,022
Equity Compensation Plans not approved by security holders(3)	10,025,572	16.14	—
Total	10,136,602(4)	$16.14	6,077,022
(1)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or restricted stock units, which have no exercise price.
(2)Represents the 2021 Long-Term Incentive Award Plan.
(3)Represents the 2019 Incentive Equity Plan which was adopted in connection with the Emergence. No additional awards may be made under the 2019 Incentive Equity Plan.
(4)This number includes shares subject to outstanding awards granted, of which 7,615,084 shares are subject to outstanding options and 2,521,518 shares are subject to outstanding RSUs.
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

ITEM 14.  Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, PCAOB ID: 42. The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Impact of Fresh Start Accounting	Other (1)	Balance at End of Period
Period from January 1, 2019 through May 1, 2019 (Predecessor)	$26,584	$4,728	$8,622	$(22,689)	$(1)	$—

Period from May 2, 2019 through December 31, 2019 (Successor)	$—	$12,628	$—	$—	$1	$12,629
Year ended December 31, 2020 (Successor)	$12,629	$38,273	$12,738	$—	$613	$38,777
Year ended December 31, 2021 (Successor)	$38,777	$4,144	$13,846	$—	$195	$29,270

(1)Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other (1)	Reversal (2)	Impact of Fresh Start Accounting	Adjustments(3)	Balance at End of Period
Period from January 1, 2019 through May 1, 2019 (Predecessor)	$693,541	$714,520	$(316,374)	(343,662)	$(28,539)	$719,486

Period from May 2, 2019 through December 31, 2019 (Successor)	$719,486	$1,870	$(734)	$—	$—	$720,622
Year ended December 31, 2020 (Successor)	$720,622	$3,047	$(444)	$—	$1,094,866	$1,818,091
Year ended December 31, 2021 (Successor)	$1,818,091	$62,265	$(28,707)	$—	$2,494	$1,854,143

(1)During 2021, 2020 and the period from May 2 through December 31, 2019 the Company recorded a valuation allowance of $62.3 million, $3.0 million and $1.9 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards and Sec. 163(j) disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods. During the period from January 1 through May 1, 2019, the Predecessor Company recorded a valuation allowance of $714.5 million on the federal and state capital losses and separate state net operating losses generated in connection with the restructuring transactions.
(2)During 2021, the Company reversed valuation allowances of $28.7 million related to net operating loss carryforwards and capital loss carryforwards that were utilized as a result of taxable income and capital gains recognized during the period. During the period from January 1 through May 1, 2019, the Predecessor Company reversed certain valuation allowances as a result of the restructuring transaction which resulted in reduction of federal and state net operating losses due to the cancellation of debt income realized.

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

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Third Amended and Restated Bylaws of iHeartMedia, Inc., dated February 23, 2021 (incorporated by reference to Exhibit 3.2 to the Form 10-K filed by iHeartMedia, Inc. filed on February 25, 2021).
4.1
Indenture, dated as of May 1, 2019, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 6.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.2*
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 6.375% Senior Secured Notes due 2026.

4.3	Form of 6.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2019).
4.4
Indenture, dated as of May 1, 2019, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the 8.375% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 of iHeartMedia Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.5*
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 8.375% Senior Secured Notes due 2027.

4.6	Form of 8.375% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2019).
4.7
Warrant Agreement, dated as of May 1, 2019, by and between iHeartCommunications and Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent (incorporated by reference to Exhibit 4.5 of iHeartMedia Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.8
Indenture, dated as of August 7, 2019, by and among iHeartCommunications, Inc., the Guarantors party thereto and U.S. Bank National Association as trustee and collateral agent, governing the 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on August 8, 2019).

4.9*
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 5.25% Senior Secured Notes due 2027.

4.10	Form of 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on August 8, 2019).
4.11
Indenture, dated as of November 22, 2019, by and among iHeartCommunications, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 22, 2019).

4.12*
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 4.75% Senior Secured Notes due 2028.

4.13	Form of 4.75% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 22, 2019).
4.14
Voluntary Conversion Agent Agreement, dated as of May 1, 2019, between iHeartMedia, Inc. and Computershare Trust Company, N.A. and Computershare Inc., governing the conversion of shares of Class B common stock for shares of Class A common stock (incorporated by reference to Exhibit 4.9 to iHeartMedia, Inc.’s Current Report on Form S-1/A filed on May 10, 2019).

4.15*	Description of Securities
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

10.1
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

10.11
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

10.13§	iHeartMedia, Inc. 2019 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
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

10.16§	Form of Employee Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.16 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.17§	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.18§	Form of Employee Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.19§	Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement for Performance RSUs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iHeartMedia, Inc. on August 20, 2020).
10.20§
Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.21§
First Amendment to Amended and Restated Employment Agreement, dated as of May 1, 2019, between iHeartMedia Inc. and Robert W. Pittman (incorporated by reference to Exhibit 10.7 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).

10.22§
Second Amendment to Amended and Restated Employment Agreement, by and between iHeartMedia, Inc. and Robert Pittman, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2020).

10.23§
Third Amendment to Employment Agreement, by and between iHeartMedia, Inc. and Robert W. Pittman, dated March 16, 2021 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2021).

10.24§
Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.25§
Amendment to the Employment Agreement, dated as of May 1, 2019, between iHeartMedia Inc. and Richard J. Bressler (incorporated by reference to Exhibit 10.8 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).

10.26§
Second Amendment to Employment Agreement, by and between iHeartMedia, Inc. and Richard Bressler, dated June 4, 2020 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2020).

10.27§
Third Amendment to Employment Agreement, by and between iHeartMedia, Inc. and Richard J. Bressler, dated March 17, 2021 (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2021).

10.28§
Employment Agreement, effective September 5, 2019, between iHeartMedia, Inc. and Michael B. McGuinness (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Quarterly Report on Form 10-Q filed on November 7, 2019).

10.29§
First Amendment to Employment Agreement, effective January 1, 2021, by and between iHeartMedia, Inc. and Michael B. McGuinness (Incorporated by reference to Exhibit 10.26 to the Form 10-K filed by iHeartMedia, Inc. filed on February 25, 2021).

10.30§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.31§*	Employment Agreement, dated December 23, 2020, between iHeartMedia Management Services, Inc. and Jordan R. Fasbender.
10.32§	Form of Indemnification Agreement, between iHeartMedia, Inc. and its directors (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.33§
Form of Indemnification Agreement between iHeartMedia, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.34
Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.35
Amendment No. 1 dated November 1, 2017 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020)

10.36
Amendment No. 2 effective January 14, 2019 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.31 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020)

10.37§	iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by iHeartMedia, Inc. on April 23, 2021).
10.38§	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan.
21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document. - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
IHEARTMEDIA, INC.

By:	/s/ Robert W. Pittman
Name:	Robert W. Pittman
Title:	Chairman and Chief Executive Officer
Date:	February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2022
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	February 23, 2022
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 23, 2022
/s/ James A. Rasulo James A. Rasulo	Director	February 23, 2022
/s/ Brad Gerstner Brad Gerstner	Director	February 23, 2022
/s/ Cheryl Mills Cheryl Mills	Director	February 23, 2022
/s/ Graciela Monteagudo Graciela Monteagudo	Director	February 23, 2022
/s/ Kamakshi Sivaramakrishnan Kamakshi Sivaramakrishnan	Director	February 23, 2022