Form 10-Q
period 2022-03-31
iHeartMedia, Inc.
filed 2022-05-05
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2022
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	121,030,509
Class B Common Stock, $.001 par value	21,393,367

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2022	December 31, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$279,683	$352,129
Accounts receivable, net of allowance of $28,544 in 2022 and $29,270 in 2021	906,901	1,030,380
Prepaid expenses	86,191	65,927
Other current assets	43,122	24,431
Total Current Assets	1,315,897	1,472,867
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	749,141	782,093
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,777,993	1,778,045
Other intangibles, net	1,603,513	1,666,600
Goodwill	2,313,491	2,313,581
OTHER ASSETS
Operating lease right-of-use assets	727,103	741,410
Other assets	139,874	126,713
Total Assets	$8,627,012	$8,881,309
CURRENT LIABILITIES
Accounts payable	$156,875	$206,007
Current operating lease liabilities	82,898	88,585
Accrued expenses	221,143	353,045
Accrued interest	69,812	67,983
Deferred revenue	156,399	133,123
Current portion of long-term debt	719	673
Total Current Liabilities	687,846	849,416
Long-term debt	5,739,421	5,738,195
Noncurrent operating lease liabilities	727,143	738,814
Deferred income taxes	534,432	558,222
Other long-term liabilities	66,149	80,897
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	8,066	8,410
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 121,402,390 and 120,633,937 shares in 2022 and 2021, respectively	122	120
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 21,430,500 and 21,590,192 shares in 2022 and 2021, respectively	21	22
Special Warrants, 5,293,069 and 5,304,430 issued and outstanding in 2022 and 2021, respectively	—	—
Additional paid-in capital	2,882,515	2,876,571
Accumulated deficit	(2,011,401)	(1,962,819)
Accumulated other comprehensive loss	(504)	(257)
Cost of shares (414,950 in 2022 and 389,814 in 2021) held in treasury	(6,798)	(6,282)
Total Stockholders' Equity	872,021	915,765
Total Liabilities and Stockholders' Equity	$8,627,012	$8,881,309

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2022	2021
Revenue	$843,458	$706,665
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	330,524	292,813
Selling, general and administrative expenses (excludes depreciation and amortization)	384,344	342,330
Depreciation and amortization	114,051	107,363
Impairment charges	1,334	37,744
Other operating expense, net	870	2,771
Operating income (loss)	12,335	(76,356)
Interest expense, net	79,219	85,121
Gain (loss) on investments, net	(1,765)	191
Equity in loss of nonconsolidated affiliates	(29)	(28)
Other expense, net	(270)	(807)
Loss before income taxes	(68,948)	(162,121)
Income tax benefit (expense)	20,209	(79,935)
Net loss	(48,739)	(242,056)
Less amount attributable to noncontrolling interest	(157)	(333)
Net loss attributable to the Company	$(48,582)	$(241,723)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(247)	(216)
Other comprehensive loss, net of tax	(247)	(216)
Comprehensive loss	(48,829)	(241,939)
Less amount attributable to noncontrolling interest	—	—
Comprehensive loss attributable to the Company	$(48,829)	$(241,939)
Net loss attributable to the Company per common share:
Basic	$(0.33)	$(1.65)
Weighted average common shares outstanding - Basic	147,513	146,214
Diluted	$(0.33)	$(1.65)
Weighted average common shares outstanding - Diluted	147,513	146,214

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net loss				(157)	—	—	(48,582)	—	—	(48,739)
Vesting of restricted stock and other	597,400			—	1	409	—	—	(516)	(106)
Share-based compensation				—	—	5,535	—	—	—	5,535
Conversion of Special Warrants to Class A and Class B Shares	11,361		(11,361)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	159,692	(159,692)		—	—	—	—	—	—	—
Other				(187)	—	—	—	—	—	(187)
Other comprehensive loss				—	—	—	—	(247)	—	(247)
Balances at March 31, 2022	121,402,390	21,430,500	5,293,069	$8,066	$143	$2,882,515	$(2,011,401)	$(504)	$(6,798)	$872,021

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2022.
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
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,739)	$(242,056)
Reconciling items:
Impairment charges	1,334	37,744
Depreciation and amortization	114,051	107,363
Deferred taxes	(23,788)	78,346
Provision for doubtful accounts	2,111	5,846
Amortization of deferred financing charges and note discounts, net	1,439	1,519
Share-based compensation	5,535	5,685
Loss on disposal of operating and other assets	584	952
(Gain) Loss on investments	1,765	(191)
Equity in loss of nonconsolidated affiliates	29	28
Barter and trade income	(7,021)	(2,244)
Other reconciling items, net	242	260
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	121,339	113,170
Increase in prepaid expenses and other current assets	(39,983)	(35,647)
Increase in other long-term assets	(2,610)	(3,317)
Decrease in accounts payable	(49,129)	(7,423)
Decrease in accrued expenses	(151,853)	(9,521)
Increase in accrued interest	1,829	1,789
Increase in deferred income	19,602	18,881
Increase in other long-term liabilities	1,051	544
Cash provided by (used for) operating activities	(52,212)	71,728
Cash flows from investing activities:
Business combinations	—	(230,816)
Purchases of property, plant and equipment	(22,557)	(18,950)
Proceeds from disposal of assets	6,009	572
Change in other, net	(3,142)	(130)
Cash used for investing activities	(19,690)	(249,324)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(168)	(13,547)
Change in other, net	(293)	(264)
Cash used for financing activities	(461)	(13,811)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	(122)
Net decrease in cash, cash equivalents and restricted cash	(72,446)	(191,529)
Cash, cash equivalents and restricted cash at beginning of period	352,554	721,187
Cash, cash equivalents and restricted cash at end of period	$280,108	$529,658
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$76,104	$82,833
Cash paid for income taxes	1,123	—
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company's reportable segments are:
▪the Multiplatform Group, which includes the Company's Broadcast radio, Networks and Sponsorships and Events businesses;
▪the Digital Audio Group, which includes all of the Company's Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), a full-service media representation business, and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software and services.
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
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. Beginning in March 2020 and continuing through the remainder of 2020 and into 2021 revenue was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19. As a result of continued recovery from the impact of COVID-19, our revenue for the three months ended March 31, 2022 increased significantly compared to the three months ended March 31, 2021 across each of our reportable segments.
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
As of March 31, 2022, the Company had approximately $279.7 million in cash and cash equivalents. While the effects of COVID-19 may continue to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2022 presentation.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$279,683	$352,129
Restricted cash included in:
Other current assets	425	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$280,108	$352,554
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three months ended March 31, 2022 and 2021:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended March 31, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$416,481	$—	$—	$—	$416,481
Networks(2)	117,558	.	—	—	117,558
Sponsorship and Events(3)	33,601	—	—	—	33,601
Digital, excluding Podcast(4)	—	145,675	—	(1,269)	144,406
Podcast(5)	—	68,544	—	—	68,544
Audio & Media Services(6)	—	—	60,857	(1,341)	59,516
Other(7)	3,230	—	—	(168)	3,062
Total	570,870	214,219	60,857	(2,778)	843,168
Revenue from leases(8)	290	—	—	—	290
Revenue, total	$571,160	$214,219	$60,857	$(2,778)	$843,458

Three Months Ended March 31, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$358,536	$—	$—	$—	$358,536
Networks(2)	115,086	—	—	—	115,086
Sponsorship and Events(3)	22,393	—	—	—	22,393
Digital, excluding Podcast(4)	—	119,201	—	(1,894)	117,307
Podcast(5)	—	38,352	—	—	38,352
Audio & Media Services(6)	—	—	55,137	(1,861)	53,276
Other(7)	1,399	—	—	(167)	1,232
Total	497,414	157,553	55,137	(3,922)	706,182
Revenue from leases(8)	483	—	—	—	483
Revenue, total	$497,897	$157,553	$55,137	$(3,922)	$706,665

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

	Three Months Ended March 31,
(In thousands)	2022	2021
Trade and barter revenues	$47,369	$31,946
Trade and barter expenses	46,415	27,998

The Company recognized barter revenue of $7.0 million and $2.2 million during the three months ended March 31, 2022 and 2021, respectively, in connection with investments made in companies in exchange for advertising services.
The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2022	2021
Deferred revenue from contracts with customers:
Beginning balance(1)	$161,114	$145,493
Revenue recognized, included in beginning balance	(60,389)	(39,531)
Additions, net of revenue recognized during period, and other	83,331	59,379
Ending balance	$184,056	$165,341
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2022, the Company expects to recognize $395.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of March 31, 2022, the future lease payments to be received by the Company are as follows:

(In thousands)
2022	$750
2023	789
2024	610
2025	426
2026	328
Thereafter	1,528
Total	$4,431

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three months ended March 31, 2022, the Company recognized non-cash impairment charges of $1.3 million, including $1.2 million related to ROU assets, and $0.1 million related to leasehold improvements as a result of proactive decisions by management to abandon and sublease a number of operating leases in connection with strategic actions to streamline the Company’s real estate footprint as part of the Company’s modernization initiatives. During the three months ended March 31, 2021, the Company recognized non-cash impairment charges of $37.7 million, including $28.8 million related to ROU assets, and $8.9 million related to leasehold improvements also as a result of the proactive decisions by management discussed above.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$43,265	$29,951
Lease liabilities arising from obtaining right-of-use assets(1)	7,586	8,276

(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the three months ended March 31, 2022 and 2021, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $23.4 million and $24.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2022 and December 31, 2021, respectively:

(In thousands)	March 31, 2022	December 31, 2021
Land, buildings and improvements	$344,978	$355,474
Towers, transmitters and studio equipment	185,092	180,571
Computer equipment and software	541,147	521,872
Furniture and other equipment	37,522	35,390
Construction in progress	65,715	64,732
	1,174,454	1,158,039
Less: accumulated depreciation	425,313	375,946
Property, plant and equipment, net	$749,141	$782,093

Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of Federal Communications Commission ("FCC") broadcast licenses in its Multiplatform Group segment.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2022 and December 31, 2021, respectively:

(In thousands)	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,646,402	$(502,652)	$1,646,402	$(459,620)
Talent and other contracts	338,900	(128,184)	338,900	(117,337)
Trademarks and tradenames	335,862	(96,790)	335,862	(88,252)
Other	17,794	(7,819)	17,794	(7,149)
Total	$2,338,958	$(735,445)	$2,338,958	$(672,358)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended March 31, 2022 and 2021 was $63.1 million and $66.3 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2023	$244,387
2024	243,194
2025	212,001
2026	200,251
2027	176,171

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	1,267	168,031	—	169,298
Dispositions	(1,446)	—	—	(1,446)
Foreign currency	—	—	(206)	(206)
Balance as of December 31, 2021	$1,462,038	$747,350	$104,193	$2,313,581
Dispositions	(15)	—	—	(15)
Foreign currency	—	—	(75)	(75)
Balance as of March 31, 2022	$1,462,023	$747,350	$104,118	$2,313,491

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of March 31, 2022 and December 31, 2021 consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	5,184	5,350
Total consolidated secured debt	4,320,436	4,320,602

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other unsecured subsidiary debt	90	90
Original issue discount	(12,745)	(13,454)
Long-term debt fees	(17,641)	(18,370)
Total debt	5,740,140	5,738,868
Less: Current portion	719	673
Total long-term debt	$5,739,421	$5,738,195
(1)As of March 31, 2022, the senior secured asset-based revolving credit facility (the “ABL Facility”) had a borrowing base of $443.6 million, no outstanding borrowings and $26.9 million of outstanding letters of credit, resulting in $416.7 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2023 through 2045.

The Company’s weighted average interest rate was 5.5% and 5.4% as of March 31, 2022 and December 31, 2021, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.8 billion and $5.9 billion as of March 31, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Surety Bonds, Letters of Credit and Guarantees

As of March 31, 2022, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $8.4 million, $27.3 million and $0.2 million, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Alien Ownership Restrictions and FCC Petitions for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. Under the Plan of Reorganization, the Company committed to file a petition for declaratory ruling (the “PDR”) requesting the FCC to permit the Company to be up to 100% foreign-owned. On November 5, 2020, the FCC issued a declaratory ruling, which granted the relief requested by the PDR, subject to certain conditions, as described further in Note 8, Stockholders' Equity (the "2020 Declaratory Ruling").
On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants (refer to Note 6, Stockholders' Equity, for further discussion of the "Special Warrants") into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules (the “Exchange”). Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock.
On March 8, 2021, the Company filed a remedial petition for declaratory ruling (the “Remedial PDR”) with the FCC. The Remedial PDR relates to the acquisition by Global Media & Entertainment Investments Ltd (f/k/a Honeycomb Investments Limited) (“Global Investments”) of the Company’s Class A Common Stock in a manner inconsistent with the FCC’s foreign ownership rules and the 2020 Declaratory Ruling.
On December 22, 2021, the FCC issued another declaratory ruling which granted the Remedial PDR (the "GMEI Declaratory Ruling"). Subject to certain conditions set forth therein, the GMEI Declaratory Ruling (a) grants specific approval for the more than 5% equity and/or voting interests in the Company presently held by the GMEI Investors, (b) grants advance approval for the GMEI Investors to increase their equity and/or voting interests in the Company up to any non-controlling amount not to exceed 14.99%, and (c) restates the terms of the 2020 Declaratory Ruling, including that the Company may have up to 100% of its voting stock and equity owned by non-U.S. individuals and entities. At such time, the actions previously taken by the Board of Directors to implement the conditions required by the FCC during the pendency of the Remedial PDR ceased to apply.

NOTE 7 – INCOME TAXES
On March 11, 2021 the President signed into law the American Rescue Plan Act, which included provisions on taxes, health care, unemployment benefits, direct payments, state and local funding and other issues. The tax provisions did not have a material impact on the Company’s tax provision calculations.

The Company’s income tax benefit (expense) for the three months ended March 31, 2022 and the three months ended March 31, 2021 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2022	2021
Current tax expense	$(3,579)	$(1,589)
Deferred tax benefit (expense)	23,788	(78,346)
Income tax benefit (expense)	$20,209	$(79,935)

The effective tax rates for the three months ended March 31, 2022 and March 31, 2021 were 29.3% and (49.3)%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards and net operating loss carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

NOTE 8 – STOCKHOLDERS' EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan (the "2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
our 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. Pursuant to our 2021 Plan, we will continue to grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $5.5 million and $5.7 million for the Company for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.
In August 2020, the Company issued performance-based restricted stock units ("Performance RSUs") to certain key employees. Such Performance RSUs vest upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which were being measured over an approximately 18-month period from the date of issuance. In the three months ended March 31, 2021, the Company recognized $0.5 million in relation to these Performance RSUs.
On March 28, 2022, the Company issued performance-based restricted stock units (“2022 Performance RSUs”) to certain key employees. Such 2022 Performance RSUs vest upon the achievement of total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance.
As of March 31, 2022, there was $34.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. In addition, as of March 31, 2022, there was $12.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on certain performance and service conditions. This cost will be recognized over a 50-month period from the date of issuance.
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
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued as of March 31, 2022:

March 31, 2022
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	121,402,390
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	21,430,500
Special Warrants	5,293,069
Total Class A Common Stock, Class B Common Stock and Special Warrants issued	148,125,959

During the three months ended March 31, 2022, stockholders converted 159,692 shares of the Class B common stock into Class A common stock. During the three months ended March 31, 2021, stockholders converted 154,045 shares of the Class B common stock into Class A common stock.
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the emergence from bankruptcy in 2019 may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock, (b) more than 22.5 percent of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(c) the Company exceeding any other applicable foreign ownership threshold or (d) violation of any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.  The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest.  As described further in Note 6 above, on July 25, 2019, the Company filed a PDR requesting FCC consent to exceed the 25 percent foreign ownership and voting benchmarks. On November 5, 2020, the FCC issued the Declaratory Ruling granting the relief requested by the PDR.
During the three months ended March 31, 2022, stockholders exercised 11,361 Special Warrants for an equivalent number of shares of Class A common stock. There were no Special Warrants exercised for an equivalent number of shares of Class B common stock during the three months ended March 31, 2022. During the three months ended March 31, 2021, stockholders exercised 47,121,747 Special Warrants for an equivalent number of shares of Class A common stock. During the three months ended March 31, 2021, stockholders exercised 22,337,312 Special Warrants for an equivalent number of shares of Class B common stock.

Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended March 31,
	2022	2021
NUMERATOR:
Net loss attributable to the Company – common shares	$(48,582)	$(241,723)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	147,513	146,214
Stock options and restricted stock(2):	—	—
Weighted average common shares outstanding - diluted	147,513	146,214

Net loss attributable to the Company per common share:
Basic	$(0.33)	$(1.65)
Diluted	$(0.33)	$(1.65)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three months ended March 31, 2022 and 2021.
(2) Outstanding equity awards representing 10.0 million and 10.7 million shares of Class A common stock of the Company for the three months ended March 31, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three months ended March 31, 2022 and 2021:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2022
Revenue	$571,160	$214,219	$60,857	$—	$(2,778)	$843,458
Operating expenses(1)	437,253	161,711	44,470	57,584	(2,778)	698,240
Segment Adjusted EBITDA(2)	$133,907	$52,508	$16,387	$(57,584)	$—	$145,218
Depreciation and amortization						(114,051)
Impairment charges						(1,334)
Other operating expense, net						(870)
Restructuring expenses						(11,093)
Share-based compensation expense						(5,535)
Operating income						$12,335

Intersegment revenues	$168	$1,269	$1,341	$—	$—	$2,778
Capital expenditures	$12,338	$5,156	$1,699	$3,364	$—	$22,557
Share-based compensation expense	$—	$—	$—	$5,535	$—	$5,535

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2021
Revenue	$497,897	$157,553	$55,137	$—	$(3,922)	$706,665
Operating expenses(1)	393,106	117,542	39,788	57,904	(3,922)	604,418
Segment Adjusted EBITDA(2)	$104,791	$40,011	$15,349	$(57,904)	$—	$102,247
Depreciation and amortization						(107,363)
Impairment charges						(37,744)
Other operating expense, net						(2,771)
Restructuring expenses						(25,040)
Share-based compensation expense						(5,685)
Operating loss						$(76,356)

Intersegment revenues	$167	$1,894	$1,861	$—	$—	$3,922
Capital expenditures	$10,069	$5,425	$1,047	$2,409	$—	$18,950
Share-based compensation expense	$—	$—	$—	$5,685	$—	$5,685
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q of iHeartMedia, Inc. (the "Company," "iHeartMedia," "we," "our," or "us").
Our reportable segments are:
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
These reporting segments reflect how senior management operates the Company. This structure provides visibility into the underlying performance, results, and margin profiles of our distinct businesses and enables senior management to monitor trends at the operational level and address opportunities or issues as they arise via regular review of segment-level results and forecasts with operational leaders.

Additionally, Segment Adjusted EBITDA is the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding Restructuring expenses (as defined below) and share-based compensation expenses.

We operate as a company with multiple platforms including radio, digital, podcasting, networks and events, as well as ad technology capabilities. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe the presentation of our results by segment provides additional insight into our broadcast radio business and our fast-growing digital business. We believe that our ability to generate cash flow from operations from our business initiatives and our current cash on hand will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months.
Description of our Business
Our strategy centers on delivering entertaining and informative content where our listeners want to find us across our various platforms.
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

COVID-19

Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. A recession or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue. Beginning in March 2020 and continuing in the following months, we saw a sharp decline in each of our Broadcast radio, Networks and Sponsorships revenue streams as a result of the impact of the coronavirus pandemic ("COVID-19") and the resulting impact on the U.S. economy. Our Multiplatform Group revenues significantly increased for the first quarter of 2022 compared to the first quarter of 2021 as a result of continued recovery from the impact of the COVID-19 pandemic. Our Digital Audio Group revenues, including podcasting, have continued to grow each quarter during the COVID-19 pandemic. Our Audio & Media Services Group revenues have increased for the first quarter of 2022 compared to the first quarter of 2021 mainly due to the continued recovery from the impact of the COVID-19 pandemic. Refer to Note 1, Basis of Presentation, for more information regarding COVID-19 and its impact on our financial statements.

Cost Savings Initiatives

We have implemented key modernization initiatives and operating-expense-saving initiatives to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint. We believe these initiatives position the Company for sustainable growth and value creation for stockholders.

Impairment Charges

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the three months ended March 31, 2022 and 2021, we recognized non-cash impairment charges of $1.3 million and $37.7 million, respectively, as a result of these cost-savings initiatives.

Executive Summary
Our revenues for the first quarter of 2022 increased significantly across our Multiplatform Group, Digital Audio Group and Audio & Media Services Group segments as a result of the continued recovery from the impacts of the COVID-19 pandemic and the continued increased demand for digital advertising, including podcasting.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $843.5 million increased $136.8 million, or 19.4% during the quarter ended March 31, 2022 compared to Revenue of $706.7 million in the prior year's first quarter.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group increased $73.3 million and $29.1 million compared to the prior year's first quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $56.7 million and $12.5 million compared to the prior year's first quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group increased $5.7 million and $1.0 million compared to the prior year's first quarter, respectively.
•Operating income of $12.3 million was up from an Operating loss of $76.4 million in the prior year’s first quarter.
•Net loss of $48.7 million compared to a Net loss of $242.1 million in the prior year's first quarter.
•Cash flows used for operating activities of $(52.2) million decreased from Cash flows provided by operating activities of $71.7 million in the prior year's first quarter.
•Adjusted EBITDA(1) of $145.2 million, was up $43.0 million from $102.2 million in prior year's first quarter.
•Free cash flow(2) of $(74.8) million decreased from $52.8 million in the prior year's first quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2022	2021
Revenue	$843,458	$706,665
Operating income (loss)	$12,335	$(76,356)
Net loss	$(48,739)	$(242,056)
Cash provided by (used for) operating activities	$(52,212)	$71,728

Adjusted EBITDA(1)	$145,218	$102,247
Free cash flow(2)	$(74,769)	$52,778
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating Income (Loss) to Adjusted EBITDA" and "Reconciliation of Net Loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the three months ended March 31, 2022 to the three months ended March 31, 2021:

(In thousands)	Three Months Ended March 31,
	2022	2021
Revenue	$843,458	$706,665
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	330,524	292,813
Selling, general and administrative expenses (excludes depreciation and amortization)	384,344	342,330
Depreciation and amortization	114,051	107,363
Impairment charges	1,334	37,744
Other operating expense, net	870	2,771
Operating income (loss)	12,335	(76,356)
Interest expense, net	79,219	85,121
Gain (loss) on investments, net	(1,765)	191
Equity in loss of nonconsolidated affiliates	(29)	(28)
Other expense, net	(270)	(807)
Loss before income taxes	(68,948)	(162,121)
Income tax benefit (expense)	20,209	(79,935)
Net loss	(48,739)	(242,056)
Less amount attributable to noncontrolling interest	(157)	(333)
Net loss attributable to the Company	$(48,582)	$(241,723)

The tables below present the comparison of our revenue streams for the three months ended March 31, 2022 to the three months ended March 31, 2021:

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Broadcast Radio	$416,481	$358,536	16.2%
Networks	117,558	115,086	2.1%
Sponsorship and Events	33,601	22,393	50.1%
Other	3,520	1,882	87.0%
Multiplatform Group	571,160	497,897	14.7%
Digital, excluding Podcast	145,675	119,201	22.2%
Podcast	68,544	38,352	78.7%
Digital Audio Group	214,219	157,553	36.0%
Audio & Media Services Group	60,857	55,137	10.4%
Eliminations	(2,778)	(3,922)
Revenue, total	$843,458	$706,665	19.4%

Consolidated results for the three months ended March 31, 2022 compared to the consolidated results for the three months ended March 31, 2021 were as follows:

Revenue
Consolidated revenue increased $136.8 million during the three months ended March 31, 2022 compared to the same period of 2021. The increase in Consolidated revenue is attributable to the continued recovery from the macroeconomic effects of COVID-19 and the continuing growth of our operating businesses. Multiplatform Group revenue increased $73.3 million, or 14.7%, primarily resulting from strengthening demand for broadcast advertising and the return of live events compared to the first quarter of 2021. Digital Audio Group revenue increased $56.7 million, or 36.0%, driven primarily by continuing increases in demand for digital advertising and the continued growth of podcasting. Audio & Media Services revenue increased $5.7 million primarily due to the continued recovery from the impact of COVID-19.
Direct Operating Expenses
Consolidated direct operating expenses increased $37.7 million during the three months ended March 31, 2022 compared to the same period of 2021. The increase in direct operating expenses was primarily driven by higher variable content costs resulting from our significant increase in revenue, including profit sharing expenses, third-party digital costs, and production costs related to the return of local and national live events.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $42.0 million during the three months ended March 31, 2022 compared to the same period of 2021. The increase in Consolidated SG&A expenses was driven primarily by higher national trade and barter expenses, including the impact of the timing of the iHeartRadio Music Awards, increased sales commission expenses as a result of higher revenue, and increased employee compensation costs related to increased workforce due to the investments in key infrastructure to support our growing digital operations.

Depreciation and Amortization
Depreciation and amortization increased $6.7 million during the three months ended March 31, 2022 compared to the same period of 2021, primarily as a result of acquired businesses and increased capital expenditures including IT and real estate optimization-related expenditures.
Impairment Charges
As part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the three months ended March 31, 2022 and 2021, we recognized non-cash impairment charges of $1.3 million and $37.7 million related to certain of our right-of-use assets and leasehold improvements as a result of these cost-savings initiatives.

Other Operating Expense, Net
Other operating expense, net of $0.9 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, relate primarily to net losses recognized on asset disposals in connection with our real estate optimization initiatives.
Interest Expense
Interest expense decreased $5.9 million during the three months ended March 31, 2022 compared to the same period of 2021, primarily as a result of the interest rate reduction of our incremental term loan facility as amended in July 2021 and the $250.0 million voluntary repayment made in July 2021 on our term loan credit facilities in connection with the repricing transaction.

Gain (Loss) on Investments, Net
During the three months ended March 31, 2022, we recognized a loss on investments, net of $1.8 million in connection with declines in the value of our investments. During the three months ended March 31, 2021, we recognized a gain of $0.2 million.

Other Expense, Net
Other expense, net was $0.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

Income Tax Benefit (Expense)

The effective tax rate for the Company for the three months ended March 31, 2022 was 29.3%. The effective tax rate was primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards and net operating loss carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

Net Loss Attributable to the Company

Net loss attributable to the Company decreased $193.1 million to Net loss attributable to the Company of $48.6 million during the three months ended March 31, 2022 compared to a Net loss attributable to the Company of $241.7 million during the three months ended March 31, 2021, primarily as a result of the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic and the continuing growth of our operating businesses.

Multiplatform Group Results

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Revenue	$571,160	$497,897	14.7%
Operating expenses(1)	437,253	393,106	11.2%
Segment Adjusted EBITDA	$133,907	$104,791	27.8%
Segment Adjusted EBITDA margin	23.4%	21.0%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group increased $73.3 million compared to the prior year, primarily as a result of the continued recovery from the impact of the COVID-19 pandemic. Broadcast revenue grew $57.9 million, or 16.2%, year-over-year, driven by higher spot revenue as well as higher trade and barter revenue including the impact of the timing of the iHeartRadio Music Awards Show, while Networks grew $2.5 million, or 2.1%, year-over-year. Revenue from Sponsorship and Events increased by $11.2 million, or 50.1%, year-over-year, primarily as a result of the return of live events.

Operating expenses increased $44.1 million, driven primarily by higher trade and barter expense and event costs in connection with the return of live events including the impact of the timing of the iHeartRadio Music Awards Show, as well as higher sales commissions in connection with the increase in revenue. The increase was also impacted by the employee retention credit recognized in the first quarter of 2021 related to the CARES Act.
Digital Audio Group Results

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Revenue	$214,219	$157,553	36.0%
Operating expenses(1)	161,711	117,542	37.6%
Segment Adjusted EBITDA	$52,508	$40,011	31.2%
Segment Adjusted EBITDA margin	24.5%	25.4%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased $56.7 million compared to the prior year, including growth from Digital, excluding Podcast revenue, which grew $26.5 million, or 22.2%, year-over-year, driven by increased demand for digital advertising as well as Podcast revenue which increased by $30.2 million, or 78.7%, year-over-year, driven by higher revenues from the development of new podcasts as well as growth from existing podcasts. Digital Audio Group revenue increased as a result of general increased demand for digital advertising and the growing popularity of podcasting.

Operating expenses increased $44.2 million in connection with our Digital Audio Group’s significant revenue growth, including the impact of higher variable sales commissions, content and profit share expenses due to higher revenue and the development of new podcasts. In addition, operating expenses increased due to our investments in increased headcount and key infrastructure to support our growing digital operations.
Audio & Media Services Group Results

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Revenue	$60,857	$55,137	10.4%
Operating expenses(1)	44,470	39,788	11.8%
Segment Adjusted EBITDA	$16,387	$15,349	6.8%
Segment Adjusted EBITDA margin	26.9%	27.8%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group increased $5.7 million compared to the comparative period in the prior year due to the continued recovery from the impact of the COVID-19 pandemic.

Operating expenses increased $4.7 million primarily as a result of higher variable employee compensation and bad debt expense.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2022	2021
Operating income (loss)	$12,335	$(76,356)
Depreciation and amortization	114,051	107,363
Impairment charges	1,334	37,744
Other operating expense, net	870	2,771
Share-based compensation expense	5,535	5,685
Restructuring expenses	11,093	25,040
Adjusted EBITDA(1)	$145,218	$102,247

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2022	2021
Net loss	$(48,739)	$(242,056)
Income tax (benefit) expense	(20,209)	79,935
Interest expense, net	79,219	85,121
Depreciation and amortization	114,051	107,363
EBITDA	$124,322	$30,363
Loss (gain) on investments, net	1,765	(191)
Other expense, net	270	807
Equity in loss of nonconsolidated affiliates	29	28
Impairment charges	1,334	37,744
Other operating expense, net	870	2,771
Share-based compensation expense	5,535	5,685
Restructuring expenses	11,093	25,040
Adjusted EBITDA(1)	$145,218	$102,247
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Loss (gain) on investments, net, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income (loss) or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income (loss) and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash Provided by (Used for) Operating Activities to Free Cash Flow

(In thousands)	Three Months Ended March 31,
	2022	2021
Cash provided by (used for) operating activities	$(52,212)	$71,728
Purchases of property, plant and equipment	(22,557)	(18,950)
Free cash flow(1)	$(74,769)	$52,778
(1)We define Free cash flow ("Free Cash Flow") as Cash provided by (used for) operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by (used for) operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.
Share-Based Compensation Expense
On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the prior plan. Pursuant to our 2021 Plan, we will grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

Share-based compensation expenses are recorded in SG&A expenses and were $5.5 million and $5.7 million for the three months ended March 31, 2022 and 2021, respectively.

On March 28, 2022, we issued performance-based restricted stock units (“Performance RSUs”) to certain key employees. Such Performance RSUs vest upon the achievement of certain total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance.

As of March 31, 2022, there was $34.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. In addition, as of March 31, 2022, there was $12.5 million of unrecognized compensation costs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. This cost will be recognized over a 50-month period from the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Three Months Ended March 31,
	2022	2021
Cash provided by (used for):
Operating activities	$(52,212)	$71,728
Investing activities	$(19,690)	$(249,324)
Financing activities	$(461)	$(13,811)
Free Cash Flow(1)	$(74,769)	$52,778
(1) For a definition of Free cash flow from operations and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free cash flow from operations” in this MD&A.
Operating Activities
Cash provided by operating activities decreased from $71.7 million in the three months ended March 31, 2021 to cash used for operating activities of $52.2 million in the three months ended March 31, 2022 primarily due to an increase in the payment of bonuses and commissions in the first quarter of 2022. The Company did not pay bonuses to the vast majority of employees in the first quarter of 2021.

Investing Activities

Cash used for investing activities of $19.7 million during the three months ended March 31, 2022 primarily reflects $22.6 million in cash used for capital expenditures. We spent $12.3 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $5.2 million in our Digital Audio Group segment primarily related to IT infrastructure, $1.7 million in our Audio & Media Services Group segment, primarily related to software, and $3.4 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $249.3 million during the three months ended March 31, 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.4 million. In addition, $19.0 million in cash was used for capital expenditures. We spent $10.1 million for capital expenditures in our Multiplatform Group segment and $5.4 million for capital expenditures in our Digital Audio Group segment primarily related to IT infrastructure, $1.1 million in our Audio & Media Services Group segment, primarily related to software, and $2.4 million in Corporate primarily related to equipment and software purchases.

Financing Activities

Cash used for financing activities totaled $0.5 million during the three months ended March 31, 2022. Due to the $250.0 million voluntary repayment of our term loan credit facilities in the third quarter of 2021, our Term Loan Facility no longer requires quarterly principal payments.

Cash used for financing activities of $13.8 million during the three months ended March 31, 2021 primarily resulted from required quarterly principal payments made on the Term Loan Facility and repayment of a subsidiary note payable.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $279.7 million as of March 31, 2022, cash flow from operations and borrowing capacity under our $450.0 million ABL Facility. As of March 31, 2022, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $443.6 million and $26.9 million in outstanding letters of credit, resulting in $416.7 million of borrowing base availability. Together with our cash balance of $279.7 million as of March 31, 2022 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $696 million.

We continue to evaluate the ongoing impact of COVID-19 on our business. The challenges that COVID-19 has created for advertisers and consumers had an adverse impact on our revenue for the three months ended March 31, 2021. For the three months ended March 31, 2022, our revenues increased significantly compared to the three months ended March 31, 2021 due to recovery from the macroeconomic effects of COVID-19, among other factors discussed in the Results of Operations section of the MD&A. We believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2022 will be to fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations.

Assuming the current level of borrowings and interest rates in effect at March 31, 2022, we anticipate that we will have approximately $241 million of cash interest payments in the remainder of 2022.

We believe that our cash balance, our cash flow from operations and availability under our ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months. In addition, none of our long-term debt includes maintenance covenants that could trigger early repayment. We appreciate the challenges posed by the COVID-19 pandemic, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

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

Summary Debt Capital Structure
As of March 31, 2022 and December 31, 2021, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	March 31, 2022	December 31, 2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	5,184	5,350
Total Secured Debt	$4,320,436	$4,320,602

8.375% Senior Unsecured Notes due 2027	1,450,000	1,450,000
Other Subsidiary Debt	90	90
Original issue discount	(12,745)	(13,454)
Long-term debt fees	(17,641)	(18,370)
Total Debt	$5,740,140	$5,738,868
Less: Cash and cash equivalents	279,683	352,129
	$5,460,457	$5,386,739

For additional information regarding our debt refer to Note 5, Long-Term Debt.

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three months ended March 31, 2022, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of March 31, 2022, we were in compliance with all covenants related to our debt agreements in all material respects.
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
We have future cash obligations under various types of contracts. We lease office space, certain broadcast facilities and equipment. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have non-cancellable contracts in our radio broadcasting operations related to program rights and music license fees. In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts. These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

SEASONALITY
Typically, our businesses experience their lowest financial performance in the first quarter of the calendar year. We expect this trend to continue in the future. Due to this seasonality and certain other factors, the results for the interim periods may not be indicative of results for the full year. In addition, we are impacted by political cycles and generally experience higher revenues in congressional election years, and particularly in presidential election years. This may affect the comparability of results between years.
MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates and inflation.
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2022, approximately 39% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2022 would have changed by $0.3 million.
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
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employee compensation, equipment and third party services. We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. Although we are unable to determine the exact impact of inflation, we believe the impact will continue to be immaterial considering the actions we may take in response to these higher costs that may arise as a result of inflation.
Critical Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. There have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•regulations impacting our business and the ownership of our securities; and
•certain other factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by “Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and other filings with the Securities and Exchange Commission (“SEC”).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	906	$20.65	—	$—
February 1 through February 28	24,185	20.41	—	—
March 1 through March 31	45	20.67	—	—
Total	25,136	$20.42	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2022 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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
10.1
Second Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Robert W. Pittman, dated March 28, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.2
Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Richard J. Bressler, dated March 28, 2022 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.3
Form of Performance-Vesting Restricted Stock Unit Award Agreement, dated March 28, 2022 (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

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

IHEARTMEDIA, INC.

May 5, 2022	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary