Form 10-Q
period 2022-06-30
iHeartMedia, Inc.
filed 2022-08-04
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	121,548,419
Class B Common Stock, $.001 par value	21,390,179

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2022	December 31, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$294,831	$352,129
Accounts receivable, net of allowance of $32,304 in 2022 and $29,270 in 2021	967,120	1,030,380
Prepaid expenses	94,099	65,927
Other current assets	16,067	24,431
Total Current Assets	1,372,117	1,472,867
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	716,241	782,093
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses and other	1,778,405	1,778,045
Other intangibles, net	1,540,092	1,666,600
Goodwill	2,313,349	2,313,581
OTHER ASSETS
Operating lease right-of-use assets	807,994	741,410
Other assets	172,919	126,713
Total Assets	$8,701,117	$8,881,309
CURRENT LIABILITIES
Accounts payable	$198,983	$206,007
Current operating lease liabilities	41,962	88,585
Accrued expenses	288,363	353,045
Accrued interest	66,276	67,983
Deferred revenue	161,921	133,123
Current portion of long-term debt	675	673
Total Current Liabilities	758,180	849,416
Long-term debt	5,626,744	5,738,195
Noncurrent operating lease liabilities	859,417	738,814
Deferred income taxes	497,638	558,222
Other long-term liabilities	65,717	80,897
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	8,659	8,410
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 122,068,221 and 120,633,937 shares in 2022 and 2021, respectively	122	120
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 21,391,972 and 21,590,192 shares in 2022 and 2021, respectively	21	22
Special Warrants, 5,293,055 and 5,304,430 issued and outstanding in 2022 and 2021, respectively	—	—
Additional paid-in capital	2,891,129	2,876,571
Accumulated deficit	(1,997,000)	(1,962,819)
Accumulated other comprehensive loss	(1,154)	(257)
Cost of shares (538,709 in 2022 and 389,814 in 2021) held in treasury	(8,356)	(6,282)
Total Stockholders' Equity	893,421	915,765
Total Liabilities and Stockholders' Equity	$8,701,117	$8,881,309

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$954,005	$861,605	$1,797,463	$1,568,270
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	365,382	320,515	695,906	613,328
Selling, general and administrative expenses (excludes depreciation and amortization)	379,057	372,640	763,401	714,970
Depreciation and amortization	110,788	127,945	224,839	235,308
Impairment charges	245	—	1,579	37,744
Other operating expense, net	15,664	12,379	16,534	15,150
Operating income (loss)	82,869	28,126	95,204	(48,230)
Interest expense, net	81,494	84,887	160,713	170,008
Gain on investments, net	9,590	49,644	7,825	49,835
Equity in loss of nonconsolidated affiliates	(29)	(31)	(58)	(59)
Gain on extinguishment of debt	8,203	—	8,203	—
Other expense, net	(2,175)	(363)	(2,445)	(1,170)
Income (loss) before income taxes	16,964	(7,511)	(51,984)	(169,632)
Income tax benefit (expense)	(1,782)	(24,449)	18,427	(104,384)
Net income (loss)	15,182	(31,960)	(33,557)	(274,016)
Less amount attributable to noncontrolling interest	781	326	624	(7)
Net income (loss) attributable to the Company	$14,401	$(32,286)	$(34,181)	$(274,009)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(650)	(40)	(897)	(256)
Other comprehensive loss, net of tax	(650)	(40)	(897)	(256)
Comprehensive income (loss)	13,751	(32,326)	(35,078)	(274,265)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to the Company	$13,751	$(32,326)	$(35,078)	$(274,265)
Net income (loss) attributable to the Company per common share:
Basic	$0.10	$(0.22)	$(0.23)	$(1.87)
Weighted average common shares outstanding - Basic	148,050	146,509	147,783	146,362
Diluted	$0.10	$(0.22)	$(0.23)	$(1.87)
Weighted average common shares outstanding - Diluted	149,131	146,509	147,783	146,362

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2022	121,402,390	21,430,500	5,293,069	$8,066	$143	$2,882,515	$(2,011,401)	$(504)	$(6,798)	$872,021
Net income				781	—	—	14,401	—	—	15,182
Vesting of restricted stock and other	627,289			—	—	4	—	—	(1,558)	(1,554)
Share-based compensation				—	—	8,610	—	—	—	8,610
Conversion of Special Warrants to Class A Shares	14		(14)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	38,528	(38,528)		—	—	—	—	—	—	—
Other				(188)	—	—	—	—	—	(188)
Other comprehensive loss				—	—	—	—	(650)	—	(650)
Balances at June 30, 2022	122,068,221	21,391,972	5,293,055	$8,659	$143	$2,891,129	$(1,997,000)	$(1,154)	$(8,356)	$893,421

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2022.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2021	112,033,028	29,070,192	5,379,822	$7,830	$141	$2,854,647	$(2,045,343)	$(22)	$(3,302)	$813,951
Net income (loss)				326	—	—	(32,286)	—	—	(31,960)
Vesting of restricted stock and other	780,173			—	1	3,107	—	—	(1,929)	1,179
Share-based compensation				—	—	5,903	—	—	—	5,903
Dividend declared and paid to noncontrolling interests				(188)	—	—	—	—	—	(188)
Conversion of Special Warrants to Class A Shares	14,694		(14,694)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	5,433,680	(5,433,680)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(40)	—	(40)
Balances at June 30, 2021	118,261,575	23,636,512	5,365,128	$7,968	$142	$2,863,657	$(2,077,629)	$(62)	$(5,231)	$788,845

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net income (loss)				624	—	—	(34,181)	—	—	(33,557)
Vesting of restricted stock and other	1,224,689			—	1	413	—	—	(2,074)	(1,660)
Share-based compensation				—	—	14,145	—	—	—	14,145
Conversion of Special Warrants to Class A Shares	11,375		(11,375)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	198,220	(198,220)		—	—	—	—	—	—	—
Other				(375)	—	—	—	—	—	(375)
Other comprehensive loss				—	—	—	—	(897)	—	(897)
Balances at June 30, 2022	122,068,221	21,391,972	5,293,055	$8,659	$143	$2,891,129	$(1,997,000)	$(1,154)	$(8,356)	$893,421

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2022 or 2021.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2020	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net loss				(7)	—	—	(274,009)	—	—	(274,016)
Vesting of restricted stock	810,545			—	1	3,118	—	—	(2,032)	1,087
Share-based compensation				—	—	11,588	—	—	—	11,588
Conversion of Special Warrants to Class A and Class B Shares	47,136,441	22,337,312	(69,473,753)	—	69	(69)	—	—	—	—
Conversion of Class B Shares to Class A Shares	5,587,725	(5,587,725)		—	—	—	—	—	—	—
Other			2,982	(375)	—	—	—	—	—	(375)
Other comprehensive loss				—	—	—	—	(256)	—	(256)
Balances at June 30, 2021	118,261,575	23,636,512	5,365,128	$7,968	$142	$2,863,657	$(2,077,629)	$(62)	$(5,231)	$788,845

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2022 or 2021.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,557)	$(274,016)
Reconciling items:
Impairment charges	1,579	37,744
Depreciation and amortization	224,839	235,308
Deferred taxes	(60,587)	99,318
Provision for doubtful accounts	8,815	(2,003)
Amortization of deferred financing charges and note discounts, net	2,942	3,055
Share-based compensation	14,145	11,588
Loss on disposal of operating and other assets	15,583	11,347
Gain on investments	(7,825)	(49,835)
Equity in loss of nonconsolidated affiliates	58	59
Gain on extinguishment of debt	(8,203)	—
Barter and trade income	(12,250)	(4,469)
Other reconciling items, net	680	278
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	54,240	36,289
Increase in prepaid expenses and other current assets	(24,996)	(40,651)
Increase in other long-term assets	(5,371)	(6,919)
Increase (decrease) in accounts payable	(6,963)	18,783
Increase (decrease) in accrued expenses	(75,154)	17,455
Decrease in accrued interest	(1,706)	(31)
Increase in deferred income	15,261	6,847
Increase in other long-term liabilities	2,059	710
Cash provided by operating activities	103,589	100,857
Cash flows from investing activities:
Business combinations	—	(230,816)
Proceeds from sale of other investments	—	50,757
Purchases of property, plant and equipment	(72,210)	(51,061)
Proceeds from disposal of assets	26,754	13,016
Change in other, net	(4,201)	(159)
Cash used for investing activities	(49,657)	(218,263)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(105,749)	(20,608)
Change in other, net	(4,962)	726
Cash used for financing activities	(110,711)	(19,882)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(519)	(134)
Net decrease in cash, cash equivalents and restricted cash	(57,298)	(137,422)
Cash, cash equivalents and restricted cash at beginning of period	352,554	721,187
Cash, cash equivalents and restricted cash at end of period	$295,256	$583,765
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$160,003	$168,294
Cash paid for income taxes	6,835	3,027
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
COVID-19
Our business has been adversely impacted by the novel coronavirus pandemic (“COVID-19”), its impact on the operating and economic environment and related, near-term advertiser spending decisions. Beginning in March 2020 and continuing through the remainder of 2020 and into 2021 revenue was significantly and negatively impacted as a result of a decline in advertising spend driven by COVID-19. As a result of continued recovery from the impact of COVID-19, our revenue for the three months ended June 30, 2022 increased compared to the three months ended June 30, 2021 across each of our reportable segments.
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
As of June 30, 2022, the Company had approximately $294.8 million in cash and cash equivalents. While the effects of COVID-19 may continue to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$294,831	$352,129
Restricted cash included in:
Other current assets	425	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$295,256	$352,554
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have a material impact on the Company.
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of the Interbank Offered Rate Transition on Financial Reporting to provide optional relief from applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company does not expect the adoption of this standard to materially impact the financial position, results of operations or cash flows.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended June 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$463,304	$—	$—	$—	$463,304
Networks(2)	127,532	.	—	—	127,532
Sponsorship and Events(3)	38,064	—	—	—	38,064
Digital, excluding Podcast(4)	—	166,880	—	(1,376)	165,504
Podcast(5)	—	85,681	—	—	85,681
Audio & Media Services(6)	—	—	71,065	(1,378)	69,687
Other(7)	4,035	—	—	(167)	3,868
Total	632,935	252,561	71,065	(2,921)	953,640
Revenue from leases(8)	365	—	—	—	365
Revenue, total	$633,300	$252,561	$71,065	$(2,921)	$954,005

Three Months Ended June 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$451,142	$—	$—	$—	$451,142
Networks(2)	123,586	—	—	—	123,586
Sponsorship and Events(3)	28,585	—	—	—	28,585
Digital, excluding Podcast(4)	—	144,502	—	(1,178)	143,324
Podcast(5)	—	53,428	—	—	53,428
Audio & Media Services(6)	—	—	61,175	(2,004)	59,171
Other(7)	2,192	—	—	(168)	2,024
Total	605,505	197,930	61,175	(3,350)	861,260
Revenue from leases(8)	345	—	—	—	345
Revenue, total	$605,850	$197,930	$61,175	$(3,350)	$861,605

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Six Months Ended June 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$879,785	$—	$—	$—	$879,785
Networks(2)	245,090	—	—	—	245,090
Sponsorship and Events(3)	71,665	—	—	—	71,665
Digital, excluding Podcast(4)	—	312,555	—	(2,645)	309,910
Podcast(5)	—	154,225	—	—	154,225
Audio & Media Services(6)	—	—	131,922	(2,719)	129,203
Other(7)	7,265	—	—	(335)	6,930
Total	1,203,805	466,780	131,922	(5,699)	1,796,808
Revenue from leases(8)	655	—	—	—	655
Revenue, total	$1,204,460	$466,780	$131,922	$(5,699)	$1,797,463

Six Months Ended June 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$809,678	$—	$—	$—	$809,678
Networks(2)	238,672	—	—	—	238,672
Sponsorship and Events(3)	50,978	—	—	—	50,978
Digital, excluding Podcast(4)	—	263,703	—	(3,072)	260,631
Podcast(5)	—	91,780	—	—	91,780
Audio & Media Services(6)	—	—	116,312	(3,865)	112,447
Other(7)	3,590	—	—	(335)	3,255
Total	1,102,918	355,483	116,312	(7,272)	1,567,441
Revenue from leases(8)	829	—	—	—	829
Revenue, total	$1,103,747	$355,483	$116,312	$(7,272)	$1,568,270

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Trade and barter revenues	$38,222	$46,508	$85,591	$78,454
Trade and barter expenses	29,336	40,045	75,751	68,043

Trade and barter revenue includes $5.3 million and $2.3 million during the three months ended June 30, 2022 and 2021, respectively, and $12.3 million and $4.5 million during the six months ended June 30, 2022 and 2021, respectively, in connection with investments made in companies in exchange for advertising services.
The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Deferred revenue from contracts with customers:
Beginning balance(1)	$184,056	$165,330	$161,114	$145,493
Revenue recognized, included in beginning balance	(61,973)	(55,762)	(90,406)	(60,185)
Additions, net of revenue recognized during period, and other	67,596	40,163	118,971	64,423
Ending balance	$189,679	$149,731	$189,679	$149,731
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2022, the Company expects to recognize $391.9 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of June 30, 2022, the future lease payments to be received by the Company are as follows:

(In thousands)
2022	$534
2023	782
2024	590
2025	405
2026	321
Thereafter	1,526
Total	$4,158

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the six months ended June 30, 2022, the Company recognized non-cash impairment charges of $1.6 million, including $1.4 million related to ROU assets, and $0.2 million related to leasehold improvements as a result of proactive decisions by management to abandon and sublease a number of operating leases in connection with strategic actions to streamline the Company’s real estate footprint as part of the Company’s modernization initiatives. During the six months ended June 30, 2021, the Company recognized non-cash impairment charges of $37.7 million, including $28.8 million related to ROU assets, and $8.9 million related to leasehold improvements also as a result of the proactive decisions by management discussed above.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$76,153	$65,150
Lease liabilities arising from obtaining right-of-use assets(1)	135,128	17,156

(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the six months ended June 30, 2022 and 2021, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $43.3 million and $49.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2022 and December 31, 2021, respectively:

(In thousands)	June 30, 2022	December 31, 2021
Land, buildings and improvements	$319,463	$355,474
Towers, transmitters and studio equipment	195,860	180,571
Computer equipment and software	557,926	521,872
Furniture and other equipment	37,572	35,390
Construction in progress	68,588	64,732
	1,179,409	1,158,039
Less: accumulated depreciation	463,168	375,946
Property, plant and equipment, net	$716,241	$782,093

Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily consist of Federal Communications Commission ("FCC") broadcast licenses in its Multiplatform Group segment.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2022 and December 31, 2021, respectively:

(In thousands)	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,646,402	$(546,135)	$1,646,402	$(459,620)
Talent and other contracts	338,900	(138,956)	338,900	(117,337)
Trademarks and tradenames	335,862	(105,328)	335,862	(88,252)
Other	17,794	(8,447)	17,794	(7,149)
Total	$2,338,958	$(798,866)	$2,338,958	$(672,358)

Total amortization expense related to definite-lived intangible assets for the Company for the three months ended June 30, 2022 and 2021 was $63.4 million and $87.4 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the six months ended June 30, 2022 and 2021 was $126.5 million and $153.7 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2023	$244,387
2024	243,194
2025	212,001
2026	200,251
2027	176,171

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	1,267	168,031	—	169,298
Dispositions	(1,446)	—	—	(1,446)
Foreign currency	—	—	(206)	(206)
Balance as of December 31, 2021	$1,462,038	$747,350	$104,193	$2,313,581
Dispositions	(15)	—	—	(15)
Foreign currency	—	—	(217)	(217)
Balance as of June 30, 2022	$1,462,023	$747,350	$103,976	$2,313,349

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of June 30, 2022 and December 31, 2021 consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023(1)	—	—
Asset-based Revolving Credit Facility due 2027(1)(2)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(3)	4,577	5,350
Total consolidated secured debt	4,319,829	4,320,602

8.375% Senior Unsecured Notes due 2027(4)	1,336,450	1,450,000
Other unsecured subsidiary debt	69	90
Original issue discount	(12,027)	(13,454)
Long-term debt fees	(16,902)	(18,370)
Total debt	5,627,419	5,738,868
Less: Current portion	675	673
Total long-term debt	$5,626,744	$5,738,195
(1)On May 17, 2022, we entered into a $450.0 million New ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the Existing ABL Facility. Refer to the 'Asset-based Revolving Credit Facility due 2027' section below for more information.
(2)As of June 30, 2022, the New ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $29.4 million of outstanding letters of credit, resulting in $420.6 million of borrowing base availability.
(3)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2023 through 2045.
(4)During the three months ended June 30, 2022, we repurchased $113.5 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $8.2 million.

The Company’s weighted average interest rate was 5.9% and 5.4% as of June 30, 2022 and December 31, 2021, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.9 billion and $5.9 billion as of June 30, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Asset-based Revolving Credit Facility due 2027

On May 17, 2022, iHeartCommunications, Inc., as borrower, entered into a Credit Agreement (the “New ABL Credit Agreement”) with iHeartMedia Capital I, LLC, the direct parent of iHeartCommunications, Inc., as parent guarantor, certain subsidiaries of iHeartCommunications, Inc. party thereto, Bank of America, N.A., as administrative and collateral agent, and each other lender party thereto from time to time, governing a new $450.0 million New ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the Existing ABL Facility. The New ABL Facility includes a letter of credit sub-facility and a swingline loan sub-facility.

Size and Availability
The New ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments. As of June 30, 2022, the New ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $29.4 million of outstanding letters of credit, resulting in $420.6 million of borrowing base availability.
Interest Rate and Fees

Borrowings under the New ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate, (2) a term secured overnight financing rate ("SOFR") (which includes a credit spread adjustment of 10 basis points) or (3) for certain foreign currencies, a eurocurrency rate. The applicable margin for borrowings under the New ABL Facility range from 1.25% to 1.75% for both eurocurrency and term SOFR borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the New ABL Facility based on the most recently ended fiscal quarter.

In addition to paying interest on outstanding principal under the New ABL Facility, iHeartCommunications is required to pay a commitment fee to the lenders under the New ABL Facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. iHeartCommunications may also pay customary letter of credit fees.

Maturity

Borrowings under the New ABL Facility will mature, and commitments thereunder will terminate, on May 17, 2027.

Prepayments

If at any time, the sum of the outstanding amounts under the New ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility (such lesser amount, the “line cap”), iHeartCommunications is required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. iHeartCommunications may voluntarily repay outstanding loans under the New ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to eurocurrency rate loans. Any voluntary prepayments made by iHeartCommunications will not reduce iHeartCommunications’ commitments under the New ABL Facility.

Guarantees and Security

The New ABL Facility is guaranteed by the guarantors of iHeartCommunications’ existing Term Loan Facility. All obligations under the New ABL Facility, and the guarantees of those obligations, are secured by a perfected security interest in the accounts receivable and related assets of iHeartCommunications’ and all of the guarantors’ accounts receivable, qualified cash and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ existing Term Loan Facility in such accounts receivable, qualified cash and related assets and proceeds thereof, subject to permitted liens and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $40.0 million and (b) 10% of the aggregate commitments under the New ABL Facility, in each case, for two consecutive business days (a “Trigger Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Trigger Event, and must continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $40.0 million and (y) 10% of the aggregate commitments under the New ABL Facility, in each case, for 20 consecutive calendar days, at which time the Trigger Event shall no longer be deemed to be occurring. As of June 30, 2022, no Trigger Event had occurred, and iHeartCommunications was not required to comply with this minimum fixed charge coverage ratio.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Surety Bonds, Letters of Credit and Guarantees

As of June 30, 2022, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $8.3 million, $29.8 million and $0.2 million, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
Alien Ownership Restrictions and FCC Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. On November 5, 2020, the FCC issued a declaratory ruling, which permits the Company to be up to 100% foreign owned, subject to certain conditions, as described further in Note 8, Stockholders' Equity (the "2020 Declaratory Ruling").

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current tax expense	$(38,581)	$(3,477)	$(42,160)	$(5,066)
Deferred tax benefit (expense)	36,799	(20,972)	60,587	(99,318)
Income tax benefit (expense)	$(1,782)	$(24,449)	$18,427	$(104,384)

The effective tax rates for the three and six months ended June 30, 2022 were 10.5% and 35.4%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards and net operating loss carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 – STOCKHOLDERS' EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan (the "2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. Pursuant to our 2021 Plan, we will continue to grant equity awards covering shares of the Company's Class A common stock to certain key individuals.

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $8.6 million and $5.9 million for the Company for the three months ended June 30, 2022 and June 30, 2021, respectively. Share-based compensation expenses were $14.1 million and $11.6 million for the Company for the six months ended June 30, 2022 and June 30, 2021, respectively.
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
On March 28, 2022, the Company issued performance-based restricted stock units ("Q1 2022 Performance RSUs") to certain key employees. Such Q1 2022 Performance RSUs vest upon the achievement of total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance. In the three and six months ended June 30, 2022, the Company recognized $0.8 million in relation to these Q1 2022 Performance RSUs.
On May 9, 2022, the Company issued performance-based restricted stock units ("Q2 2022 Performance RSUs") and restricted stock units ("2022 RSUs") to certain key employees. Such Q2 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Diversity, Equity and Inclusion goals, and continued service. Such 2022 RSUs vest upon continued service. These awards are being recognized ratably over a 3-year period from the date of issuance. In the three and six months ended June 30, 2022, the Company recognized $0.7 million in relation to these Q2 2022 Performance RSUs.
As of June 30, 2022, there was $62.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.8 years. In addition, as of June 30, 2022, there were unrecognized compensation costs of $11.7 million for the Q1 2022 Performance RSUs and $14.7 million for the Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on certain performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over the 3-year period from the date of issuance for the Q2 2022 Performance RSUs.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued as of June 30, 2022:

June 30, 2022
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	122,068,221
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	21,391,972
Special Warrants	5,293,055
Total Class A Common Stock, Class B Common Stock and Special Warrants issued	148,753,248

During the three and six months ended June 30, 2022, stockholders converted 38,528 and 198,220 shares of the Class B common stock into Class A common stock. During the three and six months ended June 30, 2021, stockholders converted 5,433,680 and 5,587,725 shares of the Class B common stock into Class A common stock.
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Company's emergence from bankruptcy in 2019 may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock, (b) more than 22.5 percent of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the Company exceeding any other applicable foreign ownership threshold or (d) violation of any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest. As described further in Note 6 above, November 5, 2020, the FCC issued the 2020 Declaratory Ruling, which permits the Company to be up to 100% foreign owned.

During the three and six months ended June 30, 2022, stockholders exercised 14 and 11,375 Special Warrants for an equivalent number of shares of Class A common stock. There were no Special Warrants exercised for shares of Class B common stock during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, stockholders exercised 14,694 and 47,136,441 Special Warrants for an equivalent number of shares of Class A common stock. During the six months ended June 30, 2021, stockholders exercised 22,337,312 Special Warrants for an equivalent number of shares of Class B common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Income (Loss) per Share

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$14,401	$(32,286)	$(34,181)	$(274,009)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	148,050	146,509	147,783	146,362
Stock options and restricted stock(2):	1,081	—	—	—
Weighted average common shares outstanding - diluted	149,131	146,509	147,783	146,362

Net income (loss) attributable to the Company per common share:
Basic	$0.10	$(0.22)	$(0.23)	$(1.87)
Diluted	$0.10	$(0.22)	$(0.23)	$(1.87)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and six months ended June 30, 2022 and 2021.
(2) Outstanding equity awards representing 6.2 million and 10.8 million shares of Class A common stock of the Company for the three months ended June 30, 2022 and 2021, respectively, and 10.4 million and 10.8 million for the six months ended June 30, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three and six months ended June 30, 2022 and 2021:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2022
Revenue	$633,300	$252,561	$71,065	$—	$(2,921)	$954,005
Operating expenses(1)	438,804	173,678	48,995	58,264	(2,921)	716,820
Segment Adjusted EBITDA(2)	$194,496	$78,883	$22,070	$(58,264)	$—	$237,185
Depreciation and amortization						(110,788)
Impairment charges						(245)
Other operating expense, net						(15,664)
Restructuring expenses						(19,009)
Share-based compensation expense						(8,610)
Operating income						$82,869

Intersegment revenues	$167	$1,376	$1,378	$—	$—	$2,921
Capital expenditures	36,378	5,912	2,423	4,940	—	49,653
Share-based compensation expense	—	—	—	8,610	—	8,610

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2021
Revenue	$605,850	$197,930	$61,175	$—	$(3,350)	$861,605
Operating expenses(1)	424,452	143,640	40,704	71,651	(3,350)	677,097
Segment Adjusted EBITDA(2)	$181,398	$54,290	$20,471	$(71,651)	$—	$184,508
Depreciation and amortization						(127,945)
Impairment charges						—
Other operating expense, net						(12,379)
Restructuring expenses						(10,155)
Share-based compensation expense						(5,903)
Operating income						$28,126

Intersegment revenues	$168	$1,178	$2,004	$—	$—	$3,350
Capital expenditures	21,371	6,286	1,144	3,310	—	32,111
Share-based compensation expense	—	—	—	5,903	—	5,903

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2022
Revenue	$1,204,460	$466,780	$131,922	$—	$(5,699)	$1,797,463
Operating expenses(1)	876,057	335,389	93,465	115,848	(5,699)	1,415,060
Segment Adjusted EBITDA(2)	$328,403	$131,391	$38,457	$(115,848)	$—	$382,403
Depreciation and amortization						(224,839)
Impairment charges						(1,579)
Other operating expense, net						(16,534)
Restructuring expenses						(30,102)
Share-based compensation expense						(14,145)
Operating income						$95,204

Intersegment revenues	$335	$2,645	$2,719	$—	$—	$5,699
Capital expenditures	48,716	11,068	4,122	8,304	—	72,210
Share-based compensation expense	—	—	—	14,145	—	14,145

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2021
Revenue	$1,103,747	$355,483	$116,312	$—	$(7,272)	$1,568,270
Operating expenses(1)	817,558	261,182	80,492	129,555	(7,272)	1,281,515
Segment Adjusted EBITDA(2)	$286,189	$94,301	$35,820	$(129,555)	$—	$286,755
Depreciation and amortization						(235,308)
Impairment charges						(37,744)
Other operating expense, net						(15,150)
Restructuring expenses						(35,195)
Share-based compensation expense						(11,588)
Operating loss						$(48,230)

Intersegment revenues	$335	$3,072	$3,865	$—	$—	$7,272
Capital expenditures	31,440	11,711	2,191	5,719	—	51,061
Share-based compensation expense	—	—	—	11,588	—	11,588

(1) Consolidated operating expenses consist of Direct operating expenses and Selling, general and administrative expenses and exclude Restructuring expenses, share-based compensation expenses and depreciation and amortization.
(2) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating Income (Loss) to Adjusted EBITDA" and "Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA" in Item 2 of this Quarterly Report on Form 10-Q. Beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment.

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

Management also monitors revenue generated through our programmatic ad-buying platform, and our data analytics advertising product, SmartAudio, to measure the success of our enhanced marketing optimization tools. We have made significant investments so we can provide the same ad-buying experience that once was only available from digital-only companies and enable our clients to better understand how our assets can successfully reach their target audiences.

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

Economic Conditions

Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. A recession or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue.

COVID-19

Beginning in March 2020 and continuing in the following months, we saw a sharp decline in each of our Broadcast radio, Networks and Sponsorships revenue streams as a result of the impact of the coronavirus pandemic ("COVID-19") and the resulting impact on the U.S. economy. Our Multiplatform Group revenues significantly increased during 2021, and continued to increase in the first half of 2022 compared to the first half of 2021 as a result of continued recovery from the impact of COVID-19. Our Digital Audio Group revenues, including podcasting, have continued to grow each quarter during COVID-19 and throughout the recovery. Our Audio & Media Services Group revenues have increased for the first half of 2022 compared to the first half of 2021 mainly due to the continued recovery from the impact of COVID-19. Refer to Note 1, Basis of Presentation, for more information regarding COVID-19 and its impact on our financial statements.

Cost Savings Initiatives

We have implemented key modernization initiatives and operating-expense-saving initiatives to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint, and we continue to explore opportunities for further efficiencies.

Impairment Charges

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the six months ended June 30, 2022 and 2021, we recognized non-cash impairment charges of $1.6 million and $37.7 million, respectively, as a result of these cost-savings initiatives.

Executive Summary
Our revenues for the second quarter of 2022 increased across our Multiplatform Group, Digital Audio Group and Audio & Media Services Group segments as a result of the continued recovery from the impacts of the COVID-19 pandemic and the continued increased demand for digital advertising, including podcasting.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $954.0 million increased $92.4 million, or 10.7% during the quarter ended June 30, 2022 compared to Consolidated Revenue of $861.6 million in the prior year's second quarter.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group increased $27.5 million and $13.1 million compared to the prior year's second quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $54.6 million and $24.6 million compared to the prior year's second quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group increased $9.9 million and $1.6 million compared to the prior year's second quarter, respectively.
•Operating income of $82.9 million increased $54.8 million from $28.1 million in the prior year’s second quarter.
•Net income of $15.2 million increased $47.2 million from a Net loss of $32.0 million in the prior year's second quarter.
•Cash flows provided by operating activities of $155.8 million increased from $29.1 million in the prior year's second quarter.
•Adjusted EBITDA(1) of $237.2 million, was up $52.7 million from $184.5 million in prior year's second quarter.
•Free cash flow(2) of $106.1 million increased from $(3.0) million in the prior year's second quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,
	2022	2021
Revenue	$954,005	$861,605
Operating income	82,869	28,126
Net income (loss)	15,182	(31,960)
Cash provided by operating activities	155,801	29,129

Adjusted EBITDA(1)	$237,185	$184,508
Free cash flow(2)	106,148	(2,982)
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

Results of Operations
The tables below present the comparison of our historical results of operations for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$954,005	$861,605	$1,797,463	$1,568,270
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	365,382	320,515	695,906	613,328
Selling, general and administrative expenses (excludes depreciation and amortization)	379,057	372,640	763,401	714,970
Depreciation and amortization	110,788	127,945	224,839	235,308
Impairment charges	245	—	1,579	37,744
Other operating expense, net	15,664	12,379	16,534	15,150
Operating income (loss)	82,869	28,126	95,204	(48,230)
Interest expense, net	81,494	84,887	160,713	170,008
Gain on investments, net	9,590	49,644	7,825	49,835
Equity in loss of nonconsolidated affiliates	(29)	(31)	(58)	(59)
Gain on extinguishment of debt	8,203	—	8,203	—
Other expense, net	(2,175)	(363)	(2,445)	(1,170)
Income (loss) before income taxes	16,964	(7,511)	(51,984)	(169,632)
Income tax benefit (expense)	(1,782)	(24,449)	18,427	(104,384)
Net income (loss)	15,182	(31,960)	(33,557)	(274,016)
Less amount attributable to noncontrolling interest	781	326	624	(7)
Net income (loss) attributable to the Company	$14,401	$(32,286)	$(34,181)	$(274,009)

The tables below present the comparison of our revenue streams for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Broadcast Radio	$463,304	$451,142	2.7%	$879,785	$809,678	8.7%
Networks	127,532	123,586	3.2%	245,090	238,672	2.7%
Sponsorship and Events	38,064	28,585	33.2%	71,665	50,978	40.6%
Other	4,400	2,537	73.4%	7,920	4,419	79.2%
Multiplatform Group	633,300	605,850	4.5%	1,204,460	1,103,747	9.1%
Digital, excluding Podcast	166,880	144,502	15.5%	312,555	263,703	18.5%
Podcast	85,681	53,428	60.4%	154,225	91,780	68.0%
Digital Audio Group	252,561	197,930	27.6%	466,780	355,483	31.3%
Audio & Media Services Group	71,065	61,175	16.2%	131,922	116,312	13.4%
Eliminations	(2,921)	(3,350)		(5,699)	(7,272)
Revenue, total	$954,005	$861,605	10.7%	$1,797,463	$1,568,270	14.6%

Consolidated results for the three and six months ended June 30, 2022 compared to the consolidated results for the three and six months ended June 30, 2021 were as follows:

Revenue
Consolidated revenue increased $92.4 million during the three months ended June 30, 2022 compared to the same period of 2021. The increase in Consolidated revenue is attributable to the continued recovery from the macroeconomic effects of COVID-19 and the continuing growth of our operating businesses. Multiplatform Group revenue increased $27.5 million, or 4.5%, primarily resulting from strengthening demand for broadcast advertising, the return of live events and an increase in political advertising revenue as 2022 is a midterm election year. Digital Audio Group revenue increased $54.6 million, or 27.6%, driven primarily by continuing increases in demand for digital advertising and the continued growth of podcasting. Audio & Media Services revenue increased $9.9 million primarily due to the increase in political advertising revenue as 2022 is a midterm election year and the continued recovery from the impact of COVID-19.
Consolidated revenue increased $229.2 million during the six months ended June 30, 2022 compared to the same period of 2021. The increase in Consolidated revenue is attributable to the continued recovery from the macroeconomic effects of COVID-19 and the continuing growth of our operating businesses. Multiplatform Group revenue increased $100.7 million, primarily resulting from strengthening demand for broadcast advertising, the return of live events during the six months ended June 30, 2022 compared to the same period of 2021, and an increase in political advertising revenue as 2022 is a midterm election year. Digital Audio Group revenue increased $111.3 million, driven primarily by continuing increases in demand for digital advertising, including continued growth in podcasting. Audio & Media Services revenue increased $15.6 million primarily due to the continued recovery from the impact of COVID-19 and an increase in political advertising revenue as 2022 is a midterm election year.
Direct Operating Expenses
Consolidated direct operating expenses increased $44.9 million during the three months ended June 30, 2022 compared to the same period of 2021. The increase in direct operating expenses was primarily driven by higher variable content costs resulting from our significant increase in revenue, including profit sharing expenses, third-party digital costs, and production costs related to the return of local and national live events.
Consolidated direct operating expenses increased $82.6 million during the six months ended June 30, 2022 compared to the same period of 2021. The increase in direct operating expenses was primarily driven by higher variable content costs resulting from our significant increase in revenue, including profit sharing expenses, third-party digital costs, and production costs related to the return of local and national live events.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $6.4 million during the three months ended June 30, 2022 compared to the same period of 2021. The increase in Consolidated SG&A expenses was driven primarily by increased employee compensation costs related to increased workforce due to the investments in key infrastructure to support our growing digital operations, increased sales commission expenses as a result of higher revenue, and increased bad debt expense. These increases were partially offset by lower variable bonus accruals and a decrease in national trade and barter expenses primarily related to the timing of the iHeartRadio Music Awards show.

Consolidated SG&A expenses increased $48.4 million during the six months ended June 30, 2022 compared to the same period of 2021. The increase in SG&A expenses was driven primarily by higher employee compensation costs related to increased workforce due to the investments in key infrastructure to support our growing digital operations, increased sales commission expenses as a result of higher revenue, increased bad debt and higher trade and barter expense. These increases were partially offset by lower variable bonus accruals.

Depreciation and Amortization
Depreciation and amortization decreased $17.2 million and $10.5 million during the three and six months ended June 30, 2022 compared to the same periods of 2021, primarily as a result of certain intangible assets being fully amortized, partially offset by increased capital expenditures related to IT and real estate optimization initiatives.
Impairment Charges
As part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the six months ended June 30, 2022 and 2021, we recognized non-cash impairment charges of $1.6 million and $37.7 million, respectively, as a result of these cost-savings initiatives.

Other Operating Expense, Net
Other operating expense, net of $15.7 million and $12.4 million for the three months ended June 30, 2022 and 2021, respectively, and Other operating expense, net of $16.5 million and $15.2 million for the six months ended June 30, 2022 and 2021, respectively, relate primarily to non-cash net book losses recognized on asset disposals in connection with our real estate optimization initiatives.
Interest Expense
Interest expense decreased $3.4 million and $9.3 million, respectively, during the three and six months ended June 30, 2022 compared to the same periods of 2021, primarily as a result of the interest rate reduction of our incremental term loan facility as amended in July 2021 and the $250.0 million voluntary repayment made in July 2021 on our term loan credit facilities in connection with the repricing transaction.

Gain on Investments, Net
During the three and six months ended June 30, 2022, we recognized a gain on investments, net of $9.6 million and $7.8 million, respectively, in connection with increases in the value of our investments. During the three and six months ended June 30, 2021, we recognized a gain of $49.6 million and $49.8 million, respectively, primarily related to the sale of our investment in the San Antonio Spurs.

Gain on Extinguishment of Debt

During the three and six months ended June 30, 2022, we recognized a gain on extinguishment of debt of $8.2 million in connection with the open market repurchases of $113.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash.

Income Tax Benefit (Expense)

The effective tax rate for the Company for the three and six months ended June 30, 2022 was 10.5% and 35.4%, respectively. The effective tax rate was primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards and net operating loss carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

Net Income (Loss) Attributable to the Company

Net income attributable to the Company of $14.4 million during the three months ended June 30, 2022 increased $46.7 million compared to a Net loss attributable to the Company of $32.3 million during the three months ended June 30, 2021, primarily as a result of the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic and the continuing growth of our operating businesses.

Net loss attributable to the Company decreased $239.8 million to $34.2 million during the six months ended June 30, 2022 compared to Net loss attributable to the Company of $274.0 million during the six months ended June 30, 2021, primarily as a result of the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic and the continuing growth of our operating businesses.

Multiplatform Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$633,300	$605,850	4.5%	$1,204,460	$1,103,747	9.1%
Operating expenses(1)	438,804	424,452	3.4%	876,057	817,558	7.2%
Segment Adjusted EBITDA	$194,496	$181,398	7.2%	$328,403	$286,189	14.8%
Segment Adjusted EBITDA margin	30.7%	29.9%		27.3%	25.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Multiplatform Group increased $27.5 million compared to the prior year, primarily as a result of the continued recovery from the impact of COVID-19. Broadcast revenue grew $12.2 million, or 2.7%, year-over-year, driven by higher spot revenue and political advertising revenue as 2022 is a midterm election year, partially offset by lower trade and barter revenue due to the impact of the timing of the iHeartRadio Music Awards show, while Networks grew $3.9 million, or 3.2%, year-over-year. Revenue from Sponsorship and Events increased by $9.5 million, or 33.2%, year-over-year, primarily as a result of the return of live events.

Operating expenses increased $14.4 million, driven primarily by event costs related to the return of live events including the iHeart Country Festival, higher sales commissions in connection with the increase in revenue, and an increase in bad debt expense due to a credit in Q2 2021 related to the recovery of COVID-19 reserves recorded in 2020. These increases were partially offset by a decrease in trade and barter expense due to the impact of the timing of the iHeartRadio Music Awards show and lower variable bonus accruals based on financial performance.

Six Months

Revenue from our Multiplatform Group increased $100.7 million compared to the prior year, primarily as a result of the continued recovery from the impact of COVID-19. Broadcast revenue increased $70.1 million, or 8.7%, year-over-year, while Networks grew $6.4 million, or 2.7%, year-over-year. Revenue from Sponsorship and Events increased by $20.7 million, or 40.6%, year-over-year, primarily as a result of the return of live events.
Operating expenses increased $58.5 million, driven primarily by higher event costs in connection with the return of live events including the iHeart Country Festival, as well as higher sales commission, talent and profit share costs, all driven by higher revenue, and an increase in bad debt expense due to a credit in 2021 related to the recovery of COVID-19 reserves recorded in 2020. These increases were partially offset by lower rent and utilities in connection with our real estate optimization initiatives as well as lower variable bonus accruals based on financial performance.
Digital Audio Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$252,561	$197,930	27.6%	$466,780	$355,483	31.3%
Operating expenses(1)	173,678	143,640	20.9%	335,389	261,182	28.4%
Segment Adjusted EBITDA	$78,883	$54,290	45.3%	$131,391	$94,301	39.3%
Segment Adjusted EBITDA margin	31.2%	27.4%		28.1%	26.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Digital Audio Group increased $54.6 million compared to the prior year, including growth from Digital, excluding Podcast revenue, which grew $22.4 million, or 15.5%, year-over-year, driven by increased demand for digital advertising as well as Podcast revenue which increased by $32.3 million, or 60.4%, year-over-year, driven by higher revenues from the development of new podcasts as well as growth from existing podcasts. Digital Audio Group revenue increased as a result of general increased demand for digital advertising and the growing popularity of podcasting.

Operating expenses increased $30.0 million due to higher employee compensation costs related to increased workforce due to the investments in key infrastructure to support our growing digital operations and higher variable content costs, third-party digital costs and profit share expenses due to higher revenue and the development of new podcasts.

Six Months

Revenue from our Digital Audio Group increased $111.3 million compared to the prior year, including growth from Digital, excluding Podcast revenue, which grew $48.9 million, or 18.5%, year-over-year, driven by increased demand for digital advertising. Podcast revenue also increased by $62.4 million, or 68.0%, year-over-year, driven by higher revenues from the development of new podcasts and growth from existing podcasts. Digital Audio Group revenues increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory utilizing our sales force and advertising technology platforms, partially driven by investments in the digital space.
Operating expenses increased $74.2 million in connection with our Digital Audio Group’s significant revenue growth, including the impact of variable employee compensation expense, talent costs and third-party digital costs due to higher revenue, as well as increased content and production costs primarily resulting from the development of new podcasts. In addition, operating expenses increased due to investments in key infrastructure to support our growing digital operations.
Audio & Media Services Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$71,065	$61,175	16.2%	$131,922	$116,312	13.4%
Operating expenses(1)	48,995	40,704	20.4%	93,465	80,492	16.1%
Segment Adjusted EBITDA	$22,070	$20,471	7.8%	$38,457	$35,820	7.4%
Segment Adjusted EBITDA margin	31.1%	33.5%		29.2%	30.8%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Audio & Media Services Group increased $9.9 million compared to the comparative period in the prior year due to an increase in political advertising revenue as 2022 is a midterm election year and the continued recovery from the impact of COVID-19.

Operating expenses increased $8.3 million primarily as a result of higher employee compensation related to seasonal (political) staffing, higher merchandising costs and a new purchase agreement with third-parties for specific inventory spots.

Six Months

Revenue from our Audio & Media Services Group increased $15.6 million compared to the comparative period in the prior year due to an increase in political advertising revenue as 2022 is a midterm election year and the continued recovery from the impact of COVID-19.

Operating expenses increased $13.0 million primarily as a result of higher employee compensation related to seasonal (political) staffing, higher merchandising costs and a new purchase agreement with third-parties for specific inventory spots.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income (loss)	$82,869	$28,126	$95,204	$(48,230)
Depreciation and amortization	110,788	127,945	224,839	235,308
Impairment charges	245	—	1,579	37,744
Other operating expense, net	15,664	12,379	16,534	15,150
Share-based compensation expense	8,610	5,903	14,145	11,588
Restructuring expenses	19,009	10,155	30,102	35,195
Adjusted EBITDA(1)	$237,185	$184,508	$382,403	$286,755

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$15,182	$(31,960)	$(33,557)	$(274,016)
Income tax (benefit) expense	1,782	24,449	(18,427)	104,384
Interest expense, net	81,494	84,887	160,713	170,008
Depreciation and amortization	110,788	127,945	224,839	235,308
EBITDA	$209,246	$205,321	$333,568	$235,684
Gain on investments, net	(9,590)	(49,644)	(7,825)	(49,835)
Gain on extinguishment of debt	(8,203)	—	(8,203)	—
Other expense, net	2,175	363	2,445	1,170
Equity in loss of nonconsolidated affiliates	29	31	58	59
Impairment charges	245	—	1,579	37,744
Other operating expense, net	15,664	12,379	16,534	15,150
Share-based compensation expense	8,610	5,903	14,145	11,588
Restructuring expenses	19,009	10,155	30,102	35,195
Adjusted EBITDA(1)	$237,185	$184,508	$382,403	$286,755
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Loss (gain) on investments, net, Gain on extinguishment of debt, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income (loss) or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income (loss) and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.
Reconciliation of Cash Provided by Operating Activities to Free Cash Flow

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash provided by operating activities	$155,801	$29,129	$103,589	$100,857
Purchases of property, plant and equipment	(49,653)	(32,111)	(72,210)	(51,061)
Free cash flow(1)	$106,148	$(2,982)	$31,379	$49,796
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

Share-based compensation expenses are recorded in SG&A expenses and were $8.6 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively, and $14.1 million and $11.6 million for the six months ended June 30, 2022 and 2021, respectively.

On March 28, 2022, we issued performance-based restricted stock units ("Q1 2022 Performance RSUs") to certain key employees. The Q1 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance.

On May 9, 2022, we issued performance-based restricted stock units ("Q2 2022 Performance RSUs") and restricted stock units ("2022 RSUs") to certain key employees. The Q2 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Diversity, Equity and Inclusion goals, and continued service. The Q2 2022 Performance RSUs are measured over a 3-year period from the date of issuance. The 2022 RSUs vest upon continued service. The 2022 RSUs are being recognized ratably over a 3-year period from the date of issuance.

As of June 30, 2022, there was $62.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.8 years. In addition, as of June 30, 2022, there were unrecognized compensation costs of $11.7 million of Q1 2022 Performance RSUs and $14.7 million of Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over a 3-year period from the date of issuance for the Q2 2022 Performance RSUs.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Six Months Ended June 30,
	2022	2021
Cash provided by (used for):
Operating activities	$103,589	$100,857
Investing activities	(49,657)	(218,263)
Financing activities	(110,711)	(19,882)
Free Cash Flow(1)	31,379	49,796
(1) For a definition of Free cash flow from operations and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free cash flow from operations” in this MD&A.
Operating Activities
Cash provided by operating activities of $103.6 million during the six months ended June 30, 2022 increased from $100.9 million during the six months ended June 30, 2021 primarily due to an increase in cash flows from operations as the Company's businesses continue to recover from the impact of COVID-19, mostly offset by an increase in the payment of bonuses and commissions in the first quarter of 2022. The Company did not pay bonuses to the vast majority of employees in the first quarter of 2021.

Investing Activities

Cash used for investing activities of $49.7 million during the six months ended June 30, 2022 primarily reflects $72.2 million in cash used for capital expenditures. We spent $48.7 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $11.1 million in our Digital Audio Group segment primarily related to IT infrastructure, $4.1 million in our Audio & Media Services Group segment, primarily related to software, and $8.3 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by proceeds from the sale of certain properties related to our real estate optimization initiatives.

Cash used for investing activities of $218.3 million during the six months ended June 30, 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.5 million. In addition, $51.1 million in cash was used for capital expenditures. We spent $31.5 million for capital expenditures in our Multiplatform Group segment and $11.7 million for capital expenditures in our Digital Audio Group segment primarily related to IT infrastructure, $2.2 million in our Audio & Media Services Group segment, primarily related to software and $5.7 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by cash provided by investing activities related to proceeds received of $50.8 million from the sale of our investment in the San Antonio Spurs.

Financing Activities

Cash used for financing activities totaled $110.7 million during the six months ended June 30, 2022 primarily due to the open market repurchases of $113.5 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash, reflecting a discounted purchase price from the face value of the notes.

Cash used for financing activities of $19.9 million during the six months ended June 30, 2021 primarily resulted from required quarterly principal payments made on the Term Loan Facility and repayment of a subsidiary note payable.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $294.8 million as of June 30, 2022, cash flow from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "New ABL Facility") which refinanced and replaced in its entirety the existing ABL Facility (the "Existing ABL Facility"). As of June 30, 2022, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $29.4 million in outstanding letters of credit, resulting in $420.6 million of borrowing base availability. Together with our cash balance of $294.8 million as of June 30, 2022 and our borrowing capacity under the New ABL Facility, our total available liquidity1 was approximately $715 million.

We regularly evaluate economic conditions including the ongoing impact of COVID-19 on our business. For the six months ended June 30, 2022, our revenues increased compared to the six months ended June 30, 2021 due to recovery from the macroeconomic effects of COVID-19, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2022 will be to fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations.

Assuming the current level of borrowings and interest rates in effect at June 30, 2022, we anticipate that we will have approximately $168 million of cash interest payments in the remainder of 2022.

We believe that our cash balance, our cash flow from operations and availability under our New ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months. We acknowledge the challenges posed by the COVID-19 pandemic and any potential slow down in economic activity, rising inflation and interest rates, and other macroeconomic trends, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

We frequently evaluate strategic opportunities. During the three months ended June 30, 2022, we conducted open market repurchases of $113.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash, reflecting a discounted purchase price from the face value of the notes. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.

1 Total available liquidity is defined as cash and cash equivalents plus available borrowings under the New ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

Summary Debt Capital Structure
As of June 30, 2022 and December 31, 2021, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	June 30, 2022	December 31, 2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023[1]	—	—
Asset-based Revolving Credit Facility due 2027[1]	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	4,577	5,350
Total Secured Debt	$4,319,829	$4,320,602

8.375% Senior Unsecured Notes due 2027[2]	1,336,450	1,450,000
Other Subsidiary Debt	69	90
Original issue discount	(12,027)	(13,454)
Long-term debt fees	(16,902)	(18,370)
Total Debt	$5,627,419	$5,738,868
Less: Cash and cash equivalents	294,831	352,129
	$5,332,588	$5,386,739

1On May 17, 2022, we entered into a $450.0 million New ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the Existing ABL Facility. For more information about the New ABL Facility, refer to Note 5, Long-Term Debt.

2 During the three months ended June 30, 2022, we repurchased $113.5 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $8.2 million.

Our New ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the New ABL Facility occur. As of June 30, 2022, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the periods ended June 30, 2022. Other than our New ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of June 30, 2022, we were in compliance with all covenants related to our debt agreements in all material respects. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our outstanding equity securities, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities, or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’ debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, Capital I, the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2022, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of June 30, 2022, we were in compliance with all covenants related to our debt agreements in all material respects.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2022, approximately 40% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2022 would have changed by $2.5 million.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the anticipated impacts of and recovery from the COVID-19 pandemic on our business, financial position and results of operations, economic trends including inflation and potential recessionary indicators, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions, our expectations about certain markets and businesses, expected cash interest payments and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•regulations impacting our business and the ownership of our securities; and
•certain other factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by other filings with the Securities and Exchange Commission (“SEC”).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	$—	—	$—
May 1 through May 31	123,226	12.60	—	—
June 1 through June 30	533	11.47	—	—
Total	123,759	$12.59	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2022 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
On May 9, 2022, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved the grant of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) covering shares of the Company’s Class A common stock to certain of the Company’s named executive officers, including Robert W. Pittman (Chairman and Chief Executive Officer), Richard J. Bressler (President, Chief Operating Officer and Chief Financial Officer), Michael B. McGuinness (Executive Vice President, Finance and Deputy Chief Financial Officer), Jordan R. Fasbender (Executive Vice President, General Counsel and Secretary) and Scott D. Hamilton (Senior Vice President, Chief Accounting Officer and Assistant Secretary) (collectively, the “Executives”). The RSU and PSU awards were granted under the 2021 Plan and are subject to RSU and PSU agreements, respectively.

RSU Awards

The RSU awards vest as to one-third of the total RSUs granted to each Executive on each of the first three anniversaries of the grant date (each, an “RSU Vesting Date”), subject to Executive’s continued service through the applicable date.

Termination of Employment. If an Executive is terminated without “cause” or resigns from the Company for “good reason” (each, a “Qualified Termination”), in either case, prior to the Company incurring a change in control, then:

• with respect to Messrs. Pittman and Bressler, the Executive’s RSUs will vest in full as of the termination and be settled on the original vesting date; and

• with respect to the other Executives, a portion of the RSUs that would have vested on the next scheduled RSU Vesting Date, prorated to reflect the number of days the Executive was in service with the Company during such vesting period, will vest as of the termination date and be settled on the original vesting date.

In the event of an Executive’s Qualifying Termination following a change in control, or upon a termination due to death or “disability,” the RSUs will vest in full and be settled in connection with such Qualified Termination. In addition, with respect to Messrs. Pittman and Bressler only, if either Executive experiences a “retirement termination” (which may not occur prior to June 1, 2026), the RSUs will vest in full if they were granted more than one year prior to the retirement date.

PSU Awards

The PSU awards will become earned based on the Company’s achievement of performance goals relating to (1) relative total shareholder return (“Relative TSR PSUs”), (2) Adjusted EBITDA performance (“EBITDA PSUs”) and (3) diversity, equity and inclusion metrics (“DE&I PSUs”) (together, the “Performance Goals”) over a performance period ending on the earlier of December 31, 2024 and a change in control of the Company (the “Performance Period”), and vest subject to the Executive’s continued employment through the third anniversary of the grant date. Each PSU award is weighted such that the total award opportunity is comprised of 50% Relative TSR PSUs, 25% EBITDA PSUs and 25% DE&I PSUs. The maximum number of PSUs that may vest is 150% of the target number of PSUs.

Termination of Employment. If an Executive experiences a Qualified Termination, in either case, prior to the Company incurring a change in control, then:

• with respect to Messrs. Pittman and Bressler, the Executive’s PSU award will remain outstanding and eligible to vest in full, subject to the achievement of the Performance Goals, and will be settled on the original vesting date; and

• with respect to the other Executives, the Executive’s PSU award will remain outstanding and eligible to vest with respect to a prorated number of PSUs (i.e., prorated to reflect the number of days the Executive was in service during the applicable Performance Period), and will be settled on the original vesting date.

Upon a termination due to death or “disability,” the PSUs will vest at “target.” With respect to Messrs. Pittman and Bressler only, if either Executive experiences a “retirement termination,” then the PSUs will vest at “target” if they were granted more than one year prior to the retirement date.

Change in Control. If the Company incurs a change in control, then the PSUs will be earned based on the greater of “target” and actual performance through the consummation of such change in control, and such earned PSUs will vest on the earlier of December 31, 2024, a Qualifying Termination, or the Executive’s death, disability or (with respect to Messrs. Pittman and Bressler) retirement.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, dated January 22, 2019 (incorporated by reference Exhibit 2.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on January 28, 2019).

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Third Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
10.1*	Director Deferred Compensation Plan
10.2*	Form of Restricted Stock Unit Agreement for Deferred Cash Fees (for Directors)
10.3*	Form of Deferred Restricted Stock Unit Agreement (for Directors)
10.4*	Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Executive Officers)
10.5*	Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Pittman/Bressler)
10.6
Form of iHeart Media, Inc. Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 13, 2022).

10.7
Form of iHeart Media, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 13, 2022).

10.8
ABL Credit Agreement, dated as of May 17, 2022, by and among iHeartMedia Capital I, LLC, as holdings, iHeartCommunications, Inc., as borrower, the other guarantors party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other Lenders and L/C Issuers party thereto from time to time (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 19, 2022).

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

IHEARTMEDIA, INC.

August 4, 2022	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary