Form 10-Q
period 2022-09-30
iHeartMedia, Inc.
filed 2022-11-03
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	121,761,907
Class B Common Stock, $.001 par value	21,477,181

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2022	December 31, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$295,399	$352,129
Accounts receivable, net of allowance of $27,405 in 2022 and $29,270 in 2021	981,144	1,030,380
Prepaid expenses	113,718	65,927
Other current assets	18,316	24,431
Total Current Assets	1,408,577	1,472,867
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	692,321	782,093
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses and other	1,476,319	1,778,045
Other intangibles, net	1,477,342	1,666,600
Goodwill	2,313,182	2,313,581
OTHER ASSETS
Operating lease right-of-use assets	791,804	741,410
Other assets	170,154	126,713
Total Assets	$8,329,699	$8,881,309
CURRENT LIABILITIES
Accounts payable	$204,916	$206,007
Current operating lease liabilities	48,088	88,585
Accrued expenses	271,852	353,045
Accrued interest	63,458	67,983
Deferred revenue	151,065	133,123
Current portion of long-term debt	665	673
Total Current Liabilities	740,044	849,416
Long-term debt	5,553,049	5,738,195
Noncurrent operating lease liabilities	850,412	738,814
Deferred income taxes	526,928	558,222
Other long-term liabilities	66,456	80,897
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	9,059	8,410
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 122,341,086 and 120,633,937 shares in 2022 and 2021, respectively	123	120
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 21,479,356 and 21,590,192 shares in 2022 and 2021, respectively	21	22
Special Warrants, 5,111,312 and 5,304,430 issued and outstanding in 2022 and 2021, respectively	—	—
Additional paid-in capital	2,901,625	2,876,571
Accumulated deficit	(2,307,363)	(1,962,819)
Accumulated other comprehensive loss	(1,760)	(257)
Cost of shares (593,032 in 2022 and 389,814 in 2021) held in treasury	(8,895)	(6,282)
Total Stockholders' Equity	592,810	915,765
Total Liabilities and Stockholders' Equity	$8,329,699	$8,881,309
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$988,930	$928,051	$2,786,393	$2,496,321
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	371,719	325,766	1,067,625	939,094
Selling, general and administrative expenses (excludes depreciation and amortization)	399,892	390,086	1,163,293	1,105,056
Depreciation and amortization	109,305	108,100	334,144	343,408
Impairment charges	309,750	11,647	311,329	49,391
Other operating expense, net	9,451	12,341	25,985	27,491
Operating income (loss)	(211,187)	80,111	(115,983)	31,881
Interest expense, net	87,890	82,481	248,603	252,489
Gain (loss) on investments, net	(3,466)	(10,367)	4,359	39,468
Equity in loss of nonconsolidated affiliates	(132)	(1,056)	(190)	(1,115)
Gain (loss) on extinguishment of debt	6,892	(7,896)	15,095	(7,896)
Other expense, net	(581)	(1,785)	(3,026)	(2,955)
Loss before income taxes	(296,364)	(23,474)	(348,348)	(193,106)
Income tax benefit (expense)	(13,412)	27,147	5,015	(77,237)
Net income (loss)	(309,776)	3,673	(343,333)	(270,343)
Less amount attributable to noncontrolling interest	587	493	1,211	486
Net income (loss) attributable to the Company	$(310,363)	$3,180	$(344,544)	$(270,829)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(606)	(131)	(1,503)	(387)
Other comprehensive loss, net of tax	(606)	(131)	(1,503)	(387)
Comprehensive income (loss)	(310,969)	3,049	(346,047)	(271,216)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to the Company	$(310,969)	$3,049	$(346,047)	$(271,216)
Net income (loss) attributable to the Company per common share:
Basic	$(2.09)	$0.02	$(2.33)	$(1.85)
Weighted average common shares outstanding - Basic	148,299	147,040	147,957	146,591
Diluted	$(2.09)	$0.02	$(2.33)	$(1.85)
Weighted average common shares outstanding - Diluted	148,299	150,397	147,957	146,591

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2022	122,068,221	21,391,972	5,293,055	$8,659	$143	$2,891,129	$(1,997,000)	$(1,154)	$(8,356)	$893,421
Net income (loss)				587	—	—	(310,363)	—	—	(309,776)
Vesting of restricted stock and other	178,506			—	1	59	—	—	(539)	(479)
Share-based compensation				—	—	10,437	—	—	—	10,437
Conversion of Special Warrants to Class A or Class B Shares	85,141	96,602	(181,743)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	9,218	(9,218)		—	—	—	—	—	—	—
Other				(187)	—	—	—	—	—	(187)
Other comprehensive loss				—	—	—	—	(606)	—	(606)
Balances at September 30, 2022	122,341,086	21,479,356	5,111,312	$9,059	$144	$2,901,625	$(2,307,363)	$(1,760)	$(8,895)	$592,810

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
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net income (loss)				1,211	—	—	(344,544)	—	—	(343,333)
Vesting of restricted stock and other	1,403,195			—	2	472	—	—	(2,613)	(2,139)
Share-based compensation				—	—	24,582	—	—	—	24,582
Conversion of Special Warrants to Class A or Class B Shares	96,516	96,602	(193,118)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	207,438	(207,438)		—	—	—	—	—	—	—
Other				(562)	—	—	—	—	—	(562)
Other comprehensive loss				—	—	—	—	(1,503)	—	(1,503)
Balances at September 30, 2022	122,341,086	21,479,356	5,111,312	$9,059	$144	$2,901,625	$(2,307,363)	$(1,760)	$(8,895)	$592,810

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2022 or 2021.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2020	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net income (loss)				486	—	—	(270,829)	—	—	(270,343)
Vesting of restricted stock	1,027,252			—	—	3,863	—	—	(2,948)	915
Share-based compensation				—	—	17,581	—	—	—	17,581
Conversion of Special Warrants to Class A and Class B Shares	47,197,139	22,337,312	(69,534,451)	—	70	(70)	—	—	—	—
Conversion of Class B Shares to Class A Shares	6,718,576	(6,718,576)		—	—	—	—	—	—	—
Other			2,982	(562)	—	—	—	—	—	(562)
Other comprehensive loss				—	—	—	—	(387)	—	(387)
Balances at September 30, 2021	119,669,831	22,505,661	5,304,430	$8,274	$142	$2,870,394	$(2,074,449)	$(193)	$(6,147)	$798,021

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2021 or 2020.

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(343,333)	$(270,343)
Reconciling items:
Impairment charges	311,329	49,391
Depreciation and amortization	334,144	343,408
Deferred taxes	(31,304)	64,520
Provision for doubtful accounts	10,137	2,919
Amortization of deferred financing charges and note discounts, net	4,589	4,508
Share-based compensation	24,582	17,581
Loss on disposal of operating and other assets	24,547	22,771
Gain on investments	(4,359)	(39,468)
Equity in loss of nonconsolidated affiliates	190	1,115
(Gain) loss on extinguishment of debt	(15,095)	7,896
Barter and trade income	(27,174)	(9,418)
Other reconciling items, net	1,504	764
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	38,685	(37,776)
Increase in prepaid expenses and other current assets	(47,561)	(33,486)
Increase in other long-term assets	(5,817)	(7,392)
Increase (decrease) in accounts payable	(927)	25,673
Increase (decrease) in accrued expenses	(84,308)	48,861
Increase (decrease) in accrued interest	(4,524)	1,766
Increase in deferred income	18,392	2,500
Increase in other long-term liabilities	3,002	803
Cash provided by operating activities	206,699	196,593
Cash flows from investing activities:
Business combinations	—	(245,462)
Proceeds from sale of other investments	32	50,757
Purchases of property, plant and equipment	(112,567)	(101,335)
Proceeds from disposal of assets	34,690	36,330
Change in other, net	(4,962)	(188)
Cash used for investing activities	(82,807)	(259,898)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(173,990)	(288,484)
Change in other, net	(5,667)	366
Cash used for financing activities	(179,657)	(288,118)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(965)	(244)
Net decrease in cash, cash equivalents and restricted cash	(56,730)	(351,667)
Cash, cash equivalents and restricted cash at beginning of period	352,554	721,187
Cash, cash equivalents and restricted cash at end of period	$295,824	$369,520
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$249,910	$247,513
Cash paid for income taxes	12,054	7,900
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
Economic Conditions
The Company's advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. GDP decreased in the first and second quarters of 2022 and increased in the third quarter of 2022 while there was an increase in GDP in each quarter in 2021. The rise in interest rates and historically high inflation have also contributed to a more challenging macroeconomic environment. This challenging environment has led to market uncertainty which impacted 2022 Multiplatform Group revenues, particularly during the third quarter.
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

As of September 30, 2022, the Company had approximately $295.4 million in cash and cash equivalents. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$295,399	$352,129
Restricted cash included in:
Other current assets	425	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$295,824	$352,554
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended September 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$485,571	$—	$—	$—	$485,571
Networks(2)	127,239	—	—	—	127,239
Sponsorship and Events(3)	42,562	—	—	—	42,562
Digital, excluding Podcast(4)	—	162,700	—	(1,314)	161,386
Podcast(5)	—	91,253	—	—	91,253
Audio & Media Services(6)	—	—	77,794	(1,287)	76,507
Other(7)	4,106	—	—	(112)	3,994
Total	659,478	253,953	77,794	(2,713)	988,512
Revenue from leases(8)	418	—	—	—	418
Revenue, total	$659,896	$253,953	$77,794	$(2,713)	$988,930

Three Months Ended September 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$483,456	$—	$—	$—	$483,456
Networks(2)	127,920	—	—	—	127,920
Sponsorship and Events(3)	42,663	—	—	—	42,663
Digital, excluding Podcast(4)	—	141,573	—	(1,475)	140,098
Podcast(5)	—	64,196	—	—	64,196
Audio & Media Services(6)	—	—	66,078	(1,188)	64,890
Other(7)	4,636	—	—	(112)	4,524
Total	658,675	205,769	66,078	(2,775)	927,747
Revenue from leases(8)	304	—	—	—	304
Revenue, total	$658,979	$205,769	$66,078	$(2,775)	$928,051

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Nine Months Ended September 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$1,365,356	$—	$—	$—	$1,365,356
Networks(2)	372,329	—	—	—	372,329
Sponsorship and Events(3)	114,226	—	—	—	114,226
Digital, excluding Podcast(4)	—	475,254	—	(3,959)	471,295
Podcast(5)	—	245,479	—	—	245,479
Audio & Media Services(6)	—	—	209,716	(4,006)	205,710
Other(7)	11,372	—	—	(447)	10,925
Total	1,863,283	720,733	209,716	(8,412)	2,785,320
Revenue from leases(8)	1,073	—	—	—	1,073
Revenue, total	$1,864,356	$720,733	$209,716	$(8,412)	$2,786,393

Nine Months Ended September 30, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$1,293,134	$—	$—	$—	$1,293,134
Networks(2)	366,592	—	—	—	366,592
Sponsorship and Events(3)	93,641	—	—	—	93,641
Digital, excluding Podcast(4)	—	405,276	—	(4,547)	400,729
Podcast(5)	—	155,976	—	—	155,976
Audio & Media Services(6)	—	—	182,390	(5,053)	177,337
Other(7)	8,226	—	—	(447)	7,779
Total	1,761,593	561,252	182,390	(10,047)	2,495,188
Revenue from leases(8)	1,133	—	—	—	1,133
Revenue, total	$1,762,726	$561,252	$182,390	$(10,047)	$2,496,321

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Trade and barter revenues	$72,160	$49,200	$157,751	$127,654
Trade and barter expenses	38,001	33,955	113,752	101,998

Trade and barter revenue includes $14.9 million and $4.9 million during the three months ended September 30, 2022 and 2021, respectively, and $27.2 million and $9.4 million during the nine months ended September 30, 2022 and 2021, respectively, in connection with investments made in companies in exchange for advertising services.
The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Deferred revenue from contracts with customers:
Beginning balance(1)	$189,679	$149,731	$161,114	$145,493
Revenue recognized, included in beginning balance	(76,172)	(52,406)	(111,443)	(84,375)
Additions, net of revenue recognized during period, and other	64,879	56,799	128,715	93,006
Ending balance	$178,386	$154,124	$178,386	$154,124
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2022, the Company expects to recognize $387.2 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of September 30, 2022, the future lease payments to be received by the Company are as follows:

(In thousands)
2022	$277
2023	837
2024	590
2025	405
2026	321
Thereafter	1,526
Total	$3,956

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2022, the Company recognized non-cash impairment charges of $8.5 million related to ROU assets and $0.7 million related to leasehold improvements as a result of proactive decisions by management to abandon and sublease a number of operating leases in connection with strategic actions to streamline the Company’s real estate footprint as part of the Company’s modernization initiatives. During the nine months ended September 30, 2021, the Company recognized non-cash impairment charges of $49.4 million, including $38.0 million related to ROU assets, and $11.4 million related to leasehold improvements also as a result of the proactive decisions by management discussed above.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$109,158	$100,815
Lease liabilities arising from obtaining right-of-use assets(1)	153,866	35,317

(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the nine months ended September 30, 2022 and 2021, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $65.6 million and $75.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2022 and December 31, 2021, respectively:

(In thousands)	September 30, 2022	December 31, 2021
Land, buildings and improvements	$310,507	$355,474
Towers, transmitters and studio equipment	201,334	180,571
Computer equipment and software	564,190	521,872
Furniture and other equipment	39,472	35,390
Construction in progress	80,454	64,732
	1,195,957	1,158,039
Less: accumulated depreciation	503,636	375,946
Property, plant and equipment, net	$692,321	$782,093

Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily consist of Federal Communications Commission ("FCC") broadcast licenses in its Multiplatform Group segment.
The Company performs its annual impairment test on our goodwill and indefinite-lived Federal Communication Commission ("FCC") licenses as of July 1 of each year. The current macroeconomic conditions have led to uncertainty, resulting in slowing broadcast revenue growth and declines in margins as inflation and interest rates continue to rise. These factors have negatively impacted the key assumptions used in the discounted cash flow models that are utilized to value the Company's FCC licenses and goodwill, particularly the discount rates used in estimating fair values. This has resulted in a significant decrease in the fair values of certain of the Company's FCC licenses and reporting units.

The Company's FCC licenses are valued using a direct valuation approach, with the key assumptions being market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, and estimated start-up capital costs. This data is populated using industry normalized information representing an average asset within a market. The Company obtained recent broadcast radio industry revenue projections which it considered along with various other sources of data in developing the assumptions used for purposes of performing impairment testing on its FCC licenses as of July 1, 2022.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Considerations in developing these assumptions included the extent of the economic downturn, ranges of expected timing of recovery, discount rates and other factors. Based on the Company's testing, the estimated fair value of the FCC licenses was below their carrying values. As a result, the Company recognized a non-cash impairment charge of $302.1 million on its FCC licenses.

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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2022 and December 31, 2021, respectively:

(In thousands)	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,646,402	$(589,168)	$1,646,402	$(459,620)
Talent and other contracts	338,900	(149,728)	338,900	(117,337)
Trademarks and tradenames	335,862	(113,866)	335,862	(88,252)
Other	18,443	(9,503)	17,794	(7,149)
Total	$2,339,607	$(862,265)	$2,338,958	$(672,358)

Total amortization expense related to definite-lived intangible assets for the Company for the three months ended September 30, 2022 and 2021 was $63.4 million and $64.3 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the nine months ended September 30, 2022 and 2021 was $189.9 million and $218.0 million, respectively.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	1,267	168,031	—	169,298
Dispositions	(1,446)	—	—	(1,446)
Foreign currency	—	—	(206)	(206)
Balance as of December 31, 2021	$1,462,038	$747,350	$104,193	$2,313,581
Dispositions	(16)	—	—	(16)
Foreign currency	—	—	(383)	(383)
Balance as of September 30, 2022	$1,462,022	$747,350	$103,810	$2,313,182
Goodwill Impairment Testing
The fair values of the Company's reporting units were reevaluated as of July 1, 2022 as part of the Company's annual impairment assessment and no goodwill impairment was recorded as the estimated fair values of the reporting units exceeded the carrying values of the reporting units’ net assets, including goodwill.
The Company's annual impairment testing resulted in a significant decrease in the fair values of its reporting units. However, the decrease in fair values did not result in carrying amounts exceeding fair values of the Company's reporting units, accordingly, the annual impairment test did not result in any impairment of the Company's goodwill balance. The goodwill impairment test requires the Company to measure the fair value of our reporting units and compare the estimated fair value to the carrying value, including goodwill. Each of the Company's reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. As with the impairment testing performed on the Company's FCC licenses described above, the deterioration in market conditions and uncertainty in the markets impacted the assumptions used to estimate the discounted future cash flows of our reporting units for purposes of performing the goodwill impairment test.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of September 30, 2022 and December 31, 2021 consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023(1)	—	—
Asset-based Revolving Credit Facility due 2027(1)(2)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(3)	4,414	5,350
Total consolidated secured debt	4,319,666	4,320,602

8.375% Senior Unsecured Notes due 2027(4)	1,261,451	1,450,000
Other unsecured subsidiary debt	53	90
Original issue discount	(11,302)	(13,454)
Long-term debt fees	(16,154)	(18,370)
Total debt	5,553,714	5,738,868
Less: Current portion	665	673
Total long-term debt	$5,553,049	$5,738,195
(1)On May 17, 2022, we entered into a $450.0 million New ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the Existing ABL Facility. Refer to the 'Asset-based Revolving Credit Facility due 2027' section below for more information.
(2)As of September 30, 2022, the New ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $27.0 million of outstanding letters of credit, resulting in $423.0 million of borrowing base availability.
(3)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2023 through 2045.
(4)During the three months ended September 30, 2022, we repurchased $75.0 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $68.1 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $6.9 million. During the nine months ended September 30, 2022, we repurchased $188.5 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $15.1 million.

The Company’s weighted average interest rate was 6.4% and 5.4% as of September 30, 2022 and December 31, 2021, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.0 billion and $5.9 billion as of September 30, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Size and Availability
The New ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments. As of September 30, 2022, the New ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $27.0 million of outstanding letters of credit, resulting in $423.0 million of borrowing base availability.
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

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $40.0 million and (b) 10% of the aggregate commitments under the New ABL Facility, in each case, for two consecutive business days (a “Trigger Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Trigger Event, and must continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $40.0 million and (y) 10% of the aggregate commitments under the New ABL Facility, in each case, for 20 consecutive calendar days, at which time the Trigger Event shall no longer be deemed to be occurring. As of

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2022, no Trigger Event had occurred, and iHeartCommunications was not required to comply with this minimum fixed charge coverage ratio.

Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2022, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $8.8 million, $27.4 million and $0.2 million, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current tax benefit (expense)	$15,871	$(7,651)	$(26,289)	$(12,717)
Deferred tax benefit (expense)	(29,283)	34,798	31,304	(64,520)
Income tax benefit (expense)	$(13,412)	$27,147	$5,015	$(77,237)

The effective tax rates for the three and nine months ended September 30, 2022 were (4.5)% and 1.4%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

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

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $10.4 million and $6.0 million for the Company for the three months ended September 30, 2022 and September 30, 2021, respectively. Share-based compensation expenses were $24.6 million and $17.6 million for the Company for the nine months ended September 30, 2022 and September 30, 2021, respectively.
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
On March 28, 2022, the Company issued performance-based restricted stock units ("Q1 2022 Performance RSUs") to certain key employees. Such Q1 2022 Performance RSUs vest upon the achievement of total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance. In the three and nine months ended September 30, 2022, the Company recognized $0.8 million and $1.5 million in relation to these Q1 2022 Performance RSUs.
On May 9, 2022, the Company issued performance-based restricted stock units ("Q2 2022 Performance RSUs") and restricted stock units ("2022 RSUs") to certain key employees. Such Q2 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Diversity, Equity and Inclusion goals, and continued service. Such 2022 RSUs vest upon continued service. These awards are being recognized ratably over a 3-year period from the date of issuance. In the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $2.0 million in relation to these Q2 2022 Performance RSUs.
As of September 30, 2022, there was $54.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.4 years. In addition, as of September 30, 2022, there were unrecognized compensation costs of $11.0 million for the Q1 2022 Performance RSUs and $13.4 million for the Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on certain performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over the 3-year period from the date of issuance for the Q2 2022 Performance RSUs.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued as of September 30, 2022:

September 30, 2022
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	122,341,086
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	21,479,356
Special Warrants	5,111,312
Total Class A Common Stock, Class B Common Stock and Special Warrants issued	148,931,754

During the three and nine months ended September 30, 2022, stockholders converted 9,218 and 207,438 shares of the Class B common stock into Class A common stock. During the three and nine months ended September 30, 2021, stockholders converted 1,130,851 and 6,718,576 shares of the Class B common stock into Class A common stock.
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

During the three and nine months ended September 30, 2022, stockholders exercised 85,141 and 96,516 Special Warrants for an equivalent number of shares of Class A common stock. There were 96,602 Special Warrants exercised for shares of Class B common stock during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, stockholders exercised 60,698 and 47,197,139 Special Warrants for an equivalent number of shares of Class A common stock. During the nine months ended September 30, 2021, stockholders exercised 22,337,312 Special Warrants for an equivalent number of shares of Class B common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Income (Loss) per Share

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(310,363)	$3,180	$(344,544)	$(270,829)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	148,299	147,040	147,957	146,591
Stock options and restricted stock(2):	—	3,357	—	—
Weighted average common shares outstanding - diluted	148,299	150,397	147,957	146,591

Net income (loss) attributable to the Company per common share:
Basic	$(2.09)	$0.02	$(2.33)	$(1.85)
Diluted	$(2.09)	$0.02	$(2.33)	$(1.85)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and nine months ended September 30, 2022 and 2021.
(2) Outstanding equity awards representing 11.7 million and 0.3 million shares of Class A common stock of the Company for the three months ended September 30, 2022 and 2021, respectively, and 10.8 million and 10.6 million for the nine months ended September 30, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 9 – SEGMENT DATA
The Company’s primary businesses are included in its Multiplatform Group and Digital Audio Group segments. Revenue and expenses earned and charged between Multiplatform Group, Digital Audio Group, Audio & Media Services Group, and Corporate are eliminated in consolidation.  The Multiplatform Group provides media and entertainment services via broadcast delivery and also includes the Company’s events and national syndication businesses. The Digital Audio Group provides media and entertainment services via digital delivery.  The Audio & Media Services Group provides other audio and media services, including the Company’s media representation business (Katz Media) and its provider of scheduling and broadcast software (RCS).  Corporate includes infrastructure and support, including executive, information technology, human resources, legal, finance and administrative functions for the Company’s businesses. Share-based payments are recorded in Selling, general and administrative expense.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three and nine months ended September 30, 2022 and 2021:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2022
Revenue	$659,896	$253,953	$77,794	$—	$(2,713)	$988,930
Operating expenses(1)	452,631	175,636	48,044	63,090	(2,713)	736,688
Segment Adjusted EBITDA(2)	$207,265	$78,317	$29,750	$(63,090)	$—	$252,242
Depreciation and amortization						(109,305)
Impairment charges						(309,750)
Other operating expense, net						(9,451)
Restructuring expenses						(24,486)
Share-based compensation expense						(10,437)
Operating income						$(211,187)

Intersegment revenues	$112	$1,314	$1,287	$—	$—	$2,713
Capital expenditures	31,613	4,808	1,276	2,660	—	40,357
Share-based compensation expense	—	—	—	10,437	—	10,437

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2021
Revenue	$658,979	$205,769	$66,078	$—	$(2,775)	$928,051
Operating expenses(1)	450,549	138,646	43,656	67,762	(2,775)	697,838
Segment Adjusted EBITDA(2)	$208,430	$67,123	$22,422	$(67,762)	$—	$230,213
Depreciation and amortization						(108,100)
Impairment charges						(11,647)
Other operating expense, net						(12,341)
Restructuring expenses						(12,021)
Share-based compensation expense						(5,993)
Operating income						$80,111

Intersegment revenues	$112	$1,475	$1,188	$—	$—	$2,775
Capital expenditures	35,082	6,223	3,967	5,002	—	50,274
Share-based compensation expense	—	—	—	5,993	—	5,993

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2022
Revenue	$1,864,356	$720,733	$209,716	$—	$(8,412)	$2,786,393
Operating expenses(1)	1,328,688	511,025	141,509	178,938	(8,412)	2,151,748
Segment Adjusted EBITDA(2)	$535,668	$209,708	$68,207	$(178,938)	$—	$634,645
Depreciation and amortization						(334,144)
Impairment charges						(311,329)
Other operating expense, net						(25,985)
Restructuring expenses						(54,588)
Share-based compensation expense						(24,582)
Operating income						$(115,983)

Intersegment revenues	$447	$3,959	$4,006	$—	$—	$8,412
Capital expenditures	80,329	15,876	5,398	10,964	—	112,567
Share-based compensation expense	—	—	—	24,582	—	24,582

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2021
Revenue	$1,762,726	$561,252	$182,390	$—	$(10,047)	$2,496,321
Operating expenses(1)	1,268,107	399,828	124,148	197,317	(10,047)	1,979,353
Segment Adjusted EBITDA(2)	$494,619	$161,424	$58,242	$(197,317)	$—	$516,968
Depreciation and amortization						(343,408)
Impairment charges						(49,391)
Other operating expense, net						(27,491)
Restructuring expenses						(47,216)
Share-based compensation expense						(17,581)
Operating loss						$31,881

Intersegment revenues	$447	$4,547	$5,053	$—	$—	$10,047
Capital expenditures	66,522	17,934	6,158	10,721	—	101,335
Share-based compensation expense	—	—	—	17,581	—	17,581

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

Economic Conditions

Our advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. GDP decreased in the first and second quarters of 2022 and increased in the third quarter of 2022 while there was an increase in GDP in each quarter in 2021. The rise in interest rates and historically high inflation have also contributed to a more challenging macroeconomic environment. This challenging environment has led to market uncertainty which impacted 2022 Multiplatform Group revenues, particularly during the third quarter. These current macroeconomic conditions, a recession, or downturn in the U.S. economy could have a significant impact on the Company’s ability to generate revenue.

Cost Savings Initiatives

We have implemented key modernization initiatives and operating-expense-saving initiatives to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint, and we continue to explore opportunities for further efficiencies.

Impairment Charges

We perform our annual impairment test on our goodwill and indefinite-lived Federal Communication Commission ("FCC") licenses as of July 1 of each year. As discussed above, the current macroeconomic conditions have led to uncertainty, resulting in slowing broadcast revenue growth and declines in margins as inflation and interest rates continue to rise. These factors have negatively impacted the key assumptions used in the discounted cash flow models which are utilized to value our FCC licenses and goodwill, particularly the discount rates used in estimating fair values. This has resulted in a significant decrease in the fair values of certain of our FCC licenses and reporting units.

Our FCC licenses are valued using a direct valuation approach, with the key assumptions being market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, and estimated start-up capital costs. This data is populated using industry normalized information representing an average asset within a market. We obtained recent broadcast radio industry revenue projections which it considered along with various other sources of data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of July 1, 2022.

Considerations in developing these assumptions included the extent of the economic downturn, ranges of expected timing of recovery, discount rates and other factors. Based on our testing, the estimated fair value of the FCC licenses was below their carrying values. As a result, we recognized a non-cash impairment charge of $302.1 million on our FCC licenses.

The fair values of our reporting units were reevaluated as of July 1, 2022 as part of our annual impairment assessment and no goodwill impairment was recorded as the estimated fair values of our reporting units exceeded the carrying values of the reporting units’ net assets, including goodwill.

As discussed above, our annual impairment testing resulted in a significant decrease in the fair values of our reporting units. However, the decrease in fair values did not result in carrying amounts exceeding fair values of our reporting units, accordingly, the annual impairment test did not result in any impairment of our goodwill balance. The goodwill impairment test requires us to measure the fair value of our reporting units and compare the estimated fair value to the carrying value, including goodwill. Each of our reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. As with the impairment testing we performed on our FCC licenses described above, the deterioration in market conditions and uncertainty in the markets impacted the assumptions used to estimate the discounted future cash flows of our reporting units for purposes of performing the interim goodwill impairment test.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our long-lived assets, indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding current economic conditions. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the nine months ended September 30, 2022 and 2021, we recognized non-cash impairment charges of $9.2 million and $49.4 million, respectively, as a result of these cost-savings initiatives.

Executive Summary
Our revenues for the third quarter of 2022 increased across our Multiplatform Group, Digital Audio Group and Audio & Media Services Group segments as a result of the continued increased demand for digital advertising, including podcasting and political revenue as 2022 is a midterm election year.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $988.9 million increased $60.9 million, or 6.6% during the quarter ended September 30, 2022 compared to Consolidated Revenue of $928.1 million in the prior year's third quarter.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group increased $0.9 million and decreased $1.2 million compared to the prior year's third quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $48.2 million and $11.2 million compared to the prior year's third quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group increased $11.7 million and $7.3 million compared to the prior year's third quarter, respectively.
•Operating loss of $211.2 million, a decrease of $291.3 million from Operating income of $80.1 million in the prior year’s third quarter due to the $302.1 million impairment of FCC licenses.
•Net loss of $309.8 million, a decrease of $313.5 million from Net income of $3.7 million in the prior year's third quarter.
•Cash flows provided by operating activities of $103.1 million increased from $95.7 million in the prior year's third quarter.
•Adjusted EBITDA(1) of $252.2 million, was up $22.0 million from $230.2 million in prior year's third quarter.
•Free cash flow(2) of $62.8 million increased from $45.5 million in the prior year's third quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,
	2022	2021
Revenue	$988,930	$928,051
Operating income (loss)	(211,187)	80,111
Net income (loss)	(309,776)	3,673
Cash provided by operating activities	103,110	95,736

Adjusted EBITDA(1)	$252,242	$230,213
Free cash flow(2)	62,753	45,462
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

Results of Operations
The tables below present the comparison of our historical results of operations for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$988,930	$928,051	$2,786,393	$2,496,321
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	371,719	325,766	1,067,625	939,094
Selling, general and administrative expenses (excludes depreciation and amortization)	399,892	390,086	1,163,293	1,105,056
Depreciation and amortization	109,305	108,100	334,144	343,408
Impairment charges	309,750	11,647	311,329	49,391
Other operating expense, net	9,451	12,341	25,985	27,491
Operating income (loss)	(211,187)	80,111	(115,983)	31,881
Interest expense, net	87,890	82,481	248,603	252,489
Gain (loss) on investments, net	(3,466)	(10,367)	4,359	39,468
Equity in loss of nonconsolidated affiliates	(132)	(1,056)	(190)	(1,115)
Gain (loss) on extinguishment of debt	6,892	(7,896)	15,095	(7,896)
Other expense, net	(581)	(1,785)	(3,026)	(2,955)
Loss before income taxes	(296,364)	(23,474)	(348,348)	(193,106)
Income tax benefit (expense)	(13,412)	27,147	5,015	(77,237)
Net income (loss)	(309,776)	3,673	(343,333)	(270,343)
Less amount attributable to noncontrolling interest	587	493	1,211	486
Net income (loss) attributable to the Company	$(310,363)	$3,180	$(344,544)	$(270,829)

The tables below present the comparison of our revenue streams for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Broadcast Radio	$485,571	$483,456	0.4%	$1,365,356	$1,293,134	5.6%
Networks	127,239	127,920	(0.5)%	372,329	366,592	1.6%
Sponsorship and Events	42,562	42,663	(0.2)%	114,226	93,641	22.0%
Other	4,524	4,940	(8.4)%	12,445	9,359	33.0%
Multiplatform Group	659,896	658,979	0.1%	1,864,356	1,762,726	5.8%
Digital, excluding Podcast	162,700	141,573	14.9%	475,254	405,276	17.3%
Podcast	91,253	64,196	42.1%	245,479	155,976	57.4%
Digital Audio Group	253,953	205,769	23.4%	720,733	561,252	28.4%
Audio & Media Services Group	77,794	66,078	17.7%	209,716	182,390	15.0%
Eliminations	(2,713)	(2,775)		(8,412)	(10,047)
Revenue, total	$988,930	$928,051	6.6%	$2,786,393	$2,496,321	11.6%

Consolidated results for the three and nine months ended September 30, 2022 compared to the consolidated results for the three and nine months ended September 30, 2021 were as follows:

Revenue
Consolidated revenue increased $60.9 million during the three months ended September 30, 2022 compared to the same period of 2021. Multiplatform Group revenue increased $0.9 million, or 0.1%, primarily resulting from increased political advertising revenue as 2022 is a midterm election year, partially offset by a decrease in revenue due to a more challenging macroeconomic environment as discussed above. Digital Audio Group revenue increased $48.2 million, or 23.4%, driven primarily by continuing increases in demand for digital advertising and the continued growth of podcasting. Audio & Media Services revenue increased $11.7 million due to the increase in political advertising revenue.
Consolidated revenue increased $290.1 million during the nine months ended September 30, 2022 compared to the same period of 2021. The increase in Consolidated revenue is attributable to the continued growth of our operating businesses and the continued recovery from the macroeconomic effects of COVID-19. Multiplatform Group revenue increased $101.6 million, primarily resulting from strengthening demand for broadcast advertising, the return of live events during the nine months ended September 30, 2022 compared to the same period of 2021, and an increase in political advertising revenue as 2022 is a midterm election year. Digital Audio Group revenue increased $159.5 million, driven primarily by continuing increases in demand for digital advertising, including continued growth in podcasting. Audio & Media Services revenue increased $27.3 million primarily due to the continued recovery from the impact of COVID-19 and an increase in political advertising revenue.
Direct Operating Expenses
Consolidated direct operating expenses increased $46.0 million during the three months ended September 30, 2022 compared to the same period of 2021. The increase in direct operating expenses was primarily driven by higher variable content, talent and profit sharing expenses in our Digital Audio Group and Multiplatform Group.
Consolidated direct operating expenses increased $128.5 million during the nine months ended September 30, 2022 compared to the same period of 2021. The increase in direct operating expenses was primarily driven by higher variable content costs resulting from our increase in revenue, including talent costs, content costs, profit sharing expenses, third-party digital costs, and production costs related to the return of local and national live events.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $9.8 million during the three months ended September 30, 2022 compared to the same period of 2021. The increase in Consolidated SG&A expenses was driven primarily by costs incurred in connection with executing on our cost reduction initiatives, as well as increased sales commission expenses as a result of higher revenue, and a general increase in certain expenses due to inflation. These increases were partially offset by lower variable bonus expense.

Consolidated SG&A expenses increased $58.2 million during the nine months ended September 30, 2022 compared to the same period of 2021. The increase in SG&A expenses was driven primarily by higher employee compensation costs related to increased workforce due to the investments in key infrastructure to support our growing digital operations, increased sales commission expenses as a result of higher revenue, increased bad debt and higher trade and barter expense. These increases were partially offset by lower variable bonus expense.

Depreciation and Amortization
Depreciation and amortization increased $1.2 million during the three months ended September 30, 2022 compared to the same period of 2021, primarily as a result of increased capital expenditures related to IT and real estate optimization initiatives, partially offset by a decrease related to certain intangible assets being fully amortized. Depreciation and amortization decreased $9.3 million during the nine months ended September 30, 2022 compared to the same period of 2021, primarily as a result of certain intangible assets being fully amortized, partially offset by increased capital expenditures related to IT and real estate optimization initiatives.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. We recognized non-cash impairment charges of $302.1 million on our indefinite-lived FCC licenses during the three and nine months ended September 30, 2022 primarily as a result of an increase in the discount rate used in our fair value calculations due to higher market interest rates compared to the prior year. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill,

for further discussion of the impairment charges. No impairment charges were recorded for our goodwill for the three and nine months ended September 30, 2022. The annual impairment test performed on our goodwill and FCC licenses as of July 1, 2021 did not result in impairment.

In addition, as part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the three months ended September 30, 2022 and 2021, we recognized non-cash impairment of $7.7 million and $11.6 million, respectively, as a result of these cost-savings initiatives. During the nine months ended September 30, 2022 and 2021, we recognized non-cash impairment charges of $9.2 million and $49.4 million, respectively, as a result of these cost-savings initiatives.

Other Operating Expense, Net
Other operating expense, net of $9.5 million and $12.3 million for the three months ended September 30, 2022 and 2021, respectively, and Other operating expense, net of $26.0 million and $27.5 million for the nine months ended September 30, 2022 and 2021, respectively, relate primarily to non-cash net book losses recognized on asset disposals in connection with our real estate optimization initiatives.
Interest Expense
Interest expense increased $5.4 million during the three months ended September 30, 2022 compared to the same period of 2021, primarily as a result of the increase in LIBOR borrowing rates during 2022, partially offset by the second and third quarter 2022 open market repurchases of $188.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash.

Interest expense decreased $3.9 million during the nine months ended September 30, 2022 compared to the same period of 2021, primarily as a result of the $250.0 million voluntary repayment made in July 2021 on our term loan credit facilities in connection with a repricing transaction and the second and third quarter 2022 open market repurchases of $188.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash, partially offset by an increase in LIBOR borrowing rates during 2022.

Gain (Loss) on Investments, Net
During the three and nine months ended September 30, 2022, we recognized a loss on investments, net of $3.5 million and a gain on investment, net of $4.4 million, respectively, in connection with changes in the value of our investments.

During the three months ended September 30, 2021, we recognized a loss on investments, net of $10.4 million primarily related to the impairment of certain investments. During the nine months ended September 30, 2021, we recognized a gain on investments, net of $39.5 million, respectively, primarily related to the sale of our investment in the San Antonio Spurs, partially offset by the impairment of certain investments.

Gain (Loss) on Extinguishment of Debt

During the three and nine months ended September 30, 2022, we recognized a gain on extinguishment of debt of $6.9 million and $15.1 million, respectively, in connection with the open market repurchases of $75.0 million and $188.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $68.1 million and $173.4 million in cash, respectively.

During the three and nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of $7.9 million primarily related to the write-off of unamortized debt issuance costs related to the $250.0 million voluntary repayment made in July 2021 on our term loan credit facilities in connection with a repricing transaction and finance lease termination payments.

Income Tax Benefit (Expense)

The effective tax rate for the Company for the three and nine months ended September 30, 2022 was (4.5)% and 1.4%, respectively. The effective tax rate was primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company of $310.4 million during the three months ended September 30, 2022 decreased $313.5 million compared to Net income attributable to the Company of $3.2 million during the three months ended September 30, 2021, primarily as a result of the impairment of FCC licenses of $302.1 million.

Net loss attributable to the Company decreased $73.7 million to $344.5 million during the nine months ended September 30, 2022 compared to Net loss attributable to the Company of $270.8 million during the nine months ended September 30, 2021, primarily as a result of the impairment of FCC licenses of $302.1 million, partially offset by the increase in revenue from the continuing recovery from the macroeconomic effects of the COVID-19 pandemic and the continuing growth of our operating businesses.

Multiplatform Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$659,896	$658,979	0.1%	$1,864,356	$1,762,726	5.8%
Operating expenses(1)	452,631	450,549	0.5%	1,328,688	1,268,107	4.8%
Segment Adjusted EBITDA	$207,265	$208,430	(0.6)%	$535,668	$494,619	8.3%
Segment Adjusted EBITDA margin	31.4%	31.6%		28.7%	28.1%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Multiplatform Group increased $0.9 million compared to the prior year as a result of increased political advertising revenue as 2022 is a midterm election year, partially offset by a decrease in revenue due to a more challenging macroeconomic environment. Broadcast revenue grew $2.1 million, or 0.4%, year-over-year, driven by higher political advertising revenue and an increase in trade and barter revenue, partially offset by lower spot revenue, while Networks declined $(0.7) million, or 0.5%, year-over-year. Revenue from Sponsorship and Events decreased by $(0.1) million, or 0.2%, year-over-year.

Operating expenses increased $2.1 million, driven primarily by higher content costs, as well as higher talent and profit-sharing fees, partially offset by a decrease in variable bonus expense which is lower in the third quarter of 2022 compared to the prior year based on financial performance compared to targets.

Nine Months

Revenue from our Multiplatform Group increased $101.6 million compared to the prior year, primarily as a result of the continued recovery from the impact of COVID-19 and political advertising revenue. Broadcast revenue increased $72.2 million, or 5.6%, year-over-year, while Networks grew $5.7 million, or 1.6%, year-over-year. Revenue from Sponsorship and Events increased by $20.6 million, or 22.0%, year-over-year, primarily as a result of the return of live events.
Operating expenses increased $60.6 million, driven primarily by higher travel and event costs in connection with the return of live events including the iHeart Country Festival, as well as higher sales commission, talent and profit share costs, all driven by higher revenue. These increases were partially offset by lower variable bonus expenses based on financial performance and by lower rent and utilities in connection with our real estate optimization initiatives.

Digital Audio Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$253,953	$205,769	23.4%	$720,733	$561,252	28.4%
Operating expenses(1)	175,636	138,646	26.7%	511,025	399,828	27.8%
Segment Adjusted EBITDA	$78,317	$67,123	16.7%	$209,708	$161,424	29.9%
Segment Adjusted EBITDA margin	30.8%	32.6%		29.1%	28.8%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Digital Audio Group increased $48.2 million compared to the prior year, including growth from Digital, excluding Podcast revenue, which grew $21.1 million, or 14.9%, year-over-year, driven by increased demand for digital advertising as well as Podcast revenue which increased by $27.1 million, or 42.1%, year-over-year, driven by higher revenues from the development of new podcasts as well as growth from existing podcasts. Digital Audio Group revenue increased as a result of general increased demand for digital advertising and the growing popularity of podcasting.

Operating expenses increased $37.0 million due to higher variable content and production costs primarily resulting from the development of new podcasts and higher third-party digital costs and profit share expenses primarily resulting from higher revenue. In addition, operating expenses increased due to investments in increased headcount and key infrastructure to support our growing digital operations.

Nine Months

Revenue from our Digital Audio Group increased $159.5 million compared to the prior year, including growth from Digital, excluding Podcast revenue, which grew $70.0 million, or 17.3%, year-over-year, driven by increased demand for digital advertising. Podcast revenue increased by $89.5 million, or 57.4%, year-over-year, driven by higher revenues from the development of new podcasts and growth from existing podcasts. Digital Audio Group revenues increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory utilizing our sales force and advertising technology platforms, partially driven by investments in the digital space.
Operating expenses increased $111.2 million in connection with our Digital Audio Group’s significant revenue growth, including the increase in content and production costs primarily resulting from the development of new podcasts and higher variable employee compensation expense, talent costs and third-party digital costs due to higher revenue. In addition, operating expenses increased due to investments in increased headcount and key infrastructure to support our growing digital operations.
Audio & Media Services Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$77,794	$66,078	17.7%	$209,716	$182,390	15.0%
Operating expenses(1)	48,044	43,656	10.1%	141,509	124,148	14.0%
Segment Adjusted EBITDA	$29,750	$22,422	32.7%	$68,207	$58,242	17.1%
Segment Adjusted EBITDA margin	38.2%	33.9%		32.5%	31.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three Months

Revenue from our Audio & Media Services Group increased $11.7 million compared to the comparative period in the prior year due to an increase in political advertising revenue as 2022 is a midterm election year.

Operating expenses increased $4.4 million primarily as a result of higher employee compensation related to seasonal (political) staffing, higher merchandising costs and a new purchase agreement with third-parties for specific inventory spots.

Nine Months

Revenue from our Audio & Media Services Group increased $27.3 million compared to the comparative period in the prior year due to an increase in political advertising revenue as 2022 is a midterm election year and the continued recovery from the impact of COVID-19.

Operating expenses increased $17.4 million primarily as a result of higher employee compensation related to seasonal (political) staffing, higher merchandising costs and a new purchase agreement with third-parties for specific inventory spots.

Reconciliation of Operating Income (Loss) to Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income (loss)	$(211,187)	$80,111	$(115,983)	$31,881
Depreciation and amortization	109,305	108,100	334,144	343,408
Impairment charges	309,750	11,647	311,329	49,391
Other operating expense, net	9,451	12,341	25,985	27,491
Share-based compensation expense	10,437	5,993	24,582	17,581
Restructuring expenses	24,486	12,021	54,588	47,216
Adjusted EBITDA(1)	$252,242	$230,213	$634,645	$516,968

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(309,776)	$3,673	$(343,333)	$(270,343)
Income tax (benefit) expense	13,412	(27,147)	(5,015)	77,237
Interest expense, net	87,890	82,481	248,603	252,489
Depreciation and amortization	109,305	108,100	334,144	343,408
EBITDA	$(99,169)	$167,107	$234,399	$402,791
(Gain) loss on investments, net	3,466	10,367	(4,359)	(39,468)
(Gain) loss on extinguishment of debt	(6,892)	7,896	(15,095)	7,896
Other expense, net	581	1,785	3,026	2,955
Equity in loss of nonconsolidated affiliates	132	1,056	190	1,115
Impairment charges	309,750	11,647	311,329	49,391
Other operating expense, net	9,451	12,341	25,985	27,491
Share-based compensation expense	10,437	5,993	24,582	17,581
Restructuring expenses	24,486	12,021	54,588	47,216
Adjusted EBITDA(1)	$252,242	$230,213	$634,645	$516,968
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Loss (gain) on investments, net, (Gain) loss on extinguishment of debt, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income (loss) or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income (loss) and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash Provided by Operating Activities to Free Cash Flow

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash provided by operating activities	$103,110	$95,736	$206,699	$196,593
Purchases of property, plant and equipment	(40,357)	(50,274)	(112,567)	(101,335)
Free cash flow(1)	$62,753	$45,462	$94,132	$95,258
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

Share-based compensation expenses are recorded in SG&A expenses and were $10.4 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively, and $24.6 million and $17.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, there was $54.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.4 years. In addition, as of September 30, 2022, there were unrecognized compensation costs of $11 million of Q1 2022 Performance RSUs and $13.4 million of Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over a 3-year period from the date of issuance for the Q2 2022 Performance RSUs.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash provided by (used for):
Operating activities	$206,699	$196,593
Investing activities	(82,807)	(259,898)
Financing activities	(179,657)	(288,118)
Free Cash Flow(1)	94,132	95,258
(1) For a definition of Free cash flow from operations and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free cash flow from operations” in this MD&A.
Operating Activities
Cash provided by operating activities of $206.7 million during the nine months ended September 30, 2022 increased from $196.6 million during the nine months ended September 30, 2021 primarily due to an increase in cash flows from operations as the Company's businesses continue to recover from the impact of COVID-19, mostly offset by an increase in the payment of bonuses and commissions in the first quarter of 2022. The Company did not pay bonuses to the vast majority of employees in the first quarter of 2021.

Investing Activities

Cash used for investing activities of $82.8 million during the nine months ended September 30, 2022 primarily reflects $112.6 million in cash used for capital expenditures. We spent $80.3 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $15.9 million in our Digital Audio Group segment primarily related to IT infrastructure, $5.4 million in our Audio & Media Services Group segment, primarily related to software, and $11.0 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by proceeds from the sale of certain properties related to our real estate optimization initiatives.

Cash used for investing activities of $259.9 million during the nine months ended September 30, 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.5 million. In addition, $101.3 million in cash was used for capital expenditures. We spent $66.5 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $17.9 million in our Digital Audio Group segment primarily related to IT infrastructure, $6.2 million in our Audio & Media Services Group segment, primarily related to software, and $10.7 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by cash provided by investing activities related to proceeds received of $50.8 million from the sale of our investment in the San Antonio Spurs.

Financing Activities

Cash used for financing activities totaled $179.7 million during the nine months ended September 30, 2022 primarily due to the open market repurchases of $188.5 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash, reflecting a discounted purchase price from the face value of the notes.

Cash used for financing activities of $288.1 million during the nine months ended September 30, 2021 primarily resulted from the $250.0 million voluntary repayment of our term loan credit facilities in connection with a repricing transaction, required quarterly principal payments made on the term loan credit facilities, and repayment of a subsidiary note payable.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $295.4 million as of September 30, 2022, cash flow from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "New ABL Facility") which refinanced and replaced in its entirety the existing ABL Facility (the "Existing ABL Facility"). As of September 30, 2022, iHeartCommunications had no amounts outstanding under the New ABL Facility, a facility size of $450.0 million and $27.0 million in outstanding letters of credit, resulting in $423.0 million of borrowing base availability. Together with our cash balance of $295.4 million as of September 30, 2022 and our borrowing capacity under the New ABL Facility, our total available liquidity1 was approximately $718 million.

We regularly evaluate economic conditions including macroeconomic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which impacted 2022 Multiplatform Group revenues, particularly in the third quarter. For the nine months ended September 30, 2022, our revenues increased compared to the nine months ended September 30, 2021 due to recovery from the macroeconomic effects of COVID-19 partially offset by market uncertainty from the challenging macroeconomic environment, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2022 will be to fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations.

Assuming the current level of borrowings and interest rates in effect at September 30, 2022, we anticipate that we will have approximately $88.7 million of cash interest payments in the remainder of 2022. With the increase in interest rates, including LIBOR, we anticipate cash interest payments to be higher in the fourth quarter of 2022 and into 2023.

We believe that our cash balance, our cash flow from operations and availability under our New ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months. We acknowledge the challenges posed by the market uncertainty as a result of global economic weakness, the recent slowdown in economic activity, rising interest rates, historically high inflation and other macroeconomic trends, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

We frequently evaluate strategic opportunities. During the nine months ended September 30, 2022, we conducted open market repurchases of $188.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash, reflecting a discounted purchase price from the face value of the notes. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.

1 Total available liquidity is defined as cash and cash equivalents plus available borrowings under the New ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

Summary Debt Capital Structure
As of September 30, 2022 and December 31, 2021, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	September 30, 2022	December 31, 2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023[1]	—	—
Asset-based Revolving Credit Facility due 2027[1]	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	4,414	5,350
Total Secured Debt	$4,319,666	$4,320,602

8.375% Senior Unsecured Notes due 2027[2]	1,261,451	1,450,000
Other Subsidiary Debt	53	90
Original issue discount	(11,302)	(13,454)
Long-term debt fees	(16,154)	(18,370)
Total Debt	$5,553,714	$5,738,868
Less: Cash and cash equivalents	295,399	352,129
	$5,258,315	$5,386,739

1 On May 17, 2022, we entered into a $450.0 million New ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the Existing ABL Facility. For more information about the New ABL Facility, refer to Note 5, Long-Term Debt.

2 During the second and third quarter of 2022, we repurchased $188.5 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $15.1 million.

Our New ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the New ABL Facility occur. As of September 30, 2022, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended September 30, 2022. Other than our New ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of September 30, 2022, we were in compliance with all covenants related to our debt agreements in all material respects. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2022, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of September 30, 2022, we were in compliance with all covenants related to our debt agreements in all material respects.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2022, approximately 41% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2022 would have changed by $9.0 million.
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

We perform our annual impairment test on goodwill and indefinite-lived intangible assets as of July 1 of each year. As discussed above, the current macroeconomic conditions have led to uncertainty, resulting in slowing broadcast revenue growth and declines in margins as inflation and interest rates continue to rise. These factors have negatively impacted the key assumptions used in the discounted cash flow models that are utilized to value our FCC licenses and goodwill, particularly the discount rates used in estimating fair values. This has resulted in a significant decrease in the fair values of certain of our FCC licenses and reporting units.

Indefinite-lived Intangible Assets

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

Our key assumptions using the direct valuation method are market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, and estimated start-up capital costs. This data is populated using industry normalized information representing an average asset within a market.

On July 1, 2022, we performed our annual impairment test in accordance with ASC 350-30-35 and we concluded that a $302.1 million impairment of the indefinite-lived intangible assets was required. In determining the fair value of our FCC licenses, the following key assumptions were used:

•Revenue forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, and revenue growth projections made by industry analysts were used for the initial five-year period;
•2.5% revenue growth was assumed beyond the initial five-year period and 2.0% revenue growth was assumed in the terminal period;
•Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;
•Operating margins of 8.0% in the first year gradually climb to the industry average margin in year 3 of up to 19.1%, depending on market size; and
•Assumed discount rates of 10.0% for the 15 largest markets and 10.5% for all other markets.

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

Impact on the Fair Value of our FCC Licenses due to 100 bps Change in:
Revenue Growth Rate	Profit Margin	Discount Rate
(in thousands)
$228,765	$161,722	$264,227

The carrying value of our FCC licenses at September 30, 2022 after the impairment of $302.1 million was $1.48 billion, while the fair value was $1.50 billion. Given the difference between the carrying values of our FCC licenses and their estimated fair values, an increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.

Goodwill

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded. The impairment testing performed as of July 1, 2022 has resulted in a significant decrease in the fair values of our reporting units. The fair values of our Multiplatform, Digital, and RCS reporting units exceed their carrying values by less than 15%.

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

On July 1, 2022, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2022 through 2026. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.
•Revenues beyond 2026 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our Multiplatform and RCS Reporting units, 3% for our Digital Audio Reporting unit (beyond 2030), and 2.0% for our Katz Media reporting unit (beyond 2030).
•In order to risk adjust the cash flow projections in determining fair value, we utilized discounts rates between 13% and 16% for each of our reporting units.

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

(In thousands)	Impact on the Fair Value of our Goodwill due to 100 bps Change in:
Reporting Unit	Revenue Growth Rate	Profit Margin	Discount Rate
Multiplatform	$350,000	$150,000	$340,000
Digital	150,000	90,000	140,000
Katz Media	30,000	10,000	20,000
Other	20,000	10,000	20,000

An increase in discount rates or a decrease in revenue growth rates or profit margins could result in impairment charges being required to be recorded for one or more of our reporting units.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the anticipated impacts of the COVID-19 pandemic on our business, financial position and results of operations, macroeconomic trends including inflation and potential recessionary indicators, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions, our expectations about certain markets and businesses, expected cash interest payments and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	5,018	$6.96	—	$—
August 1 through August 31	46,998	10.22	—	—
September 1 through September 30	2,307	10.37	—	—
Total	54,323	$9.92	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2022 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Third Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
10.1*	Amended and Restated Employment Agreement between iHeart Management Services, Inc. and Jordan R. Fasbender, dated July 18, 2022
10.2	Second Amendment to the Employment Agreement between iHeartMedia Management Services, Inc. and Michael McGuinness, dated September 16, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on September 21, 2022).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

November 3, 2022	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary