Form 10-K
period 2022-12-31
iHeartMedia, Inc.
filed 2023-02-28
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022, or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing sales price of $7.89 on June 30, 2022, was approximately $625.6 million.

On February 24, 2023, there were 121,779,597 outstanding shares of Class A common stock, 21,474,997 outstanding shares of Class B common stock, and 5,111,312 outstanding Special Warrants.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

IHEARTMEDIA, INC.

Basis of Presentation

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to: “we,” “us,” “our,” the “Company,” “iHeartMedia” and similar references refer to iHeartMedia, Inc.
We report based on three reportable segments:

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

Our segment profitability metric is Segment Adjusted EBITDA, which is reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding restructuring expenses and share-based compensation expenses. Restructuring expenses primarily include severance expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle.

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
Our radio stations, podcasts and other content can be heard across a broad range of audio platforms, including our AM/FM broadcast radio stations; HD digital radio stations; satellite radio; on the Internet at iHeart.com, our radio stations’ websites, and certain Metaverse platforms; and through our iHeartRadio mobile application on 250+ platforms and thousands of devices, including enhanced automotive dashes, on tablets, wearables and smartphones, on gaming consoles, via in-home entertainment (including smart televisions) and voice-controlled smart speaker devices. All of this is supported by the largest audio sales force in the United States, executing on the strategy of any seller, anywhere being able to sell anything, supported by our unique technology.

We lead in:
•Broadcast radio: We have a strong relationship with our consumers, and our broadcast radio audience has the largest reach of any audio company in the U.S., with an audience that is over twice as large as that of the next largest commercial broadcast radio company, as measured by Nielsen.
•Digital: Our iHeartRadio digital platform is the number one streaming broadcast radio platform, with five times the digital listening hours of the next largest commercial broadcast radio company, as measured by our subsidiary Triton.
•Podcasts: We are the number one podcast publisher, and we are two times the size of the next largest commercial podcast publisher as measured by downloads, according to Podtrac. We are the podcast industry leader and have the largest volume growth across all podcast publishers in global downloads, which increased 56% year over year.
•Ad Tech: We are the only company able to provide a complete ad tech solution for all forms of audio: on demand, broadcast radio, digital streaming radio and podcasting. For our advertising customers, the combination of these services creates a one-of-a-kind cross-platform advertising solution that spans all of audio with data targeting and attribution measurement solutions.

•Social media: Our personalities, stations and brands have a social footprint that includes 293 million fans and followers as measured by ListenFirst, which is twelve times the size of the next largest commercial broadcast audio media company. This social footprint was at the heart of delivering 28 billion social media impressions for our 2022 iHeartRadio Music Festival.
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
On March 14, 2018, we and certain of our subsidiaries filed the Chapter 11 Cases under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). We emerged from Chapter 11 on May 1, 2019. Our Class A common stock began trading on the Nasdaq Global Select Market on July 18, 2019.

We report our financial statements based on three reportable segments:
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
Multiplatform Group
The Multiplatform Group includes our Markets Group, which includes our 860+ broadcast radio stations in 160 markets; our Events business, which includes both live and virtual events; our SmartAudio suite of data targeting and attribution products; Premiere Networks, which includes the Premiere Networks syndication business and Total Traffic and Weather Network; BIN: Black Information Network and our National Sales Organization. The Multiplatform Group segment revenue was $2,597.2 million in 2022, $2,489.0 million in 2021 and $2,206.9 million in 2020.
According to Nielsen, for the full year of 2022, we have the most number one ranked station groups across the top 160 markets, and across the largest 50 markets, with 73 and 28 number one ranked station groups in these markets, respectively. With our broadcast radio platform alone, we have over twice the broadcast radio audience of our next closest broadcast competitor. We also have five times the digital listening hours of our next closest commercial radio broadcast competitor.
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
Our Multiplatform Group segment has the following revenue streams:
Broadcast Radio: Our primary source of revenue is derived from selling advertising time on our domestic broadcast radio stations, generating revenue of $1,887.4 million in 2022, $1,812.3 million in 2021 and $1,604.9 million in 2020. Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services.
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

Radio Stations
As of December 31, 2022, we owned and operated 864 radio stations, including 249 AM and 615 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
Radio broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the “Communications Act”). As described in “Regulation of Our iHeartMedia Business” below, the FCC grants us licenses in order to operate our radio stations. The following table provides the number of owned and operated radio stations in the top 25 Nielsen-ranked markets:

Nielsen Market Rank(1)	Market	Number of Stations
1	New York, NY	7
2	Los Angeles, CA	8
3	Chicago, IL	6
4	San Francisco, CA	6
5	Dallas-Ft. Worth, TX	8
6	Houston-Galveston, TX	7
7	Atlanta, GA	7
8	Washington, DC	6
9	Philadelphia, PA	6
10	Boston, MA	8
11	Seattle-Tacoma, WA	8
12	Miami-Ft. Lauderdale-Hollywood, FL	8
13	Phoenix, AZ	8
14	Detroit, MI	6
15	Minneapolis-St. Paul, MN	6
17	Tampa-St. Petersburg-Clearwater, FL	8
18	Denver-Boulder, CO	8
19	San Diego, CA	8
20	Nassau-Suffolk, NY	1
21	Charlotte-Gastonia-Rock Hill, NC-SC	5
22	Portland, OR	7
23	Baltimore, MD	4
24	St. Louis, MO	6
25	San Antonio, TX	7
	Total Top 25 Markets	158(2)

(1)Source: Fall 2022 NielsenAudio Radio Market Rankings.
(2)Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 158.

Networks: We enable advertisers to engage with consumers through our Premiere Networks and Total Traffic & Weather services. We generate broadcast advertising revenue from selling advertising on our programs featuring top personalities, and also generate revenue through the syndication of our programming to other media companies. Premiere Networks and Total Traffic & Weather generated revenue of $503.2 million in 2022, $503.1 million in 2021 and $485.0 million in 2020.
•Premiere Networks is a national radio network that produces, distributes or represents approximately 120 syndicated radio programs and services for more than 6,400 radio station affiliates. Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs featured top talent including Ryan Seacrest, Sean Hannity, Bobby Bones, Clay Travis and Buck Sexton, Glenn Beck, Steve Harvey, Elvis Duran, Dan Patrick, Colin Cowherd, and the Breakfast Club. We believe recruiting and retaining top talent is an important component of the success of our radio networks.
•Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates, sports and news to more than 2,000 radio stations and approximately 170 television affiliates, as well as through Internet and mobile partnerships, reaching over 200 million consumers each month. Total Traffic & Weather Network services more than 230 markets in the U.S. and Canada. It operates the largest broadcast traffic navigation network in North America.
Sponsorship & Events: We held live, in-person and virtual events, including eight major nationally-recognized tent pole events in 2022. Our eight major tentpole events include: the iHeartRadio Music Festival; the iHeartRadio Music Awards; iHeartRadio Wango Tango; the iHeartRadio Jingle Ball Tour; the iHeartCountry Festival; iHeartRadio ALTer Ego; the iHeartRadio Podcast Awards and iHeartRadio Fiesta Latina. In 2022, our live and virtual local and national tentpole events, including endorsement and appearance fees generated by on-air talent, resulted in revenue of $189.0 million in 2022, $160.3 million in 2021 and $107.7 million in 2020 from sponsorship, endorsement and other advertising revenue, as well as ticket sales and licensing.

Digital Audio Group
Our Digital Audio Group segment includes our fast-growing podcasting business - iHeartMedia is the number one podcast publisher in North America - as well as its industry-leading iHeartRadio digital service, available across more than 250 platforms and 2,000 devices; our digital sites, newsletters, digital services and programs; its audio technology companies and ad tech platforms, including Unified, Voxnest, Triton Digital, and Omny Studios; and its audio industry-leading social media footprint. Our Digital Audio segment revenue was $1,021.8 million in 2022, $834.5 million in 2021 and $474.4 million in 2020.
•Podcasting: Our multi-platform strategy, and the flywheel benefits it accrues, has enabled us to extend our leadership in the rapidly growing podcasting sector. iHeartMedia is the number one podcast publisher, as measured by Podtrac with 369 million global monthly downloads and streams and 30 million U.S. unique monthly users, in December 2022 and has the most shows featured in the Top 10 across all categories including Stuff You Should Know, The Breakfast Club, The Herd with Colin Cowherd, and many more. We also have the first podcast to pass 1 billion downloads with Stuff You Should Know. Podcasting generated revenue of $358.4 million in 2022, $252.6 million in 2021 and $101.7 million in 2020.
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

In April 2021, we acquired Triton Digital, the global technology and services leader to the digital audio and podcast industry, giving us the only unified ad tech stack for all forms of audio media. Digital excluding podcast generated revenue of $663.4 million in 2022, $581.9 million in 2021 and $372.7 million in 2020.

Audio & Media Services Group:
We also provide services to broadcast industry participants through our Katz Media and RCS businesses, which accounted for revenues of $304.3 million in 2022, $248.0 million in 2021 and $274.7 million in 2020.
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
Broadening the scope of audio engagement
We continue to expand the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed. In the past few years we launched (i) BIN: Black Information Network, the first and only 24/7 national and local all news audio service dedicated to providing an objective, accurate and trusted source of continual news coverage with a Black voice and perspective; (ii) The Black Effect Podcast Network, a joint venture with Charlamagne Tha God developed to amplify Black voices, celebrate Black creators and invest in the Black community, with culturally relevant content across a variety of genres; (iii) My Cultura, a podcast venture dedicated to elevating Latinx voices and creators and to sharing the Latinx experience with millions of listeners; (iv) iHeartLand, a Metaverse experience that includes a variety of games and events; and (v) our broad range of sports programming. Our industry-leading audio sports assets include the largest sports podcast network in the industry, which has partnerships with the NFL and the NBA. We also have sports podcasts led by marquee talent like Colin Cowherd and Dan Patrick as well as the iHeart Sports Network, which reaches approximately 75 million Americans according to Nielsen, our sports talk and sports betting stations and our ongoing live coverage of professional teams on select stations across the country.

In addition, the proliferation of connected TVs, voice assistants, smart auto and other connected devices greatly increases the range of options for accessing and interacting with our content, with significant increases to listenership across these devices in 2022.

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

Employing technology to gain greater penetration of the full spectrum of advertising clients and segments
In addition to having sellers in approximately 160 local markets across the U.S., which few media companies can claim, we intend to extend our technology platform to address the clients that we do not currently reach through direct sales operations. As an indication of the size of the potential opportunity, we currently have approximately 45,000 total clients compared to millions of clients for some of our largest social and search competitors that utilize technology solutions for advertisers of all sizes. We continue to enhance our monetization capabilities utilizing our industry leading Ad Tech stack, taking advantage of programmatic marketplaces, our capabilities to target cohorts, and our ability to dynamically insert advertising. In 2020, we acquired Unified Enterprises Corp., which provides customers with a complete advertising solution across all forms of digital media, including the information and intelligence data that they need to make informed decisions about their advertising investments. Additionally, in 2020, we acquired Voxnest, Inc., a podcast programmatic technology solutions business that allows for the consolidation of the fragmented podcast marketplace and the best-in-class provider of podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving. With this acquisition, we are able to provide podcast advertisers with additional targetable inventory at scale by allowing the effective and efficient monetization across an entire range of podcast inventory on this one-of-a-kind programmatic platform. In 2021, we acquired Triton Digital, a global leader in digital audio and podcast technology and measurement services and announced the Triton Audio Marketplace, an innovative global open audio exchange that allows customers to aggregate audiences at scale across broadcast, podcast, and streaming - a first of its kind offering. These acquisitions, coupled with our leading broadcast footprint, establish us as the only company able to provide a complete set of advertising technology and measurement solutions for all forms of audio: on-demand, broadcast radio, digital streaming radio, and podcasting.

Utilizing our unique bundle of advertising inventory to drive uplift
While Broadcast Radio Cost Per Mille ("CPMs" or the cost of every 1,000 advertisement impressions) have historically been lower compared to other forms of advertising, we believe that our expanding portfolio of advertising products and services, including high-value digital products, may result in a CPM uplift for us. Although our primary focus is revenue, we also aim to maximize the value of our inventory. Moreover, we are continuing to develop platforms (including podcasts) that independently garner superior CPMs.

Leveraging the iHeartRadio master brand to expand our high-profile events platform
Audio is a social experience and an important extension of the medium is events. For our listeners, events are an opportunity to interact with fellow fans and engage with their favorite artists. For our advertising partners, they are a chance to reach a captivated and highly targeted audience directly tied to our high reach and strong engagement broadcast radio platform. They also provide an opportunity to extend into platforms like streaming cable and broadcast television, create ancillary licensing revenue streams, and generate ticket revenue. This is especially true with respect to our expansion into virtual events, which are live streamed over various networks and platforms. As with all of our platforms, the data collection from these sources is valuable to both our product creation process and our advertisers. Through our portfolio of major award shows, festivals and local live events and virtual events, we intend to continue to find innovative ways to integrate sponsorships and deliver unique advertising moments. In doing so, we will seek to create additional revenue opportunities through this platform.

Competition
We compete for share of our listeners’ time and engagement, a challenging task in today’s fragmented and multi-tasking world. We believe our national reach, the strength of our brand and assets, the quality of our programming and personalities, and the companionship nature of our medium allows us to compete effectively against both our legacy competition-cable and broadcast television, and other broadcast radio operators-as well as newer, digital competition, including streaming music and video services, social media, and other digital companies.

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
As of December 31, 2022, we own approximately 261 issued U.S. patents, 65 pending U.S. patent applications, 16 issued foreign patents and 20 pending foreign patent applications, in addition to 398 U.S. trademarks registrations, 35 U.S. trademark applications, 704 state trademark registrations, 30 state trademark applications, 514 foreign registered trademarks and 55 foreign trademark applications. The duration of our intellectual property rights vary from country to country, but our U.S. patents expire 20 years from the patent filing date.
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
Workforce Composition
As of December 31, 2022, we had approximately 11,000 employees. These employees represent the diverse and complex nature of iHeartMedia with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance. Our workforce is comprised of approximately 85% full time and 15% part time employees. We are a party to numerous collective bargaining agreements and/or union-represented bargaining units, none of which represent a significant number of employees, with approximately 8% of our workforce subject to collective bargaining agreements. We believe we maintain positive relationships with our union and non-union employees.

Total Rewards
We strive to create an environment that prioritizes the development and well-being of our employees. Our culture emphasizes collaboration, creativity, innovation, and respect - values that provide a foundation for success both inside and outside the workplace. We operate in a highly competitive environment and make significant investments in our people and strive to provide competitive pay and comprehensive benefits* including:

•Employer sponsored health insurance, including 100% Company-paid programs for assistance in managing ongoing or chronic health conditions;
•Company provided life insurance;
•Paid sick and vacation days;
•Paid parental leave for both primary and secondary caregivers;
•Mental health care and resources;
•Paid holidays, including spirit days so that our employees may volunteer in their community;
•401(k) plan and Company-matching contribution;
•An upgraded Employee Assistance Program, which is available to employees and their household members at no cost and provides services such as in person and telephonic counseling sessions, consultation on legal and financial matters and referrals for services such as child-care and relocation; and
•Various voluntary benefits including hospital indemnity, accident insurance, identity theft, pet health and legal insurance.
*Benefits eligibility varies depending on full-time and/or union status

Talent Development & Training
We are committed to supporting and developing our employees through global learning and development programs. We invest in a variety of employee training and compliance programs that give our employees the tools and information they need to make better decisions, to become better leaders and managers, to become better communicators and to work more collaboratively as a team. iHeartMedia employees engage in a variety of extensive training throughout the year and in 2022 our employees completed over 71,000 hours of training.
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

As a company, we value diversity and respect all voices, from both inside and outside our Company. Our Company reaches 90% of all Americans every month, so listening to, understanding and integrating input from diverse voices and views is critical to our success. One of our top priorities at iHeartMedia is to create an inclusive organizational culture to attract and develop a dynamic workforce that is as diverse as the audiences and communities we serve, which includes and supports gender identity, race, sexual orientation, ethnicity, religion, socioeconomic background, age, disability, national origin and more. We have continued to make important progress against that goal this past year and making investments across the Company, including forming key partnerships internally and externally, engaging in research and discussion, and closely collaborating with our leadership team to ensure implementation across the Company. This holistic approach is centered on creating real change with a sense of urgency and commitment based on the following priorities:

•Leadership Commitment – We continue to develop leaders through DE&I education to drive and coach inclusive management throughout their divisions while evolving our processes and procedures to support leadership accountability in delivering their divisions' DE&I goals.
•Workplace Culture – Using the foundation of our recently implemented career progression framework, we provide comprehensive learning and development opportunities for all employees, consistent performance management and skills development for career growth.
•Workforce Diversity – We continue to expand recruitment outreach to colleges and underrepresented communities in addition to year-round internship programs across multiple teams with the intention to hire our interns upon graduation. By leveraging our career framework, we are evolving our hiring and promotion practices to be based on skills, evaluations and data. We are also improving our onboarding experience to support employee success, inclusion, and retention.
•DE&I Sustainability – We continue to support infrastructure and integrated processes for a long-term systemic approach to drive and enhance a DE&I culture and seek to establish a strategic and systemic approach to our DE&I strategy for long-term sustainability and to enhance organizational effectiveness.
Workplace Safety
Employee health and safety in the workplace is of the utmost importance to our Company. We believe that all employees, regardless of job role or title, have a shared responsibility in the promotion of health and safety in the workplace. We are collectively committed to providing and following all safety laws and rules, including internal policies and procedures. This means carrying out company activities in ways that preserve and promote a clean, safe and healthy environment.
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
Transfer or Assignment of Licenses
The Communications Act prohibits the assignment of a license or the transfer of control of an FCC licensee without prior FCC approval. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including compliance with FCC’ rules and the “character” of the proposed licensees. Applications for license assignments or transfers involving a substantial change in ownership are subject to a 30‑day period for public comment, during which parties may petition to deny such applications.
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
Ownership Regulation
FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations. Under these rules, attributable interests generally include: (1)

officers and directors of a licensee and of its direct and indirect parent(s); (2) general partners and limited liability company managers; (3) limited partners and limited liability company members, unless properly “insulated” from management and operational activities; (4) a 5 percent or more direct or indirect voting stock interest in a corporate licensee or parent (except that, for a narrowly defined class of passive investors, a 20 percent voting threshold applies); and (5) combined equity and debt interests in excess of 33 percent of a licensee’s total asset value, if certain other conditions are met (the “EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15 percent of the broadcast time under a local marketing agreement (“LMA”), or sells more than 15 percent per week of the advertising time under a joint sales agreement (“JSA”), on a radio station in the same market is also generally deemed to have an attributable interest in that station.

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
In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. In June 2021, following the Supreme Court decision described above, the FCC sought comment to refresh the record in its 2018 quadrennial review, and that review remains pending. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule including whether the current version of the rule remains necessary in the public interest. In addition, on December 22, 2022, the FCC commenced the 2022 Quadrennial review of its broadcast ownership rules with initial comments due March 3, 2023, again seeking comment on the local radio ownership rule. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.
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
To the extent that our aggregate foreign ownership or voting percentages exceeds 25 percent, any foreign holder or “group” of holders, defined pursuant to FCC regulations, of our common stock whose ownership or voting percentage would exceed 5 percent or 10 percent (with the applicable percentage determined pursuant to FCC rules) must also obtain the FCC’s specific approval.

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
Equal Employment Opportunity
The FCC’s rules require broadcasters to engage in broad equal employment opportunity recruitment efforts, retain data concerning such efforts and report much of this data to the FCC and to the public via periodic reports filed with the FCC or placed in stations’ public files and websites. The FCC periodically audits for compliance with its equal employment opportunity rules and broadcasters can be sanctioned for noncompliance.
Technical Rules
Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations. Changes to these rules could negatively affect the operation of our stations.
Content, Licenses and Royalties
We must pay license fees to copyright owners of musical compositions (typically, songwriters and publishers) for the rights to broadcast and stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect license fees under such licenses and distribute them to copyright owners. We maintain public performance licenses from, and pay license fees to, various PROs including the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC LLC ("SESAC") and Global Music Rights LLC (“GMR”). These licenses periodically come up for renewal, and as a result certain of our PRO licenses are currently the subject of renewal negotiations pertaining to periods that commenced effective January 1, 2022 and continuing thereafter. The outcome of these renewal negotiations could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.
To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies). Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses. For music streams that do not qualify for statutory licenses, we must license performance rights directly from sound recording companies. From time to time, SoundExchange notifies us that certain calendar years are subject to routine audits of our royalty payments. The results of such audits could result in higher royalty payments for the subject years.
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
The CRB has issued a final determination establishing the royalty rates payable to SoundExchange for the public performance and reproduction of sound recordings by various non‑interactive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2021 through December 31, 2025 under the so‑called webcasting statutory license. The applicable rates set by the CRB are subject to an annual upward CPI-U adjustment under the terms of the CRB’s final determination, and therefore future increases in the costs of goods and services in the United States will likely have the corresponding effect of increasing certain of our music licensing costs. Furthermore, the CRB’s final determination of these webcasting statutory license royalties is currently the subject of pending appeals from various parties. The outcome of that appeal process could impact, and potentially increase, our royalty rates, and increased royalty rates resulting from that appeal process could significantly increase our expenses and adversely affect our business. Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances for set periods of time. Some of these conditions may be inconsistent with customary radio broadcasting practices.
Potential Changes
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
Privacy and Data Protection
Privacy and data protection legislation and regulation play a significant role in our business. We obtain information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, digital survey panels, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform. We collect personal information automatically from a Platform users' device, as well as directly from Platform users in several ways, including when a user uses or purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters. We also may obtain information about our listeners from other listeners and third parties. We use and share this information for a variety of business purposes including for analytics, attribution and to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity. In addition, we obtain audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws. Outside our consumer-facing businesses, we collect personal information from and about our employees and our business partners.
We are subject to a number of federal and state laws and regulations relating to consumer protection, information security, data protection and privacy. While many of these laws and regulations are still evolving, they have impacted, and will continue to impact our business by restricting our collection, use, retention, sharing and other processing of data, including both personal information and technical information related to users and devices, which also reduces our ability to effectively deliver relevant ads to our users, and by increasing compliance cost and risks.

In the area of information security and data protection, various laws and regulations in the United States and most countries require companies to implement measures and controls to protect certain types of information and to notify users and other third parties if there is a security breach. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act ("CCPA") empowers the California Attorney General to impose non-compliance penalties of up to $7,500 per violation for certain types of violations and provides a private right of action and minimum statutory damages for certain types of data breaches, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The EU and UK General Data Protection Regulation ("GDPR") provides potential fines up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater for certain types of non-compliance. The CCPA establishes data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates notice obligations and new limits on the "sale" of personal information and creates a potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

In addition, new comprehensive state privacy laws, including laws that are now effective or will take effect in the near term in the states of California, Colorado, Connecticut, Utah, and Virginia, give users enhanced rights to limit our use of personal information as well as other rights and certain remedies in the event we fail to comply. Compliance with these new laws entails substantial expenses, diverts resources from other initiatives and projects, and could limit the services we are able to offer. One of the laws that became effective in 2023, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data processing, and opt outs for certain uses of sensitive data. The CPRA also created a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement.

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
We derive revenues from the sale of advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. Macroeconomic uncertainty, including due to increased inflation, rising interest rates and the geo-political environment, during the year ended December 31, 2022 contributed to declines in our advertising revenues. This reduction in advertising revenues has had an adverse effect on our profit margins, cash flow and liquidity. If economic uncertainty continues or increases or economic conditions deteriorate, these conditions may continue to adversely impact our revenue, profit margins, cash flow and liquidity. In addition, inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs and increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.
In addition, we are required to evaluate our goodwill, indefinite-lived and definite-lived intangible assets for impairment. We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, including as a result of increased economic uncertainty or deteriorations in economic conditions, we may be exposed to impairment charges in the future.

The COVID-19 pandemic adversely impacted, and may in the future adversely impact, our business, results of operations and financial position. Other future pandemics or public health crises may have similar adverse impacts on our business, results of operations and financial position.
As a result of the COVID-19 pandemic, we experienced disruptions that have adversely impacted our business, results of operations and financial position and such disruptions may occur again in the future. The extent of future disruptions from COVID-19 or other pandemics or public health crises will depend on numerous evolving factors, including:
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
•goodwill or other impairment charges;
•limitations on our employee resources, including because of work-from-home, stay-at-home and shelter-in-place orders from federal or state governments, employee furloughs, or sickness of employees or their families;
•diversion of management resources;
•reduced capital expenditures; and
•impacts from prolonged remote work arrangements, including increased cybersecurity risks.
If we or our customers again experience prolonged shutdowns or other business disruptions due to the COVID-19 pandemic, our ability to conduct our business could be materially and adversely impacted, and our business, liquidity and financial results will be adversely affected. Other future pandemics or public health crises may cause similar adverse impacts to our business, liquidity and financial results.
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
Our terrestrial radio broadcasting operations face increasing competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems, other podcast streaming services, Internet-based streaming music services, as well as consumer products, such as portable digital audio players and other mobile devices, smart phones and tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These technologies and alternative media platforms, including those used by us, compete with our broadcast radio stations for audience share and advertising revenues. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting and digital operations. The capital expenditures necessary to implement these or other technologies could be substantial, and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns. Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.

Our business is dependent upon the performance of on-air talent and program hosts.
We employ or independently contract with many on-air personalities and hosts of syndicated radio programs, podcasts and other audio platforms, with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us, will be able to continue to perform their duties, will retain their audiences or will continue to be profitable. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or ratings and could result in increased expenses.
If events occur that damage our reputation and brand, our ability to grow our user base, advertiser relationships, and partnerships may be impaired and our business may be harmed.
We have developed a brand that we believe has contributed to our success. We also believe that maintaining and enhancing our brand is critical to growing our user base, advertiser relationships and partnerships. The iHeartRadio master brand ties together our radio stations, digital platforms, social media, podcasts, and events in a unified manner that reflects the quality and compelling nature of our listener experiences. Maintaining and enhancing our brand depends on many factors, including factors that are not entirely within our control. If we fail to successfully promote and maintain our brand or if we suffer damage to the public perception of our brand, our business may be harmed.
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
Our financial performance may be adversely affected by many factors within or beyond our control.
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
•natural catastrophes such as earthquakes, hurricanes, tornados, and floods, which could damage our facilities, interrupt our services and harm our business; and
•unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

Acquisitions, dispositions and other strategic investments or transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions of certain businesses as well as strategic dispositions. These acquisitions or dispositions could be material. Acquisitions, dispositions and other strategic initiatives involve numerous risks, including:
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
If our or our third-party providers' security measures are breached, we could lose valuable information, suffer disruptions to our business, and/or incur expenses and liabilities in the investigation and remediation of such incident, including regulatory penalties, private lawsuits, costs of notifications, costs of forensic investigations, and public relations and legal costs, as well as damages to our relationships with listeners, consumers, business partners, employees and advertisers.
We rely on information technology systems and networks to run our business. We operate some of these systems and networks ourselves, but we also rely on third-party providers for various products and services across both our internal and external-facing operations. We may be unable to anticipate or prevent cyberattacks and other security incidents, which we and certain of our third-party providers have experienced from time to time in the past, and which we expect to experience in the future. All websites and digital platforms are vulnerable to varying degrees to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions (for example, due to ransomware) due to unauthorized access or use of our or third-party computer systems, any of which could lead to system interruptions, delays, shutdowns, or theft or loss of critical data or personal information. Our hybrid working arrangement for employees also presents additional risks due to the prevalence of social engineering and other cyberattacks that are launched in relation to non-corporate and home networking environments and remote access into our computer networks.
A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our services and technical infrastructure to the satisfaction of our listeners may harm our reputation and our ability to retain existing listeners and attract new listeners. We cannot assure you that the systems and processes that we or our third-party providers have designed to protect our data and our listeners’ data, to prevent data loss and to prevent or detect security breaches will provide absolute security, particularly given that attackers are increasingly sophisticated and using novel techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. If an actual or perceived breach of our security occurs in relation to any systems or networks operated by us or by our third-party providers, we may incur significant response and remediation costs in protecting against or remediating cyber-attacks and we may face regulatory or civil liability, lose competitively sensitive business information, personal information, or suffer disruptions to our business operations, information processes and internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.
Global data privacy and security laws and industry standards are rapidly evolving. For example, in the event a domestic or EU/UK regulator or court were to determine we had not adequately complied with state privacy laws, the GDPR, and/or other data privacy, cybersecurity, consumer protection or related rules or regulations, we may be subject to regulatory and litigation proceedings, financial fines and penalties, injunctive requirements that negatively affect our business model, and/or costly remediation requirements. We may also be required to notify affected individuals and authorities in the event of a personal information breach. In addition, the CCPA and CPRA provide a private right of action to individuals and statutory damages for certain types of data breaches, and the GDPR provides potential fines up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater. We expect these and other developing rules and regulations to both increase upfront compliance costs and liability exposure in the event of a cyberattack or security incident.
Any losses, costs and/or liabilities directly or indirectly related to cyberattacks or other security incidents may materially impact our operations and results, and such losses, costs and/or liabilities may not be covered by, or may exceed the coverage limits of, any of our insurance policies.
We have engaged in restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.
We actively seek to adapt our cost structure to the changing economics of the industry. For example, we have undertaken modernization initiatives, which were designed to take advantage of the significant investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. There can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
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
We currently have a $450.0 million undrawn senior secured asset-based revolving credit facility, $4,319.7 million in principal amount of secured debt and $1,120.4 million in principal amount of unsecured debt. This substantial amount of indebtedness could have important consequences to us, including:
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
Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our outstanding equity securities, in tender offers, open market purchases, privately negotiated transactions or otherwise. These purchases could have a material negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
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
Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations. Nor can we be assured that our licenses will be renewed without conditions and for a full term. Beginning in June 2019 and continuing through April 2022, we (along with all other FCC radio broadcast licensees) submitted applications to renew the FCC licenses for each of our broadcast radio stations on an every two-month rolling schedule by state. A substantial majority of our licenses have been renewed without conditions for their full terms, although the non-renewal, or conditioned renewal, of a substantial number of our FCC licenses in a subsequent renewal cycle could have a materially adverse impact on our operations. Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.
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
Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could materially increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. For example, we are involved in pending negotiations with certain performing rights organizations related to royalty payments for the public performance of musical compositions, the outcome of which could cause us to owe increased royalty payments and adversely impact our business.
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
Regulations, third-party restrictions, and consumer concerns or litigation regarding data privacy and data protection, or any failure to comply with these regulations, could hinder our operations.
We utilize personal, demographic and other information from and about our listeners, consumers, business partners and advertisers as they interact with us. For example: (1) our broadcast radio station websites and our iHeartRadio digital platform collect personal information as users use our services register for our services, fill out their listener profiles, post comments, use our social networking features, participate in polls and contests and sign-up to receive email newsletters; (2) we use tracking technologies, such as “cookies,” to automatically manage and track our listeners’ interactions with us so that we can deliver relevant music content and advertising; (3) we accept credit cards as a method of payment from consumers, business partners and advertisers; however, the data collection related to processing such payments is handled by PCI-DSS compliant third-parties on our behalf; and (4) we collect precise location data about certain of our platform users for analytics, attribution and advertising purposes.
We are subject to limitations imposed by third parties that control the devices or platforms on which our users access our services. Changes to the policies promulgated by these third parties may adversely impact our advertising revenue. For example, Apple has updated its products and services to make it more difficult to track its users and has indicated they may impose additional restrictions in the future; likewise, some web browsers have begun to limit the use of third-party cookies, and others, such as Google, have announced an intention to do so. These changes may reduce our ability to effectively deliver relevant ads to our users and impact our ability to demonstrate to our business partners and advertisers the value of those advertisements that we are able to deliver.
Further changes in consumer rights, expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers, or to transfer employee data within the corporate group. New consumer rights, including the right for consumers to prevent the sale of their personal information, to prevent the "sharing" of their personal information for cross-context behavioral advertising, or to have their personal information deleted could lead to a depletion of our consumer database. Such new consumer rights and restrictions on our use of consumer data could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers. Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.
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
As of February 24, 2023, we had 121,779,597 shares of Class A common stock, 21,474,997 shares of Class B common stock and 5,111,312 Special Warrants outstanding. Each Special Warrant is currently exercisable for one share of Class A common stock or Class B common stock and each share of Class B common stock is currently convertible into one share of Class A common stock, in each case subject to the media ownership rules and alien ownership restrictions described in Part I, Item 1, “Business” of this report. Upon the exercise of any Special Warrants or the conversion of any shares of Class B common stock, your voting rights as a holder of Class A common stock will be proportionately diluted. The issuance of additional shares of Class A common stock would increase the number of our publicly traded shares, which could depress the market price of our Class A common stock.
Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.
Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board, including, but not limited to, the following:
•action by stockholders may only be taken at an annual or special meeting duly called by or at the direction of a majority of our Board; and
•advance notice for all stockholder proposals is required.

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
•risks related to the COVID-19 pandemic or other future pandemics;
•intense competition including increased competition from alternative media platforms and technologies;
•dependence upon the performance of on-air talent, program hosts and management as well as maintaining or enhancing our master brand;
•fluctuations in operating costs and other factors within or beyond our control;
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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of February 28, 2023:

Name	Age	Position at iHeartMedia	Principal Employment
Robert W. Pittman	69	Chairman and Chief Executive Officer	Same
Richard J. Bressler	65	President, Chief Operating Officer, Chief Financial Officer and Director	Same
Brad Gerstner	51	Director	Chief Executive Officer and Chief Investment Officer of Altimeter Capital Management, LP, a technology focused investment firm
Cheryl Mills	58	Director	Founder and Chief Executive Officer of the BlackIvy Group LLC, a private holding company that grows and builds businesses in Sub-Saharan Africa
Graciela Monteagudo	56	Director	Former Chief Executive Officer of LALA U.S., a producer and distributor of dairy-based products
James A. Rasulo	67	Director	Former Chief Financial Officer and Senior Executive Vice President at Walt Disney Company, a global mass media and entertainment conglomerate
Kamakshi Sivaramakrishnan	47	Director	Chief Executive Officer and President, Samooha Inc.
Samuel E. Englebardt	45	Director	Co-founder and Partner at Galaxy Digital and Founding General Partner of Galaxy Interactive
Michael B. McGuinness	46	Executive Vice President – Finance, Deputy Chief Financial Officer and Head of Investor Relations	Same
Scott D. Hamilton	53	Senior Vice President, Chief Accounting Officer and Assistant Secretary	Same
Jordan R. Fasbender	40	Executive Vice President, General Counsel and Secretary	Same

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock are quoted for trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol “IHRT.” There were 397 stockholders of record of our Class A common stock as of February 24, 2023.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B common stock. There were 21,474,997 shares of our Class B common stock outstanding on February 24, 2023. Holders of shares of the Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act of 1934, as amended (the “Communications Act”) and Federal Communications Commission (“FCC”) regulations. There were 27 stockholders of record of our Class B common stock as of February 24, 2023. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
On November 5, 2020, the FCC issued the Declaratory Ruling, which permits the Company to be up to 100% foreign-owned, subject to certain conditions. On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of the Company's Class A common stock or Class B common stock, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, (a) subject to certain exceptions, such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock or total equity, or (b) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. There were 5,111,312 Special Warrants outstanding on February 24, 2023.
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

Stock Performance Graph
The following chart provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for iHeartMedia, Inc., our Radio Index* and the Nasdaq Stock Market Index for the period from July 18, 2019, the day our Class A common stock was listed and began trading on the Nasdaq, through December 31, 2022.

Indexed Stock Price Close
(Price Adjusted for Stock Splits and Dividends)
Source: Yahoo Finance

*    We have constructed a peer group index comprised of other radio companies that includes Cumulus Media, Beasley Broadcast Group, and Audacy, Inc.

	07/18/19	12/31/19	03/31/20	06/30/20	09/30/20	12/31/20	03/31/21	06/30/21	09/30/21	12/31/21	03/31/22	06/30/22	09/30/22	12/31/22
iHeartMedia, Inc.	1,000	1,024	443	506	492	787	1,100	1,632	1,516	1,275	1,147	478	444	372
Radio Index*	1,000	966	422	439	344	489	817	876	766	592	569	354	285	241
Nasdaq Stock Market Index	1,000	1,093	938	1,226	1,361	1,570	1,614	1,767	1,760	1,906	1,733	1,344	1,289	1,275

Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2022 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	72	$7.43	—	$—
November 1 through November 30	3,336	8.96	—	—
December 1 through December 31	1,042	7.80	—	—
Total	4,450	$8.67	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2022 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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
We report based on three reportable segments:
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
Our segment profitability metric is Segment Adjusted EBITDA, which is reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding Restructuring expenses (as defined below) and share-based compensation expenses.
We have transitioned our business from a single platform radio broadcast operator to a company with multiple platforms including digital, podcasting, networks and events, as well as ad technology capabilities. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe the presentation of our results by segment provides insight into our broadcast radio business and our digital business. We believe that our ability to generate cash flow from operations from our business initiatives and our current cash on hand will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months.
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
Management looks at our Multiplatform Group's operations’ overall revenue as well as from each revenue stream including Broadcast Spot, Networks, and Sponsorship and Events. We periodically review and refine our selling structures in all regions and markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

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
Management also monitors revenue generated through our programmatic ad-buying platform, and our data analytics advertising product, to measure the success of our enhanced marketing optimization tools. We have made significant investments so we can provide the same ad-buying experience that once was only available from digital-only companies and enable our clients to better understand how our assets can successfully reach their target audiences.
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
Digital Audio Group
The primary source of revenue in the Digital Audio Group segment is the sale of advertising on the Company’s podcast network, iHeartRadio mobile application and website, and station websites. Revenues for digital advertising are recognized over time based on impressions delivered or time elapsed, depending upon the terms of the contract. Digital Audio Group’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.

Through our Digital Audio Group, we continue to expand the choices for listeners. We derive revenue in this segment by developing and delivering our content and selling advertising across multiple digital distribution channels, including via our iHeartRadio mobile application, our station websites and other digital platforms that reach national, regional and local audiences.

Our strategy has enabled us to extend our leadership in the growing podcasting sector, and iHeartMedia is the number one podcast publisher in America. Our reach now extends across more than 250 platforms and thousands of different connected devices, and our digital business is comprised of streaming, subscription, display advertisements, and other content that is disseminated over digital platforms.

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

Economic Conditions
Our advertising revenue is correlated to changes in economic conditions. The recovery from COVID-19 positively impacted our revenues in the first half of 2022. However, increasing interest rates and historically high inflation have contributed to a more challenging macroeconomic environment. This challenging environment has led to market uncertainty which impacted our 2022 revenue growth, particularly in the second half of 2022. GDP decreased in the first half of 2022 and increased in the second half of 2022, while there was an increase in GDP in each quarter in 2021. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on our ability to generate revenue.
Cost Savings Initiatives
We have implemented key modernization initiatives and operating-expense-saving initiatives to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint, and we continue to explore opportunities for further efficiencies.
Impairment Charges
We perform our annual impairment test on our goodwill and indefinite-lived Federal Communication Commission ("FCC") licenses as of July 1 of each year. As discussed above, the current macroeconomic conditions have led to uncertainty, resulting in slowing broadcast revenue growth and declines in margins as inflation and interest rates have risen. These factors negatively impacted the key assumptions used in the discounted cash flow models that we utilized to value our FCC licenses and goodwill as of July 1, 2022, resulting in a significant decrease in the fair values of certain of our FCC licenses and reporting units.

Our FCC licenses are valued using a direct valuation approach, with the key assumptions being market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, and estimated start-up capital costs. This data is populated using industry normalized information representing an average asset within a market. We obtained recent broadcast radio industry revenue projections, which we considered along with various other sources of data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of July 1, 2022.

Considerations in developing these assumptions included the extent of the economic downturn, ranges of expected timing of recovery, discount rates and other factors. Based on our testing, the estimated fair value of the FCC licenses was below their carrying values. As a result, in the third quarter of 2022 we recognized a non-cash impairment charge of $302.1 million on our FCC licenses. The fair values of our reporting units were also reevaluated as of July 1, 2022 as part of our annual impairment assessment and no goodwill impairment was recorded as the estimated fair values of our reporting units exceeded the carrying values of the reporting units’ net assets, including goodwill.

As discussed above, our annual impairment testing resulted in a significant decrease in the fair values of our reporting units. However, the decrease in fair values did not result in carrying amounts exceeding fair values of our reporting units, accordingly, the annual impairment test did not result in any impairment of our goodwill balance. The goodwill impairment test requires us to measure the fair value of our reporting units and compare the estimated fair value to the carrying value, including goodwill. Each of our reporting units is valued using a discounted cash flow model that requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. As with the impairment testing we performed on our FCC licenses described above, the deterioration in market conditions and uncertainty in the markets impacted the assumptions used to estimate the discounted future cash flows of our reporting units for purposes of performing the annual goodwill impairment test.

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

No impairment was required as part of the 2021 annual impairment testing. For more information, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges and annual impairment tests.

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the year ended December 31, 2022, we recognized non-cash impairment charges of $9.4 million, as a result of these cost-savings initiatives.

Executive Summary
Our revenues for the year ended 2022 increased across our Multiplatform Group, Digital Audio Group and Audio & Media Services Group segments as a result of the continued increased demand for digital advertising, including podcasting, as well as the recovery from the macroeconomic effects of COVID-19 and political revenue.
The key developments in our business for the year ended December 31, 2022 are summarized below:
•Consolidated Revenue of $3,912.3 million increased $353.9 million, or 9.9%, during 2022 compared to Consolidated Revenue of $3,558.3 million in 2021.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group increased $108.2 million and $22.4 million, respectively, compared to 2021.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $187.3 million and $48.4 million, respectively, compared to 2021.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group increased $56.3 million and $36.7 million, respectively, compared to 2021.
•Operating income of $56.9 million was down $98.0 million from Operating income of $154.9 million in 2021 due to the non-cash impairment charge of $302.1 million on our FCC licenses.
•Net loss of $262.7 million in 2022 increased $104.3 million compared to Net loss of $158.4 million in 2021.
•Adjusted EBITDA(1) of $950.3 million, was up $139.2 million from $811.1 million in 2021.
•Cash flows provided by operating activities of $420.1 million increased $89.5 million compared to 2021.
•Free cash flow(2) of $259.1 million improved from $147.2 million in 2021.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Year Ended December 31,		%
	2022	2021	Change
Revenue	$3,912,283	$3,558,340	9.9%
Operating income	$56,860	$154,857	(63.3)%
Net loss	$(262,670)	$(158,389)	65.8%
Cash provided by operating activities	$420,075	$330,573	27.1%

Adjusted EBITDA(1)	$950,289	$811,133	17.2%
Free cash flow(2)	$259,106	$147,201	76.0%

(1) For a definition of Adjusted EBITDA, and a reconciliation to Operating income, the most closely comparable GAAP measure, and to Net Loss, please see “Reconciliation of Operating Income to Adjusted EBITDA” and “Reconciliation of Net Loss to EBITDA and Adjusted EBITDA” in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.
The table below presents the comparison of our historical results of operations for the year ended December 31, 2022 to the year ended December 31, 2021:

(In thousands)	Year Ended December 31,
	2022	2021
Revenue	$3,912,283	$3,558,340
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,480,326	1,324,657
Selling, general and administrative expenses (excludes depreciation and amortization)	1,592,946	1,519,355
Depreciation and amortization	445,664	469,417
Impairment charges	311,489	57,734
Other operating expense, net	24,998	32,320
Operating income	56,860	154,857
Interest expense, net	341,674	332,384
Gain (loss) on investments, net	(1,045)	43,643
Equity in loss of nonconsolidated affiliates	(11)	(1,138)
Gain (loss) on extinguishment of debt	30,214	(11,600)
Other expense, net	(2,295)	(3,376)
Loss before income taxes	(257,951)	(149,998)
Income tax expense	(4,719)	(8,391)
Net loss	(262,670)	(158,389)
Less amount attributable to noncontrolling interest	1,993	810
Net loss attributable to the Company	$(264,663)	$(159,199)
The table below presents the comparison of our revenue streams for the year ended December 31, 2022 to the year ended December 31, 2021:

(In thousands)	Year Ended December 31,		%
	2022	2021	Change
Broadcast Radio	$1,887,433	$1,812,252	4.1%
Networks	503,244	503,052	—%
Sponsorship and Events	188,985	160,322	17.9%
Other	17,528	13,392	30.9%
Multiplatform Group	2,597,190	2,489,018	4.3%
Digital, excluding Podcast	663,392	581,918	14.0%
Podcast	358,432	252,564	41.9%
Digital Audio Group	1,021,824	834,482	22.5%
Audio & Media Services Group	304,302	247,957	22.7%
Eliminations	(11,033)	(13,117)
Revenue, total	$3,912,283	$3,558,340	9.9%

Consolidated results for the year ended December 31, 2022 compared to the consolidated results for the year ended December 31, 2021 were as follows:
Revenue
Consolidated revenue increased $353.9 million during the year ended December 31, 2022 compared to 2021. The increase in Consolidated revenue is attributable to the growth of our operating businesses and the continued recovery from the macroeconomic effects of COVID-19. Multiplatform revenue increased $108.2 million, primarily resulting from an increase in political advertising revenue as 2022 was a midterm election year, strengthening demand for broadcast advertising, and the return of live events during the year ended December 31, 2022 compared to 2021. Digital Audio revenue increased $187.3 million, driven primarily by continuing increases in demand for podcasting and digital advertising. Audio & Media Services revenue increased $56.3 million primarily due to increases in political advertising revenue and the increase in third-party digital revenue.
Direct Operating Expenses
Consolidated direct operating expenses increased $155.7 million during the year ended December 31, 2022 compared to 2021. The increase in Consolidated direct operating expenses was primarily driven by higher variable content costs resulting from our increase in revenue, including talent costs, content costs, profit sharing expenses, third-party digital costs, and production costs related to the return of local and national live events.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $73.6 million during the year ended December 31, 2022 compared to 2021. The increase in Consolidated SG&A expenses was driven primarily by higher employee compensation costs related to increased workforce due to investments in key infrastructure to support our growing digital operations, increased sales commission expenses as a result of higher revenue, increased bad debt, and higher trade and barter expenses. These increases were partially offset by lower variable bonus expense.
Depreciation and Amortization

Depreciation and amortization decreased $23.8 million during 2022 compared to 2021, primarily as a result of certain intangible assets being fully amortized, partially offset by increased depreciation of capital expenditures related to IT and real estate optimization initiatives.
Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. We recognized non-cash impairment charges of $302.1 million on our indefinite-lived FCC licenses during the year ended December 31, 2022 primarily as a result of an increase in the discount rate used in our fair value calculations due to higher market interest rates compared to the prior year. See above under "Impairment Charges" and Item 8, Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, for further discussion of the impairment charges. No impairment charges were recorded for our goodwill for the year ended December 31, 2022. The annual impairment test performed on our goodwill and FCC licenses as of July 1, 2021 did not result in impairment.
In addition, as part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the years ended December 31, 2022 and 2021, we recognized non-cash impairment charges of $9.4 million and $57.7 million, respectively, as a result of these cost-savings initiatives.
Other Operating Expense, Net
Other operating expense, net of $25.0 million in 2022 and $32.3 million in 2021, related primarily to non-cash net book losses recognized on asset disposals in connection with our real estate optimization initiatives.
Interest Expense, Net
Interest expense, net increased $9.3 million during 2022 compared to 2021 primarily as a result of an increase in LIBOR borrowing rates during 2022, partially offset by the impact of the $250.0 million voluntary repayment made in July 2021 on our term loan credit facilities in connection with a repricing transaction and the 2022 repurchases of $329.6 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash.

Gain (Loss) on Investments, net
During the year ended December 31, 2022, we recognized a loss on investments, net of $1.0 million, respectively, in connection with changes in the value of our investments. During the year ended December 31, 2021, we recognized gain on investments, net of $43.6 million, primarily related to the sale of our investment in the San Antonio Spurs, partially offset by impairments of certain investments.
Gain (Loss) on Extinguishment of Debt
During the year ended December 31, 2022, we recognized a gain on extinguishment of debt of $30.2 million in connection with the repurchase of $329.6 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash.
During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $11.6 million primarily related to the write-off of unamortized debt issuance costs related to the $250.0 million voluntary repayment made in July 2021 on our term loan credit facilities in connection with a repricing transaction and finance lease termination payments.

Income Tax Expense (Benefit)
The effective tax rates for the years ended December 31, 2022 and 2021 were (1.8)% and (5.6)%, respectively. The effective tax rates for both years were primarily impacted by the increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.
Net Loss Attributable to the Company
Net loss attributable to the Company increased to $264.7 million during the year ended December 31, 2022 compared to Net loss attributable to the Company of $159.2 million during the year ended December 31, 2021, primarily as a result of the non-cash impairment of FCC licenses of $302.1 million, partially offset by the increase in revenue from the recovery from the macroeconomic effects of the COVID-19 pandemic in the first half of 2022 and political revenue growth as 2022 was a midterm election year.

Multiplatform Group Results

(In thousands)	Year Ended December 31,		%
	2022	2021	Change
Revenue	$2,597,190	$2,489,018	4.3%
Operating expenses(1)	1,831,491	1,745,680	4.9%
Segment Adjusted EBITDA	$765,699	$743,338	3.0%
Segment Adjusted EBITDA margin	29.5%	29.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group increased $108.2 million compared to 2021, primarily as a result of political advertising revenue and the recovery from the impact of the COVID-19 in the first half of the year. Broadcast revenue increased $75.2 million, or 4.1%, year-over-year, while Networks revenue was flat year-over-year. Revenue from Sponsorship and Events increased by $28.7 million, or 17.9%, year-over-year, primarily as a result of the return of live events.

Operating expenses increased $85.8 million, driven primarily by higher travel and event costs in connection with the return of live events, increased bad debt, higher trade and barter expense, as well as higher sales commission, talent and profit share costs, all driven by higher revenue. These increases were partially offset by lower variable bonus expense based on financial performance and by lower rent and utilities as a result of our real estate optimization initiatives.

Digital Audio Group Results

(In thousands)	Year Ended December 31,		%
	2022	2021	Change
Revenue	$1,021,824	$834,482	22.5%
Operating expenses(1)	712,786	573,835	24.2%
Segment Adjusted EBITDA	$309,038	$260,647	18.6%
Segment Adjusted EBITDA margin	30.2%	31.2%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased $187.3 million compared to the prior year, led by Podcast revenue which increased by $105.9 million, or 42%, year-over-year, driven by higher revenues from the development of new podcasts and growth from existing podcasts. Digital, excluding Podcast revenue, increased by $81.5 million, or 14%, year-over-year, driven by increased demand for digital advertising. Digital Audio Group revenues increased as a result of general increased demand for digital advertising, the growing popularity of podcasting, the continued addition of premium content to our industry-leading podcast business and our improving ability to monetize our digital audiences and inventory utilizing our sales force and advertising technology platforms, partially driven by investments in the digital space.

Operating expenses increased $139.0 million in connection with our Digital Audio Group’s revenue growth, including the increase in content and production costs primarily resulting from the development of new podcasts, and higher third-party digital costs due to higher revenue. In addition, operating expenses increased due to investments in increased headcount and key infrastructure to support our growing digital operations.
Audio & Media Services Group Results

(In thousands)	Year Ended December 31,		%
	2022	2021	Change
Revenue	$304,302	$247,957	22.7%
Operating expenses(1)	191,407	171,766	11.4%
Segment Adjusted EBITDA	$112,895	$76,191	48.2%
Segment Adjusted EBITDA margin	37.1%	30.7%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group increased $56.3 million compared to 2021 due to an increase in political advertising revenue as 2022 was a midterm election year and the increase in third-party digital revenues.

Operating expenses increased $19.6 million primarily as a result of higher employee compensation related to the increased level of political advertising, higher merchandising costs and a new purchase agreement with third-parties for specific inventory spots.

Non-GAAP Financial Measures

Reconciliations of Operating Income to Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2022	2021
Operating income	$56,860	$154,857
Depreciation and amortization	445,664	469,417
Impairment charges	311,489	57,734
Other operating expense, net	24,998	32,320
Share-based compensation expense	35,457	23,543
Restructuring expenses	75,821	73,262
Adjusted EBITDA(1)	$950,289	$811,133

Reconciliations of Net Loss to EBITDA and Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2022	2021
Net loss	$(262,670)	$(158,389)
Income tax expense	4,719	8,391
Interest expense, net	341,674	332,384
Depreciation and amortization	445,664	469,417
EBITDA	$529,387	$651,803
(Gain) loss on investments, net	1,045	(43,643)
(Gain) loss on extinguishment of debt	(30,214)	11,600
Other expense, net	2,295	3,376
Equity in loss of nonconsolidated affiliates	11	1,138
Impairment charges	311,489	57,734
Other operating expense, net	24,998	32,320
Share-based compensation expense	35,457	23,543
Restructuring expenses	75,821	73,262
Adjusted EBITDA(1)	$950,289	$811,133
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Gain on investments, net, (Gain) loss on extinguishment of debt, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliations of Cash provided by operating activities to Free cash flow

(In thousands)	Year Ended December 31,
	2022	2021
Cash provided by operating activities	$420,075	$330,573
Purchases of property, plant and equipment	(160,969)	(183,372)
Free cash flow(1)	$259,106	$147,201
(1)We define Free cash flow as Cash provided by operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.

Share-Based Compensation Expense
On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the prior plan. Pursuant to our 2021 Plan, we may grant restricted stock units covering, and options to purchase, shares of the Company's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $35.5 million and $23.5 million for the years ended December 31, 2022 and 2021, respectively.
In August 2020, we issued performance-based restricted stock units (“Performance RSUs”) to certain key employees. Such Performance RSUs vested upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which were measured over an approximately 15-month period from the date of issuance.
On March 28, 2022, we issued performance-based restricted stock units ("Q1 2022 Performance RSUs") to certain executives. The Q1 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance.

On May 9, 2022, we issued performance-based restricted stock units ("Q2 2022 Performance RSUs") and restricted stock units ("2022 RSUs") to certain key employees. The Q2 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Diversity, Equity and Inclusion goals, and continued service. The Q2 2022 Performance RSUs are measured over a performance period ending December 31, 2024 and vest on the third anniversary of the date of issuance (to the extent earned). The 2022 RSUs vest upon continued service. The 2022 RSUs are being recognized ratably over a 3-year period from the date of issuance.

As of December 31, 2022 there was $46.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.2 years. In addition, as of December 31, 2022, there were unrecognized compensation costs of $10.2 million from the Q1 2022 Performance RSUs and $12.1 million from the Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over a 3-year period from the date of issuance for the Q2 2022 Performance RSUs.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Year Ended December 31,
	2022	2021
Cash provided by (used for):
Operating activities	$420,075	$330,573
Investing activities	(129,226)	(346,790)
Financing activities	(306,108)	(352,124)
Free Cash Flow(1)	259,106	147,201
(1) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.
Operating Activities
Cash provided by operating activities of $420.1 million in 2022 increased from $330.6 million of cash provided by operating activities in 2021 primarily due to an increase in cash flows from operations as the Company's businesses recovered from the impact of the COVID-19 pandemic, continuing increases in demand for podcasting and digital advertising, and an increase in political revenue as 2022 was a midterm election year. These increases in cash provided by operating activities were partially offset by an increase in payment of bonuses in 2022. The Company did not pay bonuses to the vast majority of employees in 2021.
Investing Activities
Cash used for investing activities of $129.2 million in 2022 primarily reflects $161.0 million in cash used for capital expenditures. We spent $119.6 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $21.3 million in our Digital Audio Group segment primarily related to IT infrastructure, $8.2 million in our Audio & Media Services Group segment, primarily related to software, and $11.9 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by proceeds from the sale of certain properties related to our real estate optimization initiatives.
Cash used for investing activities of $346.8 million in 2021 primarily reflects the net cash payment made to acquire Triton Digital for $228.5 million. In addition, $183.4 million in cash was used for capital expenditures. We spent $130.9 million for capital expenditures in our Multiplatform Group segment, primarily related to our real estate optimization initiatives, $23.9 million in our Digital Audio Group segment, primarily related to IT infrastructure, $14.5 million in our Audio & Media Services Group segment, primarily related to software and $14.1 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by cash provided by investing activities primarily related to proceeds of $50.8 million received mostly from the sale of our investment in the San Antonio Spurs and proceeds from the sale of certain properties related to our real estate optimization initiatives.

Financing Activities

Cash used for financing activities totaled $306.1 million in 2022 primarily due to the 2022 repurchases of $329.6 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash.

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

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $336.2 million as of December 31, 2022, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "New ABL Facility"), which refinanced and replaced in its entirety the existing ABL Facility (the "Existing ABL Facility"). As of December 31, 2022, iHeartCommunications had no amounts outstanding under the New ABL Facility, a facility size of $450.0 million and $25.0 million in outstanding letters of credit, resulting in $425.0 million of borrowing base availability. Together with our cash balance of $336.2 million as of December 31, 2022 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $761.2 million.
We regularly evaluate the impact of economic conditions, including macroeconomic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which impacted our 2022 revenue growth, particularly in the second half of the year. For the year ended December 31, 2022, our revenues increased compared to the year ended December 31, 2021 due to growth in demand for digital advertising and the recovery from the macroeconomic effects of COVID-19 partially offset by market uncertainty from the challenging macroeconomic environment, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations.

Assuming the level of borrowings and interest rates at December 31, 2022, we anticipate that we will have approximately $381.2 million of cash interest payments in 2023 compared to $342.4 million of cash interest payments in 2022, primarily related to the increase in interest rates, including LIBOR. Future increases in interest rates could have a significant impact on our cash interest payments. For a description of the Company's future maturities of long-term debt, see Note 6, Long-Term Debt, and for a description of the Company's non-cancelable operating lease agreements, see Note 7, Commitments and Contingencies.

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

We frequently evaluate strategic opportunities. During the year ended December 31, 2022, we conducted repurchases of $329.6 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash, reflecting a discounted purchase price from the face value of the notes. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.

Tax Matters Agreement

In connection with the separation (the "Separation") of Clear Channel Outdoor Holdings, Inc. as part of our plan of reorganization, we entered into the Tax Matters Agreement by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc., Clear Channel Holdings, Inc., and Clear Channel Outdoor Holding, Inc. (the "Outdoor Group"), to allocate the responsibility of iHeartMedia and its subsidiaries, on the one hand, and the Outdoor Group and its subsidiaries, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Separation.
1 Total available liquidity defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

The Tax Matters Agreement requires that iHeartMedia and iHeartCommunications indemnify the Outdoor Group and its subsidiaries, their respective directors, officers and employees, and hold them harmless, on an after-tax basis, from and against certain tax claims related to the Separation. In addition, the Tax Matters Agreement requires that the Outdoor Group indemnify iHeartMedia for certain income taxes paid by iHeartMedia on behalf of the Outdoor Group and its subsidiaries.

Sources of Capital
As of December 31, 2022 and December 31, 2021, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	December 31,
	2022	2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023	—	—
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt	4,462	5,350
Total consolidated secured debt	$4,319,714	$4,320,602

8.375% Senior Unsecured Notes due 2027(2)	1,120,366	1,450,000
Other Subsidiary Debt	52	90
Original issue discount	(10,569)	(13,454)
Long-term debt fees	(15,396)	(18,370)
Total Debt	5,414,167	5,738,868
Less: Cash and cash equivalents	336,236	352,129
Net Debt[3]	$5,077,931	$5,386,739
1 On May 17, 2022, we entered into a $450.0 million New ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the
Existing ABL Facility. For more information about the New ABL Facility, refer to Note 6, Long-Term Debt.

2 During 2022, we repurchased $329.6 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash, excluding accrued interest. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $30.2 million.

3Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

Our New ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the New ABL Facility occur. As of December 31, 2022, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended December 31, 2022. Other than our New ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of December 31, 2022, we were in compliance with all covenants related to our debt agreements in all material respects. For additional information regarding our debt, refer to Note 6, Long-Term Debt.

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

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the year ended December 31, 2022, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of December 31, 2022, we were in compliance with all covenants related to our debt agreements.
Uses of Capital
Capital Expenditures
Capital expenditures for the years ended December 31, 2022 and 2021 and were as follows:

(In thousands)	Year Ended December 31,
	2022	2021
Multiplatform Group	$119,624	$130,894
Digital Audio Group	21,261	23,907
Audio and Media Services Group	8,172	14,515
Corporate	11,912	14,056
Total capital expenditures	$160,969	$183,372

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
We have future cash obligations under various types of contracts. We lease office space, certain broadcast facilities and equipment. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance We also have non-cancellable contracts in our radio broadcasting operations related to program rights and music license fees. In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts. These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2022, approximately 41.7% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2022 would have changed by $19.6 million.
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
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employee compensation, equipment, and third party services. Although we are unable to determine the exact impact of inflation, we believe the impact will continue to be immaterial considering the actions we may take in response to these higher costs that may arise as a result of inflation.
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

(In thousands)
Description	Revenue Growth Rate	Profit Margin	Discount Rate
FCC licenses	$228,765	$161,722	$264,227

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

We review definite-lived intangible assets for impairment when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

We use various assumptions in determining the remaining useful lives of assets to be disposed of prior to the end of their useful lives and in determining the current fair market value of definite-lived intangible assets that are determined to be unrecoverable. Estimated useful lives and fair values are sensitive to factors including contractual commitments, regulatory requirements, future expected cash flows, industry growth rates and discount rates. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Goodwill
We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded. The impairment testing performed as of July 1, 2022 has resulted in a significant decrease in the fair values of our reporting units. The fair values of our Multiplatform, Digital, and RCS reporting units exceeded their carrying values by less than 15%.

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
•Revenues beyond 2026 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our Multiplatform and RCS Reporting units, 3.0% for our Digital Audio Reporting unit (beyond 2030), and 2.0% for our Katz Media reporting unit (beyond 2030).
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
We use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits ("UTBs") in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our UTBs may affect our income tax expense.  Settlement of uncertain tax positions may require use of our cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K, under the heading “Market Risk”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iHeartMedia, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter	As described in Note 4 to the consolidated financial statements, at December 31, 2022 the Company’s goodwill was $2.3 billion and FCC licenses with indefinite lives were $1.5 billion. Management conducts impairment tests for goodwill and indefinite-lived intangibles annually during the third quarter, or more frequently, if events or circumstances indicate the carrying value of goodwill or indefinite-lived intangibles may be impaired. The Company performed their annual impairment test as of July 1, 2022 on goodwill and indefinite-lived intangible assets which resulted in no impairment charges being recorded to goodwill, and an impairment charge of $302.1 million being recorded to FCC Licenses with indefinite lives.

Auditing management’s impairment tests for goodwill and intangible assets with indefinite lives was complex and highly judgmental and required the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting units and FCC licenses. In particular for goodwill, the fair value estimates in the discounted cash flow models of reporting units are sensitive to assumptions such as changes in projected revenue, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins, and discount rates. For FCC Licenses, the fair value estimates in the discounted cash flow models are sensitive to changes to the discount rate assumption. All of these assumptions are sensitive to and affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and FCC licenses impairment review process, including controls over management’s review of the significant assumptions described above. This included evaluating controls over the Company’s forecasting process used to develop the estimated future cash flows. We also tested controls over management’s review of the data used in their valuation models and review of the significant assumptions.

To test the estimated fair values of the Company’s reporting units and FCC licenses, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions mentioned above and estimates. We compared the projected cash flows to the Company’s historical cash flows and other available market forecast information, including third-party industry projections for the advertising industry. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and FCC licenses that would result from changes in the assumptions. In addition, for goodwill we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1986, but we are unable to determine the specific year.
San Antonio, Texas
February 28, 2023

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$336,236	$352,129
Accounts receivable, net of allowance of $29,171 in 2022 and $29,270 in 2021	1,037,827	1,030,380
Prepaid expenses	79,098	65,927
Other current assets	19,618	24,431
Total Current Assets	1,472,779	1,472,867
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	694,842	782,093
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,476,319	1,778,045
Other intangibles, net	1,419,670	1,666,600
Goodwill	2,313,403	2,313,581
OTHER ASSETS
Operating lease right-of-use assets	788,280	741,410
Other assets	170,594	126,713
Total Assets	$8,335,887	$8,881,309
CURRENT LIABILITIES
Accounts payable	$240,454	$206,007
Current operating lease liabilities	70,024	88,585
Accrued expenses	325,427	353,045
Accrued interest	64,165	67,983
Deferred revenue	131,084	133,123
Current portion of long-term debt	664	673
Total Current Liabilities	831,818	849,416
Long-term debt	5,413,503	5,738,195
Noncurrent operating lease liabilities	848,918	738,814
Deferred income taxes	483,810	558,222
Other long-term liabilities	73,332	80,897
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	9,609	8,410
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 122,370,425 and 120,633,937 shares in 2022 and 2021, respectively	123	120
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,477,181 and 21,590,192 shares in 2022 and 2021, respectively	21	22
Special Warrants, 5,111,312 and 5,304,430 issued and outstanding in 2022 and 2021, respectively	—	—
Additional paid-in capital	2,912,500	2,876,571
Accumulated deficit	(2,227,482)	(1,962,819)
Accumulated other comprehensive loss	(1,331)	(257)
Cost of shares (597,482 in 2022 and 389,814 in 2021) held in treasury	(8,934)	(6,282)
Total Stockholders' Equity	684,506	915,765
Total Liabilities and Stockholders' Equity	$8,335,887	$8,881,309

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Year Ended December 31,
	2022	2021	2020
Revenue	$3,912,283	$3,558,340	$2,948,218
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,480,326	1,324,657	1,137,807
Selling, general and administrative expenses (excludes depreciation and amortization)	1,592,946	1,519,355	1,395,010
Depreciation and amortization	445,664	469,417	402,929
Impairment charges	311,489	57,734	1,738,752
Other operating expense, net	24,998	32,320	11,344
Operating income (loss)	56,860	154,857	(1,737,624)
Interest expense, net	341,674	332,384	343,745
Gain (loss) on investments, net	(1,045)	43,643	(9,346)
Equity in loss of nonconsolidated affiliates	(11)	(1,138)	(379)
Gain (loss) on extinguishment of debt	30,214	(11,600)	—
Other expense, net	(2,295)	(3,376)	(7,751)
Loss before income taxes	(257,951)	(149,998)	(2,098,845)
Income tax benefit (expense)	(4,719)	(8,391)	183,623
Net loss	(262,670)	(158,389)	(1,915,222)
Less amount attributable to noncontrolling interest	1,993	810	(523)
Net loss attributable to the Company	$(264,663)	$(159,199)	$(1,914,699)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(1,074)	(451)	945
Other Comprehensive income (loss)	(1,074)	(451)	945
Comprehensive loss	(265,737)	(159,650)	(1,913,754)
Less amount attributable to noncontrolling interest	—	—	—
Comprehensive loss attributable to the Company	$(265,737)	$(159,650)	$(1,913,754)

Net loss attributable to the Company per common share:
Basic	$(1.79)	$(1.09)	$(13.12)
Weighted average common shares outstanding - Basic	148,058	146,726	145,979
Diluted	$(1.79)	$(1.09)	$(13.12)
Weighted average common shares outstanding - Diluted	148,058	146,726	145,979
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2019	57,776,204	6,904,910	81,046,593	$9,123	$65	$2,826,533	$112,548	$(750)	$(2,078)	$2,945,441
Net loss				(523)	—	—	(1,914,699)	—	—	(1,915,222)
Vesting of restricted stock and other	724,963			—	1	(23)	—	—	(1,121)	(1,143)
Share-based compensation				—	—	22,516	—	—	—	22,516
Conversion of Special Warrants to Class A and B Shares	6,205,617	2,095	(6,207,712)	—	6	(6)	—	—	—	—
Conversion of Class B Shares to Class A Shares	20,080	(20,080)		—	—	—	—	—	—	—
Other			(2,982)	(250)	—	—	(1,469)	(1)	—	(1,720)
Other comprehensive income				—	—	—	—	945	—	945
Balances at December 31, 2020	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net loss				810	—	—	(159,199)	—	—	(158,389)
Vesting of restricted stock and other	1,075,889			—	—	4,078	—	—	(3,083)	995
Share-based compensation				—	—	23,543	—	—	—	23,543
Conversion of Special Warrants to Class A and B Shares	47,197,139	22,337,312	(69,534,451)	—	70	(70)	—	—	—	—
Conversion of Class B Shares to Class A Shares	7,634,045	(7,634,045)		—	—	—	—	—	—	—
Other			2,982	(750)	—	—	—	—	—	(750)
Other comprehensive loss				—	—	—	—	(451)	—	(451)
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net loss				1,993	—	—	(264,663)	—	—	(262,670)
Vesting of restricted stock and other	1,430,359			—	2	472	—	—	(2,652)	(2,178)
Share-based compensation				—	—	35,457	—	—	—	35,457
Conversion of Special Warrants to Class A and B Shares	96,516	96,602	(193,118)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	209,613	(209,613)		—	—	—	—	—	—	—
Other				(794)	—	—	—	—	—	(794)
Other comprehensive loss				—	—	—	—	(1,074)	—	(1,074)
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2022, 2021, 2020, or 2019, respectively.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(262,670)	$(158,389)	$(1,915,222)
Reconciling items:
Impairment charges	311,489	57,734	1,738,752
Depreciation and amortization	445,664	469,417	402,929
Deferred taxes	(74,418)	(10,874)	(184,269)
Provision for doubtful accounts	14,236	4,144	38,273
Amortization of deferred financing charges and note discounts, net	6,234	5,930	4,758
Share-based compensation	35,457	23,543	22,516
Loss on disposal of operating and other assets	23,306	26,841	6,986
(Gain) loss on investments	1,045	(43,643)	9,346
(Gain) loss on extinguishment of debt	(30,214)	11,600	—
Barter and trade income	(40,652)	(16,276)	(10,502)
Equity in loss of nonconsolidated affiliates	11	1,138	379
Other reconciling items, net	692	890	656
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(20,867)	(205,200)	77,335
(Increase) decrease in prepaid expenses and other current assets	(13,362)	4,746	2,447
Increase in other long-term assets	(4,776)	(5,505)	(1,119)
Increase in accounts payable and accrued expenses	22,671	153,938	52,354
Decrease in accrued interest	(3,818)	(72)	(15,714)
Increase (decrease) in deferred income	2,707	8,229	(21,859)
Increase in other long-term liabilities	7,340	2,382	7,899
Net cash provided by operating activities	420,075	330,573	215,945
Cash flows from investing activities:
Business combinations	—	(245,462)	(62,050)
Proceeds from sale of investments	902	50,757	1,000
Proceeds from disposal of assets	36,830	37,463	2,041
Purchases of property, plant and equipment	(160,969)	(183,372)	(85,205)
Change in other, net	(5,989)	(6,176)	(3,599)
Net cash used for investing activities	(129,226)	(346,790)	(147,813)
Cash flows from financing activities:
Proceeds from long-term debt and credit facilities	—	—	779,750
Payments on long-term debt and credit facilities	(300,135)	(352,383)	(532,392)
Change in other, net	(5,973)	259	(6,178)
Net cash provided by (used for) financing activities	(306,108)	(352,124)	241,180
Effect of exchange rate changes on cash	(634)	(292)	257
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,893)	(368,633)	309,569
Cash, cash equivalents and restricted cash at beginning of period	352,554	721,187	411,618
Cash, cash equivalents and restricted cash at end of period	$336,661	$352,554	$721,187
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$342,393	$328,101	$357,168
Cash paid during the year for taxes	35,417	11,130	5,844
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
iHeartMedia, Inc. (the “Company,” "iHeartMedia," "we" or "us") was formed in May 2007 for the purpose of acquiring the business of iHeartCommunications, Inc., a Texas company (“iHeartCommunications”), which occurred on July 30, 2008. Prior to the consummation of the acquisition of iHeartCommunications, iHeartMedia had not conducted any activities, other than activities incident to its formation in connection with the acquisition, and did not have any assets or liabilities, other than those related to the acquisition. In 2018, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and in 2019, the Company emerged from Chapter 11 through a series of transactions that resulted in a decrease in the Company's debt ("Emergence").
The Company reports based on three reportable segments:
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

These reporting segments reflect how senior management operates the Company. This structure provides visibility into the underlying performances, results, and margin profiles of our distinct businesses and enables senior management to monitor trends at the operational level and address opportunities or issues as they arise via regular review of segment-level results and forecasts with operational leaders.

The Company's segment profitability metric is Segment Adjusted EBITDA which is reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding restructuring expenses and share-based compensation expenses. Restructuring expenses include severance and other expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle.

Economic Conditions
The Company's advertising revenue is correlated to changes in economic conditions. The recovery from COVID-19 positively impacted the Company's revenues in the first half of 2022. However, increasing interest rates and historically high inflation have contributed to a more challenging macroeconomic environment. This challenging environment has led to market uncertainty which impacted the Company's 2022 revenue growth, particularly in the second half of 2022. GDP decreased in the first half of 2022 and increased in the second half of 2022 while there was an increase in GDP in each quarter in 2021. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on the Company's ability to generate revenue.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The provisions of the CARES Act resulted in an increase to allowable interest deductions of $179.4 million during 2020. In addition, the Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, half of which was due and paid on January 3, 2022 and the other half was due and paid on January 3, 2023. In addition, the Company claimed $12.4 million in refundable payroll tax credits related to the CARES Act provisions, of which $0.7 million was received in 2020, $3.8 million was received in 2021 and $7.9 million was received in 2022.
As of December 31, 2022, the Company had $336.2 million in cash and cash equivalents. While the effects of COVID-19 may continue to negatively impact the results of operations, cash flows and financial position of the Company, the related financial

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impact is not expected to be material. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
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
Accounts receivable are recorded at the invoiced amount, net of reserves for sales allowances and allowances for credit losses. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of accounts receivable for each business unit, adjusted for relative improvement or deterioration in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number of its customers.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Leases
The Company enters into operating lease contracts for land, buildings, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases primarily include land and building lease contracts and leases of radio towers. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles and copiers. Operating leases are reflected on the Company's balance sheet within Operating lease right-of-use ("ROU") assets and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively. The Company's finance leases are included within Property, plant and equipment with the related liabilities included within Long-term debt.
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
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment." The Company elected to use the practical expedient to not separate non-lease components from the associated lease component for all classes of the Company's assets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company normally performs its annual impairment test for its FCC licenses using a direct valuation technique as prescribed in ASC 805-20-S99. The Company engages a third-party valuation firm to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses. The Company performs its annual impairment test on its FCC licenses on July 1 of each year. However, as a result of uncertainty related to COVID-19 and its negative impact on the Company's business and the public trading values of its debt and equity, the Company performed an interim impairment test on its indefinite-lived intangible assets as of March 31, 2020. For a complete discussion of our annual impairment tests as well as the interim test performed, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
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
The Company identified its reporting units in accordance with ASC 350-20-55. The Company's annual impairment test includes a full quantitative assessment, which involves the preparation of a fair value estimate for each reporting unit based on the most recent projected financial results, market and industry factors, including comparison to peer companies and the application of the Company's current estimated WACC. The Company performs its annual impairment test on its goodwill on July 1 of each year. However, as a result of uncertainty related to COVID-19 and its negative impact on the Company's business and the public trading values of its debt and equity, the Company performed an interim impairment test on its goodwill as of March 31, 2020. The Company performed another interim impairment test on goodwill as of January 1, 2021 as a result of the changes in the Company's management structure and its reportable segments effective at the beginning of 2021. For a complete discussion of our annual impairment tests as well as the interim tests performed, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments in notes receivable are evaluated for credit losses in accordance with ASC 326, Financial Instruments-Credit Losses, on a quarterly basis or when indicators of credit loss exist.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2022 and 2021.
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
The primary source of revenue in the Digital Audio Group segment is the sale of advertising on the Company’s podcast network, iHeartRadio mobile application and website, and station websites. Revenues for digital advertising are recognized over time based on impressions delivered or time elapsed, depending upon the terms of the contract. Digital Audio Group’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For revenue arrangements that contain multiple distinct goods or services, the Company allocates the transaction price to these performance obligations in proportion to their relative standalone selling prices or the best estimate of their fair values. The Company has concluded that the contractual prices for the promised goods and services in its standard contracts generally approximate management’s best estimate of standalone selling price as the rates reflect various factors such as the size and characteristics of the target audience, market location and size, and recent market selling prices. However, where the Company provides customers with free or discounted services as part of contract negotiations, management uses judgment to determine how much of the transaction price to allocate to these performance obligations. These free or discounted services are typically provided in the same performance period.
Contract Costs
Incremental costs of obtaining a contract primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. These costs are generally expensed when incurred because the period of benefit is one year or less.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $166.1 million, $166.1 million, and $167.2 million for the years ended December 31, 2022 and 2021, and 2020, respectively, which include $138.3 million, 130.1 million, and $133.0 million in barter advertising, respectively.
Share-Based Compensation
Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on market or service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on performance conditions, this cost is recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity, “Accumulated other comprehensive loss”. Foreign currency transaction gains and losses are included in Other expense, net in the Statement of Comprehensive Loss.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2022 presentation.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of the Interbank Offered Rate Transition on Financial Reporting to provide optional relief from applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of the temporary relief in Topic 848 to December 31, 2024. The guidance is effective upon issuance. The adoption of the standard did not have a material impact on the Company's financial position, results of operations, or cash flows.
New Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification 606. The amendments of ASU 2021-08 are effective for interim and annual periods beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.
Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$336,236	$352,129
Restricted cash included in:
Other current assets	425	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$336,661	$352,554

NOTE 2 – REVENUE
The Company generates revenue from several sources:
•The primary source of revenue in the Multiplatform Group segment is the sale of advertising on the Company’s radio stations. This segment also generates revenues from programming talent, network syndication, traffic and weather data, live and virtual events and other miscellaneous transactions.
•The primary source of revenue in the Digital Audio Group segment is the sale of advertising on the Company’s podcast network, iHeartRadio mobile application and website, and station websites.
•The Company also generates revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media, which is reported in the Company’s Audio and Media Services Group segment.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table shows revenue streams for the Company for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio and Media Services Group	Eliminations	Consolidated
Year Ended December 31, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$1,887,433	$—	$—	$—	$1,887,433
Networks(2)	503,244	—	—	—	503,244
Sponsorship and Events(3)	188,985	—	—	—	188,985
Digital, excluding Podcast(4)	—	663,392	—	(5,238)	658,154
Podcast(5)	—	358,432	—	—	358,432
Audio & Media Services(6)	—	—	304,302	(5,348)	298,954
Other(7)	16,140	—	—	(447)	15,693
Total	2,595,802	1,021,824	304,302	(11,033)	3,910,895
Revenue from leases(8)	1,388	—	—	—	1,388
Revenue, total	$2,597,190	$1,021,824	$304,302	$(11,033)	$3,912,283

Year Ended December 31, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$1,812,252	$—	$—	$—	$1,812,252
Networks(2)	503,052	—	—	—	503,052
Sponsorship and Events(3)	160,322	—	—	—	160,322
Digital, excluding Podcast(4)	—	581,918	—	(5,845)	576,073
Podcast(5)	—	252,564	—	—	252,564
Audio & Media Services(6)	—	—	247,957	(6,602)	241,355
Other(7)	11,958	—	—	(670)	11,288
Total	2,487,584	834,482	247,957	(13,117)	3,556,906
Revenue from leases(8)	1,434	—	—	—	1,434
Revenue, total	$2,489,018	$834,482	$247,957	$(13,117)	$3,558,340

Year Ended December 31, 2020
Revenue from contracts with customers:
Broadcast Radio(1)	$1,604,880	$—	$—	$—	$1,604,880
Networks(2)	484,950	—	—	—	484,950
Sponsorship and Events(3)	107,654	—	—	—	107,654
Digital, excluding Podcast(4)	—	372,687	—	—	372,687
Podcast(5)	—	101,684	—	—	101,684
Audio & Media Services(6)	—	—	274,749	(7,086)	267,663
Other(7)	7,276	—	—	(670)	6,606
Total	2,204,760	474,371	274,749	(7,756)	2,946,124
Revenue from leases(8)	2,094	—			2,094
Revenue, total	$2,206,854	$474,371	$274,749	$(7,756)	$2,948,218

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

	Year Ended December 31,
(In thousands)	2022	2021	2020
Consolidated:
Trade and barter revenues	$229,009	$175,519	$158,383
Trade and barter expenses	188,161	149,846	154,715

The Company recognized barter revenue of $40.7 million, $16.3 million and $10.5 million for the year ended December 31, 2022, 2021, and 2020, respectively, in connection with investments made in companies in exchange for advertising services.

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Deferred revenue from contracts with customers:
Beginning balance(1)	$161,114	$145,493	$162,068
Revenue recognized, included in beginning balance	(117,947)	(93,195)	(95,531)
Additions, net of revenue recognized during period, and other	114,743	108,816	78,956
Ending balance	$157,910	$161,114	$145,493
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.
The Company’s contracts with customers generally have a term of one year or less; however, as of December 31, 2022, the Company expects to recognize $320.8 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Leases
As of December 31, 2022, the future lease payments to be received by the Company are as follows:

(In thousands)
2023	$959
2024	723
2025	541
2026	425
2027	372
Thereafter	1,259
Total minimum future rentals	$4,279

NOTE 3 – LEASES
The following tables provide the components of lease expense included within the Consolidated Statement of Comprehensive Loss for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating lease expense	$144,592	$153,042	$151,448
Variable lease expense	32,398	31,516	31,451
Non-cash impairment of ROU assets(1)	8,683	44,311	8,043

(1)In addition to non-cash impairment of ROU assets, the Company recorded an additional $0.7 million and $13.4 million of non-cash impairments related to leasehold improvements in 2022 and 2021, respectfully. The amounts related to leasehold improvements were immaterial for 2020.
The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of December 31, 2022:

December 31, 2022
Operating lease weighted average remaining lease term (in years)	13.3
Operating lease weighted average discount rate	6.7%

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2023	$127,636
2024	134,136
2025	123,259
2026	112,557
2027	100,569
Thereafter	819,321
Total lease payments	$1,417,478
Less: Effect of discounting	498,535
Total operating lease liability	$918,943

The following table provides supplemental cash flow information related to leases for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$141,340	$136,780	$139,507
Lease liabilities arising from obtaining right-of-use assets(1)	173,235	74,745	56,243
(1) Lease liabilities from obtaining right-of-use assets includes new leases entered into during the years ended December 31, 2022, 2021, and 2020.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $87.2 million, $114.5 million, and $103.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2022 and 2021, respectively:

(In thousands)	December 31, 2022	December 31, 2021
Land, buildings and improvements	$340,692	$355,474
Towers, transmitters and studio equipment	215,655	180,571
Computer equipment and software	617,794	521,872
Furniture and other equipment	41,924	35,390
Construction in progress	29,091	64,732
	1,245,156	1,158,039
Less: accumulated depreciation	550,314	375,946
Property, plant and equipment, net	$694,842	$782,093

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
Annual Impairment Test on Indefinite-lived Intangible Assets
The Company performs its annual impairment test on indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. In addition, the Company tests for impairment of indefinite-lived intangible assets whenever events and circumstances indicate that such assets might be impaired.
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
The current macroeconomic conditions have led to uncertainty, resulting in slowing broadcast revenue growth and declines in margins as inflation and interest rates have risen. These factors negatively impacted the key assumptions used in the discounted cash flow models that we utilized to value our FCC licenses as of July 1, 2022, resulting in a significant decrease in the fair values of certain of our FCC licenses.
The key assumptions used in applying the direct valuation approach include market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, and estimated start-up capital costs. This data is populated using industry normalized information representing an average asset within a market. The Company obtained recent broadcast radio industry revenue projections which it considered along with various other sources of data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of July 1, 2022.
Considerations in developing these assumptions included the extent of the economic downturn, ranges of expected timing of recovery, discount rates and other factors. Based on the Company's testing, the estimated fair value of the FCC licenses was below their carrying values. As a result, in the third quarter of 2022 the Company recognized a non-cash impairment charge of $302.1 million on its FCC licenses.
While the Company believes it has made reasonable estimates and utilized reasonable assumptions to calculate the fair values of its indefinite-lived FCC licenses, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding current economic conditions.

No impairment was required as part of the 2021 annual impairment testing. As a result of the COVID-19 pandemic and the economic downturn starting in March 2020, the Company performed an interim impairment test as of March 31, 2020 on its indefinite-lived FCC licenses, resulting in a non-cash impairment charge of $502.7 million. No further impairment was recognized as a result of the Company's annual impairment test on indefinite-lived intangible assets in 2020.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2022, and December 31, 2021, respectively:

(In thousands)	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,455	$(633,352)	$1,646,402	$(459,620)
Talent and other contracts	338,900	(160,500)	338,900	(117,337)
Trademarks and tradenames	335,862	(122,403)	335,862	(88,252)
Other	18,443	(9,735)	17,794	(7,149)
Total	$2,345,660	$(925,990)	$2,338,958	$(672,358)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2022, 2021, and 2020 was $253.6 million, $280.6 million and $258.9 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2023	$245,900
2024	244,707
2025	213,514
2026	201,512
2027	176,171

Goodwill

The following tables present the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2021(1)	$1,462,217	$579,319	$104,399	$2,145,935
Acquisitions	1,267	168,031	—	169,298
Dispositions	(1,446)	—	—	(1,446)
Foreign currency	—	—	(206)	(206)
Balance as of December 31, 2021	$1,462,038	$747,350	$104,193	$2,313,581
Dispositions	(16)	—	—	(16)
Foreign currency	—	—	(162)	(162)
Balance as of December 31, 2022	$1,462,022	$747,350	$104,031	$2,313,403
(1) Goodwill balance is presented net of accumulated impairment losses of $1.2 billion related to the Multiplatform Group segment. No impairments were recorded in 2022 or 2021.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill Impairment
We perform our annual impairment test on our goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.
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
As with the impairment testing performed on the Company's FCC licenses described above, the Company engaged a third-party valuation firm to assist it in the development of the assumptions and the Company’s determination of the fair value of its reporting units as of July 1, 2022 as part of the annual impairment test. The deterioration in market conditions and uncertainty in the markets impacted the assumptions used to estimate the discounted future cash flows of our reporting units for purposes of performing the annual goodwill impairment test.
Although the impairment testing resulted in a significant decrease in the fair values of our reporting units, no goodwill impairment was recorded for 2022 as the estimated fair values of our reporting units exceeded the carrying values of the reporting units’ net assets, including goodwill.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our reporting units, it is possible a material change could occur to the estimated fair value of the reporting units as a result of the uncertainty regarding current economic conditions.
As a result of the changes in the Company's management structure and its reportable segments effective at the beginning of 2021, the Company performed an interim impairment test on goodwill as of January 1, 2021. No impairment charges were recorded in the first quarter of 2021 in connection with the interim impairment test.
The carrying values of the Company’s reporting units were based on estimated fair values determined upon our Emergence, and the rapid deterioration in economic conditions resulting from the COVID-19 pandemic resulted in lower estimated fair values determined in connection with our interim goodwill impairment testing as of March 31, 2020. The estimated fair value of one of the Company's reporting units was below its carrying value, including goodwill. The macroeconomic factors discussed above had an adverse effect on the Company's estimated cash flows used in the discounted cash flow model. As a result, the Company recognized a non-cash impairment charge of $1.2 billion in the first quarter of 2020 to reduce goodwill.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – INVESTMENTS

The following table summarizes the Company's investments in nonconsolidated affiliates and other securities:

(In thousands)	Available-for-Sale Debt Securities	Equity Method Investments	Other Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2020	$31,456	$11,065	$26,624	$1,429	$70,574
Purchases of investments	7,263	690	15,368	—	23,321
Equity in loss	—	(1,138)	—	—	(1,138)
Disposals	(426)	—	(1,172)	—	(1,598)
Gain (loss) on investments	(62)	—	(8,680)	2,801	(5,941)
Other	(4,363)	—	5,070	—	707
Balance at December 31, 2021	$33,868	$10,617	$37,210	$4,230	$85,925
Purchases of investments	13,458	2,813	25,102	—	41,373
Equity in income	—	(11)	—	—	(11)
Disposals	(239)	—	—	(326)	(565)
Gain (loss) on investments, net	(6,520)	—	11,332	(6,433)	(1,621)
Other	(1,454)	—	(1,407)	2,981	120
Balance at December 31, 2022	$39,113	$13,419	$72,237	$452	$125,221
Equity method investments in the table above are not consolidated, but are accounted for under the equity method of accounting. The Company records its investments in these entities on the balance sheet within “Other assets.” The Company's interests in the operations of equity method investments are recorded in the statement of comprehensive loss as “Equity in loss of nonconsolidated affiliates.” Other investments includes various investments in companies for which there is no readily determinable market value.
During 2022, the Company recorded $41.4 million for investments made in eleven companies in exchange for advertising services and cash. One of these investments is being accounted for under the equity method of accounting, eight of these investments are being accounted for under the measurement alternative and five of these investments are notes receivable that are convertible into cash or equity.
During 2021, the Company recorded $17.5 million for investments made in seven companies in exchange for advertising services and cash. One of these investments is being accounted for under the equity method of accounting, three of these investments are being accounted for under the measurement alternative and three of these investments are notes receivable that are convertible into cash or equity.
The Company recognized barter revenue of $40.7 million and $16.3 million in the year ended December 31, 2022 and 2021, respectively. The Company recognized non-cash investment impairments totaling $8.7 million on our investments for the year ended December 31, 2021, which was recorded in “Gain (loss) on investments, net.” There were no impairments recorded for the year ended December 31, 2022.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding as of December 31, 2022 and 2021 consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2023	—	—
Asset-based Revolving Credit Facility due 2027(1)(2)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(3)	4,462	5,350
Total consolidated secured debt	4,319,714	4,320,602

8.375% Senior Unsecured Notes due 2027(4)	1,120,366	1,450,000
Other unsecured subsidiary debt	52	90
Original issue discount	(10,569)	(13,454)
Long-term debt fees	(15,396)	(18,370)
Total debt	5,414,167	5,738,868
Less: Current portion	664	673
Total long-term debt	$5,413,503	$5,738,195

(1)On May 17, 2022, we entered into a $450.0 million senior secured asset-based revolving credit facility (the "New ABL Facility"), maturing in 2027, which refinanced and replaced in its entirety the Company's existing asset-based revolving credit facility (the "Existing ABL Facility"). Refer to the 'Asset-based Revolving Credit Facility due 2027' section below for more information.
(2)As of December 31, 2022, the New ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $25.0 million of outstanding letters of credit, resulting in $425.0 million of borrowing base availability.
(3)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2023 through 2045.
(4)During the year ended December 31, 2022, we repurchased of $329.6 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash, excluding accrued interest. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $30.2 million.

The Company’s weighted average interest rate was 6.9% and 5.4% as of December 31, 2022 and December 31, 2021, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.8 billion and $5.9 billion as of December 31, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC 820-10-35, Fair Value Measurement, the fair market value of the Company’s debt is classified as either Level 1 or Level 2. As of December 31, 2022 we were in compliance with all covenants related to the Company's debt agreements.
Asset-based Revolving Credit Facility due 2027
On May 17, 2022, iHeartCommunications, Inc. ("iHeartCommunications"), as borrower, entered into a Credit Agreement (the “New ABL Credit Agreement”) with iHeartMedia Capital I, LLC, the direct parent of iHeartCommunications, Inc., as parent guarantor, certain subsidiaries of iHeartCommunications, Inc. party thereto, Bank of America, N.A., as administrative and collateral agent, and each other lender party thereto from time to time, governing a new $450.0 million New ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the Existing ABL Facility. The New ABL Facility includes a letter of credit sub-facility and a swingline loan sub-facility.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Size and Availability
The New ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments. As of December 31, 2022, iHeartCommunications had no principal amounts outstanding under the New ABL Facility, a facility size of $450.0 million and $25.0 million in outstanding letters of credit, resulting in $425.0 million of borrowing base availability.
Interest Rate and Fees

Borrowings under the New ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate, (2) a term SOFR rate (which includes a credit spread adjustment of 10 basis points), or (3) for certain foreign currencies, a eurocurrency rate. The applicable margin for borrowings under the New ABL Facility range from 1.25% to 1.75% for both term SOFR and eurocurrency borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the New ABL Facility based on the most recent fiscal quarter.

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

Maturity

Borrowings under the New ABL Facility will mature, and lending commitments thereunder will terminate on May 17, 2027.

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

Guarantees and Security

The New ABL Facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications’ Term Loan Facility (as defined below). All obligations under the New ABL Facility, and the guarantees of those obligations, are secured by a perfected security interest in the accounts receivable and related assets of iHeartCommunications’ and the guarantors’ accounts receivable, qualified cash and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ Term Loan Facility in such accounts receivable, qualified cash and related assets and proceeds thereof, subject to permitted liens and certain exceptions.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Loan Facility due 2026

On May 1, 2019 (the "Effective Date"), iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A., as successor administrative and collateral agent, governing our term loan credit facility (the "Term Loan Facility"). On the Effective Date, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the Term Loan Facility to certain Claimholders pursuant to the Plan of Reorganization. The Term Loan Facility matures on May 1, 2026.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

iHeartCommunications may redeem the 6.375% Senior Secured Notes at its option, in whole or in part, at the redemption prices set forth in the 6.375% Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date.

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

iHeartCommunications may redeem the 5.25% Senior Secured Notes at its option, in whole or part, at the redemption prices set forth in the 5.25% Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date.

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

8.375% Senior Unsecured Notes due 2027

On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Unsecured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the $1,120.4 million aggregate principal amount of 8.375% Senior Notes due 2027 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The Senior Unsecured Notes mature on May 1, 2027 and bear interest at a rate of 8.375% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

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

iHeartCommunications could redeem the Senior Unsecured Notes at its option, in whole or in part, at any time prior to May 1, 2022, at a price equal to 100% of the principal amount of the Senior Unsecured Notes being redeemed, plus an applicable premium and plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem the Senior Unsecured Notes at its option, in whole or in part, on or after May 1, 2022, at the redemption prices set forth in the Senior Unsecured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to May 1, 2022, iHeartCommunications could redeem at its option, up to 40% of the aggregate principal amount of the Senior Unsecured Notes at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the proceeds of one or more equity offerings.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of iHeartCommunications’ assets;
•sell certain assets, including capital stock of iHeartCommunications’ subsidiaries;
•designate iHeartCommunications’ subsidiaries as unrestricted subsidiaries, and
•pay dividends, redeem or repurchase capital stock or make other restricted payments.

Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2022 are as follows:

(in thousands)
2023	$664
2024	401
2025	287
2026	3,065,458
2027	1,870,467
Thereafter	502,855
Total (1)	$5,440,132

(1)Excludes original issue discount of $10.6 million and long-term debt fees of $15.4 million, which are amortized through interest expense over the life of the underlying debt obligations..
Surety Bonds and Letters of Credit
As of December 31, 2022, iHeartCommunications had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $9.3 million, $25.4 million and $0.2 million, respectively. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, lease and performance bonds as well as other items.
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
Rent expense charged to operations for the years ended December 31, 2022, 2021, and 2020 was $188.5 million, $203.5 million, and $198.2 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, the Company's future minimum payments under non-cancelable contracts in excess of one year and employment/talent contracts consist of the following:

(In thousands)
	Non-Cancelable	Employment/Talent
	Contracts	Contracts
2023	$269,252	$80,515
2024	142,675	77,825
2025	97,084	64,953
2026	57,843	27,250
2027	9,473	14,000
Thereafter	2,677	15,000
Total	$579,004	$279,543

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
NOTE 8 – INCOME TAXES
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Current – Federal	$(54,934)	$(2,169)	$(652)
Current – foreign	(4,891)	(2,177)	(1,674)
Current – state	(19,312)	(14,919)	1,680
Total current expense	(79,137)	(19,265)	(646)

Deferred – Federal	65,553	932	172,302
Deferred – foreign	1,659	976	28
Deferred – state	7,206	8,966	11,939
Total deferred benefit	74,418	10,874	184,269
Income tax benefit (expense)	$(4,719)	$(8,391)	$183,623

The current tax expenses recorded for the years ended December 31, 2022 and 2021 were primarily related to federal, state, and local tax expenses incurred due to taxable income in excess of available net operating losses during those years.
The current tax expense recorded for the year ended December 31, 2020 was primarily related to local country foreign tax expense in certain jurisdictions partially offset by adjustments to the Company’s reserves for unrecognized tax benefits in certain state jurisdictions.
The deferred tax benefits of $74.4 million and $10.9 million recorded in the years ended December 31, 2022 and 2021, respectively, related primarily to the difference of book in excess of tax amortization expense during the years and the disallowance of interest expense deductions under Section 163(j) of the Internal Revenue Code. The 2022 book amortization

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expense included the FCC license non-cash impairment charge recorded during the third quarter of 2022 discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. These benefits were partially offset by the utilization of net operating loss carryforwards during the current period and the recording of valuation allowance adjustments against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future years.
The deferred tax benefit of $184.3 million recorded in the year ended December 31, 2020 related primarily to the current period net operating losses and a reduction in deferred tax liabilities recorded in connection with the impairment of our FCC licenses discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
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

On August 16, 2022, the Inflation Reduction Act was signed into law. The tax provisions included within the Inflation Reduction Act did not materially impact the Company's financial statements in the current year.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Deferred tax liabilities:
Intangibles	$659,378	$821,449
Fixed Assets	101,934	109,957
Deferred Income	44,261	—
Operating lease right-of-use assets	199,926	187,938
Total deferred tax liabilities	1,005,499	1,119,344

Deferred tax assets:
Accrued expenses	16,665	22,003
Net operating loss carryforwards	141,163	157,095
Interest expense carryforwards	346,354	337,660
Operating lease liabilities	233,003	210,227
Capital loss carryforwards	1,655,534	1,651,413
Investments	10,992	18,956
Bad debt reserves	10,172	13,078
Other	8,997	4,833
Total gross deferred tax assets	2,422,880	2,415,265
Less: Valuation allowance	1,901,191	1,854,143
Total deferred tax assets	521,689	561,122
Net deferred tax liabilities	$483,810	$558,222

The deferred tax liability related to intangibles primarily relates to the difference in book and tax basis of FCC licenses and other intangible assets that were adjusted for book purposes to estimated fair values as part of the application of fresh start accounting, and were further adjusted in the first quarter of 2020 and the third quarter of 2022 upon recognition of impairments

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. In accordance with ASC 350-10, the Company does not amortize FCC licenses for financial reporting purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities for the years ended December 31, 2022 and 2021 were $11.5 million and $13.2 million, respectively.
At December 31, 2022, the Company had recorded net operating loss and tax credit carryforwards (tax effected) for federal and state income tax purposes of approximately $141.2 million, expiring in various amounts through 2042 or in some cases with no expiration date. Internal Revenue Code Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income (notwithstanding the temporary provisions described above from the enactment of the CARES Act), and provides that any disallowed interest expense may be carried forward indefinitely. The Company recorded deferred tax assets for federal and state interest limitation carryforwards of $346.4 million as of December 31, 2022. In connection with the taxable separation of the Outdoor division as part of the bankruptcy restructuring, the Company realized a $7.2 billion capital loss (gross after attribute reduction calculations). For federal tax purposes the capital loss can be carried forward 5 years and only be used to offset capital gains. For state tax purposes, the capital loss has various carryforward periods. As of December 31, 2022 the tax effected balance of the capital loss carryforwards were $1.7 billion. The Company has recorded a full valuation allowance against the deferred tax asset associated with the federal and state capital loss carryforward as it is not expected to be realized. The Company expects to realize the benefits of a portion of its remaining deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods. As of December 31, 2022, the Company had recorded a valuation allowance of $1.9 billion against a portion of these U.S. federal and state deferred tax assets which it does not expect to realize, relating primarily to capital loss carryforwards, disallowed interest carryforwards, and certain state net operating loss carryforwards. The Company's U.S. federal and state deferred tax valuation allowance increased by $47.0 million during the year ended December 31, 2022 primarily due to an increase in valuation allowances against interest limitation carryforwards. Any deferred tax liabilities associated with acquired FCC licenses and tax-deductible goodwill intangible assets are now relied upon as sources of future taxable income for purposes of realizing deferred tax assets attributed to carryforwards that have an indefinite life such as the Section 163(j) interest carryforward.
At December 31, 2022, net deferred tax liabilities include a deferred tax asset of $6.7 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equal to or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliations of income tax on income (loss) computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) for the Company are:

	Year Ended December 31,
(In thousands)	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$54,170	21.0%	$31,500	21.0%	$440,758	21.0%
State income taxes, net of federal tax effect	(3,548)	(1.4)%	3,325	2.2%	13,619	0.7%
Foreign income taxes	(1,615)	(0.6)%	(978)	(0.7)%	(1,187)	(0.1)%
Nondeductible items	(7,497)	(2.9)%	(10,264)	(6.8)%	(8,928)	(0.4)%
Changes in valuation allowance and other estimates	(52,293)	(20.3)%	(35,093)	(23.4)%	(30,531)	(1.5)%
Impairment charges	—	—%	—	—%	(257,119)	(12.3)%
Tax credits	3,848	1.5%	4,831	3.2%	3,353	0.2%
Other, net	2,216	0.9%	(1,712)	(1.1)%	23,658	1.1%
Income tax benefit (expense)	$(4,719)	(1.8)%	$(8,391)	(5.6)%	$183,623	8.7%

The Company’s effective tax rates for the years ended December 31, 2022 and 2021 were (1.8)% and (5.6)%, respectively. The effective tax rates for both years were primarily impacted the valuation allowance adjustments recorded during the years against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future periods.
The Company’s effective tax rate for the year ended December 31, 2020 was 8.7%. The effective rate for the year was primarily impacted by the impairment charges to non-deductible goodwill discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. In addition, the Company recorded deferred tax adjustments to state net operating losses and federal and state disallowed interest carryforwards as a result of the filing of 2019 tax returns and certain legal entity restructuring completed during the year. These adjustments were partially offset by valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets such as net operating loss carryforwards and disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future years.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2022 and 2021 was $4.9 million and $4.2 million, respectively. The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2022 and 2021 was $28.7 million and $22.2 million, respectively, of which $27.2 million and $20.7 million is included in “Other long-term liabilities”. In addition, $1.5 million and $1.5 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2022 and 2021, respectively. The total amount of unrecognized tax benefits at December 31, 2022 and 2021 that, if recognized, would impact the effective income tax rate is $22.9 million and $15.5 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2022	2021
Balance at beginning of period	$18,045	$14,681
Increases for tax position taken in the current year	5,584	1,911
Increases for tax positions taken in previous years	1,593	2,937
Decreases for tax position taken in previous years	—	(217)
Decreases due to lapse of statute of limitations	(1,399)	(1,267)
Balance at end of period	$23,823	$18,045

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax matters through 2018 are closed. The majority of all material state, local, and foreign income tax matters have been concluded for years through 2018 with the exception of a current examination in Texas that covers the 2007-2016 tax years.
NOTE 9 – STOCKHOLDERS’ EQUITY
Pursuant to the Company's 2019 Equity Incentive Plan ("2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, our 2021 Long-Term Incentive Award Plan ("2021 Plan") was approved by stockholders and replaced the 2019 Plan. Pursuant to our 2021 Plan, we will continue to grant equity awards covering shares of the Company's Class A common stock to certain key individuals.
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
The aggregate number of shares of Class A common stock that may be issued or used for reference purposes with respect to which awards may be granted under the 2021 Plan is equal to the sum of (a) 6,000,000 shares of Class A common stock plus (b) shares of Class A common stock which are subject to outstanding awards under the 2019 Plan, and become available for issuance under the 2021 Plan (which may not exceed 10,743,222 shares of Class A common stock). Such shares of common stock may consist either in whole or in part of authorized but unissued shares of common stock, shares purchased on the open market, or shares of common stock held in the treasury of the Company. The Company shall at all times during the term of the plan reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of the plan.
Share-Based Compensation
Stock Options
Options granted under the 2021 Plan may not have a term that exceeds ten years. The term of each option granted pursuant to the 2019 Plan may not exceed (a) six years from the date of grant thereof in the case of the options granted as Emergence Awards and (b) ten years from the date of grant thereof in the case of all other options; subject, however, in either case, to earlier termination as hereinafter provided.
Options granted under the 2019 Plan and 2021 Plan are exercisable at such time or times and subject to such terms and conditions as shall be determined by the Compensation Committee of the Board (the "Committee") at the time of grant.
No options granted under the 2019 Plan or the 2021 Plan will provide for any dividends or dividend equivalents thereon.
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10, Compensation—Stock Compensation. The fair value of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model. Expected volatilities were based on historical volatility of peer companies’ stock, including the Company, over the expected life of the options. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur. There were no options granted during the year ended December 31, 2022.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following assumptions were used to calculate the fair value of the Company's options on the date of grant:

	Year Ended December 31,
	2021	2020
Expected volatility	56%	44% – 57%
Expected life in years	6.2 – 6.3	6.0 – 6.3
Risk-free interest rate	0.79% – 1.15%	0.35% – 1.41%
Dividend yield	—%	—%

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2022 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2022	7,615	$16.14	5.1 years
Granted	—
Exercised	(31)	15.20
Forfeited	(54)	12.67
Expired	(20)	18.32
Outstanding, December, 31, 2022	7,510	16.16	4.0 years
Exercisable	5,180	16.95	3.5 years
Expected to Vest	2,330	14.41	5.2 years
A summary of the Company's unvested options and changes during the year ended December 31, 2022 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	4,050	$5.43
Granted	—
Vested (1)	(1,666)	5.33
Forfeited	(54)	5.28
Unvested, December 31, 2022	2,330	5.51
(1)The total fair value of the options vested during the year ended December 31, 2022 was $8.9 million.
Restricted Stock Units (“RSUs”)
RSUs (representing one share of the Company's class A common stock) may be issued under the 2019 Plan and 2021 Plan.
Each RSU awarded to a participant, both under the 2019 Plan and the 2021 Plan will be credited with dividends paid in respect of one share of common stock (“Dividend Equivalents”). Dividend Equivalents will be withheld by the Company for the participant’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Committee. Dividend Equivalents credited to a participant’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed to the participant upon settlement of such RSU and, if such RSU is forfeited, the participant shall have no right to such Dividend Equivalents.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Company's RSUs outstanding and RSU activity as of and during the year ended December 31, 2022 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2022	1,966	$15.20
Granted	3,154	12.03
Vested (restriction lapsed)	(843)	15.15
Forfeited	(83)	15.54
Outstanding, December 31, 2022	4,194	12.82

Performance-based Restricted Stock Units (“Performance RSUs”)

In August 2020, the Company issued Performance RSUs under the 2019 Plan to certain key employees. Such Performance RSUs vested upon the achievement of critical operational (cost savings) improvements and specific environmental, social and governance initiatives, which were measured over an approximately 15-month period from the date of issuance. In the year ended December 31, 2021, the Company recognized $1.6 million in relation to these Performance RSUs.

On March 28, 2022, the Company issued performance-based restricted stock units ("Q1 2022 Performance RSUs") to certain executives. The Q1 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance. During the year ended December 31, 2022, the Company recognized $2.3 million in relation to these Q1 2022 Performance RSUs.

On May 9, 2022, the Company issued performance-based restricted stock units ("Q2 2022 Performance RSUs") to certain key employees. The Q2 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Diversity, Equity and Inclusion goals, and continued service. The Q2 2022 Performance RSUs are measured over a performance period ending December 31, 2024 and vest on the third anniversary of the date of issuance (to the extent earned). During the year ended December 31, 2022, the Company recognized $3.3 million in relation to these Q2 2022 Performance RSUs.

Expected volatilities were based on historical and implied volatility of peer companies’ stock, including the Company, over the expected life of the awards. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur. The following table presents a summary of the Company's Performance RSUs outstanding and activity as of and during the year ended December 31, 2022 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2022	556	$8.98
Granted	2,055	13.57
Vested (restriction lapsed)	(556)	8.98
Forfeited	—	—
Outstanding, December 31, 2022	2,055	13.57

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock and Special Warrants
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding as of December 31, 2022:

(In thousands, except share and per share data)	December 31, 2022
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	122,370,425
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	21,477,181
Special Warrants	5,111,312
Total Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding	148,958,918

Class A Common Stock

Holders of shares of the Company's Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Company's Class A common stock have the exclusive right to vote for the election of directors. There is no cumulative voting rights in the election of directors.
Holders of shares of the Company's Class A common stock are entitled to receive dividends, on a per share basis, when and if declared by the Company's Board out of funds legally available therefor and whenever any dividend is made on the shares of the Company's Class B common stock subject to certain exceptions set forth in our certificate.
The Company may not subdivide or combine (by stock split, reverse stock split, recapitalization, merger, consolidation or any other transaction) its shares of Class A common stock or Class B common stock without subdividing or combining its shares of Class B common stock or Class A common stock, respectively, in a similar manner.
Upon our dissolution or liquidation or the sale of all or substantially all of the Company's assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of the Company's Class A common stock will be entitled to receive pro rata together with holders of the Company's Class B common stock our remaining assets available for distribution.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Class B Common Stock
Holders of shares of the Company's Class B common stock are not entitled to vote for the election of directors or, in general, on any other matter submitted to a vote of the Company’s stockholders, but are entitled to one vote per share on the following matters: (a) any amendment or modification of any specific rights or obligations of the holders of Class B common stock that does not similarly affect the rights or obligations of the holders of Class A common stock, in which case the holders of Class B Common Stock will be entitled to a separate class vote, with each share of Class B common stock having one vote; and (b) to the extent submitted to a vote of our stockholders, (i) the retention or dismissal of outside auditors by the Company, (ii) any dividends or distributions to our stockholders, (ii) any material sale of assets, recapitalization, merger, business combination, consolidation, exchange of stock or other similar reorganization of the Company or any of its subsidiaries, (iv) the adoption of any amendment to our certificate of incorporation, (v) other than in connection with any management equity or similar plan adopted by the Company's Board, any authorization or issuance of equity interests, or any security or instrument convertible into or exchangeable for equity interests, in the Company or any of its subsidiaries, and (vi) the liquidation of the Company, in which case in respect to any such vote concerning the matters described in clause (b), the holders of Class B common stock are entitled to vote with the holders of the Class A common stock, with each share of common stock having one vote and voting together as a single class.
Holders of shares of the Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act and FCC regulations.
Holders of shares of the Company's Class B common stock are entitled to receive dividends when and if declared by the Company's Board out of funds legally available therefor and whenever any dividend is made on the shares of the Company's Class A common stock subject to certain exceptions set forth in our certificate of incorporation. Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of the Company's Class B common stock will be entitled to receive pro rata with holders of the Company's Class A common stock our remaining assets available for distribution.
During the years ended December 31, 2022, 2021, and 2020, 209,613 shares, 7,634,045 shares, and 20,080 shares of the Class B common stock were converted into Class A common stock, respectively.

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
To the extent there are any dividends declared or distributions made with respect to the Class A common stock or Class B common stock, those dividends or distributions will also be made to holders of Special Warrants concurrently and on a pro rata basis based on their ownership of common stock underlying their Special Warrants on an as-exercised basis; provided, that no such distribution will be made to holders of Special Warrants if (x) the Communications Act or an FCC rule prohibits such distribution to holders of Special Warrants or (y) our FCC counsel opines that such distribution is reasonably likely to cause (i) the Company to violate the Communications Act or any applicable FCC rule or (ii) any such holder not to be deemed to hold a noncognizable (under FCC rules governing foreign ownership) future equity interest in the Company; provided further, that, if any distribution of common stock or any other securities to a holder of Special Warrants is not permitted pursuant to clauses (x) or (y), the Company will cause economically equivalent warrants to be distributed to such holder in lieu thereof, to the extent that such distribution of warrants would not violate the Communications Act or any applicable FCC rules.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Special Warrants will expire on the earlier of the twentieth anniversary of the issuance date and the occurrence of a change in control of the Company.
During the year ended December 31, 2022, stockholders exercised 96,516 and 96,602 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the year ended December 31, 2021, stockholders exercised 47,197,139 and 22,337,312 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the year ended December 31, 2020, stockholders exercised 6,205,617 and 2,095 Special Warrants for an equivalent number of Class A common stock and Class B common stock, respectively.
January 2021 Exchange Substantially Expanding Class A and Class B Shares Outstanding
On January 8, 2021, the Company completed an exchange of 67,471,123 Special Warrants into 45,133,811 shares of Class A common stock, the Company’s publicly traded equity, and 22,337,312 shares of Class B common stock. The exchange was authorized by a previously issued Declaratory Ruling from the Federal Communications Commission approving an increase in iHeartMedia’s authorized aggregate foreign ownership from 25% to 100%, subject to certain conditions set forth in the Declaratory Ruling. Certain shares of Class B common stock and Special Warrants were not converted into Class A Common Stock due to current regulatory restrictions applicable to certain shareholders. There were 5,111,312 Special Warrants outstanding on February 24, 2023.
Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in Selling, general and administrative expenses and were $35.5 million, $23.5 million and $22.9 million for the Company for the years ended December 31, 2022, 2021, and 2020, respectively.
The tax benefit related to the share-based compensation expense for the Company for the years ended December 31, 2022, 2021, and 2020 was $5.2 million, $3.5 million and $3.1 million, respectively.
As of December 31, 2022, there was $46.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.2 years. In addition, as of December 31, 2022, there were unrecognized compensation costs of $10.2 million from the Q1 2022 Performance RSUs and $12.1 million from the Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over a 3-year period from the date of issuance for the Q2 2022 Performance RSUs.

Loss per Share

(In thousands, except per share data)	Year Ended December 31,
	2022	2021	2020
NUMERATOR:
Net loss attributable to the Company – common shares	$(264,663)	$(159,199)	$(1,914,699)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	148,058	146,726	145,979
Stock options and restricted stock(2):	—	—	—
Weighted average common shares outstanding - diluted	148,058	146,726	145,979

Net loss attributable to the Company per common share:
Basic	$(1.79)	$(1.09)	$(13.12)
Diluted	$(1.79)	$(1.09)	$(13.12)

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
(2)Outstanding equity awards representing $11.0 million, $10.5 million and $9.1 million shares of Class A common stock of the Company for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
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

NOTE 10 – EMPLOYEE BENEFIT PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution. Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications. In April 2020, the Company announced incremental operating-expense-saving initiatives in response to the economic environment resulting from the COVID-19 pandemic, which included a temporary suspension of the Company's 401(k) matching program that continued through December 31, 2021. Starting January 1, 2022, the Company recommenced its 401(k) matching program. Contributions of $14.9 million, and $4.5 million made to these plans for the years ended December 31, 2022, and 2020, respectively, were expensed.

iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10, Compensation—General. Matching credits on amounts deferred may be made in iHeartCommunications' sole discretion and iHeartCommunications retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan. In accordance with the provisions of ASC 710-10, Compensation—General, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset and liability under the deferred compensation plan at December 31, 2022 was approximately $10.1 million recorded in “Other assets” and $10.1 million recorded in “Other long-term liabilities”, respectively. The asset and liability under the deferred compensation plan at December 31, 2021 was approximately $12.9 million recorded in “Other assets” and $12.9 million recorded in “Other long-term liabilities”, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT DATA
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

The following tables present the Company's segment results for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 :

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2022
Revenue	$2,597,190	$1,021,824	$304,302	$—	$(11,033)	$3,912,283
Operating expenses(1)	1,831,491	712,786	191,407	237,343	(11,033)	2,961,994
Segment Adjusted EBITDA(2)	$765,699	$309,038	$112,895	$(237,343)	$—	$950,289
Depreciation and amortization						(445,664)
Impairment charges						(311,489)
Other operating expense, net						(24,998)
Restructuring expenses						(75,821)
Share-based compensation expense						(35,457)
Operating income						$56,860

Segment assets	$6,319,790	$1,056,985	$350,388	$612,113	$(3,389)	$8,335,887
Intersegment revenues	447	5,239	5,347	—	—	11,033
Capital expenditures	119,624	21,261	8,172	11,912	—	160,969
Share-based compensation expense	—	—	—	35,457	—	35,457

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2021
Revenue	$2,489,018	$834,482	$247,957	$—	$(13,117)	$3,558,340
Operating expenses(1)	1,745,680	573,835	171,766	269,043	(13,117)	2,747,207
Segment Adjusted EBITDA(2)	$743,338	$260,647	$76,191	$(269,043)	$—	$811,133
Depreciation and amortization						(469,417)
Impairment charges						(57,734)
Other operating expense, net						(32,320)
Restructuring expenses						(73,262)
Share-based compensation expense						(23,543)
Operating income						$154,857

Segment assets	$6,953,772	$1,088,471	$438,773	$403,898	$(3,605)	$8,881,309
Intersegment revenues	670	5,845	6,602	—	—	13,117
Capital expenditures	130,894	23,907	14,515	14,056	—	183,372
Share-based compensation expense	—	—	—	23,543	—	23,543

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Balance at December 31, 2020
Revenue	$2,206,854	$474,371	$274,749	$—	$(7,756)	$2,948,218
Operating expenses(1)	1,723,449	343,598	180,081	170,173	(7,756)	2,409,545
Segment Adjusted EBITDA(2)	$483,405	$130,773	$94,668	$(170,173)	$—	$538,673
Depreciation and amortization						(402,929)
Impairment charges						(1,738,752)
Other operating expense, net						(11,344)
Restructuring expenses						(100,410)
Share-based compensation expense						(22,862)
Operating loss						$(1,737,624)

Segment Assets	$7,736,229	$187,051	$473,628	$809,638	$(3,585)	$9,202,961
Intersegment revenues	670	—	7,086	—	—	7,756
Capital expenditures	51,559	16,086	5,105	12,455	—	85,205
Share-based compensation expense	—	—	—	22,862	—	22,862

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidated operating expenses consist of Direct operating expenses and Selling, general and administrative expenses and exclude Restructuring expenses, share-based compensation expenses and depreciation and amortization.
(2) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating loss, the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating Income (Loss) to Adjusted EBITDA" and "Reconciliation of Net Loss to EBITDA and Adjusted EBITDA" in Item 7 of this Annual Report on Form 10-K. Beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment.

NOTE 12 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Tax Matters Agreement

On the Effective Date, the Company entered into the Tax Matters Agreement by and among the Company, iHeartCommunications, iHeart Operations, Clear Channel Holdings, Inc. and Clear Channel Outdoor Holdings, Inc. (the "Outdoor Group") and its subsidiaries, to allocate the responsibility of the Company and its subsidiaries, on the one hand, and the Outdoor Group and its subsidiaries, on the other, for the payment of taxes arising prior and subsequent to, and in connection with, the Company's separation from the Outdoor Group.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022, based on those criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on Internal Control over Financial Reporting
We have audited iHeartMedia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

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
All other information required by this item is incorporated by reference to our 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity Compensation Plans approved by security holders(2)	5,232,773	$—	1,254,040
Equity Compensation Plans not approved by security holders(3)	8,525,551	16.16	—
Total	13,758,324(4)	$16.16	1,254,040
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
(4)This number includes shares subject to outstanding awards granted, of which 7,509,595 shares are subject to outstanding options and 6,248,729 shares are subject to outstanding RSUs.
All other information required by this item, including a description of our 2019 Incentive Equity Plan which was approved by the United States Bankruptcy Court for the Southern District of Texas in connection with our emergence from Chapter 11 bankruptcy protection, is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

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
Consolidated Balance Sheets.
Consolidated Statements of Comprehensive Loss.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
Year ended December 31, 2020	$12,629	$38,273	$(12,738)	$613	$38,777
Year ended December 31, 2021	$38,777	$4,144	$(13,846)	$195	$29,270
Year ended December 31, 2022	$29,270	$14,236	$(14,322)	$(13)	$29,171

(1)Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other (1)	Reversal (2)	Adjustments(3)	Balance at End of Period
Year ended December 31, 2020	$720,622	$3,047	$(444)	$1,094,866	$1,818,091
Year ended December 31, 2021	$1,818,091	$62,265	$(28,707)	$2,494	$1,854,143
Year ended December 31, 2022	$1,854,143	$49,234	$(4,209)	$2,023	$1,901,191

(1)During 2022, 2021, and 2020 the Company recorded a valuation allowance of $49.2 million, $62.3 million and $3.0 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards and Sec. 163(j) disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods.
(2)During 2021, the Company reversed valuation allowances of $28.7 million related to net operating loss carryforwards and capital loss carryforwards that were utilized as a result of taxable income and capital gains recognized during the period.
(3)During 2020, the Company adjusted the carrying amount of its federal and state capital loss carryforwards due to the filing of its 2019 income tax returns during the quarter ending December 31, 2020. As a result of the increase in the capital loss carryforwards shown on the final tax filings, the Company increased the valuation allowances by $1.1 billion to fully offset those assets as they are not expected to be utilized in future periods.

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

4.2
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party there to, and U.S. Bank National Association, as trustee and collateral agent, governing the 6.375% Senior Secured Notes due 2026. (incorporated by reference to Exhibit 4.2 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

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

4.5
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 8.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.5 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

4.6	Form of 8.375% Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2019).
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

4.9
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.9 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

4.10	Form of 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on August 8, 2019).
4.11
Indenture, dated as of November 22, 2019, by and among iHeartCommunications, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent, governing the 4.75% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 22, 2019).

4.12
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 4.75% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.12 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

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

4.15	Description of Securities (incorporated by reference to Exhibit 4.15 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).
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

10.4†
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

10.6†
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

10.10†
First Lien Intercreditor Agreement, dated as of May 1, 2019, by and among Citibank, N.A., as Credit Agreement Agent, U.S. National Bank Association, as Senior Notes Collateral Agent and each additional collateral agent from time to time party thereto, iHeartMedia Capital I, LLC, iHeartCommunications, Inc. and the other grantors party thereto (incorporated by reference to Exhibit 10.8 of iHeartMedia Inc.’s Current Report on Form 8-K filed on May 2, 2019).

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
10.19†
Second Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Robert W. Pittman, dated March 28, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.20†
Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Richard J. Bressler, dated March 28, 2022 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.21§
Employment Agreement, effective September 5, 2019, between iHeartMedia, Inc. and Michael B. McGuinness (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Quarterly Report on Form 10-Q filed on November 7, 2019).

10.22§
First Amendment to Employment Agreement, effective January 1, 2021, by and between iHeartMedia, Inc. and Michael B. McGuinness (Incorporated by reference to Exhibit 10.26 to the Form 10-K filed by iHeartMedia, Inc. filed on February 25, 2021).

10.23†
Second Amendment to the Employment Agreement between iHeartMedia Management Services, Inc. and Michael McGuinness, dated September 16, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on September 21, 2022).

10.24§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.25§
Amended and Restated Employment Agreement between iHeart Management Services, Inc. and Jordan R. Fasbender, dated July 18, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.26§	Form of Indemnification Agreement, between iHeartMedia, Inc. and its directors (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.27§
Form of Indemnification Agreement between iHeartMedia, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.28
Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.29
Amendment No. 1 dated November 1, 2017 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.30
Amendment No. 2 effective January 14, 2019 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.31 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.31§	iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by iHeartMedia, Inc. on April 23, 2021).
10.32§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.38 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

10.33§
Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Pittman/Bressler), dated March 28, 2022, under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.34§
Form of Restricted Stock Unit Agreement for Deferred Cash Fees (for Directors) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.35§
Form of Deferred Restricted Stock Unit Agreement (for Directors) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.3 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.36§
Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Executive Officers) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.4 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.37§
Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Pittman/Bressler) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.5 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.38§
Form of iHeart Media, Inc. Restricted Stock Unit Award Agreement (for Executive Officers) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 13, 2022).

10.39§
Form of iHeart Media, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 13, 2022).

10.40§	Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).
21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document. - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
†    The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

ITEM 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
IHEARTMEDIA, INC.

By:	/s/ Robert W. Pittman
Name:	Robert W. Pittman
Title:	Chairman and Chief Executive Officer
Date:	February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2023
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	February 28, 2023
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 28, 2023
/s/ James A. Rasulo James A. Rasulo	Director	February 28, 2023
/s/ Brad Gerstner Brad Gerstner	Director	February 28, 2023
/s/ Cheryl Mills Cheryl Mills	Director	February 28, 2023
/s/ Graciela Monteagudo Graciela Monteagudo	Director	February 28, 2023
/s/ Kamakshi Sivaramakrishnan Kamakshi Sivaramakrishnan	Director	February 28, 2023
/s/ Samuel E. Englebardt Samuel E. Englebardt	Director	February 28, 2023