Form 10-Q
period 2023-03-31
iHeartMedia, Inc.
filed 2023-05-02
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	121,939,034
Class B Common Stock, $.001 par value	21,347,363

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$187,933	$336,236
Accounts receivable, net of allowance of $29,767 in 2023 and $29,171 in 2022	935,233	1,037,827
Prepaid expenses	112,010	79,098
Other current assets	36,152	19,618
Total Current Assets	1,271,328	1,472,779
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	674,379	694,842
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses and other	1,476,319	1,476,319
Other intangibles, net	1,357,884	1,419,670
Goodwill	2,313,436	2,313,403
OTHER ASSETS
Operating lease right-of-use assets	770,829	788,280
Other assets	171,016	170,594
Total Assets	$8,035,191	$8,335,887
CURRENT LIABILITIES
Accounts payable	$177,270	$240,454
Current operating lease liabilities	75,124	70,024
Accrued expenses	201,163	325,427
Accrued interest	57,943	64,165
Deferred revenue	144,671	131,084
Current portion of long-term debt	525	664
Total Current Liabilities	656,696	831,818
Long-term debt	5,394,932	5,413,503
Noncurrent operating lease liabilities	832,468	848,918
Deferred income taxes	556,431	483,810
Other long-term liabilities	122,760	73,332
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY
Noncontrolling interest	9,185	9,609
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 122,385,200 and 122,370,425 shares in 2023 and 2022, respectively	123	123
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 21,469,919 and 21,477,181 shares in 2023 and 2022, respectively	21	21
Special Warrants, 5,111,312 and 5,111,312 issued and outstanding in 2023 and 2022, respectively	—	—
Additional paid-in capital	2,922,652	2,912,500
Accumulated deficit	(2,449,742)	(2,227,482)
Accumulated other comprehensive loss	(1,377)	(1,331)
Cost of shares (600,525 in 2023 and 597,482 in 2022) held in treasury	(8,958)	(8,934)
Total Stockholders' Equity	471,904	684,506
Total Liabilities and Stockholders' Equity	$8,035,191	$8,335,887
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Revenue	$811,239	$843,458
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	344,620	330,524
Selling, general and administrative expenses (excludes depreciation and amortization)	402,801	384,344
Depreciation and amortization	108,512	114,051
Impairment charges	3,947	1,334
Other operating expense, net	221	870
Operating income (loss)	(48,862)	12,335
Interest expense, net	95,457	79,219
Loss on investments, net	(6,505)	(1,765)
Equity in earnings (loss) of nonconsolidated affiliates	40	(29)
Gain on extinguishment of debt	4,625	—
Other expense, net	(99)	(270)
Loss before income taxes	(146,258)	(68,948)
Income tax benefit (expense)	(76,105)	20,209
Net loss	(222,363)	(48,739)
Less amount attributable to noncontrolling interest	(103)	(157)
Net loss attributable to the Company	$(222,260)	$(48,582)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(46)	(247)
Other comprehensive loss, net of tax	(46)	(247)
Comprehensive loss	(222,306)	(48,829)
Less amount attributable to noncontrolling interest	—	—
Comprehensive loss attributable to the Company	$(222,306)	$(48,829)
Net loss attributable to the Company per common share:
Basic	$(1.50)	$(0.33)
Weighted average common shares outstanding - Basic	148,365	147,513
Diluted	$(1.50)	$(0.33)
Weighted average common shares outstanding - Diluted	148,365	147,513

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net loss				(103)	—	—	(222,260)	—	—	(222,363)
Vesting of restricted stock and other	7,513			—	—	—	—	—	(24)	(24)
Share-based compensation				—	—	10,152	—	—	—	10,152
Conversion of Class B Shares to Class A Shares	7,262	(7,262)		—	—	—	—	—	—	—
Other				(321)	—	—	—	—	—	(321)
Other comprehensive loss				—	—	—	—	(46)	—	(46)
Balances at March 31, 2023	122,385,200	21,469,919	5,111,312	$9,185	$144	$2,922,652	$(2,449,742)	$(1,377)	$(8,958)	$471,904

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2023.
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
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(222,363)	$(48,739)
Reconciling items:
Impairment charges	3,947	1,334
Depreciation and amortization	108,512	114,051
Deferred taxes	72,620	(23,788)
Provision for doubtful accounts	6,441	2,111
Amortization of deferred financing charges and note discounts, net	1,656	1,439
Share-based compensation	10,152	5,535
(Gain) Loss on disposal of operating and other assets	(278)	584
Loss on investments	6,505	1,765
Equity in (earnings) loss of nonconsolidated affiliates	(40)	29
Gain on extinguishment of debt	(4,625)	—
Barter and trade income	(8,007)	(7,021)
Other reconciling items, net	89	242
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	94,759	121,339
Increase in prepaid expenses and other current assets	(37,032)	(39,983)
Increase in other long-term assets	(1,521)	(2,610)
Decrease in accounts payable	(63,187)	(49,129)
Decrease in accrued expenses	(73,306)	(151,853)
Increase (decrease) in accrued interest	(6,222)	1,829
Increase in deferred income	16,829	19,602
Increase in other long-term liabilities	1,088	1,051
Cash used for operating activities	(93,983)	(52,212)
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,165)	(22,557)
Proceeds from disposal of assets	1,454	6,009
Change in other, net	(710)	(3,142)
Cash used for investing activities	(38,421)	(19,690)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(15,593)	(168)
Change in other, net	(345)	(293)
Cash used for financing activities	(15,938)	(461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39	(83)
Net decrease in cash, cash equivalents and restricted cash	(148,303)	(72,446)
Cash, cash equivalents and restricted cash at beginning of period	336,661	352,554
Cash, cash equivalents and restricted cash at end of period	$188,358	$280,108
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$101,759	$76,104
Cash paid for income taxes	3,160	1,123
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The Company reports based on three reportable segments:
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
Economic Conditions
The Company's advertising revenue is correlated to changes in economic conditions. Increasing interest rates and high inflation contributed to a challenging macroeconomic environment beginning in the third quarter of 2022. This challenging environment has led to broader market uncertainty, which impacted the Company's revenue in the first quarter of 2023. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on the Company's ability to generate revenue.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, half of which was due and paid on January 3, 2022 and the other half of which was due and paid on January 3, 2023. In addition, the Company claimed $12.4 million in refundable payroll tax credits related to the CARES Act provisions, of which $0.7 million was received in 2020, $3.8 million was received in 2021 and $7.9 million was received in January 2022.

As of March 31, 2023, the Company had approximately $187.9 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a borrowing base of $438.3 million, no outstanding borrowings and $25.0 million of outstanding letters of credit, resulting in $413.3 million of borrowing base availability. Together with our cash balance of $187.9 million as of March 31, 2023 and our borrowing capacity under the ABL Facility, our total available liquidity was approximately $601 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2023 presentation.

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$187,933	$336,236
Restricted cash included in:
Other current assets	425	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$188,358	$336,661
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have a material impact on the Company.
New Accounting Pronouncements Recently Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification 606. The Company adopted this guidance during the first quarter of 2023. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three months ended March 31, 2023 and 2022:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended March 31, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$383,238	$—	$—	$—	$383,238
Networks(2)	107,954	—	—	—	107,954
Sponsorship and Events(3)	32,587	—	—	—	32,587
Digital, excluding Podcast(4)	—	146,585	—	(1,189)	145,396
Podcast(5)	—	76,811	—	—	76,811
Audio & Media Services(6)	—	—	61,351	(1,332)	60,019
Other(7)	4,924	—	—	—	4,924
Total	528,703	223,396	61,351	(2,521)	810,929
Revenue from leases(8)	310	—	—	—	310
Revenue, total	$529,013	$223,396	$61,351	$(2,521)	$811,239

Three Months Ended March 31, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$415,242	$—	$—	$—	$415,242
Networks(2)	117,558	—	—	—	117,558
Sponsorship and Events(3)	33,601	—	—	—	33,601
Digital, excluding Podcast(4)	—	145,675	—	(1,269)	144,406
Podcast(5)	—	68,544	—	—	68,544
Audio & Media Services(6)	—	—	60,857	(1,341)	59,516
Other(7)	4,469	—	—	(168)	4,301
Total	570,870	214,219	60,857	(2,778)	843,168
Revenue from leases(8)	290	—	—	—	290
Revenue, total	$571,160	$214,219	$60,857	$(2,778)	$843,458

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade and Barter
Trade and barter transactions represent the exchange of advertising spots for merchandise, services, advertising and promotion or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised to the customer. The revenues and expenses may not be recognized in the same period depending on the timing of the services, advertising or promotion received in exchange for advertising spots. Trade and barter revenues and expenses, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Trade and barter revenues	$45,029	$40,348
Trade and barter expenses	47,386	46,415

In addition to the trade and barter revenue in the table above, the Company recognized $8.0 million and $7.0 million during the three months ended March 31, 2023 and 2022, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2023	2022
Deferred revenue from contracts with customers:
Beginning balance(1)	$157,910	$161,114
Revenue recognized, included in beginning balance	(56,133)	(60,389)
Additions, net of revenue recognized during period, and other	68,904	83,331
Ending balance	$170,681	$184,056
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2023, the Company expects to recognize $310.4 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of March 31, 2023, the future lease payments to be received by the Company are as follows:

(In thousands)
2023	$714
2024	693
2025	509
2026	393
2027	339
Thereafter	1,251
Total	$3,899

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three months ended March 31, 2023, the Company recognized non-cash impairment charges of $3.9 million primarily in connection with changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint as part of the Company’s modernization initiatives. During the three months ended March 31, 2023, there were no non-cash impairment charges related to leasehold improvements. During the three months ended March 31, 2022, the Company recognized non-cash impairment charges of $1.3 million, including $1.2 million related to ROU assets, and $0.1 million related to leasehold improvements also as a result of the proactive decisions by management discussed above.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$32,963	$43,265
Lease liabilities arising from obtaining right-of-use assets(1)	4,821	7,586

(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the three months ended March 31, 2023 and 2022, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The operating lease expense was $18.1 million and $23.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2023 and December 31, 2022, respectively:

(In thousands)	March 31, 2023	December 31, 2022
Land, buildings and improvements	$349,459	$340,692
Towers, transmitters and studio equipment	221,588	215,655
Computer equipment and software	629,218	617,794
Furniture and other equipment	41,900	41,924
Construction in progress	28,373	29,091
	1,270,538	1,245,156
Less: accumulated depreciation	596,159	550,314
Property, plant and equipment, net	$674,379	$694,842

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2023 and December 31, 2022, respectively:

(In thousands)	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,455	$(675,167)	$1,652,455	$(633,352)
Talent and other contracts	338,900	(171,272)	338,900	(160,500)
Trademarks and tradenames	335,862	(130,941)	335,862	(122,403)
Other	18,443	(10,396)	18,443	(9,735)
Total	$2,345,660	$(987,776)	$2,345,660	$(925,990)

Total amortization expense related to definite-lived intangible assets for the Company for the three months ended March 31, 2023 and 2022 was $61.8 million and $63.1 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2024	$244,707
2025	213,514
2026	201,512
2027	176,171
2028	160,395

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2022	$1,462,022	$747,350	$104,031	$2,313,403
Foreign currency	—	—	33	33
Balance as of March 31, 2023	$1,462,022	$747,350	$104,064	$2,313,436

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of March 31, 2023 and December 31, 2022 consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	4,296	4,462
Total consolidated secured debt	4,319,548	4,319,714

8.375% Senior Unsecured Notes due 2027(3)	1,100,366	1,120,366
Other unsecured subsidiary debt	—	52
Original issue discount	(9,828)	(10,569)
Long-term debt fees	(14,629)	(15,396)
Total debt	5,395,457	5,414,167
Less: Current portion	525	664
Total long-term debt	$5,394,932	$5,413,503
(1)As of March 31, 2023, the ABL Facility had a borrowing base of $438.3 million, no outstanding borrowings and $25.0 million of outstanding letters of credit, resulting in $413.3 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2024 through 2045.
(3)During the three months ended March 31, 2023, we repurchased $20.0 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $15.4 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $4.6 million.

The Company’s weighted average interest rate was 7.1% and 6.9% as of March 31, 2023 and December 31, 2022, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.5 billion and $4.8 billion as of March 31, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Surety Bonds and Letters of Credit
As of March 31, 2023, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $10.0 million and $25.4 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
Alien Ownership Restrictions and FCC Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. On November 5, 2020, the FCC issued a declaratory ruling, which permits the Company to be up to 100% foreign owned, subject to certain conditions (the "2020 Declaratory Ruling").

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) for the three months ended March 31, 2023 and the three months ended March 31, 2022 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2023	2022
Current tax expense	$(3,485)	$(3,579)
Deferred tax benefit (expense)	(72,620)	23,788
Income tax benefit (expense)	$(76,105)	$20,209

The effective tax rates for the three months ended March 31, 2023 and March 31, 2022 were (52.0)% and 29.3%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

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

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $10.2 million and $5.5 million for the Company for the three months ended March 31, 2023 and March 31, 2022, respectively.
On March 28, 2022, the Company issued performance-based restricted stock units ("Q1 2022 Performance RSUs") to certain key employees. Such Q1 2022 Performance RSUs vest upon the achievement of total stockholder return goals and continued service, which are being measured over an approximately 50-month period from the date of issuance. In the three months ended March 31, 2023, the Company recognized $0.7 million in relation to these Q1 2022 Performance RSUs.
On May 9, 2022, the Company issued performance-based restricted stock units ("Q2 2022 Performance RSUs") and restricted stock units ("2022 RSUs") to certain key employees. Such Q2 2022 Performance RSUs vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Diversity, Equity and Inclusion goals, and continued service. Such 2022 RSUs vest upon continued service. These awards are being recognized ratably over a 3-year period from the date of

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
issuance. In the three months ended March 31, 2023, the Company recognized $1.2 million in relation to these Q2 2022 Performance RSUs.
As of March 31, 2023, there was $37.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. In addition, as of March 31, 2023, there were unrecognized compensation costs of $9.5 million for the Q1 2022 Performance RSUs and $10.6 million for the Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on certain performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over the 3-year period from the date of issuance for the Q2 2022 Performance RSUs.
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
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued as of March 31, 2023:

March 31, 2023
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	122,385,200
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	21,469,919
Special Warrants	5,111,312
Total Class A Common Stock, Class B Common Stock and Special Warrants issued	148,966,431

During the three months ended March 31, 2023, stockholders converted 7,262 shares of the Class B common stock into Class A common stock. During the three months ended March 31, 2022, stockholders converted 159,692 shares of the Class B common stock into Class A common stock.
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Company's emergence from bankruptcy in 2019 may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock, (b) more than 22.5 percent of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the Company exceeding any other applicable foreign ownership threshold or (d) violation of any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. The Communications Act and FCC regulations prohibit foreign entities or individuals from indirectly (i.e., through a parent company) owning or voting more than 25 percent of a licensee’s equity, unless the FCC determines that greater indirect foreign ownership is in the public interest. As mentioned in Note 6 above, on November 5, 2020, the FCC issued the 2020 Declaratory Ruling, which permits the Company to be up to 100% foreign owned.

During the three months ended March 31, 2023, there were no Special Warrants exercised for shares of Class A or Class B common stock. During the three months ended March 31, 2022, stockholders exercised 11,361 Special Warrants for an equivalent number of shares of Class A common stock. During the three months ended March 31, 2022, there were no Special Warrant exercised for shares of Class B common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended March 31,
	2023	2022
NUMERATOR:
Net loss attributable to the Company – common shares	$(222,260)	$(48,582)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	148,365	147,513
Stock options and restricted stock(2):	—	—
Weighted average common shares outstanding - diluted	148,365	147,513

Net loss attributable to the Company per common share:
Basic	$(1.50)	$(0.33)
Diluted	$(1.50)	$(0.33)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three months ended March 31, 2023 and 2022.
(2) Outstanding equity service awards representing 11.7 million and 10.0 million shares of Class A common stock of the Company for the three months ended March 31, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three months ended March 31, 2023 and 2022:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2023
Revenue	$529,013	$223,396	$61,351	$—	$(2,521)	$811,239
Operating expenses(1)	441,961	169,277	46,007	63,091	(2,521)	717,815
Segment Adjusted EBITDA(2)	$87,052	$54,119	$15,344	$(63,091)	$—	$93,424
Depreciation and amortization						(108,512)
Impairment charges						(3,947)
Other operating expense, net						(221)
Restructuring expenses						(19,454)
Share-based compensation expense						(10,152)
Operating loss						$(48,862)

Intersegment revenues	$—	$1,189	$1,332	$—	$—	$2,521
Capital expenditures	26,424	5,777	3,887	3,077	—	39,165
Share-based compensation expense	—	—	—	10,152	—	10,152

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2022
Revenue	$571,160	$214,219	$60,857	$—	$(2,778)	$843,458
Operating expenses(1)	437,253	161,711	44,470	57,584	(2,778)	698,240
Segment Adjusted EBITDA(2)	$133,907	$52,508	$16,387	$(57,584)	$—	$145,218
Depreciation and amortization						(114,051)
Impairment charges						(1,334)
Other operating expense, net						(870)
Restructuring expenses						(11,093)
Share-based compensation expense						(5,535)
Operating income						$12,335

Intersegment revenues	$168	$1,269	$1,341	$—	$—	$2,778
Capital expenditures	12,338	5,156	1,699	3,364	—	22,557
Share-based compensation expense	—	—	—	5,535	—	5,535
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q of iHeartMedia, Inc. (the "Company," "iHeartMedia," "we," "our," or "us").
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

Management looks at our Multiplatform Group's operations’ overall revenue as well as the revenue from each revenue stream including Broadcast Spot, Networks, and Sponsorship and Events. We periodically review and refine our selling structures in all regions and markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

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

Economic Conditions

Our advertising revenue is correlated to changes in economic conditions. Increasing interest rates and high inflation contributed to a challenging macroeconomic environment beginning in the third quarter of 2022. This challenging environment has led to broader market uncertainty which impacted our revenue in the first quarter of 2023. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on our ability to generate revenue.

Cost Savings Initiatives

We have implemented key modernization initiatives and operating-expense-saving initiatives over recent years to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint. We continue to explore opportunities for further efficiencies.

Impairment Charges

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements.

Executive Summary
Revenues for the first quarter of 2023 decreased for our Multiplatform Group segment due to lower spending on radio advertising in connection with the uncertain market conditions, and increased for our Digital Audio Group segment.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $811.2 million decreased $32.2 million, or 3.8% during the quarter ended March 31, 2023 compared to Consolidated Revenue of $843.5 million in the prior year's first quarter.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group decreased $42.1 million and $46.9 million compared to the prior year's first quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $9.2 million and $1.6 million compared to the prior year's first quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group increased $0.5 million and decreased $1.0 million compared to the prior year's first quarter, respectively.
•Operating loss of $48.9 million, decreased $(61.2) million from Operating income of $12.3 million in the prior year’s first quarter.
•Net loss of $222.4 million, increased $173.6 million from Net Loss of $48.7 million in the prior year's first quarter.
•Cash flows used for operating activities of $(94.0) million increased from $(52.2) million used for operating activities in the prior year's first quarter.
•Adjusted EBITDA(1) of $93.4 million, was down $(51.8) million from $145.2 million in prior year's first quarter.
•Free cash flow(2) of $(133.1) million decreased from $(74.8) million in the prior year's first quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2023	2022
Revenue	$811,239	$843,458
Operating income (loss)	(48,862)	12,335
Net loss	(222,363)	(48,739)
Cash used for operating activities	(93,983)	(52,212)

Adjusted EBITDA(1)	$93,424	$145,218
Free cash flow(2)	(133,148)	(74,769)
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating income (loss) to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free cash flow” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the three months ended March 31, 2023 to the three months ended March 31, 2022:

(In thousands)	Three Months Ended March 31,
	2023	2022
Revenue	$811,239	$843,458
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	344,620	330,524
Selling, general and administrative expenses (excludes depreciation and amortization)	402,801	384,344
Depreciation and amortization	108,512	114,051
Impairment charges	3,947	1,334
Other operating expense, net	221	870
Operating income (loss)	(48,862)	12,335
Interest expense, net	95,457	79,219
Loss on investments, net	(6,505)	(1,765)
Equity in earnings (loss) of nonconsolidated affiliates	40	(29)
Gain on extinguishment of debt	4,625	—
Other expense, net	(99)	(270)
Loss before income taxes	(146,258)	(68,948)
Income tax benefit (expense)	(76,105)	20,209
Net loss	(222,363)	(48,739)
Less amount attributable to noncontrolling interest	(103)	(157)
Net loss attributable to the Company	$(222,260)	$(48,582)

The table below presents the comparison of our revenue streams for the three months ended March 31, 2023 to the three months ended March 31, 2022:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Broadcast Radio	$383,238	$415,242	(7.7)%
Networks	107,954	117,558	(8.2)%
Sponsorship and Events	32,587	33,601	(3.0)%
Other	5,234	4,759	10.0%
Multiplatform Group	529,013	571,160	(7.4)%
Digital, excluding Podcast	146,585	145,675	0.6%
Podcast	76,811	68,544	12.1%
Digital Audio Group	223,396	214,219	4.3%
Audio & Media Services Group	61,351	60,857	0.8%
Eliminations	(2,521)	(2,778)
Revenue, total	$811,239	$843,458	(3.8)%

Consolidated results for the three months ended March 31, 2023 compared to the consolidated results for the three months ended March 31, 2022 were as follows:

Revenue
Consolidated revenue decreased $32.2 million during the three months ended March 31, 2023 compared to the same period of 2022. Multiplatform Group revenue decreased $42.1 million, or 7.4%, primarily resulting from a decrease in broadcast advertising due to a more challenging macroeconomic environment as discussed above, as well as a decline in political advertising. Digital Audio Group revenue increased $9.2 million, or 4.3%, driven primarily by continuing increases in demand for digital advertising. Audio & Media Services revenue increased $0.5 million primarily due to continued growth in digital revenues, partially offset by a decrease in political revenue.
Direct Operating Expenses
Consolidated direct operating expenses increased $14.1 million during the three months ended March 31, 2023 compared to the same period of 2022. The increase in direct operating expenses was primarily driven by higher variable content costs resulting from an increase in digital revenue, including profit sharing expenses, third-party digital costs, and production costs, as well as costs incurred in connection with executing on our cost saving initiatives.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $18.5 million during the three months ended March 31, 2023 compared to the same period of 2022. The increase in Consolidated SG&A expenses was driven primarily by higher share-based compensation and employee compensation, higher bad debt expense, as well as costs incurred in connection with executing on our cost reduction initiatives. These increases were partially offset by lower sales commissions.

Depreciation and Amortization
Depreciation and amortization decreased $5.5 million during the three months ended March 31, 2023 compared to the same period of 2022, primarily as a result of a lower fixed asset base due to properties sold in 2022 in connection with our real estate optimization initiatives, and lower amortization expense due to certain intangible assets being fully amortized.
Impairment Charges
As part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the three months ended March 31, 2023, we recognized non-cash impairment charges of $3.9 million primarily related to changes in sublease assumptions for certain operating leases previously determined to be subleased as part of strategic actions to streamline our real estate footprint. We recorded non-cash impairment charges of $1.3 million during the three months ended March 31, 2022.

Interest Expense
Interest expense increased $16.2 million during the three months ended March 31, 2023 compared to the same period of 2022, primarily as a result of the increase in LIBOR borrowing rates, partially offset by the 2022 repurchases of $329.6 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash.

Loss on Investments, Net
During the three months ended March 31, 2023 and March 31, 2022, we recognized a loss on investments, net of $6.5 million and $1.8 million, respectively, related to declines in the value of our investments.

Gain on Extinguishment of Debt

During the three months ended March 31, 2023, we recognized a gain on extinguishment of debt of $4.6 million in connection with the open market repurchases of $20.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $15.4 million in cash.

Income Tax Benefit (Expense)

The effective tax rate for the Company for the three months ended March 31, 2023 and March 31, 2022 was (52.0)% and 29.3%, respectively. The effective tax rate was primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

Net Loss Attributable to the Company
Net loss attributable to the Company of $222.3 million during the three months ended March 31, 2023 increased $173.7 million compared to Net loss attributable to the Company of $48.6 million during the three months ended March 31, 2022, primarily as a result of lower consolidated revenues, higher content costs, and costs incurred in connection with the execution of cost reduction initiatives.

Multiplatform Group Results

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$529,013	$571,160	(7.4)%
Operating expenses(1)	441,961	437,253	1.1%
Segment Adjusted EBITDA	$87,052	$133,907	(35.0)%
Segment Adjusted EBITDA margin	16.5%	23.4%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group decreased $(42.1) million compared to the prior year as a result of the challenging macroeconomic environment, and a decline in political advertising. Broadcast revenue declined $(32.0) million, or 7.7%, year-over-year, driven by lower spot revenue. Networks declined $(9.6) million, or 8.2%, year-over-year. Revenue from Sponsorship and Events decreased by $(1.0) million, or 3.0%, year-over-year.

Operating expenses increased $4.7 million, driven primarily by higher content and production costs, partially offset by decreased sales commissions.

Digital Audio Group Results

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$223,396	$214,219	4.3%
Operating expenses(1)	169,277	161,711	4.7%
Segment Adjusted EBITDA	$54,119	$52,508	3.1%
Segment Adjusted EBITDA margin	24.2%	24.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Digital Audio Group increased $9.2 million compared to the prior year, led by Podcast revenue which increased by $8.3 million, or 12.1%, year-over-year, driven primarily by increased demand for podcast, and growth from Digital, excluding Podcast revenue, which grew $0.9 million, or 0.6%, year-over-year, driven by increased demand for digital advertising.
Operating expenses increased $7.6 million due to higher variable content and production costs primarily resulting from the development of new podcasts, higher third-party digital costs, and profit share expenses primarily resulting from higher revenue.
Audio & Media Services Group Results

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$61,351	$60,857	0.8%
Operating expenses(1)	46,007	44,470	3.5%
Segment Adjusted EBITDA	$15,344	$16,387	(6.4)%
Segment Adjusted EBITDA margin	24.9%	26.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group increased $0.5 million compared to the comparative period in the prior year driven by continued growth in digital revenues, partially offset by a decrease in political revenue.

Operating expenses increased $1.5 million primarily as a result of higher software costs.

Reconciliation of Operating income (loss) to Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2023	2022
Operating income (loss)	$(48,862)	$12,335
Depreciation and amortization	108,512	114,051
Impairment charges	3,947	1,334
Other operating expense, net	221	870
Share-based compensation expense	10,152	5,535
Restructuring expenses	19,454	11,093
Adjusted EBITDA(1)	$93,424	$145,218

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2023	2022
Net loss	$(222,363)	$(48,739)
Income tax benefit (expense)	76,105	(20,209)
Interest expense, net	95,457	79,219
Depreciation and amortization	108,512	114,051
EBITDA	$57,711	$124,322
Loss on investments, net	6,505	1,765
Gain on extinguishment of debt	(4,625)	—
Other expense, net	99	270
Equity in earnings (loss) of nonconsolidated affiliates	(40)	29
Impairment charges	3,947	1,334
Other operating expense, net	221	870
Share-based compensation expense	10,152	5,535
Restructuring expenses	19,454	11,093
Adjusted EBITDA(1)	$93,424	$145,218
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Loss on investments, net, Gain on extinguishment of debt, Other expense, net, Equity in earnings (loss) of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income (loss) or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income (loss) and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash used for operating activities to Free Cash Flow

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash used for operating activities	$(93,983)	$(52,212)
Purchases of property, plant and equipment	(39,165)	(22,557)
Free cash flow(1)	$(133,148)	$(74,769)
(1)We define Free cash flow ("Free Cash Flow") as Cash used for operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by (used for) operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.
Share-Based Compensation Expense
On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the prior plan. At our 2023 Annual Meeting of Stockholders, we are seeking to approve an increase to the shares authorized for issuance under the 2021 Plan. Pursuant to our 2021 Plan, we may grant restricted stock units covering and options to purchase shares of the Company's Class A common stock to certain key individuals.

Share-based compensation expenses are recorded in SG&A expenses and were $10.2 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $37.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. In addition, as of March 31, 2023, there were unrecognized compensation costs of $9.5 million of Q1 2022 Performance RSUs and $10.6 million of Q2 2022 Performance RSUs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. These costs will be recognized over a 50-month period from the date of issuance for the Q1 2022 Performance RSUs and over a 3-year period from the date of issuance for the Q2 2022 Performance RSUs.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash used for:
Operating activities	$(93,983)	$(52,212)
Investing activities	(38,421)	(19,690)
Financing activities	(15,938)	(461)
Free Cash Flow(1)	(133,148)	(74,769)
(1) For a definition of Free Cash Flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities of $94.0 million during the three months ended March 31, 2023 increased from $52.2 million during the three months ended March 31, 2022 primarily due to a decrease in broadcast radio revenue due to a more challenging macroeconomic environment, an increase in LIBOR borrowing rates, and timing of payments. These decreases were partially offset by a decrease in bonus payments in 2023 compared to 2022.

Investing Activities

Cash used for investing activities of $38.4 million during the three months ended March 31, 2023 primarily reflects $39.2 million in cash used for capital expenditures. We spent $26.4 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $5.8 million in our Digital Audio Group segment primarily related to IT infrastructure, $3.9 million in our Audio & Media Services Group segment, primarily related to software, and $3.1 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities in the three months ended March 31, 2023 includes $12.7 million of cash paid in the current period related to assets acquired in the fourth quarter of 2022.

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

Financing Activities

Cash used for financing activities totaled $15.9 million during the three months ended March 31, 2023 primarily due to the repurchases of $20.0 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $15.4 million in cash, reflecting a discounted purchase price from the face value of the notes.

Cash used for financing activities totaled $0.5 million during the three months ended March 31, 2022. Due to the $250.0 million voluntary repayment of our term loan credit facilities in the third quarter of 2021, our Term Loan Facility no longer requires quarterly principal payments.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $187.9 million as of March 31, 2023, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). As of March 31, 2023, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $438.3 million and $25.0 million in outstanding letters of credit, resulting in $413.3 million of borrowing base availability. Together with our cash balance of $187.9 million as of March 31, 2023 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $601 million.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which impacted Q1 2023 revenues. For the three months ended March 31, 2023, our revenues decreased compared to the three months ended March 31, 2022 primarily due to the decrease in broadcast radio revenue driven by market uncertainty from the challenging macroeconomic environment, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at March 31, 2023, we anticipate that we will have approximately $287.5 million of cash interest payments in the remainder of 2023 compared to $266.3 million of cash interest payments during the same period in 2022, primarily related to the increase in interest rates, including LIBOR. Future increases in interest rates could have a significant impact on our cash interest payments.

We believe that our cash balance, our cash flow from operations and availability under our ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months. We acknowledge the challenges posed by the market uncertainty as a result of global economic weakness, the recent slowdown in economic activity, rising interest rates, high inflation and other macroeconomic trends, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

We frequently evaluate strategic opportunities. During the three months ended March 31, 2023, we repurchased $20.0 million in aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $15.4 million in cash, reflecting a discounted purchase price from the face value of the notes. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.

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

Summary Debt Capital Structure
As of March 31, 2023 and December 31, 2022, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	March 31, 2023	December 31, 2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	4,296	4,462
Total Secured Debt	$4,319,548	$4,319,714

8.375% Senior Unsecured Notes due 2027[1]	1,100,366	1,120,366
Other Subsidiary Debt	—	52
Original issue discount	(9,828)	(10,569)
Long-term debt fees	(14,629)	(15,396)
Total Debt	$5,395,457	$5,414,167
Less: Cash and cash equivalents	187,933	336,236
Net Debt[2]	$5,207,524	$5,077,931

1 During the first quarter of 2023, we repurchased $20.0 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $15.4 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $4.6 million.

2 Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of March 31, 2023, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended March 31, 2023. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of March 31, 2023, we were in compliance with all covenants related to our debt agreements in all material respects. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three months ended March 31, 2023, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of March 31, 2023, we were in compliance with all covenants related to our debt agreements.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2023, approximately 42% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2023 would have changed by $5.7 million.
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
Critical Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. There have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2022.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation and potential recessionary indicators, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions, our expectations about certain markets and businesses, expected cash interest payments and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•regulations impacting our business and the ownership of our securities; and
•certain other factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by other filings with the Securities and Exchange Commission (“SEC”).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
We are involved in a variety of legal proceedings in the ordinary course of business and a large portion of our litigation arises in the following contexts: commercial/contract disputes; defamation matters; employment and benefits related claims; intellectual property claims; real estate matters; governmental investigations; and tax disputes. As required, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	712	$6.92	—	$—
February 1 through February 28	2,331	8.03	—	—
March 1 through March 31	—	—	—	—
Total	3,043	$7.77	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2023 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Third Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
10.1*	Amendment No. 3 to Aircraft Lease Agreement
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

Date:	May 2, 2023	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary