Form 10-Q
period 2023-06-30
iHeartMedia, Inc.
filed 2023-08-08
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2023
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	123,169,201
Class B Common Stock, $.001 par value	21,347,363

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$165,325	$336,236
Accounts receivable, net of allowance of $36,022 in 2023 and $29,171 in 2022	1,004,807	1,037,827
Prepaid expenses	127,380	79,098
Other current assets	38,880	19,618
Total Current Assets	1,336,392	1,472,779
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	649,687	694,842
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses and other	1,112,751	1,476,319
Other intangibles, net	1,296,099	1,419,670
Goodwill	1,721,410	2,313,403
OTHER ASSETS
Operating lease right-of-use assets	700,720	788,280
Other assets	166,751	170,594
Total Assets	$6,983,810	$8,335,887
CURRENT LIABILITIES
Accounts payable	$199,947	$240,454
Current operating lease liabilities	75,749	70,024
Accrued expenses	232,234	325,427
Accrued interest	62,349	64,165
Deferred revenue	160,099	131,084
Current portion of long-term debt	440	664
Total Current Liabilities	730,818	831,818
Long-term debt	5,315,955	5,413,503
Noncurrent operating lease liabilities	762,787	848,918
Deferred income taxes	425,454	483,810
Other long-term liabilities	152,254	73,332
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	10,351	9,609
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 124,046,612 and 122,370,425 shares in 2023 and 2022, respectively	124	123
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 21,347,363 and 21,477,181 shares in 2023 and 2022, respectively	21	21
Special Warrants, 5,111,055 and 5,111,312 issued and outstanding in 2023 and 2022, respectively	—	—
Additional paid-in capital	2,931,598	2,912,500
Accumulated deficit	(3,334,212)	(2,227,482)
Accumulated other comprehensive loss	(1,454)	(1,331)
Cost of shares (916,632 in 2023 and 597,482 in 2022) held in treasury	(9,886)	(8,934)
Total Stockholders' Equity (Deficit)	(403,458)	684,506
Total Liabilities and Stockholders' Equity (Deficit)	$6,983,810	$8,335,887
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$920,014	$954,005	$1,731,253	$1,797,463
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	355,061	365,382	699,681	695,906
Selling, general and administrative expenses (excludes depreciation and amortization)	393,773	379,057	796,574	763,401
Depreciation and amortization	108,065	110,788	216,577	224,839
Impairment charges	960,570	245	964,517	1,579
Other operating (income) expense, net	(261)	15,664	(40)	16,534
Operating income (loss)	(897,194)	82,869	(946,056)	95,204
Interest expense, net	98,693	81,494	194,150	160,713
Gain (loss) on investments, net	(6,038)	9,590	(12,543)	7,825
Equity in loss of nonconsolidated affiliates	(44)	(29)	(4)	(58)
Gain on extinguishment of debt	22,902	8,203	27,527	8,203
Other expense, net	(272)	(2,175)	(371)	(2,445)
Earnings (Loss) before income taxes	(979,339)	16,964	(1,125,597)	(51,984)
Income tax benefit (expense)	96,357	(1,782)	20,252	18,427
Net income (loss)	(882,982)	15,182	(1,105,345)	(33,557)
Less amount attributable to noncontrolling interest	1,488	781	1,385	624
Net income (loss) attributable to the Company	$(884,470)	$14,401	$(1,106,730)	$(34,181)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(77)	(650)	(123)	(897)
Other comprehensive loss, net of tax	(77)	(650)	(123)	(897)
Comprehensive income (loss)	(884,547)	13,751	(1,106,853)	(35,078)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to the Company	$(884,547)	$13,751	$(1,106,853)	$(35,078)
Net income (loss) attributable to the Company per common share:
Basic	$(5.93)	$0.10	$(7.44)	$(0.23)
Weighted average common shares outstanding - Basic	149,179	148,050	148,774	147,783
Diluted	$(5.93)	$0.10	$(7.44)	$(0.23)
Weighted average common shares outstanding - Diluted	149,179	149,131	148,774	147,783

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2023	122,385,200	21,469,919	5,111,312	$9,185	$144	$2,922,652	$(2,449,742)	$(1,377)	$(8,958)	$471,904
Net income (loss)				1,488	—	—	(884,470)	—	—	(882,982)
Vesting of restricted stock and other	1,538,599			—	1	(1)	—	—	(928)	(928)
Share-based compensation				—	—	8,947	—	—	—	8,947
Conversion of Special Warrants to Class A or Class B Shares	198	59	(257)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	122,615	(122,615)		—	—	—	—	—	—	—
Other				(322)	—	—	—	—	—	(322)
Other comprehensive loss				—	—	—	—	(77)	—	(77)
Balances at June 30, 2023	124,046,612	21,347,363	5,111,055	$10,351	$145	$2,931,598	$(3,334,212)	$(1,454)	$(9,886)	$(403,458)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2022	121,402,390	21,430,500	5,293,069	$8,066	$143	$2,882,515	$(2,011,401)	$(504)	$(6,798)	$872,021
Net income				781	—	—	14,401	—	—	15,182
Vesting of restricted stock and other	627,289			—	—	4	—	—	(1,558)	(1,554)
Share-based compensation				—	—	8,610	—	—	—	8,610
Conversion of Special Warrants to Class A and Class B Shares	14		(14)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	38,528	(38,528)		—	—	—	—	—	—	—
Other				(188)	—	—	—	—	—	(188)
Other comprehensive loss				—	—	—	—	(650)	—	(650)
Balances at June 30, 2022	122,068,221	21,391,972	5,293,055	$8,659	$143	$2,891,129	$(1,997,000)	$(1,154)	$(8,356)	$893,421

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2023 or 2022.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net income (loss)				1,385	—	—	(1,106,730)	—	—	(1,105,345)
Vesting of restricted stock and other	1,546,112			—	1	(1)	—	—	(952)	(952)
Share-based compensation				—	—	19,099	—	—	—	19,099
Conversion of Special Warrants to Class A and Class B Shares	198	59	(257)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	129,877	(129,877)		—	—	—	—	—	—	—
Other				(643)	—	—	—	—	—	(643)
Other comprehensive loss				—	—	—	—	(123)	—	(123)
Balances at June 30, 2023	124,046,612	21,347,363	5,111,055	$10,351	$145	$2,931,598	$(3,334,212)	$(1,454)	$(9,886)	$(403,458)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net income (loss)				624	—	—	(34,181)	—	—	(33,557)
Vesting of restricted stock and other	1,224,689			—	1	413	—	—	(2,074)	(1,660)
Share-based compensation				—	—	14,145	—	—	—	14,145
Conversion of Special Warrants to Class A and Class B Shares	11,375		(11,375)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	198,220	(198,220)		—	—	—	—	—	—	—
Other				(375)	—	—	—	—	—	(375)
Other comprehensive loss				—	—	—	—	(897)	—	(897)
Balances at June 30, 2022	122,068,221	21,391,972	5,293,055	$8,659	$143	$2,891,129	$(1,997,000)	$(1,154)	$(8,356)	$893,421

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2023, 2022 or 2021.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,105,345)	$(33,557)
Reconciling items:
Impairment charges	964,517	1,579
Depreciation and amortization	216,577	224,839
Deferred taxes	(58,898)	(60,587)
Provision for doubtful accounts	18,565	8,815
Amortization of deferred financing charges and note discounts, net	3,331	2,942
Share-based compensation	19,099	14,145
(Gain) Loss on disposal of operating and other assets	(1,216)	15,583
(Gain) Loss on investments	12,543	(7,825)
Equity in loss of nonconsolidated affiliates	4	58
Gain on extinguishment of debt	(27,527)	(8,203)
Barter and trade income	(11,728)	(12,250)
Other reconciling items, net	199	680
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	14,061	54,240
Increase in prepaid expenses and other current assets	(54,641)	(24,996)
Increase in other long-term assets	(2,447)	(5,371)
Decrease in accounts payable	(40,518)	(6,963)
Decrease in accrued expenses	(48,809)	(75,154)
Decrease in accrued interest	(1,816)	(1,706)
Increase in deferred income	35,742	15,261
Increase in other long-term liabilities	31,096	2,059
Cash provided by (used for) operating activities	(37,211)	103,589
Cash flows from investing activities:
Purchases of property, plant and equipment	(61,938)	(72,210)
Proceeds from disposal of assets	6,875	26,754
Change in other, net	(4,197)	(4,201)
Cash used for investing activities	(59,260)	(49,657)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(73,280)	(105,749)
Change in other, net	(1,595)	(4,962)
Cash used for financing activities	(74,875)	(110,711)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(519)
Net decrease in cash, cash equivalents and restricted cash	(171,336)	(57,298)
Cash, cash equivalents and restricted cash at beginning of period	336,661	352,554
Cash, cash equivalents and restricted cash at end of period	$165,325	$295,256
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$195,482	$160,003
Cash paid for income taxes	11,000	6,835
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
Economic Conditions
The Company's advertising revenue is correlated to changes in economic conditions. Increasing interest rates and high inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty, and has delayed the Company's expected recovery and has had an adverse impact on the Company's revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on the Company's ability to generate revenue.

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

As of June 30, 2023, the Company had approximately $165.3 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a borrowing base of $444.5 million, no outstanding borrowings and $24.9 million of outstanding letters of credit, resulting in $419.6 million of borrowing base availability. Together with the Company's cash balance of $165.3 million as of June 30, 2023 and its borrowing capacity under the ABL Facility, the Company's total available liquidity was approximately $585 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has had an adverse impact on the Company's revenues and cash flows. In

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
addition, the economic uncertainty has had a significant impact on the trading values of the Company's debt and equity securities for a sustained period, indicating a need for the Company to perform an impairment test as of June 30, 2023 on the goodwill recorded in its reporting units. In connection with testing goodwill for impairment, the Company also tested its indefinite-lived Federal Communication Commission ("FCC") licenses.

The estimated fair values of the Company’s FCC licenses, which have indefinite lives, are based on broadcast industry information, including industry-wide projections. The factors discussed above negatively impacted certain assumptions in the discounted cash flow models used to value the Company's FCC licenses. The Company's June 30, 2023 testing indicated that the fair values of its FCC licenses were below their carrying values, which resulted in a non-cash impairment charge of $363.6 million.

Based on the valuation analysis that the Company performed in connection with the interim goodwill impairment testing as of June 30, 2023, the Company determined that the estimated fair values of three of its reporting units were below their carrying values, including goodwill, which required the Company to recognize a non-cash impairment charge of $595.5 million to reduce the Company's goodwill balance.

The Company believes it has made reasonable estimates and utilized reasonable assumptions to calculate the fair values of its indefinite-lived FCC licenses and reporting units. It is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the magnitude of the impact of current market conditions, as well as the timing of any recovery. If the Company's actual results are not consistent with its estimates, the Company could be exposed to future impairment losses that could be material to its results of operations.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2023 presentation.

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$165,325	$336,236
Restricted cash included in:
Other current assets	—	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$165,325	$336,661
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have had a material impact on the Company.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended June 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$429,152	$—	$—	$—	$429,152
Networks(2)	122,168	—	—	—	122,168
Sponsorship and Events(3)	38,210	—	—	—	38,210
Digital, excluding Podcast(4)	—	164,147	—	(1,216)	162,931
Podcast(5)	—	96,707	—	—	96,707
Audio & Media Services(6)	—	—	65,804	(1,372)	64,432
Other(7)	5,585	—	—	—	5,585
Total	595,115	260,854	65,804	(2,588)	919,185
Revenue from leases(8)	829	—	—	—	829
Revenue, total	$595,944	$260,854	$65,804	$(2,588)	$920,014

Three Months Ended June 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$462,547	$—	$—	$—	$462,547
Networks(2)	127,532	—	—	—	127,532
Sponsorship and Events(3)	38,064	—	—	—	38,064
Digital, excluding Podcast(4)	—	166,880	—	(1,376)	165,504
Podcast(5)	—	85,681	—	—	85,681
Audio & Media Services(6)	—	—	71,065	(1,378)	69,687
Other(7)	4,792	—	—	(167)	4,625
Total	632,935	252,561	71,065	(2,921)	953,640
Revenue from leases(8)	365				365
Revenue, total	$633,300	$252,561	$71,065	$(2,921)	$954,005

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Six Months Ended June 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$812,390	$—	$—	$—	$812,390
Networks(2)	230,122	—	—	—	230,122
Sponsorship and Events(3)	70,797	—	—	—	70,797
Digital, excluding Podcast(4)	—	310,732	—	(2,405)	308,327
Podcast(5)	—	173,518	—	—	173,518
Audio & Media Services(6)	—	—	127,155	(2,704)	124,451
Other(7)	10,509	—	—	—	10,509
Total	1,123,818	484,250	127,155	(5,109)	1,730,114
Revenue from leases(8)	1,139	—	—	—	1,139
Revenue, total	$1,124,957	$484,250	$127,155	$(5,109)	$1,731,253

Six Months Ended June 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$877,789	$—	$—	$—	$877,789
Networks(2)	245,090	—	—	—	245,090
Sponsorship and Events(3)	71,665	—	—	—	71,665
Digital, excluding Podcast(4)	—	312,555	—	(2,645)	309,910
Podcast(5)	—	154,225	—	—	154,225
Audio & Media Services(6)	—	—	131,922	(2,719)	129,203
Other(7)	9,261	—	—	(335)	8,926
Total	1,203,805	466,780	131,922	(5,699)	1,796,808
Revenue from leases(8)	655	—	—	—	655
Revenue, total	$1,204,460	$466,780	$131,922	$(5,699)	$1,797,463

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Trade and barter revenues	$53,235	$32,993	$98,264	$73,341
Trade and barter expenses	31,521	29,336	78,907	75,751

In addition to the trade and barter revenue in the table above, the Company recognized $3.7 million and $5.2 million during the three months ended June 30, 2023 and 2022, respectively, and $11.7 million and $12.3 million during the six months ended June 30, 2023 and 2022, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Deferred revenue from contracts with customers:
Beginning balance(1)	$170,681	$184,056	$157,910	$161,114
Revenue recognized, included in beginning balance	(57,532)	(61,973)	(83,307)	(90,406)
Additions, net of revenue recognized during period, and other	71,678	67,596	110,224	118,971
Ending balance	$184,827	$189,679	$184,827	$189,679
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2023, the Company expects to recognize $317.8 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of June 30, 2023, the future lease payments to be received by the Company are as follows:

(In thousands)
2023	$410
2024	474
2025	264
2026	140
2027	81
Thereafter	96
Total	$1,465

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2023, the Company recognized non-cash impairment charges of $1.5 million and $5.5 million, respectively, due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint. During the three and six months ended June 30, 2023, there were no non-cash impairment charges related to leasehold improvements.
During the three months ended June 30, 2022, the Company recognized non-cash impairment charges of $0.3 million, including $0.2 million related to ROU assets and $0.1 million related to leasehold improvements. During the six months ended June 30, 2022, the Company recognized non-cash impairment charges of $1.6 million, including $1.4 million related to ROU assets, and $0.2 million related to leasehold improvements. These charges were primarily to streamline the Company's real estate footprint.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$67,329	$76,153
Lease liabilities arising from obtaining right-of-use assets(1)	7,280	135,128
(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the six months ended June 30, 2023 and 2022, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The operating lease expense was $34.5 million and $43.3 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2023 and December 31, 2022, respectively:

(In thousands)	June 30, 2023	December 31, 2022
Land, buildings and improvements	$352,112	$340,692
Towers, transmitters and studio equipment	226,491	215,655
Computer equipment and software	641,133	617,794
Furniture and other equipment	42,350	41,924
Construction in progress	27,277	29,091
	1,289,363	1,245,156
Less: accumulated depreciation	639,676	550,314
Property, plant and equipment, net	$649,687	$694,842

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets primarily consist of Federal Communications Commission ("FCC") broadcast licenses in its Multiplatform Group segment.

The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. In addition, the Company tests for impairment of other intangible assets whenever events and circumstances indicate that such assets might be impaired.

As discussed in Note 1, Basis of Presentation, economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has had an adverse impact on the Company's revenues and cash flows. In addition, the economic uncertainty has had a significant impact on the trading values of the Company's debt and equity securities for a sustained period. As a result, the Company performed an impairment test as of June 30, 2023 on its goodwill balances. In connection with its goodwill impairment testing, the Company also performed an interim impairment test on its indefinite-lived FCC licenses.

The uncertainty surrounding the demand for advertising impacted the key industry assumptions used in the models that are utilized to value the Company's FCC licenses. As a result, the fair values of certain of the Company's FCC licenses have decreased.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company's FCC licenses are valued using a direct valuation approach, with the key assumptions being market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs, and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. The Company obtained the most recent broadcast radio industry revenue projections for use in the valuation model, as well as various other sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on the Company's FCC licenses as of June 30, 2023.

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on the Company's interim testing, the estimated fair values of its FCC licenses were below their carrying values. As a result, the Company recognized a non-cash impairment charge of $363.6 million on its FCC licenses.

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
The Company tests for possible impairment of other intangible assets whenever events and circumstances indicate that they might be impaired. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
In connection with its impairment testing, the Company also assessed its other intangible assets. Based on the Company’s assessment, no impairment indicators were identified related to the definite-lived intangible assets.
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2023 and December 31, 2022, respectively:

(In thousands)	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,455	$(716,983)	$1,652,455	$(633,352)
Talent and other contracts	338,900	(182,043)	338,900	(160,500)
Trademarks and tradenames	335,862	(139,479)	335,862	(122,403)
Other	18,443	(11,056)	18,443	(9,735)
Total	$2,345,660	$(1,049,561)	$2,345,660	$(925,990)

Total amortization expense related to definite-lived intangible assets for the Company for the three months ended June 30, 2023 and 2022 was $61.8 million and $63.4 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the six months ended June 30, 2023 and 2022 was $123.6 million and $126.5 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2024	$244,707
2025	213,514
2026	201,512
2027	176,171
2028	160,395

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2023(1)	$1,462,022	$747,350	$104,031	$2,313,403
Impairment	$(121,563)	$(439,383)	$(34,515)	(595,461)
Acquisitions	—	3,375	—	3,375
Foreign currency	—	43	50	93
Balance as of June 30, 2023	$1,340,459	$311,385	$69,566	$1,721,410
(1) Beginning goodwill balance is presented net of prior accumulated impairment losses of $1.2 billion related to the Multiplatform Group segment. Refer to the table above for impairments recorded in 2023.
Goodwill Impairment
At least annually, the Company performs its impairment test for each reporting unit’s goodwill. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.

As discussed above, economic uncertainty has had a significant impact on the Company's revenue and cash flows, as well as the trading values of the Company's debt and equity securities for a sustained period. As a result, the Company performed an impairment test as of June 30, 2023 on its goodwill. The uncertainty surrounding the demand for advertising impacted the key assumptions used in the models which are utilized to value the Company's goodwill.

The goodwill impairment test requires measurement of the fair value of the Company's reporting units, which is compared to the carrying value of the reporting units, including goodwill. Each of the Company's reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on the Company's budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. The economic environment resulting from inflation, higher interest rates, and the related uncertainty in the markets impacted the trading values of the Company's debt and equity securities and certain assumptions used to estimate the fair values of the Company's reporting units for purposes of performing the interim goodwill impairment test. Based on the Company's valuation analysis, it determined that the estimated fair values of three of its reporting units were below their carrying value, including goodwill, which required the Company to recognize a non-cash impairment charge of $595.5 million to reduce its goodwill balance.

While the Company believes it has made reasonable estimates and utilized reasonable assumptions to calculate the fair values of its other intangible assets, indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the magnitude of the impact of current market

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
conditions, as well as the timing of any recovery. If the Company's actual results are not consistent with its estimates, the Company could be exposed to future impairment losses that could be material to its results of operations.

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of June 30, 2023 and December 31, 2022 consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	3,618	4,462
Total consolidated secured debt	4,318,870	4,319,714

8.375% Senior Unsecured Notes due 2027(3)	1,020,457	1,120,366
Other unsecured subsidiary debt	—	52
Original issue discount	(9,080)	(10,569)
Long-term debt fees	(13,852)	(15,396)
Total debt	5,316,395	5,414,167
Less: Current portion	440	664
Total long-term debt	$5,315,955	$5,413,503
(1)As of June 30, 2023, the ABL Facility had a borrowing base of $444.5 million, no outstanding borrowings and $24.9 million of outstanding letters of credit, resulting in $419.6 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2024 through 2045.
(3)During the three months ended June 30, 2023, the Company repurchased $79.9 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $57.0 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $22.9 million. During the six months ended June 30, 2023, the Company repurchased $99.9 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $72.4 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $27.5 million. During the three and six months ended, June 30, 2022, the Company repurchased $113.5 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $8.2 million.

The Company’s weighted average interest rate was 7.2% and 6.9% as of June 30, 2023 and December 31, 2022, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.2 billion and $4.8 billion as of June 30, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

On June 15, 2023, iHeartCommunications, Inc. ("iHeartCommunications") entered into an amendment to the credit agreement governing its term loan credit facilities (the "Term Loan Facility"). The amendment replaces the prior Eurocurrency interest rate, based upon LIBOR, with the Secured Overnight Financing Rate (“SOFR”) successor rate plus a SOFR adjustment as specified in the credit agreement. The Term Loan Facility margins remain the same with the Term Loan Facility due 2026 containing margins of 3.00% for Term SOFR Loans (as defined in the credit agreement) and 2.00% for Base Rate Loans (as defined in the credit agreement), and the incremental Term Loan Facility due 2026 containing margins of 3.25% for Term SOFR Loans with a floor of 0.50% and 2.25% for Base Rate Loans with a floor of 1.50%.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Surety Bonds and Letters of Credit
As of June 30, 2023, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $8.7 million and $24.9 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current tax expense	$(35,161)	$(38,581)	$(38,646)	$(42,160)
Deferred tax benefit (expense)	131,518	36,799	58,898	60,587
Income tax benefit (expense)	$96,357	$(1,782)	$20,252	$18,427

The effective tax rates for the three and six months ended June 30, 2023 were 9.8% and 1.8%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as to impairment charges to non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. The deferred tax benefit primarily consists of $92.9 million related to the FCC license impairment charges recorded during the period.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 – STOCKHOLDERS' EQUITY (DEFICIT)
Pursuant to the Company's 2019 Equity Incentive Plan (the "2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, the 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. Pursuant to the 2021 Plan, the Company will continue to grant equity awards covering shares of the Company's Class A common stock to certain key individuals.

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $9.2 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively. Share-based compensation expenses were $19.4 million and $14.1 million for the Company for the six months ended June 30, 2023 and 2022, respectively.
The Company periodically issues restricted stock units ("RSUs") and performance-based RSUs ("Performance RSUs") to certain key employees. The RSUs vest solely due to continued service over time. The Performance RSUs generally vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Diversity, Equity and Inclusion goals, and continued service. The majority of these awards are being measured over an approximately 3-year period from the date of issuance, while certain Performance RSUs are measured over a 50-month period from the date of issuance. On May 18, 2023, the Company issued additional RSUs and Performance RSUs to certain key employees.

The following tables present the Company's total share based compensation expense by award type for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	$5,536	$4,902	$11,638	$8,252
Performance RSUs	2,300	1,500	4,232	1,500
Options	1,376	2,208	3,494	4,393
Total Share Based Compensation Expense	$9,212	$8,610	$19,364	$14,145

As of June 30, 2023, there was $42.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.8 years. In addition, as of June 30, 2023, there were unrecognized compensation costs of $24.6 million for the Performance RSUs related to unvested share-based compensation arrangements that will vest based on certain performance and service conditions. These costs will be recognized over a 3-year or 50-month period from the date of issuance.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended June 30, 2023, there were 198 Special Warrants exercised for shares of Class A common stock. During the three and six months ended June 30, 2023, there were 59 Special Warrants exercised for shares of Class B common stock. During the three and six months ended June 30, 2022, stockholders exercised 14 and 11,375 Special Warrants, respectively, for an equivalent number of shares of Class A common stock. During the six months ended June 30, 2022, there were no Special Warrants exercised for shares of Class B common stock.

Computation of Income (Loss) per Share

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(884,470)	$14,401	$(1,106,730)	$(34,181)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	149,179	148,050	148,774	147,783
Stock options and restricted stock(2):	—	1,081	—	—
Weighted average common shares outstanding - diluted	149,179	149,131	148,774	147,783

Net income (loss) attributable to the Company per common share:
Basic	$(5.93)	$0.10	$(7.44)	$(0.23)
Diluted	$(5.93)	$0.10	$(7.44)	$(0.23)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and six months ended June 30, 2023 and 2022.
(2) Outstanding equity service awards representing 13.8 million and 6.2 million shares of Class A common stock of the Company for the three months ended June 30, 2023 and 2022, respectively, and $12.7 million and $10.4 million for the six months ended June 30, 2023 and 2022 respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three and six months ended June 30, 2023 and 2022:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2023
Revenue	$595,944	$260,854	$65,804	$—	$(2,588)	$920,014
Operating expenses(1)	433,542	176,272	47,305	74,302	(2,588)	728,833
Segment Adjusted EBITDA(2)	$162,402	$84,582	$18,499	$(74,302)	$—	$191,181
Depreciation and amortization						(108,065)
Impairment charges						(960,570)
Other operating income, net						261
Restructuring expenses						(10,789)
Share-based compensation expense						(9,212)
Operating loss						$(897,194)

Intersegment revenues	$—	$1,216	$1,372	$—	$—	$2,588
Capital expenditures	14,870	5,502	904	1,497	—	22,773
Share-based compensation expense	—	—	—	9,212	—	9,212

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2022
Revenue	$633,300	$252,561	$71,065	$—	$(2,921)	$954,005
Operating expenses(1)	438,804	173,678	48,995	58,264	(2,921)	716,820
Segment Adjusted EBITDA(2)	$194,496	$78,883	$22,070	$(58,264)	$—	$237,185
Depreciation and amortization						(110,788)
Impairment charges						(245)
Other operating expense, net						(15,664)
Restructuring expenses						(19,009)
Share-based compensation expense						(8,610)
Operating income						$82,869

Intersegment revenues	$167	$1,376	$1,378	$—	$—	$2,921
Capital expenditures	36,378	5,912	2,423	4,940	—	49,653
Share-based compensation expense	—	—	—	8,610	—	8,610

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2023
Revenue	$1,124,957	$484,250	$127,155	$—	$(5,109)	$1,731,253
Operating expenses(1)	875,503	345,549	93,312	137,393	(5,109)	1,446,648
Segment Adjusted EBITDA(2)	$249,454	$138,701	$33,843	$(137,393)	$—	$284,605
Depreciation and amortization						(216,577)
Impairment charges						(964,517)
Other operating income, net						40
Restructuring expenses						(30,243)
Share-based compensation expense						(19,364)
Operating loss						$(946,056)

Intersegment revenues	$—	$2,405	$2,704	$—	$—	$5,109
Capital expenditures	41,294	11,279	4,791	4,574	—	61,938
Share-based compensation expense	—	—	—	19,364	—	19,364

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2022
Revenue	$1,204,460	$466,780	$131,922		$(5,699)	$1,797,463
Operating expenses(1)	876,057	335,389	93,465	115,848	(5,699)	1,415,060
Segment Adjusted EBITDA(2)	$328,403	$131,391	$38,457	$(115,848)	$—	$382,403
Depreciation and amortization						(224,839)
Impairment charges						(1,579)
Other operating expense, net						(16,534)
Restructuring expenses						(30,102)
Share-based compensation expense						(14,145)
Operating income						$95,204

Intersegment revenues	$335	$2,645	$2,719	$—		$5,699
Capital expenditures	48,716	11,068	4,122	8,304		72,210
Share-based compensation expense	—	—	—	14,145		14,145

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

Digital Audio Group

The primary source of revenue in the Digital Audio Group segment is the sale of advertising on our podcast network, iHeartRadio mobile application and website, and station websites. Revenues for digital advertising are recognized over time based on impressions delivered or time elapsed, depending upon the terms of the contract. Digital Audio Group’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.

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

Economic Conditions

Our advertising revenue is correlated to changes in economic conditions. Increasing interest rates and high inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty which has impacted our revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on our ability to generate revenue.

Cost Savings Initiatives

We have implemented key modernization initiatives and operating-expense-saving initiatives over recent years to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint. We continue to explore opportunities for further efficiencies.

Impairment Charges

Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, and has delayed our expected recovery and has had an adverse impact on our revenue and cash flows. This challenging environment could have a significant impact on our financial results. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed impairment tests as of June 30, 2023 on our indefinite-lived Federal Communication Commission ("FCC") licenses and goodwill.

The uncertainty surrounding the demand for advertising and the adverse impact on the trading values of our debt and equity securities impacted the key assumptions used in the models that are utilized to value our FCC licenses and goodwill. As a result, the fair values of certain of our FCC licenses and reporting units have decreased.

Our FCC licenses are valued using a direct valuation approach, with the key assumptions being market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. We obtained the most recent broadcast radio industry revenue projections for use in our valuation model, as well as various other sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of June 30, 2023.

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on our interim testing, the estimated fair value of our FCC licenses was below their carrying values. As a result, we recognized a non-cash impairment charge of $363.6 million on our FCC licenses.

The goodwill impairment test requires us to measure the fair value of our reporting units, which is compared to the carrying value of the reporting units, including goodwill. Each of our reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. The economic environment resulting from inflation, higher interest rates, and the related uncertainty in the markets negatively impacted the trading values of our debt and equity securities and also impacted certain assumptions used to estimate the fair values of our reporting units for purposes of performing the interim goodwill impairment test. Based on our valuation analysis, we determined that the estimated fair values of three of our reporting units were below their carrying values, including goodwill, which required us to recognize a non-cash impairment charge of $595.5 million to reduce our goodwill balance.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our long-lived assets, indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the magnitude of the impact of current market conditions, as well as the timing of any recovery. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements.

Executive Summary
Revenues for the second quarter of 2023 decreased for our Multiplatform Group segment due to lower spending on radio advertising in connection with the uncertain market conditions, and increased for our Digital Audio Group segment.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $920.0 million decreased $34.0 million, or 3.6%, during the quarter ended June 30, 2023 compared to Consolidated Revenue of $954.0 million in the prior year's second quarter.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group decreased $37.4 million and $32.1 million compared to the prior year's second quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $8.3 million and $5.7 million compared to the prior year's second quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group decreased $5.3 million and $3.6 million compared to the prior year's second quarter, respectively.
•Operating loss of $897.2 million, decreased $980.1 million from Operating income of $82.9 million in the prior year’s second quarter mainly due to the non-cash impairment charges of $960.6 million, primarily related to our goodwill and indefinite-lived intangible assets balances.
•Net loss of $883.0 million, a decrease of $898.2 million from Net income of $15.2 million in the prior year's second quarter primarily related to the non-cash impairment charge of $960.6 million, primarily related to our goodwill and indefinite-lived intangible assets.
•Cash flows provided by operating activities of $56.8 million decreased from $155.8 million provided by operating activities in the prior year's second quarter.
•Adjusted EBITDA(1) of $191.2 million, was down $46.0 million from $237.2 million in prior year's second quarter.
•Free cash flow(2) of $34.0 million decreased from $106.1 million in the prior year's second quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,
	2023	2022
Revenue	$920,014	$954,005
Operating income (loss)	(897,194)	82,869
Net income (loss)	(882,982)	15,182
Cash provided by operating activities	56,772	155,801

Adjusted EBITDA(1)	$191,181	$237,185
Free cash flow(2)	33,999	106,148
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net income (loss), please see "Reconciliation of Operating income (loss) to Adjusted EBITDA" and "Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free cash flow” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$920,014	$954,005	$1,731,253	$1,797,463
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	355,061	365,382	699,681	695,906
Selling, general and administrative expenses (excludes depreciation and amortization)	393,773	379,057	796,574	763,401
Depreciation and amortization	108,065	110,788	216,577	224,839
Impairment charges	960,570	245	964,517	1,579
Other operating expense, net	(261)	15,664	(40)	16,534
Operating income (loss)	(897,194)	82,869	(946,056)	95,204
Interest expense, net	98,693	81,494	194,150	160,713
Gain (loss) on investments, net	(6,038)	9,590	(12,543)	7,825
Equity in loss of nonconsolidated affiliates	(44)	(29)	(4)	(58)
Gain on extinguishment of debt	22,902	8,203	27,527	8,203
Other expense, net	(272)	(2,175)	(371)	(2,445)
Income (loss) before income taxes	(979,339)	16,964	(1,125,597)	(51,984)
Income tax benefit (expense)	96,357	(1,782)	20,252	18,427
Net income (loss)	(882,982)	15,182	(1,105,345)	(33,557)
Less amount attributable to noncontrolling interest	1,488	781	1,385	624
Net income (loss) attributable to the Company	$(884,470)	$14,401	$(1,106,730)	$(34,181)

The table below presents the comparison of our revenue streams for the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Broadcast Radio	$429,152	$462,547	(7.2)%	$812,390	$877,789	(7.5)%
Networks	122,168	127,532	(4.2)%	230,122	245,090	(6.1)%
Sponsorship and Events	38,210	38,064	0.4%	70,797	71,665	(1.2)%
Other	6,414	5,157	24.4%	11,648	9,916	17.5%
Multiplatform Group	595,944	633,300	(5.9)%	1,124,957	1,204,460	(6.6)%
Digital, excluding Podcast	164,147	166,880	(1.6)%	310,732	312,555	(0.6)%
Podcast	96,707	85,681	12.9%	173,518	154,225	12.5%
Digital Audio Group	260,854	252,561	3.3%	484,250	466,780	3.7%
Audio & Media Services Group	65,804	71,065	(7.4)%	127,155	131,922	(3.6)%
Eliminations	(2,588)	(2,921)		(5,109)	(5,699)
Revenue, total	$920,014	$954,005	(3.6)%	$1,731,253	$1,797,463	(3.7)%

Consolidated results for the three and six months ended June 30, 2023 compared to the consolidated results for the three and six months ended June 30, 2022 were as follows:

Revenue
Consolidated revenue decreased $34.0 million during the three months ended June 30, 2023 compared to the same period of 2022. Multiplatform Group revenue decreased $37.4 million, or 5.9%, primarily resulting from a decrease in broadcast advertising due to a challenging macroeconomic environment as discussed above, as well as a decline in political advertising. Digital Audio Group revenue increased $8.3 million, or 3.3%, driven primarily by continuing increases in demand for podcast advertising. Audio & Media Services revenue decreased $5.3 million primarily due to a decrease in political revenue, partially offset by continued growth in digital revenues.
Consolidated revenue decreased $66.2 million during the six months ended June 30, 2023 compared to the same period of 2022. Multiplatform Group revenue decreased $79.5 million, or 6.6%, primarily resulting from a decrease in broadcast advertising due to a more challenging macroeconomic environment as discussed above, as well as a decline in political advertising. Digital Audio Group revenue increased $17.5 million, or 3.7%, driven primarily by continuing increases in demand for digital advertising. Audio & Media Services revenue decreased $4.8 million primarily due to a decrease in political revenue, partially offset by continued growth in digital revenues.
Direct Operating Expenses
Consolidated direct operating expenses decreased $10.3 million during the three months ended June 30, 2023 compared to the same period of 2022. The decrease in direct operating expenses was primarily driven by lower digital performance royalty fees including the impact of expenses recorded in 2022 upon the settlement of amounts related to prior years, as well as lower employee compensation as a result of cost savings initiatives. The decrease was partially offset by higher variable content costs resulting from an increase in digital revenue, including third-party digital costs and production costs.
Consolidated direct operating expenses increased $3.8 million during the six months ended June 30, 2023 compared to the same period of 2022. The increase in direct operating expenses was primarily driven by higher variable content costs resulting from an increase in digital revenue, including profit sharing expenses, third-party digital costs, and production costs. The increase was partially offset by lower performance royalty fees.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $14.7 million during the three months ended June 30, 2023 compared to the same period of 2022. The increase in Consolidated SG&A expenses was driven primarily by higher variable bonus expense and higher bad debt expense, partially offset by lower sales commissions.

Consolidated SG&A expenses increased $33.2 million during the six months ended June 30, 2023 compared to the same period of 2022. The increase in Consolidated SG&A expenses was driven primarily by higher variable bonus expense, share-based compensation, bad debt expense, as well as an increase in costs incurred in connection with executing on our cost reduction initiatives. These increases were partially offset by lower sales commissions.

Depreciation and Amortization
Depreciation and amortization decreased $2.7 million and $8.3 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, primarily as a result of a lower fixed asset base due to properties sold in 2022 in connection with our real estate optimization initiatives, and lower amortization expense due to certain intangible assets being fully amortized.
Impairment Charges
We recorded a non-cash impairment charge of $959.1 million in the second quarter of 2023 to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values. This impairment charge resulted from the economic uncertainty due to inflation and higher interest rates that has had an adverse impact on our results, and has resulted in a significant decrease in the trading values of our debt and equity securities for a sustained period. See Note 5, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
In addition, as part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses. During the three and six months ended June 30, 2023, we recognized non-cash impairment charges of $1.5 million and $5.5 million, respectively, primarily related to changes in sublease assumptions for certain operating leases previously determined to be subleased as part of strategic actions to streamline our real estate footprint. During the three and six months ended June 30, 2022, we recognized non-cash impairment charges of $0.3 million and $1.6 million, respectively, due to the write-down of certain right-of-use assets and related fixed assets, including leasehold improvements.

Other Operating Expense, net

Other operating expense, net of $15.7 million and $16.5 million for the three and six months ended June 30, 2022, respectively, relates primarily to non-cash net book losses recognized on asset disposals in connection with our real estate optimization initiatives.

Interest Expense
Interest expense increased $17.2 million and $33.5 million during the three and six months ended June 30, 2023 compared to the same periods of 2022, primarily as a result of the increase in LIBOR borrowing rates, partially offset by the lower outstanding aggregate principal of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 due to the repurchases of $349.6 million of the notes for $314.8 million in cash made during 2022 and the first quarter of 2023.

Loss on Investments, Net
During the three and six months ended June 30, 2023, we recognized a loss on investments, net of $6.0 million and $12.5 million, respectively, related to declines in the value of our investments. During the three and six months ended June 30, 2022, we recognized a gain on investments, net of $9.6 million and $7.8 million, respectively, in connection with increases in the value of our investments.

Gain on Extinguishment of Debt

During the three months ended June 30, 2023, we recognized a gain on extinguishment of debt of $22.9 million in connection with the open market repurchases of $79.9 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $57.0 million in cash. During the six months ended June 30, 2023, we recognized a gain on extinguishment of debt of $27.5 million, in connection with the open market repurchases of $99.9 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $72.4 million in cash.

During the three and six months ended June 30, 2022, we recognized a gain on extinguishment of debt of $8.2 million in connection with the open market repurchases of $113.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash.

Income Tax Benefit (Expense)

The effective tax rates for the Company for the three and six months ended June 30, 2023 were 9.8% and 1.8%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as by impairment charges to non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. The deferred tax benefit primarily consists of $92.9 million related to the FCC license impairment charges recorded during the period.

Net Loss Attributable to the Company
Net loss attributable to the Company of $884.5 million during the three months ended June 30, 2023 reflected a decrease of $898.9 million compared to Net income attributable to the Company of $14.4 million during the three months ended June 30, 2022, primarily due to the non-cash impairment charges of $960.6 million to our goodwill and indefinite-lived intangible assets balances.
Net loss attributable to the Company of $1,106.7 million during the six months ended June 30, 2023 increased $1,072.5 million compared to Net loss attributable to the Company of $34.2 million during the six months ended June 30, 2022, primarily due to the non-cash impairment charges of $964.5 million to our goodwill and indefinite-lived intangible assets balances.

Multiplatform Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$595,944	$633,300	(5.9)%	$1,124,957	$1,204,460	(6.6)%
Operating expenses(1)	433,542	438,804	(1.2)%	875,503	876,057	(0.1)%
Segment Adjusted EBITDA	$162,402	$194,496	(16.5)%	$249,454	$328,403	(24.0)%
Segment Adjusted EBITDA margin	27.3%	30.7%		22.2%	27.3%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months

Revenue from our Multiplatform Group decreased $37.4 million compared to the prior year as a result of the challenging macroeconomic environment and a decline in political advertising. Broadcast revenue declined $33.3 million, or 7.2%, year-over-year, driven by lower spot revenue and a decrease in political advertising. Networks declined $5.4 million, or 4.2%, year-over-year. Revenue from Sponsorship and Events increased $0.1 million, or 0.3%, year-over-year.

Operating expenses decreased $5.3 million, driven primarily by cost savings initiatives and sales commissions, partially offset by higher bad debt expense.

Six Months

Revenue from our Multiplatform Group decreased $79.5 million compared to the prior year as a result of the challenging macroeconomic environment and a decline in political advertising. Broadcast revenue declined $65.4 million, or 7.5%, year-over-year, driven by lower spot revenue. Networks declined $15.0 million, or 6.1%, year-over-year. Revenue from Sponsorship and Events decreased by $0.9 million, or 1.2%, year-over-year.

Operating expenses decreased $0.6 million, driven primarily decreased sales commissions, offset by higher bad debt expense and higher content and production costs.

Digital Audio Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$260,854	$252,561	3.3%	$484,250	$466,780	3.7%
Operating expenses(1)	176,272	173,678	1.5%	345,549	335,389	3.0%
Segment Adjusted EBITDA	$84,582	$78,883	7.2%	$138,701	$131,391	5.6%
Segment Adjusted EBITDA margin	32.4%	31.2%		28.6%	28.1%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months

Revenue from our Digital Audio Group increased $8.3 million compared to the prior year, driven by Podcast revenue which increased by $11.0 million, or 12.8%, year-over-year, driven primarily by continued increased demand for podcasting from advertisers, partially offset by Digital, excluding Podcast revenue, which declined $2.7 million, or 1.6%, year-over-year, driven by a decrease in COVID-19 related advertisers.
Operating expenses increased $2.6 million due to higher variable costs, including third-party digital costs and sales commissions primarily resulting from higher revenue, partially offset by a decrease in performance royalty fees.

Six Months

Revenue from our Digital Audio Group increased $17.5 million compared to the prior year, driven by Podcast revenue which increased by $19.3 million, or 12.5%, year-over-year, driven primarily by increased demand for podcasting from advertisers, partially offset by Digital, excluding Podcast revenue, which declined $1.8 million, or 0.6%, year-over-year, driven primarily by a decrease in COVID-19 related advertisers and digital subscriptions.
Operating expenses increased $10.2 million due to higher variable content and production costs primarily resulting from the development of new podcasts, higher third-party digital costs, and sales commissions primarily resulting from higher revenue, partially offset by a decrease in performance royalty fees.
Audio & Media Services Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$65,804	$71,065	(7.4)%	$127,155	$131,922	(3.6)%
Operating expenses(1)	47,305	48,995	(3.4)%	93,312	93,465	(0.2)%
Segment Adjusted EBITDA	$18,499	$22,070	(16.2)%	$33,843	$38,457	(12.0)%
Segment Adjusted EBITDA margin	28.1%	31.1%		26.6%	29.2%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months

Revenue from our Audio & Media Services Group decreased $5.3 million compared to the prior year period driven by a decrease in political revenue, partially offset by continued growth in digital revenues.
Operating expenses decreased $1.7 million primarily as a result of lower cost of sales due to lower revenues.
Six Months

Revenue from our Audio & Media Services Group decreased $4.8 million compared to the prior year period driven by a decrease in political revenue, partially offset by continued growth in digital revenues.

Operating expenses decreased $0.2 million primarily as a result of lower cost of sales due to lower revenues, partially offset by a new purchase agreement with third-parties for specific inventory spots.

Reconciliation of Operating income (loss) to Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss)	$(897,194)	$82,869	$(946,056)	$95,204
Depreciation and amortization	108,065	110,788	216,577	224,839
Impairment charges	960,570	245	964,517	1,579
Other operating (income) expense, net	(261)	15,664	(40)	16,534
Restructuring expenses	10,789	19,009	30,243	30,102
Share-based compensation expense	9,212	8,610	19,364	14,145
Adjusted EBITDA(1)	$191,181	$237,185	$284,605	$382,403

Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(882,982)	$15,182	$(1,105,345)	$(33,557)
Income tax benefit (expense)	(96,357)	1,782	(20,252)	(18,427)
Interest expense, net	98,693	81,494	194,150	160,713
Depreciation and amortization	108,065	110,788	216,577	224,839
EBITDA	$(772,581)	$209,246	$(714,870)	$333,568
Gain (loss) on investments, net	6,038	(9,590)	12,543	(7,825)
Gain on extinguishment of debt	(22,902)	(8,203)	(27,527)	(8,203)
Other expense, net	272	2,175	371	2,445
Equity in loss of nonconsolidated affiliates	44	29	4	58
Impairment charges	960,570	245	964,517	1,579
Other operating (income) expense, net	(261)	15,664	(40)	16,534
Restructuring expenses	10,789	19,009	30,243	30,102
Share-based compensation expense	9,212	8,610	19,364	14,145
Adjusted EBITDA(1)	$191,181	$237,185	$284,605	$382,403
(1)We define Adjusted EBITDA as consolidated Operating income adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating (income) expense, net. Alternatively, Adjusted EBITDA is calculated as Net income (loss), adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Gain on extinguishment of debt, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating income (expense), net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.
Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash provided by (used for) operating activities	$56,772	$155,801	$(37,211)	$103,589
Purchases of property, plant and equipment	(22,773)	(49,653)	(61,938)	(72,210)
Free cash flow(1)	$33,999	$106,148	$(99,149)	$31,379
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
Share-Based Compensation Expense
On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the prior plan. At our 2023 Annual Meeting of Stockholders, an increase to the shares authorized for issuance under the 2021 Plan was approved. Pursuant to our 2021 Plan, we may grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

Share-based compensation expenses are recorded in SG&A expenses and were $9.2 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively, and $19.4 million and $14.1 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $42.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.8 years. In addition, as of June 30, 2023, there were unrecognized compensation costs of $24.6 million for the Performance RSUs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. These costs will be recognized over a 3-year or 50-month period from the date of issuance. See Note 8, Stockholders' Equity, for more information

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash provided by (used for):
Operating activities	$(37,211)	$103,589
Investing activities	(59,260)	(49,657)
Financing activities	(74,875)	(110,711)
Free Cash Flow(1)	(99,149)	31,379
(1) For a definition of Free Cash Flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $37.2 million during the six months ended June 30, 2023 compared to cash provided by operating activities of $103.6 million during the six months ended June 30, 2022. The decrease was primarily due to a decrease in broadcast radio revenue due to a more challenging macroeconomic environment, higher interest expense due to an increase in borrowing rates, and timing of payments. These decreases were partially offset by a decrease in bonus payments in 2023 compared to 2022.

Investing Activities

Cash used for investing activities of $59.3 million during the six months ended June 30, 2023 primarily reflects $61.9 million in cash used for capital expenditures. We spent $41.3 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $11.3 million in our Digital Audio Group segment primarily related to IT infrastructure, $4.8 million in our Audio & Media Services Group segment, primarily related to software, and $4.6 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities in the six months ended June 30, 2023 includes $12.7 million of cash paid in the current period related to assets acquired in the fourth quarter of 2022.

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

Financing Activities

Cash used for financing activities totaled $74.9 million during the six months ended June 30, 2023 primarily due to the repurchases of $99.9 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $72.4 million in cash, reflecting a discounted purchase price from the face value of the notes.

Cash used for financing activities totaled $110.7 million during the six months ended June 30, 2022 primarily due to the open market repurchases of $113.5 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $105.3 million in cash, reflecting a discounted purchase price from the face value of the notes.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $165.3 million as of June 30, 2023, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). As of June 30, 2023, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $444.5 million and $24.9 million in outstanding letters of credit, resulting in $419.6 million of borrowing base availability. Together with our cash balance of $165.3 million as of June 30, 2023 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $585 million.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has impacted 2023 revenues. For the six months ended June 30, 2023, our revenues decreased compared to the six months ended June 30, 2022 primarily due to the decrease in broadcast radio revenue driven by market uncertainty from the challenging macroeconomic environment, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities, and maintain operations.

On June 15, 2023, iHeartCommunications, Inc. ("iHeartCommunications") entered into an amendment to the credit agreement governing its term loan credit facilities (the "Term Loan Facility"). The amendment replaces the prior Eurocurrency interest rate, based upon LIBOR, with the Secured Overnight Financing Rate (“SOFR”) successor rate plus a SOFR adjustment as specified in the credit agreement. The Term Loan Facility margins remain the same with the Term Loan Facility due 2026 containing margins of 3.00% for Term SOFR Loans (as defined in the credit agreement) and 2.00% for Base Rate Loans (as defined in the credit agreement), and the Incremental Term Loan Facility due 2026 containing margins of 3.25% for Term SOFR Loans with a floor of 0.50% and 2.25% for Base Rate Loans with a floor of 1.50%.

Assuming the current level of borrowings and interest rates in effect at June 30, 2023, we anticipate that we will have approximately $197.0 million of cash interest payments in the remainder of 2023 compared to $182.4 million of cash interest payments during the same period in 2022, primarily related to the increase in interest rates, including SOFR. Future increases in interest rates could have a significant impact on our cash interest payments.

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

We frequently evaluate strategic opportunities. During the six months ended June 30, 2023, we repurchased $99.9 million in aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $72.4 million in cash, reflecting a discounted purchase price from the face value of the notes. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.

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

Summary Debt Capital Structure
As of June 30, 2023 and December 31, 2022, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	June 30, 2023	December 31, 2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	3,618	4,462
Total Secured Debt	$4,318,870	$4,319,714

8.375% Senior Unsecured Notes due 2027[1]	1,020,457	1,120,366
Other Subsidiary Debt	—	52
Original issue discount	(9,080)	(10,569)
Long-term debt fees	(13,852)	(15,396)
Total Debt	$5,316,395	$5,414,167
Less: Cash and cash equivalents	165,325	336,236
Net Debt[2]	$5,151,070	$5,077,931
1 During the three and six months ended June 30, 2023, we repurchased $79.9 million and $99.9 million, respectively, of aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $57.0 million and $72.4 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt for the three and six months ended June 30, 2023 of $22.9 million and $27.5 million, respectively.

2 Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

See above under “Sources of Liquidity and Cash Requirements” for details regarding the amendment to our Term Loan Facility entered into on June 15, 2023.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of June 30, 2023, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended June 30, 2023. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of June 30, 2023, we were in compliance with all covenants related to our debt agreements in all material respects. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2023, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of June 30, 2023, we were in compliance with all covenants related to our debt agreements.
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

Interest Rate Risk
On June 15, 2023, iHeartCommunications, Inc. ("iHeartCommunications") entered into an amendment to the credit agreement governing its Term Loan credit facilities. The amendment replaces the prior Eurocurrency interest rate, based upon LIBOR, with the Secured Overnight Financing Rate (“SOFR”) successor rate plus a SOFR adjustment as specified in the credit agreement.

A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2023, approximately 42% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the six months ended June 30, 2023 would have changed by $11.4 million.
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
Critical Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Other than the following, there have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2022.

Economic uncertainty due to higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, and has delayed our expected recovery and has had an adverse impact on our revenue and cash flows. This challenging environment could have a significant impact on our financial results. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed an impairment test as of June 30, 2023 on our long-lived assets, intangible assets, indefinite-lived FCC licenses and goodwill.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, such as our FCC licenses, are reviewed for impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model, which results in value that is directly attributable to the indefinite-lived intangible assets.

Our key assumptions using the direct valuation method are market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market.

On June 30, 2023, we performed an interim impairment test in accordance with ASC 350-30-35 and we concluded that a $363.6 million impairment of the indefinite-lived intangible assets was required. In determining the fair value of our FCC licenses, the following key assumptions were used:

•Revenue forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, and revenue growth projections made by industry analysts were used for the initial five-year period;
•2.0% over-the-air revenue growth and 3.0% digital revenue growth was assumed beyond the initial five-year period and 2.0% revenue growth was assumed in the terminal period;
•Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;
•Operating margins of 8.0% in the first year gradually climb to the industry average margin in year 3 of up to 18.2%, depending on market size; and
•Assumed discount rates of 10.0% for all markets.

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

Impact on the Fair Value of our FCC Licenses due to 100 bps Change in:
Revenue Growth Rate	Profit Margin	Discount Rate
(in thousands)
$201,609	$155,590	$222,563

At June 30, 2023, both the carrying value of our FCC licenses after the impairment of $363.6 million and the fair value of the FCC licenses was $1.1 billion. Consequently, an increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.

Goodwill

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded. The impairment testing performed as of June 30, 2023 has resulted in a decrease in the fair values of our reporting units. The carrying values of our Multiplatform, Digital, and RCS reporting units exceeded their fair values. The fair value of our Katz reporting unit exceeded its carrying value.

The valuation methodology we use for valuing goodwill involves considering the implied fair values of our reporting units based on market factors including the trading prices of our debt and equity securities, and estimating future cash flows expected to be generated from the related assets, discounted to their present values using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present values.

On June 30, 2023, we performed our interim impairment test in accordance with ASC 350-30-35, resulting in a $595.5 million impairment of goodwill. In determining the fair value of our reporting units, we considered industry and market factors including trading multiples of similar businesses and the trading prices of our debt and equity securities. For purposes of assessing the discounted future cash flows of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2023 through 2027. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.
•Revenues beyond 2027 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our Multiplatform and RCS Reporting units, 3.0% for our Digital Audio Reporting unit (beyond 2031), and 2.0% for our Katz Media reporting unit (beyond 2032).
•In order to risk adjust the cash flow projections in determining fair value, we utilized discounts rates between 15% and 18% for each of our reporting units.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to additional impairment charges in the future. The following table shows the decline in the fair value of each of our reporting units that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)	Impact on the Fair Value of our Goodwill due to 100bps Change in:
Reporting Unit	Revenue Growth Rate	Profit Margin	Discount Rate
Multiplatform	$241,000	$137,000	$220,000
Digital	62,000	66,000	63,000
Katz Media	19,000	11,000	18,000
RCS	10,000	5,000	8,000

An increase in discount rates or a decrease in revenue growth rates or profit margins could result in additional impairment charges being required to be recorded for one or more of our reporting units.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation, interest rates and potential recessionary indicators, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions, our expectations about certain markets and businesses, expected cash interest payments, future impairment charges and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	12,631	$3.98	—	$—
May 1 through May 31	295,815	2.89	—	—
June 1 through June 30	7,661	3.10	—	—
Total	316,107	$2.94	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2023 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, dated January 22, 2019 (incorporated by reference Exhibit 2.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on January 28, 2019).

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Third Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
10.1*	Amendment No. 4 to Term Loan Credit Agreement, by and between iHeartCommunications, Inc. and Bank of America, N.A. dated June 15, 2023
10.2
Amendment to the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan, effective May 18, 2023 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on May 19, 2023).

10.3*	2023 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers)
10.4*	2023 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler)
10.5*	2023 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers)
10.6*	2023 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler)
10.7*	2023 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Executive Officers)
10.8*	2023 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler)
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

Date:	August 8, 2023	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary