Form 10-Q
period 2023-09-30
iHeartMedia, Inc.
filed 2023-11-09
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2023
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	123,309,506
Class B Common Stock, $.001 par value	21,347,363

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$213,479	$336,236
Accounts receivable, net of allowance of $36,496 in 2023 and $29,171 in 2022	983,927	1,037,827
Prepaid expenses	136,692	79,098
Other current assets	14,901	19,618
Total Current Assets	1,348,999	1,472,779
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	580,848	694,842
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses and other	1,112,751	1,476,319
Other intangibles, net	1,234,357	1,419,670
Goodwill	1,721,223	2,313,403
OTHER ASSETS
Operating lease right-of-use assets	713,941	788,280
Other assets	165,399	170,594
Total Assets	$6,877,518	$8,335,887
CURRENT LIABILITIES
Accounts payable	$179,707	$240,454
Current operating lease liabilities	75,559	70,024
Accrued expenses	262,405	325,427
Accrued interest	52,626	64,165
Deferred revenue	171,973	131,084
Current portion of long-term debt	390	664
Total Current Liabilities	742,660	831,818
Long-term debt	5,228,316	5,413,503
Noncurrent operating lease liabilities	772,068	848,918
Deferred income taxes	377,247	483,810
Other long-term liabilities	164,048	73,332
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	8,868	9,609
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 124,273,910 and 122,370,425 shares in 2023 and 2022, respectively	125	123
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued 21,347,363 and 21,477,181 shares in 2023 and 2022, respectively	21	21
Special Warrants, 5,101,870 and 5,111,312 issued and outstanding in 2023 and 2022, respectively	—	—
Additional paid-in capital	2,939,331	2,912,500
Accumulated deficit	(3,343,265)	(2,227,482)
Accumulated other comprehensive loss	(1,786)	(1,331)
Cost of shares (979,162 in 2023 and 597,482 in 2022) held in treasury	(10,115)	(8,934)
Total Stockholders' Equity (Deficit)	(406,821)	684,506
Total Liabilities and Stockholders' Equity (Deficit)	$6,877,518	$8,335,887
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$952,989	$988,930	$2,684,242	$2,786,393
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	379,997	371,719	1,079,678	1,067,625
Selling, general and administrative expenses (excludes depreciation and amortization)	393,628	399,892	1,190,202	1,163,293
Depreciation and amortization	106,451	109,305	323,028	334,144
Impairment charges	570	309,750	965,087	311,329
Other operating expense, net	3,378	9,451	3,338	25,985
Operating income (loss)	68,965	(211,187)	(877,091)	(115,983)
Interest expense, net	99,509	87,890	293,659	248,603
Gain (loss) on investments, net	(7,381)	(3,466)	(19,924)	4,359
Equity in loss of nonconsolidated affiliates	(3,514)	(132)	(3,518)	(190)
Gain on extinguishment of debt	23,947	6,892	51,474	15,095
Other expense, net	(738)	(581)	(1,109)	(3,026)
Loss before income taxes	(18,230)	(296,364)	(1,143,827)	(348,348)
Income tax benefit (expense)	9,261	(13,412)	29,513	5,015
Net loss	(8,969)	(309,776)	(1,114,314)	(343,333)
Less amount attributable to noncontrolling interest	84	587	1,469	1,211
Net loss attributable to the Company	$(9,053)	$(310,363)	$(1,115,783)	$(344,544)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(332)	(606)	(455)	(1,503)
Other comprehensive loss, net of tax	(332)	(606)	(455)	(1,503)
Comprehensive loss	(9,385)	(310,969)	(1,116,238)	(346,047)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(9,385)	$(310,969)	$(1,116,238)	$(346,047)
Net loss attributable to the Company per common share:
Basic	$(0.06)	$(2.09)	$(7.48)	$(2.33)
Weighted average common shares outstanding - Basic	149,695	148,299	149,084	147,957
Diluted	$(0.06)	$(2.09)	$(7.48)	$(2.33)
Weighted average common shares outstanding - Diluted	149,695	148,299	149,084	147,957

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2023	124,046,612	21,347,363	5,111,055	$10,351	$145	$2,931,598	$(3,334,212)	$(1,454)	$(9,886)	$(403,458)
Net income (loss)				84	—	—	(9,053)	—	—	(8,969)
Vesting of restricted stock and other	218,113			—	1	(1)	—	—	(229)	(229)
Share-based compensation				—	—	7,734	—	—	—	7,734
Conversion of Special Warrants to Class A or Class B Shares	9,185	—	(9,185)	—	—	—	—	—	—	—
Other				(1,567)	—	—	—	—	—	(1,567)
Other comprehensive loss				—	—	—	—	(332)	—	(332)
Balances at September 30, 2023	124,273,910	21,347,363	5,101,870	$8,868	$146	$2,939,331	$(3,343,265)	$(1,786)	$(10,115)	$(406,821)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2022	122,068,221	21,391,972	5,293,055	$8,659	$143	$2,891,129	$(1,997,000)	$(1,154)	$(8,356)	$893,421
Net income (loss)				587	—	—	(310,363)	—	—	(309,776)
Vesting of restricted stock and other	178,506			—	1	59	—	—	(539)	(479)
Share-based compensation				—	—	10,437	—	—	—	10,437
Conversion of Special Warrants to Class A and Class B Shares	85,141	96,602	(181,743)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	9,218	(9,218)		—	—	—	—	—	—	—
Other				(187)	—	—	—	—	—	(187)
Other comprehensive loss				—	—	—	—	(606)	—	(606)
Balances at September 30, 2022	122,341,086	21,479,356	5,111,312	$9,059	$144	$2,901,625	$(2,307,363)	$(1,760)	$(8,895)	$592,810

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2023 or 2022.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net income (loss)				1,469	—	—	(1,115,783)	—	—	(1,114,314)
Vesting of restricted stock and other	1,764,225			—	2	(2)	—	—	(1,181)	(1,181)
Share-based compensation				—	—	26,833	—	—	—	26,833
Conversion of Special Warrants to Class A and Class B Shares	9,383	59	(9,442)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	129,877	(129,877)		—	—	—	—	—	—	—
Other				(2,210)	—	—	—	—	—	(2,210)
Other comprehensive loss				—	—	—	—	(455)	—	(455)
Balances at September 30, 2023	124,273,910	21,347,363	5,101,870	$8,868	$146	$2,939,331	$(3,343,265)	$(1,786)	$(10,115)	$(406,821)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net income (loss)				1,211	—	—	(344,544)	—	—	(343,333)
Vesting of restricted stock and other	1,403,195			—	2	472	—	—	(2,613)	(2,139)
Share-based compensation				—	—	24,582	—	—	—	24,582
Conversion of Special Warrants to Class A and Class B Shares	96,516	96,602	(193,118)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	207,438	(207,438)		—	—	—	—	—	—	—
Other				(562)	—	—	—	—	—	(562)
Other comprehensive loss				—	—	—	—	(1,503)	—	(1,503)
Balances at September 30, 2022	122,341,086	21,479,356	5,111,312	$9,059	$144	$2,901,625	$(2,307,363)	$(1,760)	$(8,895)	$592,810

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2023, 2022 or 2021.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,114,314)	$(343,333)
Reconciling items:
Impairment charges	965,087	311,329
Depreciation and amortization	323,028	334,144
Deferred taxes	(107,089)	(31,304)
Provision for doubtful accounts	22,914	10,137
Amortization of deferred financing charges and note discounts, net	5,026	4,589
Share-based compensation	26,833	24,582
Loss on disposal of operating and other assets	1,706	24,547
(Gain) Loss on investments	19,924	(4,359)
Equity in loss of nonconsolidated affiliates	3,518	190
Gain on extinguishment of debt	(51,474)	(15,095)
Barter and trade income	(21,419)	(27,174)
Other reconciling items, net	800	1,504
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	30,769	38,685
Increase in prepaid expenses and other current assets	(56,835)	(47,561)
Decrease (Increase) in other long-term assets	401	(5,817)
Decrease in accounts payable	(60,748)	(927)
Decrease in accrued expenses	(6,656)	(84,308)
Decrease in accrued interest	(11,539)	(4,524)
Increase in deferred income	42,497	18,392
Increase in other long-term liabilities	46,529	3,002
Cash provided by operating activities	58,958	206,699
Cash flows from investing activities:
Purchases of property, plant and equipment	(90,456)	(112,567)
Proceeds from disposal of assets	54,101	34,690
Change in other, net	(3,636)	(4,930)
Cash used for investing activities	(39,991)	(82,807)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(138,565)	(173,990)
Change in other, net	(3,392)	(5,667)
Cash used for financing activities	(141,957)	(179,657)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(192)	(965)
Net decrease in cash, cash equivalents and restricted cash	(123,182)	(56,730)
Cash, cash equivalents and restricted cash at beginning of period	336,661	352,554
Cash, cash equivalents and restricted cash at end of period	$213,479	$295,824
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$304,216	$249,910
Cash paid for income taxes	13,254	12,054
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
The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling interest or is the primary beneficiary. Investments in companies which the Company does not control but exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.
Economic Conditions
The Company's advertising revenue is impacted by changes in economic conditions. Increasing interest rates and high inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty and has delayed the Company's expected recovery and has had an adverse impact on the Company's revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on the Company's ability to generate revenue and cash flows.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company was able to defer the payment of $29.3 million in certain employment taxes during 2020, half of which was due and paid on January 3, 2022, and the other half of which was due and paid on January 3, 2023. In addition, the Company claimed $12.4 million in refundable payroll tax credits related to the CARES Act provisions, of which $0.7 million was received in 2020, $3.8 million was received in 2021 and $7.9 million was received in January 2022.

Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has had an adverse impact on the Company's revenues, cash flows, and trading values of the Company's debt and equity securities which indicated a need for the Company to perform an interim impairment test as of June 30, 2023 on the goodwill recorded in its reporting units, as well as its indefinite-lived Federal Communication Commission ("FCC") licenses. The June 30, 2023 testing resulted in non-cash impairment charges of $595.5 million and $363.6 million to reduce the goodwill and FCC license balances, respectively. No impairment was required in the third quarter as part of the 2023 annual impairment testing.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2023, the Company had approximately $213.5 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a borrowing base of $436.7 million, no outstanding borrowings and $24.9 million of outstanding letters of credit, resulting in $411.8 million of borrowing base availability. The Company's total available liquidity as of September 30, 2023 was approximately $625 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2023 presentation.

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$213,479	$336,236
Restricted cash included in:
Other current assets	—	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$213,479	$336,661
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended September 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$455,103	$—	$—	$—	$455,103
Networks(2)	116,334	—	—	—	116,334
Sponsorship and Events(3)	49,500	—	—	—	49,500
Digital, excluding Podcast(4)	—	164,559	—	(1,222)	163,337
Podcast(5)	—	102,663	—	—	102,663
Audio & Media Services(6)	—	—	61,979	(1,373)	60,606
Other(7)	5,210	—	—	—	5,210
Total	626,147	267,222	61,979	(2,595)	952,753
Revenue from leases(8)	236	—	—	—	236
Revenue, total	$626,383	$267,222	$61,979	$(2,595)	$952,989

Three Months Ended September 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$484,812	$—	$—	$—	$484,812
Networks(2)	127,239	—	—	—	127,239
Sponsorship and Events(3)	42,562	—	—	—	42,562
Digital, excluding Podcast(4)	—	162,700	—	(1,314)	161,386
Podcast(5)	—	91,253	—	—	91,253
Audio & Media Services(6)	—	—	77,794	(1,287)	76,507
Other(7)	4,865	—	—	(112)	4,753
Total	659,478	253,953	77,794	(2,713)	988,512
Revenue from leases(8)	418				418
Revenue, total	$659,896	$253,953	$77,794	$(2,713)	$988,930

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Nine Months Ended September 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$1,267,493	$—	$—	$—	$1,267,493
Networks(2)	346,456	—	—	—	346,456
Sponsorship and Events(3)	120,297	—	—	—	120,297
Digital, excluding Podcast(4)	—	475,291	—	(3,627)	471,664
Podcast(5)	—	276,181	—	—	276,181
Audio & Media Services(6)	—	—	189,134	(4,077)	185,057
Other(7)	15,719	—	—	—	15,719
Total	1,749,965	751,472	189,134	(7,704)	2,682,867
Revenue from leases(8)	1,375	—	—	—	1,375
Revenue, total	$1,751,340	$751,472	$189,134	$(7,704)	$2,684,242

Nine Months Ended September 30, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$1,362,601	$—	$—	$—	$1,362,601
Networks(2)	372,329	—	—	—	372,329
Sponsorship and Events(3)	114,226	—	—	—	114,226
Digital, excluding Podcast(4)	—	475,254	—	(3,959)	471,295
Podcast(5)	—	245,479	—	—	245,479
Audio & Media Services(6)	—	—	209,716	(4,006)	205,710
Other(7)	14,127	—	—	(447)	13,680
Total	1,863,283	720,733	209,716	(8,412)	2,785,320
Revenue from leases(8)	1,073	—	—	—	1,073
Revenue, total	$1,864,356	$720,733	$209,716	$(8,412)	$2,786,393

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Trade and barter revenues	$77,228	$57,236	$175,492	$130,557
Trade and barter expenses	49,995	38,001	128,902	113,752

In addition to the trade and barter revenue in the table above, the Company recognized $9.7 million and $14.9 million during the three months ended September 30, 2023 and 2022, respectively, and $21.4 million and $27.2 million during the nine months ended September 30, 2023 and 2022, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Deferred revenue from contracts with customers:
Beginning balance(1)	$184,827	$189,679	$157,910	$161,114
Revenue recognized, included in beginning balance	(73,407)	(76,172)	(102,588)	(111,443)
Additions, net of revenue recognized during period, and other	84,600	64,879	140,698	128,715
Ending balance	$196,020	$178,386	$196,020	$178,386
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2023, the Company expects to recognize $313.5 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of September 30, 2023, the future lease payments to be received by the Company are as follows:

(In thousands)
2023	$200
2024	449
2025	248
2026	132
2027	80
Thereafter	96
Total	$1,205

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
On September 29, 2023, the Company completed the sale of 122 of our broadcast tower sites and related assets for $45.3 million and entered into operating leases for the use of space on 121 of the broadcast tower sites and related assets sold. The Company realized a net loss of $3.2 million on the sale, which was recorded in Other Operating Expense, net in the Statement of Comprehensive Loss. The leases are for an initial term of ten years and include four optional five-year renewal periods. In connection with the transaction, the Company recorded ROU assets and lease liabilities with aggregate values of $26.3 million related to these leases.
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2023, the Company recognized non-cash impairment charges of $0.6 million and $6.1 million, respectively, due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint. During the three and nine months ended September 30, 2023, there were no non-cash impairment charges related to leasehold improvements.
During the three months ended September 30, 2022, the Company recognized non-cash impairment charges of $7.6 million, including $7.1 million related to ROU assets and $0.5 million related to leasehold improvements. During the nine months ended September 30, 2022, the Company recognized non-cash impairment charges of $9.2 million, including $8.5 million related to ROU assets, and $0.7 million related to leasehold improvements. These charges were primarily to streamline the Company's real estate footprint.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$104,784	$109,158
Lease liabilities arising from obtaining right-of-use assets(1)	37,736	153,866
(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the nine months ended September 30, 2023 and 2022, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The operating lease expense was $50.9 million and $65.6 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2023 and December 31, 2022, respectively:

(In thousands)	September 30, 2023	December 31, 2022
Land, buildings and improvements	$330,565	$340,692
Towers, transmitters and studio equipment	195,741	215,655
Computer equipment and software	653,171	617,794
Furniture and other equipment	48,977	41,924
Construction in progress	30,364	29,091
	1,258,818	1,245,156
Less: accumulated depreciation	677,970	550,314
Property, plant and equipment, net	$580,848	$694,842

On September 29, 2023, the Company completed a sale-leaseback of 122 of our broadcast tower sites and related assets for $45.3 million, and entered into operating leases for the use of space on 121 of the broadcast tower sites and related assets sold. The Company realized a net loss of $3.2 million on the sale, which was recorded in Other Operating Expense, net in the Statement of Comprehensive Loss.
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

As discussed in Note 1, Basis of Presentation, economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has had an adverse impact on the Company's revenues and cash flows. In addition, the economic uncertainty has had a significant impact on the trading values of the Company's debt and equity securities for a sustained period. As a result, the Company performed an interim impairment test as of June 30, 2023 on its FCC licenses, which resulted in a non-cash impairment charge of $363.6 million to the FCC licenses balance in the second quarter of 2023. No impairment was identified related to our FCC licenses as part of the 2023 annual impairment test performed during the third quarter.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In connection with its interim impairment testing as of June 30, 2023, the Company also assessed its other intangible assets. Based on the Company’s assessment, no impairment indicators were identified related to the definite-lived intangible assets.
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2023 and December 31, 2022, respectively:

(In thousands)	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,455	$(758,798)	$1,652,455	$(633,352)
Talent and other contracts	338,900	(192,816)	338,900	(160,500)
Trademarks and tradenames	335,862	(147,972)	335,862	(122,403)
Other	18,443	(11,717)	18,443	(9,735)
Total	$2,345,660	$(1,111,303)	$2,345,660	$(925,990)

Total amortization expense related to definite-lived intangible assets for the Company for the three months ended September 30, 2023 and 2022 was $61.7 million and $63.4 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the nine months ended September 30, 2023 and 2022 was $185.3 million and $189.9 million, respectively.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of January 1, 2023(1)	$1,462,022	$747,350	$104,031	2,313,403
Impairment	$(121,563)	$(439,383)	$(34,515)	(595,461)
Acquisitions	—	3,375	—	3,375
Foreign currency	—	(62)	(32)	(94)
Balance as of September 30, 2023	$1,340,459	$311,280	$69,484	$1,721,223
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

As discussed above, economic uncertainty has had a significant impact on the Company's revenue and cash flows, as well as the trading values of the Company's debt and equity securities for a sustained period. As a result, the Company performed an impairment test as of June 30, 2023 on its goodwill, resulting in a non-cash impairment charge of $595.5 million to the goodwill balance in the second quarter of 2023. No impairment was identified related to our goodwill balance as part of the 2023 annual impairment test performed during the third quarter.
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company as of September 30, 2023 and December 31, 2022 consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	3,485	4,462
Total consolidated secured debt	4,318,737	4,319,714

8.375% Senior Unsecured Notes due 2027(3)	931,357	1,120,366
Other unsecured subsidiary debt	—	52
Original issue discount	(8,323)	(10,569)
Long-term debt fees	(13,065)	(15,396)
Total debt	5,228,706	5,414,167
Less: Current portion	390	664
Total long-term debt	$5,228,316	$5,413,503
(1)As of September 30, 2023, the ABL Facility had a borrowing base of $436.7 million, no outstanding borrowings and $24.9 million of outstanding letters of credit, resulting in $411.8 million of borrowing base availability.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2024 through 2045.
(3)During the three months ended September 30, 2023, the Company repurchased $89.1 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $65.2 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $23.9 million. During the nine months ended September 30, 2023, the Company repurchased $189.0 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $137.5 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $51.5 million. During the three months ended September 30, 2022, the Company repurchased $75.0 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $68.1 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $6.9 million. During the nine months ended September 30, 2022, the Company repurchased $188.5 million aggregate principal amount of iHeartCommunications Inc.'s 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $15.1 million.

The Company’s weighted average interest rate was 7.3% and 6.9% as of September 30, 2023 and December 31, 2022, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.4 billion and $4.8 billion as of September 30, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

On June 15, 2023, iHeartCommunications, Inc. ("iHeartCommunications"), a wholly-owned subsidiary of iHeartMedia, entered into an amendment to the credit agreement governing its term loan credit facilities (the "Term Loan Facility"). The amendment replaces the prior Eurocurrency interest rate, based upon LIBOR, with the Secured Overnight Financing Rate (“SOFR”) successor rate plus a SOFR adjustment as specified in the credit agreement. The Term Loan Facility margins remain the same with the Term Loan Facility due 2026 containing margins of 3.00% for Term SOFR Loans (as defined in the credit agreement) and 2.00% for Base Rate Loans (as defined in the credit agreement), and the incremental Term Loan Facility due 2026 containing margins of 3.25% for Term SOFR Loans with a floor of 0.50% and 2.25% for Base Rate Loans with a floor of 1.50%.

Surety Bonds and Letters of Credit
As of September 30, 2023, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $9.0 million and $24.9 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current tax benefit (expense)	$(38,930)	$15,871	$(77,576)	$(26,289)
Deferred tax benefit (expense)	48,191	(29,283)	107,089	31,304
Income tax benefit (expense)	$9,261	$(13,412)	$29,513	$5,015

The effective tax rates for the three and nine months ended September 30, 2023 were 50.8% and 2.6%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as to impairment charges to non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.

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

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $8.2 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively. Share-based compensation expenses were $27.6 million and $24.6 million for the Company for the nine months ended September 30, 2023 and 2022, respectively.
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

The following table presents the Company's total share based compensation expense by award type for the three and nine months ended September 30, 2023 and 2022:

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	$5,112	$6,219	$16,750	$14,471
Performance RSUs	2,288	2,044	6,520	3,544
Options	791	2,174	4,285	6,567
Total Share Based Compensation Expense	$8,191	$10,437	$27,555	$24,582

As of September 30, 2023, there was $36.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. In addition, as of September 30, 2023, there were unrecognized compensation costs of $22.3 million for the Performance RSUs related to unvested share-based compensation arrangements that will vest based on certain performance and service conditions. These costs will be recognized over a 3-year or 50-month period from the date of issuance.
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

During the three and nine months ended September 30, 2023, there were 9,185 and 9,383 Special Warrants, respectively, exercised for shares of Class A common stock. During the three and nine months ended September 30, 2023, there were none and 59 Special Warrants, respectively, exercised for shares of Class B common stock. During the three and nine months ended September 30, 2022, stockholders exercised 85,141 and 96,516 Special Warrants, respectively, for an equivalent number of shares of Class A common stock. During the three and nine months ended September 30, 2022, there were 96,602 Special Warrants exercised for shares of Class B common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NUMERATOR:
Net loss attributable to the Company – common shares	$(9,053)	$(310,363)	$(1,115,783)	$(344,544)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	149,695	148,299	149,084	147,957
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	149,695	148,299	149,084	147,957

Net loss attributable to the Company per common share:
Basic	$(0.06)	$(2.09)	$(7.48)	$(2.33)
Diluted	$(0.06)	$(2.09)	$(7.48)	$(2.33)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and nine months ended September 30, 2023 and 2022.
(2) Outstanding equity service awards representing 14.6 million and 11.7 million shares of Class A common stock of the Company for the three months ended September 30, 2023 and 2022, respectively, and 13.3 million and 10.8 million for the nine months ended September 30, 2023 and 2022 respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three and nine months ended September 30, 2023 and 2022:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2023
Revenue	$626,383	$267,222	$61,979	$—	$(2,595)	$952,989
Operating expenses(1)	463,939	173,565	45,003	69,295	(2,595)	749,207
Segment Adjusted EBITDA(2)	$162,444	$93,657	$16,976	$(69,295)	$—	$203,782
Depreciation and amortization						(106,451)
Impairment charges						(570)
Other operating expense, net						(3,378)
Restructuring expenses						(16,227)
Share-based compensation expense						(8,191)
Operating income						$68,965

Intersegment revenues	$—	$1,222	$1,373	$—	$—	$2,595
Capital expenditures	10,822	6,069	1,509	10,118	—	28,518
Share-based compensation expense	—	—	—	8,191	—	8,191

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2022
Revenue	$659,896	$253,953	$77,794	$—	$(2,713)	$988,930
Operating expenses(1)	452,631	175,636	48,044	63,090	(2,713)	736,688
Segment Adjusted EBITDA(2)	$207,265	$78,317	$29,750	$(63,090)	$—	$252,242
Depreciation and amortization						(109,305)
Impairment charges						(309,750)
Other operating expense, net						(9,451)
Restructuring expenses						(24,486)
Share-based compensation expense						(10,437)
Operating loss						$(211,187)

Intersegment revenues	$112	$1,314	$1,287	$—	$—	$2,713
Capital expenditures	31,613	4,808	1,276	2,660	—	40,357
Share-based compensation expense	—	—	—	10,437	—	10,437

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2023
Revenue	$1,751,340	$751,472	$189,134	$—	$(7,704)	$2,684,242
Operating expenses(1)	1,339,441	519,115	138,315	206,689	(7,704)	2,195,856
Segment Adjusted EBITDA(2)	$411,899	$232,357	$50,819	$(206,689)	$—	$488,386
Depreciation and amortization						(323,028)
Impairment charges						(965,087)
Other operating expense, net						(3,338)
Restructuring expenses						(46,469)
Share-based compensation expense						(27,555)
Operating loss						$(877,091)

Intersegment revenues	$—	$3,627	$4,077	$—	$—	$7,704
Capital expenditures	52,116	17,348	6,300	14,692	—	90,456
Share-based compensation expense	—	—	—	27,555	—	27,555

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2022
Revenue	$1,864,356	$720,733	$209,716		$(8,412)	$2,786,393
Operating expenses(1)	1,328,688	511,025	141,509	178,938	(8,412)	2,151,748
Segment Adjusted EBITDA(2)	$535,668	$209,708	$68,207	$(178,938)	$—	$634,645
Depreciation and amortization						(334,144)
Impairment charges						(311,329)
Other operating expense, net						(25,985)
Restructuring expenses						(54,588)
Share-based compensation expense						(24,582)
Operating loss						$(115,983)

Intersegment revenues	$447	$3,959	$4,006	$—		$8,412
Capital expenditures	80,329	15,876	5,398	10,964		112,567
Share-based compensation expense	—	—	—	24,582		24,582

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

A portion of our Multiplatform Group segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our programming and sales departments, including profit sharing fees and commissions, and bad debt. Our content costs vary with the volume and mix of songs played on our stations.

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

Economic Conditions

Our advertising revenue is impacted by changes in economic conditions. Increasing interest rates and high inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty which has impacted our revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on our ability to generate revenue.

Cost Savings Initiatives

We have implemented key modernization initiatives and operating-expense-saving initiatives over recent years to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint. We continue to explore opportunities for further efficiencies.

Impairment Charges

Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, and has delayed our expected recovery and has had an adverse impact on our revenue and cash flows. This challenging environment could have a significant impact on our financial results. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed an interim impairment test as of June 30, 2023 on our indefinite-lived Federal Communication Commission ("FCC") licenses and goodwill. The June 30, 2023 testing resulted in non-cash impairment charges of $363.6 million and $595.5 million to reduce the FCC license and goodwill balances, respectively.

We perform our annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. No impairment was required as part of the 2023 annual impairment testing. We recognized a non-cash impairment charge of $302.1 million on our FCC licenses as part of our 2022 annual impairment testing performed in the third quarter of 2022.

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements.

Executive Summary
Revenues for the third quarter of 2023 decreased for our Multiplatform Group segment due to lower spending on radio advertising in connection with the uncertain market conditions and a decrease in political revenue as 2022 was a mid-term election year, and increased for our Digital Audio Group segment.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $953.0 million decreased $35.9 million, or 3.6%, during the quarter ended September 30, 2023 compared to Consolidated Revenue of $988.9 million in the prior year's third quarter.
•Revenue and Segment Adjusted EBITDA from our Multiplatform Group decreased $33.5 million and $44.8 million compared to the prior year's third quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Digital Audio Group increased $13.3 million and $15.3 million compared to the prior year's third quarter, respectively.
•Revenue and Segment Adjusted EBITDA from our Audio & Media Services Group decreased $15.8 million and $12.8 million compared to the prior year's third quarter, respectively.
•Operating income of $69.0 million increased $280.2 million from Operating loss of $211.2 million in the prior year’s third quarter mainly due to the non-cash intangible impairment charge of $302.1 million, related to our indefinite-lived intangible asset balance, in the prior year’s third quarter.
•Net loss of $9.0 million, a decrease of $300.8 million from Net loss of $309.8 million in the prior year's third quarter mainly due to the non-cash impairment charge of $302.1 million, related to our indefinite-lived intangible asset balance in the prior year’s third quarter.
•Cash flows provided by operating activities of $96.2 million decreased from $103.1 million provided by operating activities in the prior year's third quarter.
•Adjusted EBITDA(1) of $203.8 million, was down $48.5 million from $252.2 million in prior year's third quarter.
•Free cash flow(2) of $67.7 million increased from $62.8 million in the prior year's third quarter.
•In addition, received proceeds of $45.3 million upon the sale of certain broadcast tower sites and related assets; leasing back tower site space under long-term operating leases.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,
	2023	2022
Revenue	$952,989	$988,930
Operating income (loss)	68,965	(211,187)
Net loss	(8,969)	(309,776)
Cash provided by operating activities	96,169	103,110

Adjusted EBITDA(1)	$203,782	$252,242
Free cash flow(2)	67,651	62,753
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

Results of Operations
The tables below present the comparison of our historical results of operations for the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$952,989	$988,930	$2,684,242	$2,786,393
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	379,997	371,719	1,079,678	1,067,625
Selling, general and administrative expenses (excludes depreciation and amortization)	393,628	399,892	1,190,202	1,163,293
Depreciation and amortization	106,451	109,305	323,028	334,144
Impairment charges	570	309,750	965,087	311,329
Other operating expense, net	3,378	9,451	3,338	25,985
Operating income (loss)	68,965	(211,187)	(877,091)	(115,983)
Interest expense, net	99,509	87,890	293,659	248,603
Gain (loss) on investments, net	(7,381)	(3,466)	(19,924)	4,359
Equity in loss of nonconsolidated affiliates	(3,514)	(132)	(3,518)	(190)
Gain on extinguishment of debt	23,947	6,892	51,474	15,095
Other expense, net	(738)	(581)	(1,109)	(3,026)
Loss before income taxes	(18,230)	(296,364)	(1,143,827)	(348,348)
Income tax benefit (expense)	9,261	(13,412)	29,513	5,015
Net loss	(8,969)	(309,776)	(1,114,314)	(343,333)
Less amount attributable to noncontrolling interest	84	587	1,469	1,211
Net loss attributable to the Company	$(9,053)	$(310,363)	$(1,115,783)	$(344,544)

The table below presents the comparison of our revenue streams for the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Broadcast Radio	$455,103	$484,812	(6.1)%	$1,267,493	$1,362,601	(7.0)%
Networks	116,334	127,239	(8.6)%	346,456	372,329	(6.9)%
Sponsorship and Events	49,500	42,562	16.3%	120,297	114,226	5.3%
Other	5,446	5,283	3.1%	17,094	15,200	12.5%
Multiplatform Group	626,383	659,896	(5.1)%	1,751,340	1,864,356	(6.1)%
Digital, excluding Podcast	164,559	162,700	1.1%	475,291	475,254	—%
Podcast	102,663	91,253	12.5%	276,181	245,479	12.5%
Digital Audio Group	267,222	253,953	5.2%	751,472	720,733	4.3%
Audio & Media Services Group	61,979	77,794	(20.3)%	189,134	209,716	(9.8)%
Eliminations	(2,595)	(2,713)		(7,704)	(8,412)
Revenue, total	$952,989	$988,930	(3.6)%	$2,684,242	$2,786,393	(3.7)%

Consolidated results for the three and nine months ended September 30, 2023 compared to the consolidated results for the three and nine months ended September 30, 2022 were as follows:

Revenue
Consolidated revenue decreased $35.9 million during the three months ended September 30, 2023 compared to the same period of 2022. Multiplatform Group revenue decreased $33.5 million, or 5.1%, primarily resulting from a decrease in broadcast advertising due to the challenging macroeconomic environment as discussed above and a decline in political advertising, partially offset by an increase in trade and barter revenues and higher revenues from live events. Digital Audio Group revenue increased $13.3 million, or 5.2%, driven primarily by continuing increases in demand for podcast advertising. Audio & Media Services revenue decreased $15.8 million primarily due to a decrease in political revenue.
Consolidated revenue decreased $102.2 million during the nine months ended September 30, 2023 compared to the same period of 2022. Multiplatform Group revenue decreased $113.0 million, or 6.1%, primarily resulting from a decrease in broadcast advertising due to the more challenging macroeconomic environment as discussed above and a decline in political advertising, partially offset by an increase in trade and barter revenues and higher revenues from live events. Digital Audio Group revenue increased $30.7 million, or 4.3%, driven primarily by continuing increases in demand for podcast advertising. Audio & Media Services revenue decreased $20.6 million primarily due to a decrease in political revenue.
Direct Operating Expenses
Consolidated direct operating expenses increased $8.3 million during the three months ended September 30, 2023 compared to the same period of 2022. The increase in direct operating expenses was primarily driven by higher music license fees, and higher variable content costs resulting from an increase in digital revenue, including third-party digital costs and profit sharing costs. The increase was partially offset by lower employee compensation as a result of cost savings initiatives.
Consolidated direct operating expenses increased $12.1 million during the nine months ended September 30, 2023 compared to the same period of 2022. The increase in direct operating expenses was primarily driven by higher music license fees and higher variable content costs resulting from an increase in digital revenue, including profit sharing costs, third-party digital costs, and production costs. The increase was partially offset by lower employee compensation as a result of cost savings initiatives and lower performance royalty fees.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $6.3 million during the three months ended September 30, 2023 compared to the same period of 2022. The decrease in Consolidated SG&A expenses was driven primarily by a decrease in costs incurred in connection with executing on our cost reduction initiatives, partially offset by higher trade and barter expense, variable bonus expense, and bad debt expense.

Consolidated SG&A expenses increased $26.9 million during the nine months ended September 30, 2023 compared to the same period of 2022. The increase in Consolidated SG&A expenses was driven primarily by higher variable bonus expense, trade and barter expense, and bad debt expense, as well as an increase in costs incurred in connection with live events. These increases were partially offset by a decrease in costs incurred in connection with executing on our cost reduction initiatives and lower sales commissions.

Depreciation and Amortization
Depreciation and amortization decreased $2.9 million and $11.1 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily as a result of a lower fixed asset base due to properties sold in 2022 in connection with our real estate optimization initiatives, and lower amortization expense due to certain intangible assets being fully amortized.

Impairment Charges
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. No impairment was required for our goodwill and FCC licenses as part of the 2023 annual impairment test performed during the third quarter. We recognized non-cash impairment charges of $302.1 million on our indefinite-lived FCC licenses as part of the 2022 annual impairment test performed during the third quarter of 2022 primarily as a result of an increase in the discount rate used in our fair value calculations due to higher market interest rates at that time compared to the prior year.

Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed an interim impairment test as of June 30, 2023 on our indefinite-lived FCC licenses and goodwill. We recorded a non-cash impairment charge of $959.1 million in the second quarter of 2023 to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements for a further description of the impairment charges.
In addition, as part of our cost savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses. During the three and nine months ended September 30, 2023, we recognized non-cash impairment charges of $0.6 million and $6.1 million, respectively, primarily related to changes in sublease assumptions for certain operating leases previously determined to be subleased as part of strategic actions to streamline our real estate footprint. During the three and nine months ended September 30, 2022, we recognized non-cash impairment charges of $7.6 million and $9.2 million, respectively, due to the write-down of certain right-of-use assets and related fixed assets, including leasehold improvements.

Other Operating Expense, net

Other operating expense, net of $9.5 million and $26.0 million for the three and nine months ended September 30, 2022, respectively, relates primarily to non-cash losses on disposals of assets in connection with our real estate optimization initiatives.

Interest Expense
Interest expense increased $11.6 million and $45.1 million during the three and nine months ended September 30, 2023 compared to the same periods of 2022, primarily as a result of the increase in floating borrowing rates, partially offset by the lower outstanding aggregate principal of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 due to the repurchases of $429.5 million of the notes for $371.8 million in cash made during 2022 and the first half of 2023.

Gain (Loss) on Investments, Net
During the three and nine months ended September 30, 2023, we recognized a loss on investments, net of $7.4 million and $19.9 million, respectively, related to declines in the value of our investments. During the three and nine months ended September 30, 2022, we recognized a loss on investments, net of $3.5 million and a gain on investment, net of $4.4 million, respectively, in connection with changes in the value of our investments.

Gain on Extinguishment of Debt

During the three months ended September 30, 2023, we recognized a gain on extinguishment of debt of $23.9 million in connection with the open market repurchases of $89.1 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $65.2 million in cash. During the nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $51.5 million, in connection with the open market repurchases of $189.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $137.5 million in cash.

During the three months ended September 30, 2022, we recognized a gain on extinguishment of debt of $6.9 million in connection with the open market repurchases of $75.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $68.1 million in cash. During the nine months ended September 30, 2022, we recognized a gain on extinguishment of debt of $15.1 million in connection with the open market repurchases of $188.5 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash.

Income Tax Benefit (Expense)

The effective tax rates for the Company for the three and nine months ended September 30, 2023 were 50.8% and 2.6%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as by impairment charges to non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.

Net Loss Attributable to the Company
Net loss attributable to the Company of $9.1 million during the three months ended September 30, 2023 reflected a decrease of $301.3 million compared to Net loss attributable to the Company of $310.4 million during the three months ended September 30, 2022, primarily due to the non-cash impairment charge of $302.1 million in the third quarter of 2022, related to our indefinite-lived intangible asset balance.
Net loss attributable to the Company of $1,115.8 million during the nine months ended September 30, 2023 increased $771.2 million compared to Net loss attributable to the Company of $344.5 million during the nine months ended September 30, 2022, primarily due to the non-cash impairment charges of $965.1 million to our goodwill and indefinite-lived intangible assets balances.
Multiplatform Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$626,383	$659,896	(5.1)%	$1,751,340	$1,864,356	(6.1)%
Operating expenses(1)	463,939	452,631	2.5%	1,339,441	1,328,688	0.8%
Segment Adjusted EBITDA	$162,444	$207,265	(21.6)%	$411,899	$535,668	(23.1)%
Segment Adjusted EBITDA margin	25.9%	31.4%		23.5%	28.7%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months

Revenue from our Multiplatform Group decreased $33.5 million compared to the prior year as a result of the challenging macroeconomic environment and a decline in political advertising as 2022 was a mid-term election year, partially offset by an increase in trade and barter and live events revenues. Broadcast revenue declined $29.7 million, or 6.1%, year-over-year, driven by lower spot revenue and a decrease in political advertising, partially offset by an increase in trade and barter revenues. Networks declined $10.9 million, or 8.6%, year-over-year. Revenue from Sponsorship and Events increased $6.9 million, or 16.3%, year-over-year.

Operating expenses increased $11.3 million, driven primarily by an increase in trade and barter expenses and costs incurred in connection with live events, partially offset by lower sales commissions.

Nine Months

Revenue from our Multiplatform Group decreased $113.0 million compared to the prior year as a result of the challenging macroeconomic environment and a decline in political advertising, partially offset by an increase in revenue from live events. Broadcast revenue declined $95.1 million, or 7.0%, year-over-year, driven by lower spot revenue and a decrease in political revenue, partially offset by an increase in trade and barter revenues. Networks declined $25.8 million, or 6.9%, year-over-year. Revenue from Sponsorship and Events increased by $6.1 million, or 5.3%, year-over-year.

Operating expenses increased $10.8 million, driven primarily by an increase in bad debt expense, higher trade and barter expenses, and costs incurred in connection with live events, partially offset by lower sales commissions.

Digital Audio Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$267,222	$253,953	5.2%	$751,472	$720,733	4.3%
Operating expenses(1)	173,565	175,636	(1.2)%	519,115	511,025	1.6%
Segment Adjusted EBITDA	$93,657	$78,317	19.6%	$232,357	$209,708	10.8%
Segment Adjusted EBITDA margin	35.1%	30.8%		30.9%	29.1%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months

Revenue from our Digital Audio Group increased $13.3 million compared to the prior year, driven by Podcast revenue which increased by $11.4 million, or 12.5%, year-over-year, driven primarily by continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which grew $1.9 million, or 1.1%, year-over-year, driven by an increase in demand for digital advertising, partially offset by a decrease in COVID-19 related advertisers.
Operating expenses decreased $2.1 million primarily driven by lower third-party digital costs in connection with COVID-19 related advertisers, partially offset by higher sales commissions resulting from higher revenue.
Nine Months

Revenue from our Digital Audio Group increased $30.7 million compared to the prior year, driven by Podcast revenue which increased by $30.7 million, or 12.5%, year-over-year, driven primarily by increased demand for podcasting from advertisers.
Operating expenses increased $8.1 million due to higher variable content and production costs primarily resulting from the development of new podcasts, profit share costs and sales commissions primarily resulting from higher revenue, partially offset by a decrease in performance royalty fees and third-party digital costs in connection with COVID-19 related advertisers.
Audio & Media Services Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$61,979	$77,794	(20.3)%	$189,134	$209,716	(9.8)%
Operating expenses(1)	45,003	48,044	(6.3)%	138,315	141,509	(2.3)%
Segment Adjusted EBITDA	$16,976	$29,750	(42.9)%	$50,819	$68,207	(25.5)%
Segment Adjusted EBITDA margin	27.4%	38.2%		26.9%	32.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months

Revenue from our Audio & Media Services Group decreased $15.8 million compared to the prior year period primarily driven by a decrease in political revenue.
Operating expenses decreased $3.0 million primarily as a result of lower incentive bonus expense and sales commissions due to lower revenues.

Nine Months

Revenue from our Audio & Media Services Group decreased $20.6 million compared to the prior year period primarily driven by a decrease in political revenue.

Operating expenses decreased $3.2 million primarily as a result of lower cost of sales due to lower incentive bonus expense and sales commissions due to lower revenues.
Reconciliation of Operating income (loss) to Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)	$68,965	$(211,187)	$(877,091)	$(115,983)
Depreciation and amortization	106,451	109,305	323,028	334,144
Impairment charges	570	309,750	965,087	311,329
Other operating expense, net	3,378	9,451	3,338	25,985
Restructuring expenses	16,227	24,486	46,469	54,588
Share-based compensation expense	8,191	10,437	27,555	24,582
Adjusted EBITDA(1)	$203,782	$252,242	$488,386	$634,645

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,969)	$(309,776)	$(1,114,314)	$(343,333)
Income tax (benefit) expense	(9,261)	13,412	(29,513)	(5,015)
Interest expense, net	99,509	87,890	293,659	248,603
Depreciation and amortization	106,451	109,305	323,028	334,144
EBITDA	$187,730	$(99,169)	$(527,140)	$234,399
(Gain) loss on investments, net	7,381	3,466	19,924	(4,359)
Gain on extinguishment of debt	(23,947)	(6,892)	(51,474)	(15,095)
Other expense, net	738	581	1,109	3,026
Equity in loss of nonconsolidated affiliates	3,514	132	3,518	190
Impairment charges	570	309,750	965,087	311,329
Other operating expense, net	3,378	9,451	3,338	25,985
Restructuring expenses	16,227	24,486	46,469	54,588
Share-based compensation expense	8,191	10,437	27,555	24,582
Adjusted EBITDA(1)	$203,782	$252,242	$488,386	$634,645
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
Reconciliation of Cash provided by operating activities to Free Cash Flow

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash provided by operating activities	$96,169	$103,110	$58,958	$206,699
Purchases of property, plant and equipment	(28,518)	(40,357)	(90,456)	(112,567)
Free cash flow(1)	$67,651	$62,753	$(31,498)	$94,132
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

Share-based compensation expenses are recorded in SG&A expenses and were $8.2 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively, and $27.6 million and $24.6 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $36.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. In addition, as of September 30, 2023, there were unrecognized compensation costs of $22.3 million for the Performance RSUs related to unvested share-based compensation arrangements that will vest based on performance and service conditions. These costs will be recognized over a 3-year or 50-month period from the date of issuance. See Note 8, Stockholders' Equity, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash provided by (used for):
Operating activities	$58,958	$206,699
Investing activities	(39,991)	(82,807)
Financing activities	(141,957)	(179,657)
Free Cash Flow(1)	(31,498)	94,132
(1) For a definition of Free Cash Flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash provided by operating activities was $59.0 million during the nine months ended September 30, 2023 compared to cash provided by operating activities of $206.7 million during the nine months ended September 30, 2022. The decrease was primarily due to a decrease in broadcast radio revenue due to a more challenging macroeconomic environment, higher interest expense due to an increase in borrowing rates, and timing of payments. These decreases were partially offset by a decrease in bonus payments in 2023 compared to 2022.

Investing Activities

Cash used for investing activities of $40.0 million during the nine months ended September 30, 2023 primarily reflects $90.4 million in cash used for capital expenditures, partially offset by proceeds from the disposal of assets of $54.1 million. For capital expenditures, we spent $52.1 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $17.3 million in our Digital Audio Group segment primarily related to IT infrastructure, $6.3 million in our Audio & Media Services Group segment, primarily related to software, and $14.7 million in Corporate primarily related to equipment and software purchases. The proceeds from the disposal of assets mainly consists of $45.3 million related to the sale of broadcast tower sites and related assets. We are leasing back space on the broadcast towers and related assets under long-term operating leases. Refer to Note 3, Leases and Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill for more information. Cash used for investing activities in the nine months ended September 30, 2023 includes $12.7 million of cash paid related to assets acquired in the fourth quarter of 2022.

Cash used for investing activities of $82.8 million during the nine months ended September 30, 2022 primarily reflects $112.6 million in cash used for capital expenditures. We spent $80.3 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $15.9 million in our Digital Audio Group segment primarily related to IT infrastructure, $5.4 million in our Audio & Media Services Group segment, primarily related to software, and $11.0 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by $34.7 million of proceeds from the sale of certain properties related to our real estate optimization initiatives.

Financing Activities

Cash used for financing activities totaled $142.0 million during the nine months ended September 30, 2023 primarily due to the open market repurchases of $189.0 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $137.5 million in cash, reflecting a discounted purchase price from the face value of the notes.

Cash used for financing activities totaled $179.7 million during the nine months ended September 30, 2022 primarily due to the open market repurchases of $188.5 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $173.4 million in cash, reflecting a discounted purchase price from the face value of the notes.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $213.5 million as of September 30, 2023, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). As of September 30, 2023, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $436.7 million and $24.9 million in outstanding letters of credit, resulting in $411.8 million of borrowing base availability. Our total available liquidity1 as of September 30, 2023 was approximately $625 million.

In September 2023, we sold 122 of our broadcast tower sites and related assets for net proceeds of $45.3 million. We simultaneously leased back space on 121 of the broadcast towers and related assets under long-term operating leases. We intend to use the proceeds from this transaction to fund working capital needs and general corporate purposes.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has impacted 2023 revenues and cash flows. For the nine months ended September 30, 2023, our revenues decreased compared to the nine months ended September 30, 2022 primarily due to the decrease in broadcast radio revenue driven by market uncertainty from the challenging macroeconomic environment, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

On June 15, 2023, iHeartCommunications, Inc. entered into an amendment to the credit agreement governing its term loan credit facilities (the "Term Loan Facility"). The amendment replaces the prior Eurocurrency interest rate, based upon LIBOR, with the Secured Overnight Financing Rate (“SOFR”) successor rate plus a SOFR adjustment as specified in the credit agreement. The Term Loan Facility margins remain the same with the Term Loan Facility due 2026 containing margins of 3.00% for Term SOFR Loans (as defined in the credit agreement) and 2.00% for Base Rate Loans (as defined in the credit agreement), and the Incremental Term Loan Facility due 2026 containing margins of 3.25% for Term SOFR Loans with a floor of 0.50% and 2.25% for Base Rate Loans with a floor of 1.50%.

Assuming the current level of borrowings and interest rates in effect at September 30, 2023, we anticipate that we will have approximately $89.3 million of cash interest payments in the remainder of 2023 compared to $92.5 million of cash interest payments during the same period in 2022, primarily related to the increase in floating interest rates, partially offset by a lower outstanding debt balance due to the note repurchases in 2022 and 2023. Future increases in interest rates could have a significant impact on our cash interest payments.

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

We frequently evaluate strategic opportunities. During the nine months ended September 30, 2023, we repurchased $189.0 million in aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $137.5 million in cash, reflecting a discounted purchase price from the face value of the notes. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.

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

Summary Debt Capital Structure
As of September 30, 2023 and December 31, 2022, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	September 30, 2023	December 31, 2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	3,485	4,462
Total Secured Debt	$4,318,737	$4,319,714

8.375% Senior Unsecured Notes due 2027[1]	931,357	1,120,366
Other Subsidiary Debt	—	52
Original issue discount	(8,323)	(10,569)
Long-term debt fees	(13,065)	(15,396)
Total Debt	$5,228,706	$5,414,167
Less: Cash and cash equivalents	213,479	336,236
Net Debt[2]	$5,015,227	$5,077,931
1 During the three and nine months ended September 30, 2023, we repurchased $89.1 million and $189.0 million, respectively, of aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $65.2 million and $137.5 million in cash, excluding accrued interest, via open market transactions. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt for the three and nine months ended September 30, 2023 of $23.9 million and $51.5 million, respectively.

2 Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

See above under “Sources of Liquidity and Cash Requirements” for details regarding the amendment to our Term Loan Facility entered into on June 15, 2023.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of September 30, 2023, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended September 30, 2023. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of September 30, 2023, we were in compliance with all covenants related to our debt agreements in all material respects. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2023, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of September 30, 2023, we were in compliance with all covenants related to our debt agreements.
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

A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2023, approximately 43% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the nine months ended September 30, 2023 would have changed by $17.2 million.
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

Economic uncertainty due to higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, and has delayed our expected recovery and has had an adverse impact on our revenue and cash flows. This challenging environment could have a significant impact on our financial results. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed an interim impairment test as of June 30, 2023 on our long-lived assets, intangible assets, indefinite-lived FCC licenses and goodwill.

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

There were no significant changes to assumptions used for the 2023 annual impairment test. No impairment identified related to our FCC licenses as a result of the 2023 annual impairment test performed during the third quarter.

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

There were no significant changes to assumptions used for the 2023 annual impairment test. No impairment was identified related to our goodwill balance as a result of the 2023 annual impairment test performed during the third quarter.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation, interest rates and potential recessionary indicators, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions and dispositions, our expectations about certain markets and businesses, expected cash interest payments, future impairment charges and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to:
•risks associated with weak or uncertain global economic and geopolitical conditions and their impact on the level of expenditures for advertising;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	21,029	$4.32	—	$—
August 1 through August 31	39,117	3.32	—	—
September 1 through September 30	2,384	3.46	—	—
Total	62,530	$3.66	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2023 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

IHEARTMEDIA, INC.

Date:	November 9, 2023	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary