Form 10-K
period 2023-12-31
iHeartMedia, Inc.
filed 2024-02-29
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023, or
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing sales price of $3.64 on June 30, 2023, was approximately $290.0 million.

On February 26, 2024, there were 123,400,032 outstanding shares of Class A common stock, 21,346,613 outstanding shares of Class B common stock, and 5,043,336 outstanding Special Warrants.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

IHEARTMEDIA, INC.

Basis of Presentation

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to: “we,” “us,” “our,” the “Company,” “iHeartMedia” and similar references refer to iHeartMedia, Inc.
We report based on three reportable segments:

•the Multiplatform Group, which includes the Company's Broadcast radio, Networks, Sponsorships and Events businesses;

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
Within the audio industry, companies operate in two primary sectors:

•The ‘music collection’ sector, which essentially replaced downloads and CDs and
•The ‘companionship’ sector, in which people regard radio and podcasting personalities as their trusted friends and companions on whom they rely to provide coverage on everything from entertainment, local news, storytelling, information about new music and artists, weather, traffic, sports and more.
We operate in the second sector and use our large scale and national reach in broadcast radio to build additional complementary platforms. We believe we are the only major multi-platform audio media company, and each platform is complementary to the others, building on and extending our companionship relationship with the consumer.
Our product strategy is to be where our listeners are with the products and services they expect from us regardless of where they are and what platforms they are using.
Our radio stations, podcasts and other content can be heard across a broad range of audio platforms, including our AM/FM broadcast radio stations; HD digital radio stations; the Internet at iHeart.com, our radio stations’ websites, and certain Metaverse platforms; and through our iHeartRadio mobile application on 500+ platforms and thousands of devices, including enhanced automotive dashes, on tablets, wearables and smartphones, on gaming consoles, via in-home entertainment (including smart televisions) and voice-controlled smart speaker devices. All of this is supported by the largest audio sales force in the United States, executing on the strategy of any seller, anywhere being able to sell anything, supported by our unique technology.

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
•Podcasts: We are the number one podcast publisher in the U.S., according to Podtrac. We are the only podcast publisher with podcasts ranked in all 19 of Podtrac's content categories and we have the most top 10 shows of any podcast publisher.
•Ad Tech: We are the only company able to provide a complete ad tech solution for all forms of audio: on demand, broadcast radio, digital streaming radio and podcasting. For our advertising customers, the combination of these services creates a one-of-a-kind cross-platform advertising solution that spans all of audio with data targeting and attribution measurement solutions.

•Social media: Our personalities, stations and brands have a social footprint that includes over 330 million fans and followers as measured by ListenFirst, which is thirteen times the size of the next largest commercial broadcast audio media company. This social footprint was at the heart of delivering 51 billion social media impressions for our 2023 iHeartRadio Music Festival.
•Events: We have live and virtual events including seven major nationally-recognized tentpole events. These events provide significant opportunities for consumer promotion, advertising and social amplification.
The unification of our many brands across these diverse product offerings under the "iHeartRadio" masterbrand has allowed us to build out new platforms as well as extend into third-party platforms like social media, the metaverse, and television, as well as streaming services.
Our superior local, national, and online sales force combined with our leading digital, events, content, and representation business position us to cover a wide range of advertiser categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive, media and political.

Our History
iHeartMedia, Inc. was formed as a Delaware corporation in May 2007 for the purpose of acquiring the business of iHeartCommunications, Inc., a Texas corporation (“iHeartCommunications”), which occurred on July 30, 2008. Prior to the consummation of our acquisition of iHeartCommunications, iHeartMedia, Inc. had not conducted any activities, other than activities incidental to its formation in connection with the acquisition, and did not have any assets or liabilities, other than those related to the acquisition.

On March 14, 2018, we and certain of our subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company completed the Chapter 11 process and emerged from bankruptcy on May 1, 2019. Our Class A common stock began trading on the Nasdaq Global Select Market on July 18, 2019.

We report our financial statements based on three reportable segments:
•Multiplatform Group, which includes the Company's Broadcast radio, Networks, Sponsorships and Events businesses;
•Digital Audio Group, which includes all of the Company's Digital businesses including podcasting, the iHeartRadio digital service, its digital advertising technology companies, its digital websites, newsletters and digital services and programs; and its audio industry-leading social media footprint; and
•Audio & Media Services Group, which provides other audio and media services, including the Company's media representation business, Katz Media Group, and RCS Sound Software, a provider of scheduling and broadcast software to the industry at large.
Multiplatform Group
The Multiplatform Group includes our Markets Group, which includes our 860+ broadcast radio stations in approximately 160 markets; our Events business, which includes both live and virtual events; our SmartAudio suite of data targeting and attribution products; Premiere Networks, which includes the Premiere Networks syndication business and Total Traffic and Weather Network; BIN: Black Information Network and our National Sales Organization. The Multiplatform Group segment revenue was $2,435.4 million in 2023, $2,597.2 million in 2022 and $2,489.0 million in 2021.
According to Nielsen, for the full year of 2023, we have the most number one ranked station groups across the top 160 markets in the U.S., and across the largest 50 markets, with 70 and 26 number one ranked station groups in these markets, respectively. With our broadcast radio platform alone, we have over twice the broadcast radio audience of our next closest broadcast competitor. We also have five times the digital listening hours of our next closest commercial radio broadcast competitor.
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
Our Multiplatform Group segment has the following revenue streams:
Broadcast Radio: Our primary source of revenue is derived from selling advertising time on our domestic broadcast radio stations, generating revenue of $1,752.2 million in 2023, $1,883.3 million in 2022 and $1,808.0 million in 2021. Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services.
Increasingly, across both national and local markets, our advertisers are demanding data-rich, analytics-driven advertising solutions. iHeartMedia is the only audio broadcast media company that offers a comprehensive suite of tech-enabled advertising solutions, providing advanced attribution and analytics capabilities through our SmartAudio platform, which includes:
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

Radio Stations
As of December 31, 2023, we owned and operated 868 radio stations, including 249 AM and 619 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
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

(1)Source: Spring 2023 NielsenAudio Radio Market Rankings.
(2)Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 158.

Networks: We enable advertisers to engage with consumers through our Premiere Networks and Total Traffic & Weather services. We generate broadcast advertising revenue from selling advertising on our programs featuring top personalities, and also generate revenue through the syndication of our programming to other media companies. Premiere Networks and Total Traffic & Weather generated revenue of $466.4 million in 2023, $503.2 million in 2022 and $503.1 million in 2021.
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
•Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates, sports and news to more than 2,000 radio stations and approximately 180 television affiliates, as well as through Internet and mobile partnerships, reaching approximately 200 million consumers each month. Total Traffic & Weather Network services more than 230 markets in the U.S. and Canada. It operates the largest broadcast traffic navigation network in North America.
Sponsorship & Events: We held live, in-person and virtual events, including seven major nationally-recognized tent pole events in 2023. Our seven tentpole events include: the iHeartRadio Music Festival; the iHeartRadio Music Awards; the iHeartRadio Jingle Ball Tour; the iHeartCountry Festival; iHeartRadio ALTer Ego; the iHeart Podcast Awards and iHeartRadio Fiesta Latina. In 2023, our events resulted in revenue of $191.4 million in 2023, $189.0 million in 2022 and $160.3 million in 2021 from sponsorship, endorsement and other advertising revenue, as well as ticket sales and licensing.

Digital Audio Group
Our Digital Audio Group segment includes our fast-growing podcasting business, which is the number one podcast publisher in the U.S. according to Podtrac - as well as our industry-leading iHeartRadio digital service, available across more than 500 platforms and 2,000 devices, our digital sites, newsletters, digital services and programs, our audio technology companies and ad tech platforms, including Unified, Voxnest, Triton Digital, and Omny Studios, and our audio industry-leading social media footprint. Our Digital Audio segment revenue was $1,069.2 million in 2023, $1,021.8 million in 2022 and $834.5 million in 2021.
•Podcasting: Our multi-platform strategy, and the flywheel benefits it accrues, has enabled us to extend our leadership in the rapidly growing podcasting sector. As measured by Podtrac, iHeartMedia is the number one podcast publisher with 366 million global monthly downloads and streams and 33 million U.S. unique monthly users in December 2023 and has the most shows featured in the Top 10 across all categories including Stuff You Should Know, The Breakfast Club, The Herd with Colin Cowherd, and many more. We also have the first podcast to surpass 1 billion downloads with Stuff You Should Know. Podcasting generated revenue of $407.8 million in 2023, $358.4 million in 2022 and $252.6 million in 2021.
•Digital excluding Podcast: Our reach extends across more than 500 platforms and thousands of different connected devices. Our digital business is comprised of free ad-supported streaming offerings, subscription streaming services, display advertisements, and other content that is disseminated over digital platforms, as well as social media, a capability enabled by the purchase of Unified. Our leading streaming product, iHeartRadio, is a free downloadable mobile app and web‑based service that allows users to listen to their favorite radio stations, as well as digital‑only stations, custom artist stations, and podcasts. Monetization on the free streaming application occurs through national and local advertising. We also have two subscription-based offerings, iHeartRadio Plus and iHeartRadio All Access. Digital excluding podcast generated revenue of $661.3 million in 2023, $663.4 million in 2022 and $581.9 million in 2021.

In 2021, we acquired Triton Digital, the global technology and services leader to the digital audio and podcast industry, giving us the only unified ad tech stack for all forms of audio media.

Audio & Media Services Group:
We also provide services to broadcast industry participants through our Katz Media and RCS businesses, which accounted for revenues of $256.7 million in 2023, $304.3 million in 2022 and $248.0 million in 2021.
•Katz Media is a leading media representation firm in the U.S. representing more than 3,500 non-iHeartMedia radio stations and over 850 television stations, along with their respective digital platforms. Katz Media generates revenue via commissions on media sold.
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

Our Growth Strategy
Our strategy is centered on building strong consumer relationships across our multiple platforms with national reach. Providing this kind of at-scale companionship creates high-value advertising inventory and delivers superior returns. Moreover, we believe that we can leverage our investments in technology and data-informed decision making to better monetize our assets and to capture increasing market share across the broader advertising ecosystem. The key elements of this growth strategy are:
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
We have made, and continue to make, investments so we can provide an ad-buying experience similar to that which was once only available from digital-only companies. Our SmartAudio suite of data targeting and attribution products provides improved planning and automated ad-buying by relying on sophisticated planning algorithms and a cloud-based network across all of iHeartMedia's broadcast radio inventory to deliver highly optimized plans to our advertising customers. With SmartAudio, advertisers can do impression-based audience planning and dynamic radio advertising that utilizes real-time triggers such as weather, pollen counts, sports scores, mortgage rates and more to deploy different campaign messages based on what is happening in a specific market at a specific moment. SmartAudio has allowed brands to use broadcast radio advertisements to dynamically serve the most relevant message in each market, at each moment, just as they do with digital campaigns, to ensure increased relevance and impact. Further, SmartAudio is the first fully digital measurement and attribution service for broadcast radio that we believe can transform the way advertisers plan, buy and measure much of their audio campaigns to better optimize the extensive reach of radio. We continue to look for ways to further develop our advertising capabilities in order to expand our share of advertising partners' budgets.

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
Broadening the scope of audio engagement
We continue to expand the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed. We have launched (i) BIN: Black Information Network, the first and only 24/7 national and local all news audio service dedicated to providing an objective, accurate and trusted source of continual news coverage with a Black voice and perspective; (ii) The Black Effect Podcast Network, a joint venture with Charlamagne Tha God developed to amplify Black voices, celebrate Black creators and invest in the Black community, with culturally relevant content across a variety of genres; (iii) My Cultura, a podcast venture dedicated to elevating Latinx voices and creators and to sharing the Latinx experience with millions of listeners; (iv) Outspoken Podcast Network, a new podcast network designed to elevate the impactful culture of the LGBTQ+ community; (v) iHeartLand, a Metaverse experience that includes a variety of games and events; and (vi) our broad range of sports programming. Our industry-leading audio sports assets include the largest sports podcast network in the industry, which has partnerships with the NFL and the NBA. We also have sports podcasts led by marquee talent like Colin Cowherd and Dan Patrick as well as the iHeart Sports Network, which reaches approximately 75 million Americans per month according to Nielsen, and includes our sports talk and sports betting stations along with our ongoing live coverage of professional teams on select stations across the country.

In addition, the proliferation of connected TVs, voice assistants, smart auto and other connected devices greatly increases the range of options for accessing and interacting with our content, with significant increases to listenership across these devices occurring in 2023.

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

We have continued to extend our leadership position in podcasting, and we are the largest podcast publisher in the U.S. We believe that podcasting is to talk what streaming is to music and is the next strategic audio platform. Our podcasting platform allows us to capture incremental revenue as well as extend station brands, personalities and events onto a new platform-ultimately growing and deepening our consumer relationships and our opportunities for additional advertising revenue.

Employing technology to gain greater penetration of the full spectrum of advertising clients and segments
In addition to having sellers in approximately 160 local markets across the U.S., which few media companies can claim, we intend to extend our technology platform to address the clients that we do not currently reach through direct sales operations. As an indication of the size of the potential opportunity, we currently have approximately 42,000 total clients, whereas some of our largest social and search competitors that utilize technology solutions for advertisers of all sizes have millions of clients. We continue to enhance our monetization capabilities utilizing our industry leading Ad Tech stack, taking advantage of programmatic marketplaces, our capabilities to target cohorts, and our ability to dynamically insert advertising. We previously acquired the following companies to further expand our advertising technology capabilities:

•Unified Enterprises Corp. is a software company that provides customers with a complete advertising solution across all forms of digital media, including the information and intelligence data that they need to make informed decisions about their advertising investments.

•Voxnest, Inc. is a podcast programmatic technology solutions business that allows for the consolidation of the fragmented podcast marketplace and the best-in-class provider of podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving. Voxnest enables us to provide podcast advertisers with additional targetable inventory at scale by allowing the effective and efficient monetization across an entire range of podcast inventory on this one-of-a-kind programmatic platform.

•Triton Digital is a global leader in digital audio and podcast technology and measurement services and includes the Triton Audio Marketplace, an innovative global open audio exchange that allows customers to aggregate audiences at scale across broadcast, podcast, and streaming - a first of its kind offering.

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

Leveraging the iHeartRadio master brand to expand our high-profile events platform
Audio is a social experience and an important extension of the medium is events. For our listeners, events are an opportunity to interact with fellow fans and engage with their favorite artists. For our advertising partners, they are a chance to reach a captivated and highly targeted audience directly tied to our high reach and strong engagement broadcast radio platform. They also provide an opportunity to extend into platforms like streaming and television, create ancillary licensing revenue streams, and generate ticket revenue. As with all of our platforms, the data collection from these sources is valuable to both our product creation process and our advertisers. Through our portfolio of major award shows, festivals, local live events and virtual events, we intend to continue to find innovative ways to integrate sponsorships and deliver unique advertising moments. In doing so, we will seek to create additional revenue opportunities through this platform.

Competition

We compete for share of our listeners’ time and engagement, a challenging task in today’s fragmented and multi-tasking world. We believe our national reach, the strength of our brand and assets, the quality of our programming and personalities, and the companionship nature of our content allows us to compete effectively against other radio businesses, as well as with other media, entertainment and digital platforms, such as streaming audio services, satellite radio, podcasts, other Internet-based streaming music services, ad tech, television, live entertainment, large scale online advertising platforms, and social media.

Similarly, we compete for advertising and marketing dollars in the U.S. advertising market against an increasingly diverse set of competitors. Our legacy competition for the radio, podcast and digital advertising market includes legacy broadcast radio operators, as well as satellite radio companies, podcasters and streaming music companies with ad supported components of their business. We compete in the larger U.S. advertising market-inclusive of the radio, podcast and digital opportunity-by developing and offering competitive advertising products intended to attract advertising and marketing dollars that might otherwise go to companies in the television, digital, search, Internet, audio, social media, print, sponsorship and other advertising spaces.

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

As of December 31, 2023, we own 271 issued U.S. patents, 52 pending U.S. patent applications, 4 issued foreign patents and 2 pending foreign patent applications, in addition to 393 U.S. trademarks registrations, 25 U.S. trademark applications, 414 state trademark registrations, 476 foreign registered trademarks and 7 foreign trademark applications. The duration of our intellectual property rights vary from country to country, but our U.S. patents expire 20 years from the patent filing date.

We have filed and acquired dozens of issued patents and active patent applications in the U.S. and we continue to pursue additional patent protection where appropriate and cost effective. We intend to hold these patents as part of our strategy to protect and defend our technology, including to protect and defend the Company in patent‑related litigation. Our registered trademarks in the U.S. include our primary mark “iHeartRadio” and various versions of the iHeart word, marks, and logos. We have a portfolio of internet domain names, including our primary domains www.iheart.com and www.iheartmedia.com. We also have licenses with various rights holders to stream sound recordings and the musical compositions embodied therein, as further described under “-Regulation of our Business-Content, Licenses and Royalties” below.

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

Human Capital Management
Our employees are iHeartMedia's most valuable resource. We are committed to attracting and retaining a skilled and talented workforce. Our focus is on fostering a workplace that encourages growth, development, and progression for every team member. We offer competitive compensation, comprehensive benefits, and health and wellness programs. Additionally, we are dedicated to building connections between our employees and the communities we serve.
Workforce Composition

As of December 31, 2023, we had approximately 10,800 employees. These employees represent the diverse and complex nature of iHeartMedia with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance. Our workforce is comprised of approximately 85% full time and 15% part time employees. We are a party to numerous collective bargaining agreements and/or union-represented bargaining units, none of which represent a significant number of employees, with approximately 6.5% of our workforce subject to collective bargaining agreements. We believe we maintain positive relationships with our union and non-union employees as evidenced by our 2023 retention rate of 86%.

Total Rewards

We strive to create an environment that prioritizes the development and well-being of our employees. Our culture emphasizes collaboration, creativity, innovation, and respect - values that provide a foundation for success both inside and outside the workplace. We operate in a highly competitive environment and make significant investments in our people and strive to provide competitive pay and comprehensive benefits (eligibility varies depending on full-time and/or union status) including:

•Employer sponsored health insurance, including 100% Company-paid programs for assistance in managing ongoing or chronic health conditions;
•Company provided life insurance;
•Paid sick and vacation days;
•Paid parental leave for both primary and secondary caregivers;
•Fertility assistance;
•Mental health care and resources;
•Paid holidays, including spirit days so that our employees may volunteer in their community;
•401(k) plan;
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

Talent Development & Training

We are committed to supporting and developing our employees through global learning and development programs. We invest in a variety of employee skills training and compliance programs that give our employees the tools and information they need to make better decisions, to become better leaders and managers, to become better communicators and to work more collaboratively as a team. iHeartMedia employees engage in a variety of extensive training throughout the year. In 2023, we also launched a new live sales training curriculum for our newly hired Sales Account Executives.

Inclusivity

As a company, we strive to value diversity and respect all voices, from both inside and outside our Company. Our Company reaches 90% of all Americans every month, so listening to, understanding and integrating input from diverse voices and views is critical to our success. One of our top priorities at iHeartMedia is to create an inclusive organizational culture to attract and develop a dynamic workforce that is as diverse as the audiences and communities we serve, which includes and supports gender identity, race, sexual orientation, ethnicity, religion, socioeconomic background, age, disability, national origin and more. We have continued to make important progress and are making investments across the Company, including forming key partnerships internally and externally, engaging in research and discussion, and closely collaborating with our leadership

team.The Company’s engagement and investment in its workforce, communities and equity and inclusivity efforts are vital to our strategic plans and business purpose, especially with employees, advertisers and listeners.

Our inclusivity goals focus on four key areas of strategic priority and focus that align with business results.

•Building an inclusive culture;
•Advancing inclusive content with diverse perspectives;
•Expanding outreach and efforts to strengthen community ties; and
•Facilitating an environment for growth, development, and advancement.

Inclusivity efforts are led by our Chief Human Resources Officer/Chief Diversity Officer, who reports directly to our Chief Executive Officer and our President. In addition, our Board is committed to seeking director candidates who can best contribute to the future success of the Company and represent stockholder interests through the exercise of sound judgment and leveraging of the group’s skills and experience, resulting in board members with diverse backgrounds, including, among other attributes, gender, ethnicity, background, and professional experience.

Workplace Safety

Employee health and safety in the workplace is of the utmost importance to our Company. We believe that all employees, regardless of job role or title, have a shared responsibility in the promotion of health and safety in the workplace. We are collectively committed to providing and following all public health and safety laws and rules, including internal policies and procedures. This means carrying out company activities in ways that preserve and promote a clean, safe and healthy environment.

Seasonality

For information regarding the seasonality of our business, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations and Part I, Item 1A. Risk Factors, “The success of our business is dependent upon advertising revenues, which are seasonal, and cyclical, and may also fluctuate as a result of a number of factors, some of which are beyond our control.” included elsewhere in this Annual Report on Form 10-K.

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
This following summary does not comprehensively cover all current and proposed statutes, regulations and policies affecting our business. Reference should be made to the Communications Act, FCC rules, public notices and rulings and other relevant statutes, regulations, policies, and proceedings for further information concerning the nature and extent of regulation of our business.
Transfer or Assignment of Licenses
The Communications Act prohibits the assignment of a license or the transfer of control of an FCC licensee without prior FCC approval. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including compliance with FCC rules and the “character” of the proposed licensees. Applications for license assignments or transfers involving a substantial change in ownership are subject to a 30‑day period for public comment, during which parties may petition to deny such applications.

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
The FCC's local radio ownership rule is the only FCC media ownership rule that is currently relevant to our business. Under that rule, the maximum allowable number of radio stations that may be commonly owned in a market is based on the number of stations in the market. In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same radio service (AM or FM). In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service. In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service. In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50 percent of all stations in the market. To apply these ownership tiers, the FCC relies on Nielsen Metro Survey Areas, where they exist, and a signal contour‑overlap methodology elsewhere.

The Communications Act requires the FCC to periodically review its media ownership rules, and those reviews have been and continue to be the subject of regulatory proceedings and litigation. In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations. In June 2021, following a Supreme Court decision, the FCC sought comment to refresh the record in its 2018 quadrennial review. In response to a petition for writ of mandamus filed by the National Association of Broadcasters and a resulting order of the United States Court of Appeals for the D.C. Circuit, on December 26, 2023 the FCC issued an order resolving the 2018 quadrennial review. In that order, the FCC decided to retain the numerical limits on local radio ownership intact and to make permanent the signal contour‑overlap methodology that had applied on an interim basis in markets outside of Nielsen Metro Survey Areas.
In addition, in December 2022, the FCC commenced the 2022 Quadrennial review of its broadcast ownership rules. Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule including whether the current version of the rule remains necessary in the public interest. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

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
Content, Licenses and Royalties
We must pay license fees to copyright owners of musical compositions (typically, songwriters and publishers) for the rights to broadcast and stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect license fees under such licenses and distribute them to copyright owners. We maintain public performance licenses from, and pay license fees to, various PROs including the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC LLC ("SESAC") and Global Music Rights LLC (“GMR”). These licenses periodically come up for renewal, and as a result one or more of our PRO licenses currently are the subject of renewal negotiations and/or rate-setting proceedings pertaining to certain historical and future periods. The outcome of these renewal negotiations and/or proceedings could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.

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
The rates at which we pay royalties to sound recording copyright owners are privately negotiated or set pursuant to a regulatory process. In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future nor is there any guarantee that we will be able to profitably operate our digital on-demand music service profitably. In addition, Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations.
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
Antitrust and Market Concentration Considerations
Beyond compliance with FCC rules governing media ownership, our acquisition of additional radio stations or other businesses could receive scrutiny or challenge under the federal antitrust laws. Transactions that meet specified size thresholds are subject to applicable waiting periods and possible review under the Hart‑Scott‑Rodino Act (the “HSR Act”) by the DOJ or the FTC. Whether or not an acquisition is required to be reported under the HSR Act, the antitrust authorities may investigate the transaction and may take such action under the antitrust laws as they deem necessary, including seeking to enjoin the acquisition or requiring divestiture of the acquired assets or certain of our other assets. Any future acquisition by us could be the subject of review and/or remedial action by antitrust authorities, particularly if it involves businesses or markets in which we already hold a significant market share.
Privacy, Data Protection and Consumer Protection
Privacy, data protection and consumer protection legislation and regulation play a significant role in our business. We obtain information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, digital survey panels, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform. We collect personal information automatically from a Platform users' device, as well as directly from Platform users in several ways, including when a user uses or purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters. We also may obtain information about our listeners from other listeners and third parties. We use and share this information for a variety of business purposes including for marketing our own products and services, analytics, attribution and to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their geographic locations, the type of device they are using, and their interests as inferred from their web browsing or app usage activity. In addition, we obtain audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws. Outside our consumer-facing businesses, we collect personal information from and about our employees and our business partners.
We are subject to a number of federal, state and foreign laws and regulations relating to consumer protection, direct marketing, information security, data protection and privacy, including children's privacy. While some of these laws and regulations are still evolving, they have impacted, and will continue to impact our business by restricting our marketing activities and collection, use, retention, sharing and other processing of data, including both personal information and technical information related to users and devices, which also reduces our ability to effectively deliver relevant ads to our users, and by increasing compliance cost and risks. For example, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.
Comprehensive state privacy laws are now in effect in several states, and additional states have passed laws that will take effect throughout the coming years. These new privacy laws establish data privacy rights for consumers residing in the respective states (such as rights to request deletion or correction of their personal information, or access to a copy of their personal information), impose new assessment requirements prior to undertaking higher risk data processing, grant opt-out rights (or require opt-in consent) for the collection and use of sensitive data, impose special rules on the collection of personal information from minors, create notice obligations and new limits on the “sale” of personal information or the “sharing” of personal information for cross-context behavioral advertising, and create a statutory damages framework that allows for state regulators to impose fines and penalties for violations. Compliance with these new laws entails substantial expenses, diverts resources from other initiatives and projects, and could limit the services we are able to offer. In the United States, certain of our business operations are subject to the Children’s Online Privacy Protection Act (“COPPA”), which limits what personal information we can collect directly from users of our Platforms who are under the age of 13 years, and how we can use that information.
In the area of information security and data breach notification, various laws and regulations in the United States and most countries require companies to implement measures and controls to protect certain types of information and to notify users, regulators and/or other third parties if there is a security breach impacting the integrity or confidentiality of protected information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act ("CCPA") provides a private right of action and minimum statutory damages for certain types of data breaches, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The EU General Data Protection Regulation ("EU GDPR") and UK General Data Protection Regulation ("UK GDPR") provide potential fines up to EUR €20 million or (EU GDPR) or £17.5 million (UK GDPR) or 4% of worldwide annual turnover of the preceding financial year, whichever is greater for adequately notify relevant stakeholders and regulators of a personal data breach.
In the area of direct marketing, in the United States we are subject to laws, rules and regulations governing our marketing activities conducted by or through telephone, email, SMS/text messaging and the Internet, including the Telephone Consumer Protection Act of 1991 (“TCPA”), the Telemarketing Sales Rule (“TSR”), the CAN-SPAM Act and similar state laws, rules and regulations. Collectively, these laws control how we use personal information to market products and services to consumers. Notably, the TCPA provides a private right of action, for which individual plaintiffs or classes of plaintiff may bring suit seeking damages up to $500 per violation. TCPA settlements and verdicts can be significant, depending on the size of the class and the number of alleged violative marketing calls or text messages.
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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deterioration in economic conditions and corresponding reduced spending by advertisers.
We derive revenues from the sale of advertising. As is common in the audio entertainment industry, advertisers do not have long-term advertising commitments with us and can terminate their contracts at any time. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. Macroeconomic uncertainty, including due to increased inflation, rising interest rates and the geopolitical environment, during the year ended December 31, 2023 contributed to declines in our advertising revenues. This reduction in advertising revenues has had an adverse effect on our profit margins, cash flow and liquidity. If economic uncertainty continues, increases, or if economic conditions deteriorate, these conditions may continue to adversely impact our revenue, profit margins, cash flow and liquidity. In addition, inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.
We are required to evaluate our goodwill, indefinite-lived and definite-lived intangible assets for impairment. We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. In addition, we test for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units and FCC licenses, it is possible a material change could occur. We have taken material impairment charges in recent periods and if future results are not consistent with our assumptions and estimates, including as a result of increased economic uncertainty or deterioration in economic conditions, we may be exposed to impairment charges in the future.
The success of our business is dependent upon advertising revenues, which are seasonal, cyclical, and may fluctuate as a result of a number of factors, some of which are beyond our control.

Our main source of revenue is the sale of advertising. Our ability to sell advertising depends on, among other things:

•economic conditions;
•national and local demand for radio and digital advertising;
•the popularity of our programming;
•local and national advertising price fluctuations, which can be affected by the availability of programming and the relative supply of and demand for commercial advertising;
•the capability and effectiveness of our sales organization;
•our competitors' activities, including increased competition from other advertising-based mediums;
•decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;
•keeping pace with changes in technology and our competitors;
•maintaining and growing our relationships with marketers, agencies, and other demand sources who purchase advertising inventory from us;
•continuing to develop and diversify our advertising platform and offerings; and
•other factors beyond our control.

In addition, disruptions to our operations and our customers’ operations from COVID-19 or other future pandemics or public health crises may reduce demand for advertising, reduce our advertising revenue and adversely impact our business, results of operations and financial position.

Our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the fourth quarter of the year. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups.
We face intense competition in our business.
We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings, listener engagement and advertising revenues. Our business competes for audiences and advertising revenues with other radio businesses, as well as with other media, entertainment and digital platforms, such as streaming audio services, satellite radio, podcasts, other Internet-based streaming music services, ad tech, television, live entertainment, large scale online advertising platforms, and social media. Audience ratings and market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenues in a specific market.
Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. For example, our competitors may develop analytic products for programmatic advertising, and data and research tools that are superior to those that we provide or that achieve greater market acceptance. Additionally, many customers rely on audience measurement data to make advertising decisions. An inability to obtain audience measurement data that is acceptable to customers can lead to a reduction of advertising revenue, and our business, financial condition, and results of operations could be adversely impacted. It also is possible that new competitors may emerge and rapidly acquire significant market share in our business or make it more difficult for us to increase our share of advertising partners’ budgets. The advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure. If we cannot do so, then our business, financial condition and operating results would be adversely affected.
Alternative media and entertainment platforms and technologies may continue to increase competition with our operations.
The audio entertainment industry is characterized by rapid technological change, frequent product and feature innovations, changes in customer requirements and expectations, evolving standards and new entrants offering products and services. Our terrestrial radio broadcasting and digital operations face increasing competition from alternative media and entertainment platforms and technologies, such as broadband wireless, satellite radio, television and streaming services, other podcast platforms, internet-based music streaming services, and social media, as well as mobile and other connected devices, such as portable digital audio players, smart phones, wearable devices, tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These technologies and alternative media and entertainment platforms, including those used by us, compete with our platforms and content for listeners and advertising revenues. We are unable to predict the long-term effect that such technologies and related services and products will have on our broadcasting and digital operations. The capital expenditures necessary to implement these or other technologies could be substantial, and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns. Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses and make our products less competitive in the marketplace.
Our business is dependent upon the performance of on-air talent, program hosts, and acquisition of programming.
We employ or independently contract with many on-air personalities and hosts of radio programs, podcasts and other audio platforms and contract for certain programming, including podcasts, with significant loyal audiences. Although we have entered into long-term agreements with some of our key talent and programming to protect our interests in those relationships, we can give no assurance that all or any of these persons or programs will remain with us, will retain their audiences or will continue to be profitable. Competition for talent and programming is intense and many of these individuals and programs are under no legal obligation to remain with us. Our competitors may choose to extend offers to any talent or programs on terms that we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key talent and programs is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or listenership and could result in increased expenses. Our investments in talent and programming have been and may continue to be significant and involve complex negotiations with numerous third parties. These costs may not be recouped and higher costs may lead to decreased profitability or potential write-downs.
Emerging industry trends may adversely impact our ability to generate revenue from our digital advertising inventory and materially adversely affect our business, operations, and financial condition.
There are no uniform methods by which our advertiser-clients measure advertising effectiveness. As a result, new methods are regularly created and used by different advertiser-clients. We cannot integrate with all possible technological standards to measure advertising effectiveness and there is no guarantee that the standards with which we choose to integrate will be the standards ultimately selected by the majority of our advertiser-clients. There is also no guarantee that such standards will accurately reflect the true effectiveness of our advertising. Finally, as discussed in “Compliance with ever evolving regulations, third-party restrictions, and consumer concerns or litigation regarding data privacy and data protection involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, operations, and financial condition”, our ability to integrate with technological standards may be limited by both emerging laws and third parties. If we fail to integrate with the technological standards preferred by our clients, or if those methodologies are inaccurate, our revenue may be adversely affected.
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
•technological developments, including new uses for generative AI;
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

Acquisitions and dispositions of media and entertainment businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the U.S. Federal Trade Commission (“FTC”) or foreign antitrust agencies will not seek to bar us from acquiring or disposing of media and entertainment businesses or impose stringent undertakings on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
Further, radio acquisitions are subject to FCC approval. Such transactions must comply with the Communications Act and FCC regulatory requirements and policies. The FCC’s media ownership rules remain subject to ongoing agency and court proceedings. Future changes could restrict our ability to dispose of or acquire new radio assets or businesses. See Regulation of our Business in Part I, Item 1, Business, included elsewhere in this Annual Report on Form 10-K.
If we or our third-party providers fail to protect confidential information and/or experience data security incidents, we could lose valuable information, suffer disruptions to our business, and/or incur material expenses and liabilities in the investigation and remediation of such incidents, as well as damages to our relationships with listeners, consumers, business partners, employees and advertisers, which would materially adversely affect our business, results of operations, and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (“IT Systems”). We own and operate some of these IT Systems ourselves, but we also rely on third-party providers for various IT Systems and related products and services, including but not limited to cloud computing services, across both our internal and external-facing operations. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude and, as a result, we may be unable to anticipate, investigate, remediate, or recover from future cyberattacks and other security incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business. We and certain of our third-party providers have experienced from time to time in the past cyberattacks and other incidents, and we expect to experience these in the future. Our IT Systems and Confidential Information are vulnerable to a range of cybersecurity risks and threats, including software bugs, computer viruses, internet worms, break-ins, phishing and social engineering attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions (for example, due to ransomware), any of which could lead to system interruptions, delays, shutdowns, or theft or loss of Confidential Information. Our remote and hybrid working arrangements for employees (and employees of third-party providers) also present additional risks due to the prevalence of social engineering and other cyberattacks that are launched in relation to non-corporate and home networking environments and remote access into our computer networks.
A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. Any failure to maintain performance, reliability, security, and availability of our services and technical infrastructure to the satisfaction of our listeners may harm our reputation and our ability to retain existing listeners and attract new listeners. We or third parties we rely on may not be able to implement security controls as intended for various reasons, including if we do not recognize or underestimate a particular risk. We cannot assure you that our cybersecurity risk management program or the policies, controls, and/or processes that we or our third-party providers have designed to protect our Confidential Information and IT Systems will be effective. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks and events, when detected by security tools or third parties, may not always be immediately understood or acted upon. Cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. If there is an actual or perceived adverse impact to the availability, integrity, or confidentiality of our IT Systems or Confidential Information, we may incur significant response and remediation costs in protecting against or remediating cyber-attacks and we may face regulatory or civil liability, lose Confidential Information, personal information, or suffer disruptions to our business operations, information processes and internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed and we could lose listeners, consumers, business partners and advertisers. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation and restoration efforts, investigations and legal proceedings (such as class action lawsuits) and changes in our security and system protection measures.
We may be subject to rapidly evolving data security frameworks and/or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In the event a domestic or EU/UK regulator or court were to determine we had not adequately complied with the security requirements under state privacy laws, the EU/UK General Data Protection Regulation (“GDPR”), and/or other data privacy, cybersecurity, consumer protection or related rules or regulations, we may be subject to regulatory and litigation proceedings, financial fines and penalties, injunctive requirements that negatively affect our business model, and/or costly remediation requirements. We may also be required to notify affected individuals and authorities in the event of a personal information breach. In addition, the California Consumer Privacy Act and the California Privacy Rights Act provide a private right of action to individuals and statutory damages for certain types of data breaches, and the GDPR provides potential fines up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater. We expect these and other developing rules and regulations to both increase upfront compliance costs and liability exposure in the event of a cyberattack or security incident.
Additionally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
Furthermore, any losses, costs and/or liabilities directly or indirectly related to cyberattacks or other security incidents may not be covered by, or may exceed the coverage limits of, any of our insurance policies.
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We use artificial intelligence (“AI”) solutions in our business operations and these applications and our future use of AI in our business may become important to our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, our business, reputation, financial condition, and results of operations could be adversely affected.

The use of AI applications may result in cybersecurity incidents that implicate the personal data of consumers. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, such as the proper use of copyrighted material with AI applications, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
We have engaged in restructuring activities in the past and may implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.
We actively seek to adapt our cost structure to the changing economics of the industry and to take advantage of the investments we have made in new technologies to build an operating infrastructure that provides better quality and newer products and delivers new cost efficiencies. There can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
We may implement further restructuring activities, make additions, reductions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any ongoing or future restructuring efforts will be successful or generate expected cost savings.
Risks Related to our Indebtedness
Our substantial indebtedness may adversely affect our financial health and operating flexibility.
We currently have a $450.0 million undrawn senior secured asset-based revolving credit facility that matures in 2027, $4,318.6 million in principal amount of secured debt, $3,065.4 million of which matures in 2026, and $916.4 million in principal amount of unsecured debt that matures in 2027. This substantial amount of indebtedness could have important consequences to us, including:
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

If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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
Our subsidiaries have from time-to-time repurchased certain debt obligations of iHeartCommunications, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our outstanding equity securities, in tender offers, open market purchases, privately negotiated transactions or otherwise. These purchases could have a material negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
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
The FCC grants broadcast licenses for a term of up to eight years. Although the FCC renewed each of our broadcast licenses during the most recent renewal cycle for a full term and without material conditions, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations in all subsequent renewal cycles. The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses in a subsequent renewal cycle could have a materially adverse impact on our operations. Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.
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
Moreover, it is possible that our licensing fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could materially increase as a result of private negotiations, one or more rate-setting processes, or administrative and court decisions. For example, we are involved in rate-setting proceedings and/or negotiations with one or more performing rights organizations related to royalty payments for the public performance of musical compositions, the outcome of which could cause us to owe increased royalty payments and adversely impact our business. As a result, there is no guarantee that applicable direct licenses will be renewed in the future or that such licenses will be available on the same economic terms associated with the current licenses.

In addition, from time-to-time SoundExchange and various record labels and other music licensors notify us that certain calendar years are subject to routine audits of the royalty payments that we make to them in connection with our various uses of music. The results of such audits could result in us having to make higher royalty payments for the subject years.

Increased royalty rates could significantly increase our expenses, which could adversely affect our business and results of operations. Various other regulatory matters relating to our business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.
Compliance with ever evolving regulations, third-party restrictions, and consumer concerns or litigation regarding data privacy and data protection involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, operations, and financial condition.
We collect, receive, store, handle, transmit, use and otherwise process personal, demographic and other information related to individuals, including from and about our listeners, consumers, employees, business partners and advertisers as they interact with us. For example: (1) our broadcast radio station websites and our iHeartRadio digital platform collect personal information as users use our services, register for our services, fill out their listener profiles, post comments, use our social networking features, participate in polls and contests and sign-up to receive email newsletters; (2) we use tracking technologies, such as “cookies,” to automatically manage and track our listeners’ interactions with us so that we can deliver relevant music content and advertising; (3) we accept credit cards as a method of payment from consumers, business partners and advertisers; and (4) we collect precise location data about certain of our platform users for analytics, attribution and advertising purposes.

We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf.
We are subject to limitations imposed by third parties that control the devices or platforms on which our users access our services. Changes to the policies promulgated by these third parties may adversely impact our advertising revenue. For example, Apple has updated its products and services to make it more difficult to track its users and has indicated they may impose additional restrictions in the future and other companies may impose similar restrictions. These changes have reduced and may in the future further reduce the quality and quantity of tracking data available to us and our clients. Some web browsers have begun to limit the use of third-party cookies or have announced an intention to do so. These changes may increase the cost of the data we use to target advertisements, reduce our ability to effectively deliver relevant ads to our users and impact our ability to demonstrate to our business partners and advertisers the value of the advertisements we are able to deliver.
Further, we and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. For additional information on applicable laws, rules and regulations, see Privacy, Data Protection and Consumer Protection in Part I, Item 1, Business, included elsewhere in this Annual Report on Form 10-K.
These requirements, and their application, interpretation and amendment, are constantly evolving and developing and have increased upfront compliance costs and liability exposure in the event of a cyberattack or security incident, which costs are likely to further increase in the future.
We are party to a letter of agreement (the “LOA”) with the DOJ in its capacity as a representative of The Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector, an interagency federal government group that analyzes certain transactions for national security, law enforcement, and public safety issues. The LOA requires us, among other things, to obtain consent from the DOJ prior to allowing certain third parties to act as custodians of certain data about our subscribers or to process payments on our behalf. Should the DOJ choose not to approve, or revoke approval of, certain third party vendors, our business and operations could be materially adversely affected.
Moreover, further changes in consumer rights, expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers, or to transfer employee data within the corporate group. New consumer rights, including the right for consumers to prevent the sale of their personal information, to prevent the "sharing" of their personal information for cross-context behavioral advertising, or to have their personal information deleted could lead to a depletion of our consumer database. Such new consumer rights and restrictions on our use of consumer data could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers.
Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us or our vendors to comply with applicable laws, rules, and regulation related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings or actions against us by individuals, consumer rights groups, governmental authorities or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. If any of these events were to occur, our operations and financial condition could be materially adversely affected.
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

We may face lawsuits, incur liability or suffer reputational harm as a result of content published or made available through our services.
The nature of our business could expose us to claims or public criticism related to defamation, illegal content, misinformation, and content regulation. We could incur costs investigating and defending any such claims. In addition, some stakeholders may disagree with content provided through our services, and negative public criticism of this content could damage our reputation and brands. If we incur material costs, liability, or negative consumer reaction as a result of these occurrences, our business, financial condition and operating results could be adversely impacted.
We are subject to a series of risks regarding scrutiny of environmental, social, and governance matters.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their environmental, social, and governance (“ESG”) practices. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors and capital providers, use such ratings to assess companies’ ESG profiles. Unfavorable perceptions of our ESG performance could negatively impact our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters, including diversity, equity and inclusion (“DEI”), are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.
While we have engaged, and expect to continue to engage in, certain voluntary initiatives (such as voluntary disclosures, certifications, or goals) to improve the ESG profile of our company and/or products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with best practice. We may also be unable to complete certain initiatives or targets, either on timelines/costs initially anticipated or at all. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary.
There are also increasing regulatory expectations for ESG matters. Various policymakers, including the SEC and State of California, have adopted (or are considering adopting) requirements to disclose certain climate-related or other ESG information, which may require additional costs to comply. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
As of February 26, 2024, we had 123,400,032 shares of Class A common stock, 21,346,613 shares of Class B common stock and 5,043,336 Special Warrants outstanding. Each Special Warrant is currently exercisable for one share of Class A common stock or Class B common stock and each share of Class B common stock is currently convertible into one share of Class A common stock, in each case subject to the media ownership rules and alien ownership restrictions described in Part I, Item 1, Business, included elsewhere in this Annual Report on Form 10-K. Upon the exercise of any Special Warrants or the conversion of any shares of Class B common stock, your voting rights as a holder of Class A common stock will be proportionately diluted. The issuance of additional shares of Class A common stock would increase the number of our publicly traded shares, which could depress the market price of our Class A common stock.
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

    We are also subject to the anti-takeover provisions contained in Section 203 of the General Corporation Law of the State of Delaware ("DGCL"). Under these provisions, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the business combination or the transaction by which the person became an interested stockholder.
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
To the extent necessary to comply with the Communications Act, FCC rules, policies, and orders, and in accordance with our certificate of incorporation, we may request information from any stockholder or proposed stockholder to determine whether such stockholder’s ownership of shares of capital stock may result in a violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling. We may further take the following actions, among others, to help ensure compliance with and to remedy any actual or potential violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling, or to prevent the loss or impairment of any of our FCC licenses: (i) prohibit, suspend or rescind the ownership, voting or transfer of any portion of our outstanding capital stock; (ii) redeem capital stock; and (iii) exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction, against any stockholder, to cure any such actual or potential violation or impairment.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, our acquisition of Triton, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, potential impacts from inflation and economic trends, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures for advertising;
•risks related to advertising revenue fluctuations;
•intense competition including increased competition from alternative media and entertainment platforms and technologies;
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
•risks related to scrutiny of environmental, social, and governance matters;
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
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Additionally, our discussion of certain ESG assessments, goals and related issues in this or other disclosures is informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being, “material”; any references to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for certain service providers, suppliers, and vendors.

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine and prioritize the security controls and measures utilized. In addition, security controls and measures, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Governance

Our Board of Directors (the “Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to the Board’s Audit Committee (the “Audit Committee”) oversight of information security matters and risks, including reviewing information technology procedures and controls. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives annual reports from management on information security matters, including our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff and/or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO, Chief Financial Officer, and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes a combined 30 years of experience in cybersecurity and risk management. Our CISO holds the CRISC, CISA, CDPSE, and PMP industry certifications.

Our management team supervises efforts to identify, prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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
The studios and offices of our radio stations are located in leased or owned facilities. The leases generally have expiration dates that range from one to 40 years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We lease substantially all of our towers and antennas and own substantially all of the other equipment used in our business. For additional information regarding our properties, see “Item 1. Business.”

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of February 29, 2024:

Name	Age	Position at iHeartMedia	Principal Employment
Robert W. Pittman	70	Chairman and Chief Executive Officer	Same
Richard J. Bressler	66	President, Chief Operating Officer, Chief Financial Officer and Director	Same
Brad Gerstner	52	Director	Chief Executive Officer and Chief Investment Officer of Altimeter Capital Management, LP, a technology focused investment firm
Cheryl Mills	59	Director	Founder and Chief Executive Officer of the BlackIvy Group LLC, a private holding company that builds and operates businesses in Sub-Saharan Africa
Graciela Monteagudo	57	Director	Former Chief Executive Officer of LALA U.S., a producer and distributor of dairy-based products
James A. Rasulo	68	Director	Former Chief Financial Officer and Senior Executive Vice President at Walt Disney Company, a global mass media and entertainment conglomerate
Kamakshi Sivaramakrishnan	48	Director	Founder and Former Chief Executive Officer and President of Samooha Inc., a data collaboration company
Samuel E. Englebardt	46	Director	Co-founder and Partner at Galaxy Digital, a digital asset financial services company, and Founding General Partner of Galaxy Interactive, a venture capital firm
Michael B. McGuinness	47	Executive Vice President – Finance, Deputy Chief Financial Officer and Head of Investor Relations	Same
Scott D. Hamilton	54	Senior Vice President, Chief Accounting Officer and Assistant Secretary	Same
Jordan R. Fasbender	41	Executive Vice President, General Counsel and Secretary	Same

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock are quoted for trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol “IHRT.” There were 390 stockholders of record of our Class A common stock as of February 26, 2024. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B common stock. There were 21,346,613 shares of our Class B common stock outstanding on February 26, 2024. Holders of shares of the Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act of 1934, as amended (the “Communications Act”) and Federal Communications Commission (“FCC”) regulations. There were 27 stockholders of record of our Class B common stock as of February 26, 2024. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
On November 5, 2020, the FCC issued a declaratory ruling, permitting the Company to be up to 100% foreign-owned, subject to certain conditions (the "2020 Declaratory Ruling"). On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the 2020 Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of the Company's Class A common stock or Class B common stock, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, (a) subject to certain exceptions, such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock or total equity, or (b) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. There were 5,043,336 Special Warrants outstanding on February 26, 2024.
For more information regarding our Class A common Stock, Class B common stock and Special Warrants, refer to Note 9, Stockholders' Equity, to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

Stock Performance Graph
The following graph provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for iHeartMedia, Inc., our Radio Index* and the Nasdaq Stock Market Index for the period from July 18, 2019, the day our Class A common stock was listed and began trading on the Nasdaq, through December 31, 2023.

Indexed Stock Price Close
(Price Adjusted for Stock Splits and Dividends)

2000
1500
1000
500
0
07/18/19
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
iHeartMedia, Inc.
Radio Index
Nasdaq Stock Market Index

Source: Yahoo Finance

	07/18/19	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
iHeartMedia, Inc.	1,000	1,024	787	1,275	372	162
Radio Index*	1,000	966	489	592	241	218
Nasdaq Stock Market Index	1,000	1,093	1,570	1,906	1,275	1,829
*We have constructed a peer group index comprised of other radio companies that includes Cumulus Media, Beasley Broadcast Group, and Audacy, Inc.

Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2023 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	623	$3.00	—	$—
November 1 through November 30	1,987	2.11	—	—
December 1 through December 31	1,817	2.99	—	—
Total	4,427	$2.60	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2023 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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
▪the Digital Audio Group, which includes our Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media, our full-service media representation business, and RCS, a provider of scheduling and broadcast software and services.
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
We have transitioned our business from a single platform radio broadcast operator to a company with multiple platforms including digital, podcasting, networks and events, as well as ad technology capabilities. We have also invested in numerous technologies and businesses to increase the competitiveness of our inventory with our advertisers and our audience. We believe the presentation of our results by segment provides insight into our broadcast radio business and our digital business. We believe that our ability to generate cash flow from operations from our businesses and our current cash on hand will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months.
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

Our strategy has enabled us to extend our leadership in the growing podcasting sector, and iHeartMedia is the number one podcast publisher in America. Our reach now extends across more than 500+ platforms and thousands of different connected devices, and our digital business is comprised of streaming, subscription, display advertisements, and other content that is disseminated over digital platforms.

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

Economic Conditions
Our advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and high inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty which has impacted our revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on our ability to generate revenue and cash flows.
Cost Savings Initiatives
We have implemented key modernization initiatives and operating-expense-saving initiatives to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies, including initiatives to streamline our real estate footprint. We continue to explore opportunities for further efficiencies.
Impairment Charges
Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, has delayed our expected recovery, and has had an adverse impact on our revenue and cash flows. This challenging environment could have a significant impact on our financial results. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed an interim impairment test as of June 30, 2023 on our indefinite-lived Federal Communication Commission ("FCC") licenses and goodwill. The June 30, 2023 testing resulted in non-cash impairment charges of $363.6 million and $595.5 million to reduce the FCC license and goodwill balances, respectively.

We perform our annual impairment test on our goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. No impairment was required as part of the 2023 annual impairment testing. We recognized a non-cash impairment charge of $302.1 million on our FCC licenses as part of our 2022 annual impairment testing performed in the third quarter of 2022. For more information, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill for a further description of the impairment charges and annual impairment tests.

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

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions typically result in impairment charges due to the write-down of the affected right-of-use assets and related fixed assets, including leasehold improvements. For the years ended December 31, 2023 and 2022, we recognized non-cash impairment charges of $6.0 million and $9.4 million, respectively, as a result of these cost-savings initiatives.

Executive Summary
Our revenues for the year ended December 31, 2023 decreased for our Multiplatform Group segment primarily due to lower spending on radio advertising in connection with the uncertain market conditions and a decrease in political revenue as 2022 was a mid-term election year, decreased for our Audio & Media Services Group segment primarily due to a decrease in political revenue, and increased for our Digital Audio Group segment primarily due to increased demand for podcast advertising.
The key developments in our business for the year ended December 31, 2023 are summarized below:
•Consolidated Revenue of $3,751.0 million decreased $161.3 million, or 4.1%, during 2023 compared to Consolidated Revenue of $3,912.3 million in 2022.
•Multiplatform Group Revenue decreased $161.8 million, or 6.2%, and Segment Adjusted EBITDA decreased $212.3 million, or 27.7%, compared to 2022.
•Digital Audio Group Revenue increased $47.3 million, or, 4.6% and Segment Adjusted EBITDA increased $39.8 million, or 12.9%, compared to 2022.
•Audio & Media Services Group Revenue decreased $47.6 million, or 15.6%, and Segment Adjusted EBITDA decreased $41.4 million, or 36.7%, compared to 2022.
•Operating loss of $797.3 million decreased $854.2 million from Operating income of $56.9 million in 2022. 2023 included $965.1 million of non-cash impairment charges, primarily related to our goodwill and indefinite-lived intangible assets balances; 2022 included $311.5 million of non-cash impairment charges, primarily related to our indefinite-lived intangible asset balance.
•Net loss of $1,100.3 million in 2023 increased $837.6 million compared to Net loss of $262.7 million in 2022. 2023 included $965.1 million of non-cash impairment charges, primarily related to our goodwill and indefinite-lived intangible assets balances; 2022 included $311.5 million of non-cash impairment charges, primarily related to our indefinite-lived intangible asset balance.
•Cash flows provided by operating activities of $213.1 million decreased $207.0 million compared to 2022.
•Adjusted EBITDA(1) of $696.6 million was down $253.7 million from $950.3 million in 2022.
•Free cash flow(2) of $110.4 million decreased $148.7 million compared to 2022.
•In addition, we received proceeds of $45.3 million upon the sale of certain broadcast tower sites and related assets; we are leasing back tower site space under long-term operating leases.
•During the years ended December 31, 2023 and 2022, we repurchased $204.0 million and $329.6 million, respectively, of aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $147.3 million and $299.4 million in cash, excluding accrued interest. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $56.7 million and $30.2 million for the years ended December 31, 2023 and 2022, respectively.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Year Ended December 31,
	2023	2022
Revenue	$3,751,025	$3,912,283
Operating income (loss)	(797,311)	56,860
Net loss	(1,100,339)	(262,670)
Cash provided by operating activities	213,062	420,075

Adjusted EBITDA(1)	$696,598	$950,289
Free cash flow(2)	110,392	259,106
(1) For a definition of Adjusted EBITDA, and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net Loss, please see “Reconciliation of Operating Income (Loss) to Adjusted EBITDA” and “Reconciliation of Net Loss to EBITDA and Adjusted EBITDA” in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

The table below presents the comparison of our historical results of operations:

(In thousands)	Year Ended December 31,
	2023	2022
Revenue	$3,751,025	$3,912,283
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,494,234	1,480,326
Selling, general and administrative expenses (excludes depreciation and amortization)	1,656,171	1,592,946
Depreciation and amortization	428,483	445,664
Impairment charges	965,087	311,489
Other operating expense, net	4,361	24,998
Operating income (loss)	(797,311)	56,860
Interest expense, net	389,775	341,674
Loss on investments, net	(28,130)	(1,045)
Equity in loss of nonconsolidated affiliates	(3,530)	(11)
Gain on extinguishment of debt	56,724	30,214
Other expense, net	(655)	(2,295)
Loss before income taxes	(1,162,677)	(257,951)
Income tax benefit (expense)	62,338	(4,719)
Net loss	(1,100,339)	(262,670)
Less amount attributable to noncontrolling interest	2,321	1,993
Net loss attributable to the Company	$(1,102,660)	$(264,663)
The table below presents the comparison of our revenue streams:

(In thousands)	Year Ended December 31,		%
	2023	2022	Change
Broadcast Radio	$1,752,166	$1,883,324	(7.0)%
Networks	466,404	503,244	(7.3)%
Sponsorship and Events	191,434	188,985	1.3%
Other	25,364	21,637	17.2%
Multiplatform Group	2,435,368	2,597,190	(6.2)%
Digital, excluding Podcast	661,319	663,392	(0.3)%
Podcast	407,848	358,432	13.8%
Digital Audio Group	1,069,167	1,021,824	4.6%
Audio & Media Services Group	256,702	304,302	(15.6)%
Eliminations	(10,212)	(11,033)
Revenue, total	$3,751,025	$3,912,283	(4.1)%

Consolidated results for the year ended December 31, 2023 compared to the consolidated results for the year ended December 31, 2022 were as follows:
Revenue
Consolidated revenue decreased $161.3 million during the year ended December 31, 2023 compared to 2022. Multiplatform Group revenue decreased $161.8 million, primarily resulting from a decrease in broadcast advertising due to the challenging macroeconomic environment as discussed above and a decline in political advertising, partially offset by an increase in trade and barter revenues. Digital Audio Group revenue increased $47.3 million, driven primarily by continuing increases in demand for podcast advertising. Audio & Media Services revenue decreased $47.6 million primarily due to a decrease in political revenue.
Direct Operating Expenses
Consolidated direct operating expenses increased $13.9 million during the year ended December 31, 2023 compared to 2022. The increase in consolidated direct operating expenses was primarily driven by higher variable content costs, including digital profit sharing costs, third-party broadcast costs, and production costs, as well as higher broadcast music license fees. These increases were partially offset by lower third-party digital costs in connection with COVID-19 related advertisers, lower employee compensation as a result of cost savings initiatives and lower digital performance royalty fees.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $63.2 million during the year ended December 31, 2023 compared to 2022. The increase in consolidated SG&A expenses was driven primarily by higher trade and barter expense, variable bonus expense, and bad debt expense. These increases were partially offset by a decrease in costs incurred in connection with executing on our cost reduction initiatives and lower sales commissions.
Depreciation and Amortization

Depreciation and amortization decreased $17.2 million during 2023 compared to 2022, primarily as a result of a lower fixed asset base due to properties sold in 2022 in connection with our real estate optimization initiatives and the Q3 2023 tower sale-leaseback transaction described under “Sources of Liquidity and Anticipated Cash Requirements” below, as well as lower amortization expense due to certain intangible assets being fully amortized.

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

We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. No impairment was required for our goodwill and FCC licenses as part of the 2023 annual impairment testing.

We recognized non-cash impairment charges of $302.1 million on our indefinite-lived FCC licenses during the year ended December 31, 2022 primarily as a result of an increase in the discount rate used in our fair value calculations due to higher market interest rates at that time compared to the prior year. See above under “Impairment Charges” and Item 8, Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, for further discussion of the impairment charges. No impairment charges were recorded for our goodwill for the year ended December 31, 2022.
In addition, as part of our operating expense-savings initiatives, we have taken strategic actions to streamline our real estate footprint and related expenses, resulting in impairment charges due to the write-down of right-of-use assets and related fixed assets, including leasehold improvements. During the years ended December 31, 2023 and 2022, we recognized non-cash impairment charges of $6.0 million and $9.4 million, respectively, as a result of these cost-savings initiatives, primarily related to changes in sublease assumptions for certain operating leases previously determined to be subleased as part of strategic actions to streamline our real estate footprint.

Other Operating Expense, Net
Other operating expense, net of $4.4 million in 2023 and $25.0 million in 2022, related primarily to non-cash net book losses recognized on asset disposals in connection with our real estate optimization initiatives.
Interest Expense, Net
Interest expense, net increased $48.1 million during 2023 compared to 2022 primarily as a result of an increase in floating borrowing rates, partially offset by the lower outstanding aggregate principal of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 due to the repurchases of $533.6 million of the notes for $446.7 million in cash made during 2023 and 2022.

Loss on Investments, net
During the years ended December 31, 2023 and 2022, we recognized a loss on investments, net of $28.1 million and $1.0 million, respectively, in connection with changes in the value of our investments.
Gain on Extinguishment of Debt
During the year ended December 31, 2023, we recognized a gain on extinguishment of debt of $56.7 million in connection with the repurchase of $204.0 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $147.3 million in cash.
During the year ended December 31, 2022, we recognized a gain on extinguishment of debt of $30.2 million in connection with the repurchase of $329.6 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash.
Income Tax Benefit (Expense)
The effective tax rates for the years ended December 31, 2023 and 2022 were 5.4% and (1.8)%, respectively. The effective tax rate in 2023 was primarily impacted by the impairment charges to non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. The effective tax rate for 2022 was primarily impacted by the forecasted increase in valuation allowances against certain deferred tax assets related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods.
Net Loss Attributable to the Company
Net loss attributable to the Company increased to $1,102.7 million during the year ended December 31, 2023 compared to Net loss attributable to the Company of $264.7 million during the year ended December 31, 2022, mainly due to the non-cash impairment charges of $965.1 million recorded in 2023, primarily related to our goodwill and indefinite-lived intangible assets balance, an increase in non-cash impairment charges compared to the $311.5 million recorded in 2022, related to our indefinite-lived intangible asset balance.

Multiplatform Group Results

(In thousands)	Year Ended December 31,		%
	2023	2022	Change
Revenue	$2,435,368	$2,597,190	(6.2)%
Operating expenses(1)	1,881,934	1,831,491	2.8%
Segment Adjusted EBITDA	$553,434	$765,699	(27.7)%
Segment Adjusted EBITDA margin	22.7%	29.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group decreased $161.8 million compared to 2022, primarily as a result of lower broadcast revenue due to the challenging macroeconomic environment and a decline in political advertising as 2022 was a mid-term election year, partially offset by increases in trade and barter revenues. Broadcast revenue decreased $131.2 million, or 7.0%, year-over-year, while Networks revenue decreased $36.8 million or 7.3% year-over-year. Revenue from Sponsorship and Events increased $2.4 million, or 1.3%, year-over-year.
Operating expenses increased $50.4 million, driven primarily by higher trade and barter expense in connection with the increase in trade and barter revenues, bad debt expense, third-party broadcast costs, and variable bonus expense, partially offset by lower sales commissions and a decrease in costs as a result of our cost reduction initiatives.
Digital Audio Group Results

(In thousands)	Year Ended December 31,		%
	2023	2022	Change
Revenue	$1,069,167	$1,021,824	4.6%
Operating expenses(1)	720,298	712,786	1.1%
Segment Adjusted EBITDA	$348,869	$309,038	12.9%
Segment Adjusted EBITDA margin	32.6%	30.2%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased $47.3 million compared to the prior year, led by Podcast revenue which increased $49.4 million, or 13.8%, year-over-year, driven primarily by increased demand for podcasting from advertisers, as well as higher trade and barter revenue. Digital, excluding Podcast revenue, decreased $2.1 million year-over-year, primarily driven by a decrease in COVID-19 related advertisers.

Operating expenses increased $7.5 million primarily driven by higher variable content costs, including digital profit sharing costs and production costs, as well as higher trade and barter expenses, partially offset by lower third-party digital costs in connection with COVID-19 related advertisers and lower digital performance royalty fees.

Audio & Media Services Group Results

(In thousands)	Year Ended December 31,		%
	2023	2022	Change
Revenue	$256,702	$304,302	(15.6)%
Operating expenses(1)	185,241	191,407	(3.2)%
Segment Adjusted EBITDA	$71,461	$112,895	(36.7)%
Segment Adjusted EBITDA margin	27.8%	37.1%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group decreased $47.6 million compared to the prior year period primarily driven by a decrease in political revenue.

Operating expenses decreased $6.2 million primarily as a result of lower variable bonus expense.

Non-GAAP Financial Measures

Reconciliations of Operating Income to Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2023	2022
Operating income (loss)	$(797,311)	$56,860
Depreciation and amortization	428,483	445,664
Impairment charges	965,087	311,489
Other operating expense, net	4,361	24,998
Share-based compensation expense	35,625	35,457
Restructuring expenses	60,353	75,821
Adjusted EBITDA(1)	$696,598	$950,289

Reconciliations of Net Loss to EBITDA and Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2023	2022
Net loss	$(1,100,339)	$(262,670)
Income tax (benefit) expense	(62,338)	4,719
Interest expense, net	389,775	341,674
Depreciation and amortization	428,483	445,664
EBITDA	$(344,419)	$529,387
Loss on investments, net	28,130	1,045
Gain on extinguishment of debt	(56,724)	(30,214)
Other expense, net	655	2,295
Equity in loss of nonconsolidated affiliates	3,530	11
Impairment charges	965,087	311,489
Other operating expense, net	4,361	24,998
Share-based compensation expense	35,625	35,457
Restructuring expenses	60,353	75,821
Adjusted EBITDA(1)	$696,598	$950,289
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, Loss on investments, net, Gain on extinguishment of debt, Other expense, net, Equity in loss of nonconsolidated affiliates, net, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income (loss) or net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliations of Cash provided by operating activities to Free cash flow

(In thousands)	Year Ended December 31,
	2023	2022
Cash provided by operating activities	$213,062	$420,075
Purchases of property, plant and equipment	(102,670)	(160,969)
Free cash flow(1)	$110,392	$259,106
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

Share-Based Compensation Expense
On April 21, 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the prior plan. On February 23, 2023, our Board adopted an amendment to the 2021 Plan, which provided for an increase to the shares authorized for issuance under the 2021 Plan. At our 2023 Annual Meeting of Stockholders, the amendment was approved. Pursuant to our 2021 Plan, we may grant restricted stock units covering, and options to purchase, shares of the Company's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in the statement of comprehensive loss as Selling, general and administrative expenses and were $35.6 million and $35.5 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023 there was $50.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. See Note 9, Stockholders' Equity, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Year Ended December 31,
	2023	2022
Cash provided by (used for):
Operating activities	$213,062	$420,075
Investing activities	(51,334)	(129,226)
Financing activities	(152,158)	(306,108)
Free Cash Flow(1)	110,392	259,106
(1) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.
Operating Activities
Cash provided by operating activities was $213.1 million in 2023 compared to $420.1 million of cash provided by operating activities in 2022. The decrease was primarily due to a decrease in broadcast radio revenue due to a more challenging macroeconomic environment and a decrease in political revenue as 2022 was a mid-term election year, as well as higher interest expense due to an increase in borrowing rates, and timing of payments. These impacts were partially offset by lower bonus payments in 2023 compared to 2022.
Investing Activities
Cash used for investing activities of $51.3 million in 2023 primarily reflects $102.7 million in cash used for capital expenditures. We spent $58.0 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives and software purchases, $23.2 million in our Digital Audio Group segment primarily related to IT infrastructure, $7.4 million in our Audio & Media Services Group segment, primarily related to software, and $14.1 million in Corporate primarily related to equipment and software purchases. These were offset by the proceeds from the disposal of assets, which mainly consists of $45.3 million related to the sale of broadcast tower sites and related assets. We are leasing back space on the broadcast towers and related assets under long-term operating leases. Refer to Note 3 - Leases and Note 4 - Property, Plant and Equipment, Intangible Assets and Goodwill for more information. Cash used for investing activities in 2023 includes $12.7 million of cash paid related to assets acquired in the fourth quarter of 2022.

Cash used for investing activities of $129.2 million in 2022 primarily reflects $161.0 million in cash used for capital expenditures. We spent $119.6 million for capital expenditures in our Multiplatform Group segment, primarily related to our real estate optimization initiatives, $21.3 million in our Digital Audio Group segment, primarily related to IT infrastructure, $8.2 million in our Audio & Media Services Group segment, primarily related to software and $11.9 million in Corporate primarily related to equipment and software purchases. Cash used for investing activities was partially offset by proceeds from the sale of certain properties related to our real estate optimization initiatives.

Financing Activities

Cash used for financing activities totaled $152.2 million in 2023 primarily due to the 2023 repurchases of $204.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $147.3 million in cash.

Cash used for financing activities of $306.1 million in 2022 primarily related to the 2022 repurchases of $329.6 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $299.4 million in cash.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $346.4 million as of December 31, 2023, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). As of December 31, 2023, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $24.3 million in outstanding letters of credit, resulting in $425.7 million of borrowing base availability. Together with our cash balance of $346.4 million as of December 31, 2023 and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $772.1 million.
In September 2023, we sold 122 of our broadcast tower sites and related assets for net proceeds of $45.3 million. We simultaneously leased back space on 121 of the broadcast towers and related assets under long-term operating leases. We intend to use the proceeds from this transaction to fund working capital needs and for general corporate purposes.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which negatively impacted our 2023 revenue and cash flows. For the year ended December 31, 2023, our revenues decreased compared to the year ended December 31, 2022 due to the decrease in broadcast radio revenue driven by market uncertainty from the challenging macroeconomic environment, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to fund our working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

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

Assuming the level of borrowings and interest rates at December 31, 2023, we anticipate that we will have approximately $391.0 million of cash interest payments in 2024 compared to $392.7 million of cash interest payments in 2023, due to the lower outstanding debt balance related to the note repurchases conducted in 2023, largely offset by the increase in floating interest rates during 2023. Future increases in interest rates could have a significant impact on our cash interest payments. For a description of the Company's future maturities of long-term debt, see Note 6, Long-Term Debt, and for a description of the Company's non-cancelable operating lease agreements, see Note 7, Commitments and Contingencies.

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

We frequently evaluate strategic opportunities. During the year ended December 31, 2023, we conducted repurchases of $204.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $147.3 million in cash, reflecting a discounted purchase price from the face value of the notes. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.
1 Total available liquidity defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

Subsequent Events

On February 8, 2024, the sale of Broadcast Music, Inc. ("BMI") to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of $101.4 million. The Company plans to use the proceeds for general corporate purposes, which may include the repayment of debt.

Sources of Capital

We had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	December 31,
	2023	2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt	3,367	4,462
Total consolidated secured debt	$4,318,619	$4,319,714

8.375% Senior Unsecured Notes due 2027[1]	$916,357	$1,120,366
Other Subsidiary Debt	—	52
Original issue discount	(7,558)	(10,569)
Long-term debt fees	(12,268)	(15,396)
Total Debt	5,215,150	5,414,167
Less: Cash and cash equivalents	346,382	336,236
Net Debt[2]	$4,868,768	$5,077,931
1 During 2023, we repurchased $204.0 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $147.3 million in cash, excluding accrued interest. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $56.7 million.

2Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

See above under “Sources of Liquidity and Cash Requirements” for details regarding the amendment to our Term Loan Facility entered into on June 15, 2023.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of December 31, 2023, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended December 31, 2023. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of December 31, 2023, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 6, Long-Term Debt.

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications, and may in the future, as part of various financing and investment strategies, refinance, retire, exchange or purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our outstanding equity securities, in tender offers, open market purchases, privately negotiated transactions or otherwise. Such refinancings, repayments, exchanges or purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We or our subsidiaries may also sell certain assets, securities, or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’ debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For additional information regarding our debt, including the terms of the governing documents, refer to Note 6, Long-Term Debt, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.
Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the year ended December 31, 2023, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of December 31, 2023, we were in compliance with all covenants related to our debt agreements.
Uses of Capital
Capital Expenditures
Capital expenditures for the years ended December 31, 2023 and 2022 are discussed in the Cash Flows section above.
Dividends
Holders of shares of our Class A common stock are entitled to receive dividends, on a per share basis, when and if declared by our Board out of funds legally available therefor and whenever any dividend is made on the shares of our Class B common stock subject to certain exceptions set forth in our certificate. See Note 9, Stockholders' Equity, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.
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
Interest Rate Risk
On June 15, 2023, iHeartCommunications entered into an amendment to the Term Loan Facility. The amendment replaces the prior Eurocurrency interest rate, based upon LIBOR, with the SOFR successor rate plus a SOFR adjustment as specified in the credit agreement.

A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2023, approximately 43% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the year ended December 31, 2023 would have changed by $23.0 million.
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

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

At June 30, 2023, both the carrying value and fair value of our FCC licenses after the impairment of $363.6 million was $1.1 billion. Consequently, an increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.
Goodwill
We perform our annual impairment test on our goodwill as of July 1 of each year. We also test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded. The impairment testing performed as of June 30, 2023 has resulted in a decrease in the fair values of our reporting units. The carrying values of our Multiplatform, Digital, and RCS reporting units exceeded their fair values. The fair value of our Katz Media reporting unit exceeded its carrying value.

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
On June 30, 2023, we performed an interim impairment test in accordance with ASC 350-30-35, resulting in $595.5 million impairment of goodwill. In determining the fair value of our reporting units, we considered industry and market factors including trading multiples of similar businesses and the trading prices of our debt and equity securities. For purposes of assessing the discounted future cash flows of our reporting units, we used the following assumptions:
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Part II, Item 7 of this Annual Report on Form 10-K, under the heading Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iHeartMedia, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, the related notes and the financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
As described in Note 1 and Note 4 to the consolidated financial statements, at December 31, 2023 the Company’s goodwill was $1.7 billion and FCC licenses with indefinite lives were $1.1 billion. Management conducts impairment tests for goodwill and indefinite-lived intangibles annually, or more frequently, if events or circumstances indicate the carrying value of goodwill or indefinite-lived intangibles may be impaired. In the second quarter, the Company performed an interim impairment test which resulted in a goodwill impairment charge of $595.5 million related to the Multiplatform, Digital Audio, and RCS reporting units, and FCC license impairment charges of $363.6 million.

Auditing management’s impairment tests for goodwill and intangible assets with indefinite lives was complex and highly judgmental and required the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting units and FCC licenses. For goodwill and FCC licenses, the fair value estimates in the discounted cash flow models are sensitive to assumptions such as changes in projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rates. All of these assumptions are sensitive to and affected by expected future market or economic conditions.

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
San Antonio, Texas
February 29, 2024

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$346,382	$336,236
Accounts receivable, net of allowance of $38,055 in 2023 and $29,171 in 2022	1,041,214	1,037,827
Prepaid expenses	93,131	79,098
Other current assets	26,189	19,618
Total Current Assets	1,506,916	1,472,779
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	558,865	694,842
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	1,113,979	1,476,319
Other intangibles, net	1,173,210	1,419,670
Goodwill	1,721,483	2,313,403
OTHER ASSETS
Operating lease right-of-use assets	704,992	788,280
Other assets	173,166	170,594
Total Assets	$6,952,611	$8,335,887
CURRENT LIABILITIES
Accounts payable	$236,162	$240,454
Current operating lease liabilities	73,832	70,024
Accrued expenses	317,575	325,427
Accrued interest	61,987	64,165
Deferred revenue	158,540	131,084
Current portion of long-term debt	340	664
Total Current Liabilities	848,436	831,818
Long-term debt	5,214,810	5,413,503
Noncurrent operating lease liabilities	762,820	848,918
Deferred income taxes	339,768	483,810
Other long-term liabilities	171,535	73,332
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)
Noncontrolling interest	9,397	9,609
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 124,299,288 and 122,370,425 shares in 2023 and 2022, respectively	125	123
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,347,363 and 21,477,181 shares in 2023 and 2022, respectively	21	21
Special Warrants, 5,101,870 and 5,111,312 issued and outstanding in 2023 and 2022, respectively	—	—
Additional paid-in capital	2,947,096	2,912,500
Accumulated deficit	(3,330,142)	(2,227,482)
Accumulated other comprehensive loss	(1,128)	(1,331)
Cost of shares (983,589 in 2023 and 597,482 in 2022) held in treasury	(10,127)	(8,934)
Total Stockholders' Equity (Deficit)	(384,758)	684,506
Total Liabilities and Stockholders' Equity (Deficit)	$6,952,611	$8,335,887

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Year Ended December 31,
	2023	2022	2021
Revenue	$3,751,025	$3,912,283	$3,558,340
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,494,234	1,480,326	1,324,657
Selling, general and administrative expenses (excludes depreciation and amortization)	1,656,171	1,592,946	1,519,355
Depreciation and amortization	428,483	445,664	469,417
Impairment charges	965,087	311,489	57,734
Other operating expense, net	4,361	24,998	32,320
Operating income (loss)	(797,311)	56,860	154,857
Interest expense, net	389,775	341,674	332,384
Gain (loss) on investments, net	(28,130)	(1,045)	43,643
Equity in loss of nonconsolidated affiliates	(3,530)	(11)	(1,138)
Gain (loss) on extinguishment of debt	56,724	30,214	(11,600)
Other expense, net	(655)	(2,295)	(3,376)
Loss before income taxes	(1,162,677)	(257,951)	(149,998)
Income tax benefit (expense)	62,338	(4,719)	(8,391)
Net loss	(1,100,339)	(262,670)	(158,389)
Less amount attributable to noncontrolling interest	2,321	1,993	810
Net loss attributable to the Company	$(1,102,660)	$(264,663)	$(159,199)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	203	(1,074)	(451)
Other Comprehensive income (loss)	203	(1,074)	(451)
Comprehensive loss	(1,102,457)	(265,737)	(159,650)
Less amount attributable to noncontrolling interest	—	—	—
Comprehensive loss attributable to the Company	$(1,102,457)	$(265,737)	$(159,650)

Net loss attributable to the Company per common share:
Basic	$(7.39)	$(1.79)	$(1.09)
Weighted average common shares outstanding - Basic	149,255	148,058	146,726
Diluted	$(7.39)	$(1.79)	$(1.09)
Weighted average common shares outstanding - Diluted	149,255	148,058	146,726
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2020	64,726,864	6,886,925	74,835,899	$8,350	$72	$2,849,020	$(1,803,620)	$194	$(3,199)	$1,050,817
Net income (loss)				810	—	—	(159,199)	—	—	(158,389)
Vesting of restricted stock and other	1,075,889			—	—	4,078	—	—	(3,083)	995
Share-based compensation				—	—	23,543	—	—	—	23,543
Conversion of Special Warrants to Class A and B Shares	47,197,139	22,337,312	(69,534,451)	—	70	(70)	—	—	—	—
Conversion of Class B Shares to Class A Shares	7,634,045	(7,634,045)		—	—	—	—	—	—	—
Other			2,982	(750)	—	—	—	—	—	(750)
Other comprehensive loss				—	—	—	—	(451)	—	(451)
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net income (loss)				1,993	—	—	(264,663)	—	—	(262,670)
Vesting of restricted stock and other	1,430,359			—	2	472	—	—	(2,652)	(2,178)
Share-based compensation				—	—	35,457	—	—	—	35,457
Conversion of Special Warrants to Class A and B Shares	96,516	96,602	(193,118)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	209,613	(209,613)		—	—	—	—	—	—	—
Other				(794)	—	—	—	—	—	(794)
Other comprehensive loss				—	—	—	—	(1,074)	—	(1,074)
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net income (loss)				2,321	—	—	(1,102,660)	—	—	(1,100,339)
Vesting of restricted stock and other	1,789,603			—	2	(2)	—	—	(1,193)	(1,193)
Share-based compensation				—	—	34,598	—	—	—	34,598
Conversion of Special Warrants to Class A and B Shares	9,383	59	(9,442)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	129,877	(129,877)		—	—	—	—	—	—	—
Other				(2,533)	—	—	—	—	—	(2,533)
Other comprehensive income				—	—	—	—	203	—	203
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2023, 2022, 2021, or 2020, respectively.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(1,100,339)	$(262,670)	$(158,389)
Reconciling items:
Impairment charges	965,087	311,489	57,734
Depreciation and amortization	428,483	445,664	469,417
Deferred taxes	(144,588)	(74,418)	(10,874)
Provision for doubtful accounts	29,488	14,236	4,144
Amortization of deferred financing charges and note discounts, net	6,739	6,234	5,930
Share-based compensation	34,598	35,457	23,543
Loss on disposal of operating and other assets	2,290	23,306	26,841
(Gain) loss on investments	28,130	1,045	(43,643)
(Gain) loss on extinguishment of debt	(56,724)	(30,214)	11,600
Barter and trade income	(33,315)	(40,652)	(16,276)
Equity in loss of nonconsolidated affiliates	3,530	11	1,138
Other reconciling items, net	347	692	890
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(31,091)	(20,867)	(205,200)
(Increase) decrease in prepaid expenses and other current assets	(26,485)	(13,362)	4,746
(Increase) decrease in other long-term assets	7,269	(4,776)	(5,505)
Increase in accounts payable and accrued expenses	28,217	22,671	153,938
Decrease in accrued interest	(2,177)	(3,818)	(72)
Increase in deferred revenue	18,495	2,707	8,229
Increase in other long-term liabilities	55,108	7,340	2,382
Net cash provided by operating activities	213,062	420,075	330,573
Cash flows from investing activities:
Business combinations	(4,939)	—	(245,462)
Proceeds from sale of investments	3,864	902	50,757
Proceeds from disposal of assets	56,956	36,830	37,463
Purchases of property, plant and equipment	(102,670)	(160,969)	(183,372)
Change in other, net	(4,545)	(5,989)	(6,176)
Net cash used for investing activities	(51,334)	(129,226)	(346,790)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(148,433)	(300,135)	(352,383)
Change in other, net	(3,725)	(5,973)	259
Net cash used for financing activities	(152,158)	(306,108)	(352,124)
Effect of exchange rate changes on cash	151	(634)	(292)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,721	(15,893)	(368,633)
Cash, cash equivalents and restricted cash at beginning of period	336,661	352,554	721,187
Cash, cash equivalents and restricted cash at end of period	$346,382	$336,661	$352,554
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$392,687	$342,393	$328,101
Cash paid during the year for income taxes	14,006	35,417	11,130
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
The Company reports based on three reportable segments:
•the Multiplatform Group, which includes the Company's Broadcast radio, Networks and Sponsorships and Events businesses;

•the Digital Audio Group, which includes all of the Company's Digital businesses, including Podcasting; and

•the Audio & Media Services Group, which includes Katz Media, a full-service media representation business, and RCS, a provider of scheduling and broadcast software and services.

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

Economic Conditions
The Company's advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and high inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty which has impacted the Company's revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on the Company's ability to generate revenue and cash flows.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging economic environment has led to broader market uncertainty, has delayed our expected recovery, and has had an adverse impact on the Company's revenues, cash flows, and trading values of the Company's debt and equity securities which indicated a need for the Company to perform an interim impairment test as of June 30, 2023 on the goodwill recorded in its reporting units, as well as its indefinite-lived Federal Communication Commission ("FCC") licenses. The June 30, 2023 testing resulted in non-cash impairment charges of $595.5 million and $363.6 million to reduce the goodwill and FCC license balances, respectively. No impairment was required as a result of the 2023 annual impairment testing.

As of December 31, 2023, the Company had $346.4 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a facility size of $450.0 million, no outstanding borrowings and $24.3 million of outstanding letters of credit, resulting in $425.7 million of borrowing base availability. The Company's total available liquidity as of December 31, 2023 was approximately $772.1 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain of the Company's leases provide options to extend the terms of the agreements. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Generally, renewal periods are excluded from minimum lease payments when calculating the lease liabilities as, for most leases, the Company does not consider exercise of such options to be reasonably certain. As a result, unless a renewal option is considered reasonably certain, the optional terms and related payments are not included within the lease liability. For those leases for which renewal periods are included in calculating minimum lease liabilities, any adjustments resulting from changes in circumstances which result in the renewal options no longer being reasonably certain are accounted for as changes in estimates. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
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
The Company performs its annual impairment test for its FCC licenses using a direct valuation technique as prescribed in ASC 805-20-S99. The Company engages a third-party valuation firm to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses. The Company performs its annual impairment test on its FCC licenses on July 1 of each year, and performs interim impairment tests whenever events and circumstances indicate that the FCC licenses might be impaired.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
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
The Company's key assumptions using the direct valuation method are market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. The Company obtained recent broadcast radio industry revenue projections which it considered along with various other sources of data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses.
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
In accordance with ASC 360, we assess the recoverability of definite-lived intangible assets whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
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

The Company performs its annual impairment test on its goodwill on July 1 of each year. For a complete discussion of our annual impairment tests and interim tests performed, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.

Other Investments

We apply ASC 321, Investments - Equity Securities, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Investments in notes receivable are evaluated for credit losses in accordance with ASC 326, Financial Instruments-Credit Losses, on a quarterly basis or when indicators of credit loss exist.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2023 and 2022.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $233.9 million, $166.1 million, and $166.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, which include $210.2 million, $138.3 million, and $130.1 million in barter advertising, respectively.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity, Accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in Other expense, net in the statement of comprehensive loss.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2023 presentation.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$346,382	$336,236
Restricted cash included in:
Other current assets	—	425
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$346,382	$336,661

Subsequent Events

On February 8, 2024, the sale of Broadcast Music, Inc. ("BMI") to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of $101.4 million. The Company plans to use the proceeds for general corporate purposes, which may include the repayment of debt.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires disclosure of the title and position of the Chief Operating Decision Maker ("CODM"), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively to all periods presented. We are currently evaluating the impact of this standard, including timing of adoption.

In December 2023, the FASB issued Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and should be applied prospectively. We are currently evaluating the impact of this standard, including timing of adoption.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table shows revenue streams for the Company:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio and Media Services Group	Eliminations	Consolidated
Year Ended December 31, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$1,752,166	$—	$—	$—	$1,752,166
Networks(2)	466,404	—	—	—	466,404
Sponsorship and Events(3)	191,434	—	—	—	191,434
Digital, excluding Podcast(4)	—	661,319	—	(4,800)	656,519
Podcast(5)	—	407,848	—	—	407,848
Audio & Media Services(6)	—	—	256,702	(5,412)	251,290
Other(7)	23,351	—	—	—	23,351
Total	2,433,355	1,069,167	256,702	(10,212)	3,749,012
Revenue from leases(8)	2,013	—	—	—	2,013
Revenue, total	$2,435,368	$1,069,167	$256,702	$(10,212)	$3,751,025

Year Ended December 31, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$1,883,324	$—	$—	$—	$1,883,324
Networks(2)	503,244	—	—	—	503,244
Sponsorship and Events(3)	188,985	—	—	—	188,985
Digital, excluding Podcast(4)	—	663,392	—	(5,238)	658,154
Podcast(5)	—	358,432	—	—	358,432
Audio & Media Services(6)	—	—	304,302	(5,348)	298,954
Other(7)	20,249	—	—	(447)	19,802
Total	2,595,802	1,021,824	304,302	(11,033)	3,910,895
Revenue from leases(8)	1,388	—	—	—	1,388
Revenue, total	$2,597,190	$1,021,824	$304,302	$(11,033)	$3,912,283

Year Ended December 31, 2021
Revenue from contracts with customers:
Broadcast Radio(1)	$1,807,985	$—	$—	$—	$1,807,985
Networks(2)	503,052	—	—	—	503,052
Sponsorship and Events(3)	160,322	—	—	—	160,322
Digital, excluding Podcast(4)	—	581,918	—	(5,845)	576,073
Podcast(5)	—	252,564	—	—	252,564
Audio & Media Services(6)	—	—	247,957	(6,602)	241,355
Other(7)	16,225	—	—	(670)	15,555
Total	2,487,584	834,482	247,957	(13,117)	3,556,906
Revenue from leases(8)	1,434	—	—	—	1,434
Revenue, total	$2,489,018	$834,482	$247,957	$(13,117)	$3,558,340

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

Trade and Barter
Trade and barter transactions represent the exchange of advertising spots for merchandise, services, other advertising or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Trade and barter revenues and expenses, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Consolidated:
Trade and barter revenues	$255,603	$188,357	$159,243
Trade and barter expenses	234,984	188,161	149,846

In addition to the trade and barter revenue in the table above, the Company recognized barter revenue of $33.3 million, $40.7 million, and $16.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, in connection with investments made in companies in exchange for advertising services.

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Deferred revenue from contracts with customers:
Beginning balance(1)	$157,910	$161,114	$145,493
Revenue recognized, included in beginning balance	(112,224)	(117,947)	(93,195)
Additions, net of revenue recognized during period, and other	136,213	114,743	108,816
Ending balance	$181,899	$157,910	$161,114
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.
The Company’s contracts with customers generally have a term of one year or less. However, as of December 31, 2023, the Company expects to recognize $296.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Leases
As of December 31, 2023, the future lease payments to be received by the Company are as follows:

(In thousands)
2024	$232
2025	132
2026	72
2027	30
2028	15
Thereafter	—
Total minimum future rentals	$481

NOTE 3 – LEASES
In September 2023, the Company completed the sale of 122 of our broadcast tower sites and related assets for $45.3 million and entered into operating leases for the use of space on 121 of the broadcast tower sites and related assets sold. The Company realized a net loss of $3.2 million on the sale, which was recorded in Other operating expense, net in the statement of comprehensive loss. The leases are for an initial term of ten years and include four optional five-year renewal periods. In connection with the transaction, the Company recorded ROU assets and lease liabilities with aggregate values of $26.3 million related to these leases.

The following tables provide the components of lease expense included within the consolidated statement of comprehensive loss for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating lease expense	$132,059	$144,592	$153,042
Variable lease expense	25,114	32,398	31,516
Non-cash impairment of ROU assets(1)	6,058	8,683	44,311

(1)In addition to non-cash impairment of ROU assets, the Company recorded an additional $0.7 million, and $13.4 million of non-cash impairments related to leasehold improvements in 2022 and 2021, respectively. In 2023 there were no non-cash impairment charges related to leasehold improvements.
The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of December 31, 2023:

	Year Ended December 31,
(In thousands)	2023	2022
Operating lease weighted average remaining lease term (in years)	12.8	13.3
Operating lease weighted average discount rate	9.1%	6.7%

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2024	$140,152
2025	134,855
2026	123,780
2027	111,633
2028	104,551
Thereafter	902,308
Total lease payments	$1,517,279
Less: Effect of discounting	680,626
Total operating lease liability	$836,653

The following table provides supplemental cash flow information related to leases:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$141,869	$141,340	$136,780
Lease liabilities arising from obtaining right-of-use assets(1)	47,430	173,235	74,745
(1) Lease liabilities from obtaining right-of-use assets includes new leases entered into during the years ended December 31, 2023, 2022, and 2021.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $67.1 million, $87.2 million, and $114.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	December 31, 2023	December 31, 2022
Land, buildings and improvements	$316,655	$340,692
Towers, transmitters and studio equipment	195,609	215,655
Computer equipment and software	685,417	617,794
Furniture and other equipment	47,684	41,924
Construction in progress	16,473	29,091
	1,261,838	1,245,156
Less: accumulated depreciation	702,973	550,314
Property, plant and equipment, net	$558,865	$694,842

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2023, the Company completed a sale-leaseback of 122 of our broadcast tower sites and related assets for $45.3 million, and entered into operating leases for the use of space on 121 of the broadcast tower sites and related assets sold. The Company realized a net loss of $3.2 million on the sale, which was recorded in Other operating expense, net in the statement of comprehensive loss.
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment and were $1.1 billion and $1.5 billion at December 31, 2023 and 2022, respectively. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.
Indefinite-lived Intangible Assets Impairment
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

The Company recognized a non-cash impairment charge of $302.1 million on its FCC licenses as part of the 2022 annual impairment testing. No impairment was required as part of the 2021 annual impairment testing.

Since our emergence from Fresh Start in 2019, we have recorded $1.2 billion of cumulative impairment charges to our FCC licenses.

Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets:

(In thousands)	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(800,377)	$1,652,455	$(633,352)
Talent and other contracts	338,900	(203,479)	338,900	(160,500)
Trademarks and tradenames	335,912	(156,468)	335,862	(122,403)
Other	18,003	(11,904)	18,443	(9,735)
Total	$2,345,438	$(1,172,228)	$2,345,660	$(925,990)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2023, 2022, and 2021 was $246.7 million, $253.6 million and $280.6 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2024	$245,032
2025	213,758
2026	201,512
2027	176,171
2028	160,395

Goodwill

The following tables present the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2021[1]	$1,462,038	$747,350	$104,193	$2,313,581
Dispositions	(16)	—	—	(16)
Foreign currency	—	—	(162)	(162)
Balance as of December 31, 2022	$1,462,022	$747,350	$104,031	$2,313,403
Impairment	(121,563)	(439,383)	(34,515)	(595,461)
Acquisitions	—	3,375	—	3,375
Foreign currency	—	84	82	166
Balance as of December 31, 2023	$1,340,459	$311,426	$69,598	$1,721,483
1 Beginning goodwill balance is presented net of prior accumulated impairment losses of $1.2 billion related to the Multiplatform Group segment. Refer to the table above for impairments recorded in 2023.
Goodwill Impairment
The Company performs its annual impairment test on our goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The impairment testing performed as of June 30, 2023 indicated that carrying values of the Company's Multiplatform, Digital, and RCS reporting units exceeded their fair values. The fair value of our Katz reporting unit exceeded its carrying value.
As discussed above, economic uncertainty has had a significant impact on the Company's revenue and cash flows, as well as the trading values of the Company's debt and equity securities for a sustained period. The interim impairment test resulted in a $595.5 million impairment of goodwill. In determining the fair value of our reporting units, the Company considered industry and market factors including trading multiples of similar businesses and the trading prices of its debt and equity securities. There were no significant changes to assumptions used for the 2023 annual impairment test. No impairment was identified related to our goodwill balance as a result of the 2023 annual impairment test performed during the third quarter.
No goodwill impairment was recorded for 2022 or 2021.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – INVESTMENTS

The following table summarizes the Company's investments in nonconsolidated affiliates and other securities:

(In thousands)	Available-for-Sale Debt Securities	Equity Method Investments	Other Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2021	$33,868	$10,617	$37,210	$4,230	$85,925
Purchases of investments	13,458	2,813	25,102	—	41,373
Equity in loss of nonconsolidated affiliates	—	(11)	—	—	(11)
Disposals	(239)	—	—	(326)	(565)
Gain (loss) on investments	(6,520)	—	11,332	(6,433)	(1,621)
Conversions and other	(1,454)	—	(1,407)	2,981	120
Balance at December 31, 2022	$39,113	$13,419	$72,237	$452	$125,221
Purchases of investments	39,775	796	1,937	341	42,849
Equity in loss of nonconsolidated affiliates	—	(3,530)	—	—	(3,530)
Disposals	—	—	—	(3,864)	(3,864)
Loss on investments, net	(15,591)	—	(7,167)	(5,372)	(28,130)
Conversions and other	(15,474)	—	7,146	10,000	1,672
Balance at December 31, 2023	$47,823	$10,685	$74,153	$1,557	$134,218
Equity method investments in the table above are not consolidated, but are accounted for under the equity method of accounting. The Company records its investments in these entities on the balance sheet within “Other assets.” The Company's interests in the operations of equity method investments are recorded in the statement of comprehensive loss as Equity in loss of nonconsolidated affiliates. Other investments includes various investments in companies for which there is no readily determinable market value. The Company enters into these investments in exchange for advertising services and cash.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	3,367	4,462
Total consolidated secured debt	4,318,619	4,319,714

8.375% Senior Unsecured Notes due 2027(3)	916,357	1,120,366
Other unsecured subsidiary debt	—	52
Original issue discount	(7,558)	(10,569)
Long-term debt fees	(12,268)	(15,396)
Total debt	5,215,150	5,414,167
Less: Current portion	340	664
Total long-term debt	$5,214,810	$5,413,503

(1)As of December 31, 2023, the ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $24.3 million of outstanding letters of credit, resulting in $425.7 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2024 through 2045.
(3)During the year ended December 31, 2023, we repurchased of $204.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $147.3 million in cash, excluding accrued interest. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $56.7 million.

The Company’s weighted average interest rate was 7.3% and 6.9% as of December 31, 2023 and December 31, 2022, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.2 billion and $4.8 billion as of December 31, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC 820-10-35, Fair Value Measurement, the fair market value of the Company’s debt is classified as either Level 1 or Level 2. As of December 31, 2023, we were in compliance with all covenants related to the Company's debt agreements.
Asset-based Revolving Credit Facility due 2027
On May 17, 2022, iHeartCommunications, Inc. ("iHeartCommunications"), as borrower, entered into a Credit Agreement (the “ABL Credit Agreement”) with iHeartMedia Capital I, LLC, the direct parent of iHeartCommunications, Inc., as parent guarantor, certain subsidiaries of iHeartCommunications, Inc. party thereto, Bank of America, N.A., as administrative and collateral agent, and each other lender party thereto from time to time, governing a new $450.0 million ABL Facility, maturing in 2027, which refinanced and replaced in its entirety the prior ABL Facility. The ABL Facility includes a letter of credit sub-facility and a swingline loan sub-facility.
Size and Availability
The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
aggregate revolving credit commitments. Subject to certain conditions, iHeartCommunications may at any time request one or more increases in the amount of revolving credit commitments, in an amount up to the sum of (x) $150.0 million and (y) the amount by which the borrowing base exceeds the aggregate revolving credit commitments. As of December 31, 2023, iHeartCommunications had no principal amounts outstanding under the ABL Facility, a facility size of $450.0 million and $24.3 million in outstanding letters of credit, resulting in $425.7 million of borrowing base availability.
Interest Rate and Fees

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate, (2) a term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points), or (3) for certain foreign currencies, a eurocurrency rate. The applicable margin for borrowings under the ABL Facility range from 1.25% to 1.75% for both term SOFR and eurocurrency borrowings and from 0.25% to 0.75% for base-rate borrowings, in each case, depending on average excess availability under the ABL Facility based on the most recent fiscal quarter.

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

Maturity

Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate on May 17, 2027.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Term Loan Facility due 2026

On May 1, 2019 (the "Effective Date"), iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A., as successor administrative and collateral agent, governing our term loan credit facility (the “Term Loan Facility”). On the Effective Date, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the Term Loan Facility to certain holders of claims against the Company (“Claimholders”) in connection with the Company's voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 Cases”) pursuant to the series of transactions that reduced iHeartCommunications' debt and allowed the Company to emerge from Chapter 11 bankruptcy (the “Plan of Reorganization”). The Term Loan Facility matures on May 1, 2026.

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

Interest Rate and Fees
On June 15, 2023, iHeartCommunications entered into Amendment No. 4 to the Term Loan Facility. The amendment replaces the prior Eurocurrency interest rate, based upon LIBOR, with the SOFR successor rate plus a SOFR adjustment as specified in the credit agreement. The Term Loan Facility margins remain the same with the Term Loan Facility due 2026 containing margins of 3.00% for Term SOFR Loans (as defined in the credit agreement) and 2.00% for Base Rate Loans (as defined in the credit agreement), and the incremental Term Loan Facility due 2026 containing margins of 3.25% for Term SOFR Loans with a floor of 0.50% and 2.25% for Base Rate Loans with a floor of 1.50%.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

iHeartCommunications may redeem the 4.75% Senior Secured Notes at its option, in whole or part, at the redemption prices set forth in the 4.75% Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date.

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

8.375% Senior Unsecured Notes due 2027

On the Effective Date, iHeartCommunications entered into an indenture (the “Senior Unsecured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the 8.375% Senior Notes due 2027 that were issued to certain Claimholders pursuant to the Plan of Reorganization, of which $916.4 million aggregate principal amount was outstanding at December 31, 2023. The Senior Unsecured Notes mature on May 1, 2027 and bear interest at a rate of 8.375% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

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

iHeartCommunications may redeem the Senior Unsecured Notes at its option, in whole or in part, at the redemption prices set forth in the Senior Unsecured Notes Indenture plus accrued and unpaid interest to the redemption date.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2023 are as follows:

(in thousands)
2024	$340
2025	250
2026	3,065,420
2027	1,666,466
2028	500,051
Thereafter	2,449
Total (1)	$5,234,976

(1)Excludes original issue discount of $7.6 million and long-term debt fees of $12.3 million, which are amortized through interest expense over the life of the underlying debt obligations.
Surety Bonds and Letters of Credit
As of December 31, 2023, iHeartCommunications had outstanding surety bonds and commercial standby letters of credit of $9.6 million and $24.3 million respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.
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
Rent expense charged to operations for the years ended December 31, 2023, 2022, and 2021 was $178.3 million, $188.5 million, and $203.5 million, respectively.
As of December 31, 2023, the Company's future minimum payments under non-cancelable contracts in excess of one year and employment/talent contracts consist of the following:

(In thousands)	Non-Cancelable	Employment/Talent
	Contracts	Contracts
2024	$273,163	$86,219
2025	165,905	83,673
2026	93,775	64,350
2027	23,725	47,754
2028	9,363	15,000
Thereafter	335	—
Total	$566,266	$296,996

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Alien Ownership Restrictions and FCC Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. On November 5, 2020, the FCC issued a declaratory ruling, permitting the Company to be up to 100% foreign-owned, subject to certain conditions (the “2020 Declaratory Ruling”).

NOTE 8 – INCOME TAXES
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Current – Federal	$(67,856)	$(54,934)	$(2,169)
Current – foreign	(3,001)	(4,891)	(2,177)
Current – state	(11,393)	(19,312)	(14,919)
Total current expense	(82,250)	(79,137)	(19,265)

Deferred – Federal	91,658	65,553	932
Deferred – foreign	1,714	1,659	976
Deferred – state	51,216	7,206	8,966
Total deferred benefit	144,588	74,418	10,874
Income tax benefit (expense)	$62,338	$(4,719)	$(8,391)

The current tax expenses recorded for the years ended December 31, 2023, 2022, and 2021 were primarily related to federal, state, and local tax expenses incurred due to taxable income in excess of available net operating losses during those years.
The deferred tax benefits of $144.6 million and $74.4 million recorded in the years ended December 31, 2023 and 2022, respectively, related primarily to the difference of book in excess of tax amortization expense during the years and the disallowance of interest expense deductions under Section 163(j) of the Internal Revenue Code. The 2023 book amortization expense included the FCC license non-cash impairment charge recorded during the second quarter of 2023 discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. These benefits were partially offset by the utilization of net operating loss carryforwards during the current period and the recording of valuation allowance adjustments against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future years.
On August 16, 2022, the Inflation Reduction Act was signed into law. The tax provisions included within the Inflation Reduction Act did not materially impact the Company's financial statements in the current year.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax liabilities:
Intangibles	$548,872	$659,378
Fixed Assets	57,800	101,934
Deferred Income	22,163	44,261
Operating lease right-of-use assets	178,173	199,926
Total deferred tax liabilities	807,008	1,005,499

Deferred tax assets:
Accrued expenses	12,141	16,665
Net operating loss carryforwards	124,388	141,163
Interest expense carryforwards	389,236	346,354
Operating lease liabilities	211,412	233,003
Capital loss carryforwards	1,653,021	1,655,534
Investments	17,284	10,992
Bad debt reserves	12,452	10,172
Other	3,539	8,997
Total gross deferred tax assets	2,423,473	2,422,880
Less: Valuation allowance	1,956,233	1,901,191
Total deferred tax assets	467,240	521,689
Net deferred tax liabilities	$339,768	$483,810

The deferred tax liability related to intangibles primarily relates to the difference in book and tax basis of FCC licenses and other intangible assets that were adjusted for book purposes to estimated fair values as part of the application of fresh start accounting, and were further adjusted in the first quarter of 2020, the third quarter of 2022 and the second quarter of 2023 upon recognition of impairments as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. In accordance with ASC 350-10, the Company does not amortize FCC licenses for financial reporting purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities for the years ended December 31, 2023 and 2022 were $10.3 million and $11.5 million, respectively.
At December 31, 2023, the Company had recorded net operating loss and tax credit carryforwards (tax effected) for federal and state income tax purposes of approximately $124.4 million, expiring in various amounts through 2043 or in some cases with no expiration date. Internal Revenue Code Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income (notwithstanding the temporary provisions described above from the enactment of the CARES Act), and provides that any disallowed interest expense may be carried forward indefinitely. The Company recorded deferred tax assets for federal and state interest limitation carryforwards of $389.2 million as of December 31, 2023. Included in this balance is $89.7 million of deferred tax assets that offsets uncertain tax position liabilities recorded in the Company's other long term liability account. In connection with the taxable separation of the Outdoor division as part of the bankruptcy restructuring, the Company realized a $7.2 billion capital loss (gross after attribute reduction calculations). For federal tax purposes the capital loss can be carried forward 5 years and only be used to offset capital gains. For state tax purposes, the capital loss has various carryforward periods. As of December 31, 2023 the tax effected balance of the capital loss carryforwards were $1.7 billion. The Company has recorded a full valuation allowance against the deferred tax asset associated with the federal and state capital loss carryforward as it is not expected to be realized. The Company expects to realize the benefits of a portion of its remaining deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods. As of December 31, 2023, the Company had

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded a valuation allowance of $2.0 billion against a portion of these U.S. federal and state deferred tax assets which it does not expect to realize, relating primarily to capital loss carryforwards, disallowed interest carryforwards, and certain state net operating loss carryforwards. The Company's U.S. federal and state deferred tax valuation allowance increased by $55.0 million during the year ended December 31, 2023 primarily due to an increase in valuation allowances against interest limitation carryforwards. Any deferred tax liabilities associated with acquired FCC licenses and tax-deductible goodwill intangible assets are relied upon as sources of future taxable income for purposes of realizing deferred tax assets attributed to carryforwards that have an indefinite life such as the Section 163(j) interest carryforward.
At December 31, 2023, net deferred tax liabilities include a deferred tax asset of $7.0 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equal to or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.
The reconciliations of income tax on income (loss) computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) for the Company are:

	Year Ended December 31,
(In thousands)	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$244,162	21.0%	$54,170	21.0%	$31,500	21.0%
State income taxes, net of federal tax effect	16,349	1.4%	(3,548)	(1.4)%	3,325	2.2%
Foreign income taxes	(583)	(0.1)%	(1,615)	(0.6)%	(978)	(0.7)%
Nondeductible items	(10,425)	(0.9)%	(7,497)	(2.9)%	(10,264)	(6.8)%
Changes in valuation allowance and other estimates	(69,722)	(6.0)%	(52,293)	(20.3)%	(35,093)	(23.4)%
Impairment charges	(125,047)	(10.7)%	—	—%	—	—%
Tax credits	4,592	0.4%	3,848	1.5%	4,831	3.2%
Other, net	3,012	0.3%	2,216	0.9%	(1,712)	(1.1)%
Income tax benefit (expense)	$62,338	5.4%	$(4,719)	(1.8)%	$(8,391)	(5.6)%

The Company’s effective tax rates for the years ended December 31, 2023 and 2022 were 5.4% and (1.8)%, respectively. The effective tax rates for both years were primarily impacted the valuation allowance adjustments recorded during the years against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future periods. In addition, in 2023 the Company recorded a GAAP impairment charge to our non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
The Company’s effective tax rate for the year ended December 31, 2021 was (5.6)%. The effective rate for the year was primarily impacted by the valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future years.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2023 and 2022 was $9.3 million and $4.9 million, respectively. The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2023 and 2022 was $133.1 million and $28.7 million, respectively, of which $132.6 million and $27.2 million is included in “Other long-term liabilities”. In addition, $0.5 million and $1.5 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2023 and 2022, respectively. The total amount of unrecognized tax benefits at December 31, 2023 and 2022 that, if recognized, would impact the effective income tax rate is $32.6 million and $22.9 million, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31,
Unrecognized Tax Benefits	2023	2022
Balance at beginning of period	$23,823	$18,045
Increases for tax position taken in the current year	52,856	5,584
Increases for tax positions taken in previous years	48,194	1,593
Decreases for tax position taken in previous years	—	—
Decreases due to lapse of statute of limitations	(1,051)	(1,399)
Balance at end of period	$123,822	$23,823

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax matters through 2019 are closed. The majority of all material state, local, and foreign income tax matters have been concluded for years through 2019 with the exception of a current examination in Texas that covers the 2007-2016 tax years. During 2023, the Company recorded unrecognized tax benefit reserves for federal and state purposes related to the filing of 2020 amended tax returns reflecting additional deductible interest expense in those years that resulted in additional net operating losses being carried forward and utilized in later years. The amount of unrecognized tax benefit reserves recorded during 2023 related to the amended returns was $97.1 million, inclusive of interest.
NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)
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
The aggregate number of shares of Class A common stock that may be issued or used for reference purposes with respect to which awards may be granted under the 2021 Plan is equal to the sum of (a) 19,000,000 shares of Class A common stock plus (b) shares of Class A common stock which are subject to outstanding awards under the 2019 Plan, and become available for issuance under the 2021 Plan. Such shares of common stock may consist either in whole or in part of authorized but unissued shares of common stock, shares purchased on the open market, or shares of common stock held in the treasury of the Company. The Company shall at all times during the term of the plan reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of the plan.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No options granted under the 2019 Plan or the 2021 Plan will provide for any dividends or dividend equivalents thereon.
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10, Compensation—Stock Compensation. The fair value of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model. Expected volatilities were based on historical volatility of peer companies’ stock, including the Company, over the expected life of the options. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur. There were no options granted during the years ended December 31, 2023 and December 31, 2022.
The following assumptions were used to calculate the fair value of the Company's options on the date of grant:

Year Ended December 31,
2021
Expected volatility	56%
Expected life in years	6.2 – 6.3
Risk-free interest rate	0.79% – 1.15%
Dividend yield	—%

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2023 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2023	7,510	$16.16	4.0 years
Granted	—
Exercised	—
Forfeited	(120)	13.23
Expired	(202)	15.99
Outstanding, December, 31, 2023	7,188	16.22	3.0 years
Exercisable	6,549	16.70	2.7 years
Expected to Vest	639	11.30	6.7 years
A summary of the Company's unvested options and changes during the year ended December 31, 2023 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	2,330	$5.51
Granted	—
Vested (1)	(1,571)	5.34
Forfeited	(120)	5.16
Unvested, December 31, 2023	639	5.99
(1)The total fair value of the options vested during the year ended December 31, 2023 was $8.4 million.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units (“RSUs”)
RSUs and Performance RSUs (representing one share of the Company's Class A common stock) may be issued under the 2019 Plan and 2021 Plan.
Each RSU awarded to a participant, both under the 2019 Plan and the 2021 Plan will be credited with dividends paid in respect of one share of common stock (“Dividend Equivalents”). Dividend Equivalents will be withheld by the Company for the participant’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Committee. Dividend Equivalents credited to a participant’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed to the participant upon settlement of such RSU and, if such RSU is forfeited, the participant shall have no right to such Dividend Equivalents. RSUs vest solely due to continued service over time.
Performance RSUs generally vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Social Responsibility goals, and continued service. The majority of these awards are being measured over an approximately 3-year period from the date of issuance, while certain Performance RSUs are measured over a 50-month period from the date of issuance.
The following table presents a summary of the Company's RSUs outstanding and RSU activity as of and during the year ended December 31, 2023 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2023	6,249	$13.06
Granted	7,458	2.84
Vested (restriction lapsed)	(1,790)	13.39
Forfeited	(306)	11.69
Outstanding, December 31, 2023	11,611	6.48

Common Stock and Special Warrants
The following table presents the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding:

(In thousands, except share and per share data)	December 31, 2023
Class A Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	124,299,288
Class B Common Stock, par value $.001 per share, 1,000,000,000 shares authorized	21,347,363
Special Warrants	5,101,870
Total Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding	150,748,521

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the years ended December 31, 2023, 2022, and 2021, 129,877 shares, 209,613 shares, and 7,634,045 shares of the Class B common stock were converted into Class A common stock, respectively.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2023, stockholders exercised 9,383 and 59 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the year ended December 31, 2022, stockholders exercised 96,516 and 96,602 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the year ended December 31, 2021, stockholders exercised 47,197,139 and 22,337,312 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively.
January 2021 Exchange Substantially Expanding Class A and Class B Shares Outstanding
On January 8, 2021, the Company completed an exchange of 67,471,123 Special Warrants into 45,133,811 shares of Class A common stock, the Company’s publicly traded equity, and 22,337,312 shares of Class B common stock. The exchange was authorized by a previously issued 2020 Declaratory Ruling from the Federal Communications Commission approving an increase in iHeartMedia’s authorized aggregate foreign ownership from 25% to 100%, subject to certain conditions set forth in the 2020 Declaratory Ruling. Certain shares of Class B common stock and Special Warrants were not converted into Class A Common Stock due to current regulatory restrictions applicable to certain shareholders.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Cost

The following table presents the Company's total share based compensation expense by award type for the years ended 2023, 2022, and 2021:

(In thousands)	Year Ended December 31,
	2023	2022	2021
RSUs	$21,709	$21,048	$13,182
Performance RSUs	8,857	5,589	1,617
Options	5,059	8,820	8,744
Total Share Based Compensation Expense	$35,625	$35,457	$23,543

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in Selling, general and administrative expenses.
The tax benefit related to the share-based compensation expense for the Company for the years ended December 31, 2023, 2022, and 2021 was $4.7 million, $5.2 million and $3.5 million, respectively.
As of December 31, 2023, there was $50.8 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.9 years and assumes Performance RSUs will be fully earned.

Loss per Share

(In thousands, except per share data)	Year Ended December 31,
	2023	2022	2021
NUMERATOR:
Net loss attributable to the Company – common shares	$(1,102,660)	$(264,663)	$(159,199)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	149,255	148,058	146,726
Stock options and restricted stock(2):	—	—	—
Weighted average common shares outstanding - diluted	149,255	148,058	146,726

Net loss attributable to the Company per common share:
Basic	$(7.39)	$(1.79)	$(1.09)
Diluted	$(7.39)	$(1.79)	$(1.09)

(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
(2)Outstanding equity awards representing 13.6 million, 11.0 million and 10.5 million shares of Class A common stock of the Company for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – EMPLOYEE BENEFIT PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution. Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications. In response to the challenging macroeconomic environment, beginning in March 2023, the Company temporarily suspended its 401(k) matching program as an incremental operating-expense-saving initiative. Contributions of $4.4 million and $14.9 million made to these plans for the years ended December 31, 2023, and 2022, respectively, were expensed. The Company did not make any matching contributions in 2021.

iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10, Compensation—General. Matching credits on amounts deferred may be made in iHeartCommunications' sole discretion and iHeartCommunications retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan. In accordance with the provisions of ASC 710-10, Compensation—General, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset and liability under the deferred compensation plan at December 31, 2023 was approximately $11.5 million recorded in “Other assets” and $11.5 million recorded in “Other long-term liabilities”, respectively. The asset and liability under the deferred compensation plan at December 31, 2022 was approximately $10.1 million recorded in “Other assets” and $10.1 million recorded in “Other long-term liabilities”, respectively.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2023
Revenue	$2,435,368	$1,069,167	$256,702	$—	$(10,212)	$3,751,025
Operating expenses(1)	1,881,934	720,298	185,241	277,166	(10,212)	3,054,427
Segment Adjusted EBITDA(2)	$553,434	$348,869	$71,461	$(277,166)	$—	$696,598
Depreciation and amortization						(428,483)
Impairment charges						(965,087)
Other operating expense, net						(4,361)
Restructuring expenses						(60,353)
Share-based compensation expense						(35,625)
Operating loss						$(797,311)

Segment assets	$5,443,207	$626,004	$310,909	$576,426	$(3,935)	$6,952,611
Intersegment revenues	—	4,800	5,412	—	—	10,212
Capital expenditures	58,033	23,179	7,348	14,110	—	102,670
Share-based compensation expense	—	—	—	35,625	—	35,625

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2022
Revenue	$2,597,190	$1,021,824	$304,302	$—	$(11,033)	$3,912,283
Operating expenses(1)	1,831,491	712,786	191,407	237,343	(11,033)	2,961,994
Segment Adjusted EBITDA(2)	$765,699	$309,038	$112,895	$(237,343)	$—	$950,289
Depreciation and amortization						(445,664)
Impairment charges						(311,489)
Other operating expense, net						(24,998)
Restructuring expenses						(75,821)
Share-based compensation expense						(35,457)
Operating income						$56,860

Segment assets	$6,319,790	$1,056,985	$350,388	$612,113	$(3,389)	$8,335,887
Intersegment revenues	447	5,239	5,347	—	—	11,033
Capital expenditures	119,624	21,261	8,172	11,912	—	160,969
Share-based compensation expense	—	—	—	35,457	—	35,457

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2021
Revenue	$2,489,018	$834,482	$247,957	$—	$(13,117)	$3,558,340
Operating expenses(1)	1,745,680	573,835	171,766	269,043	(13,117)	2,747,207
Segment Adjusted EBITDA(2)	$743,338	$260,647	$76,191	$(269,043)	$—	$811,133
Depreciation and amortization						(469,417)
Impairment charges						(57,734)
Other operating expense, net						(32,320)
Restructuring expenses						(73,262)
Share-based compensation expense						(23,543)
Operating income						$154,857

Segment Assets	$6,953,772	$1,088,471	$438,773	$403,898	$(3,605)	$8,881,309
Intersegment revenues	670	5,845	6,602	—	—	13,117
Capital expenditures	130,894	23,907	14,515	14,056	—	183,372
Share-based compensation expense	—	—	—	23,543	—	23,543

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023, based on those criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on Internal Control over Financial Reporting
We have audited iHeartMedia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Antonio, Texas
February 29, 2024

ITEM 9B.  Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
All other information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity Compensation Plans approved by security holders(2)	11,376,929	$—	7,792,340
Equity Compensation Plans not approved by security holders(3)	7,421,586	16.22	—
Total	18,798,515(4)	$16.22	7,792,340
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
(4)This number includes shares subject to outstanding awards granted, of which 7,187,908 shares are subject to outstanding options and 11,610,607 shares are subject to outstanding RSUs.
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
Consolidated Statements of Comprehensive Loss.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit).
Consolidated Statements of Cash Flows.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules.
The following financial statement schedules and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
Year ended December 31, 2021	$38,777	$4,144	$(13,846)	$195	$29,270
Year ended December 31, 2022	$29,270	$14,236	$(14,322)	$(13)	$29,171
Year ended December 31, 2023	$29,171	$29,488	$(20,613)	$9	$38,055

(1)Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other (1)	Reversal (2)	Adjustments(3)	Balance at End of Period
Year ended December 31, 2021	$1,818,091	$62,265	$(28,707)	$2,494	$1,854,143
Year ended December 31, 2022	$1,854,143	$49,234	$(4,209)	$2,023	$1,901,191
Year ended December 31, 2023	$1,901,191	$114,061	$(59,249)	$230	$1,956,233

(1)During 2023, 2022, and 2021 the Company recorded a valuation allowance of $114.1 million, $49.2 million and $62.3 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards and Sec. 163(j) disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods.
(2)During 2023 the Company reversed valuation allowances of $59.2 million related to 2022 state tax return true ups and capital loss carryforwards that were utilized as a result of capital gains during the period. During 2021, the Company reversed valuation allowances of $28.7 million related to net operating loss carryforwards and capital loss carryforwards that were utilized as a result of taxable income and capital gains recognized during the period.

3. Exhibits.

Exhibit Number	Description
2.1
Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of iHeartMedia, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, dated January 22, 2019 (incorporated by reference Exhibit 2.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on January 28, 2019).

3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Fourth Amended and Restated Bylaws of iHeartMedia, Inc., dated November 16, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iHeartMedia, Inc. on November 22, 2023).
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

4.15*	Description of Securities.
10.1
Tax Matters Agreement, dated as of May 1, 2019, by and among iHeartMedia, Inc., iHeartCommunications, Inc., iHeart Operations, Inc., Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc. and Clear Channel Outdoor, LLC (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.2†
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

10.3
ABL Intercreditor Agreement, dated as of May 1, 2019, by and among Citibank, N.A., as Term Loan Collateral Agent and Designated Junior Priority Representative, U.S. National Bank Association, as Notes Collateral Agent, each additional junior priority representative party thereto, iHeartMedia Capital I, LLC, iHeartCommunications, Inc. and the other grantors party thereto (incorporated by reference to Exhibit 10.6 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.4†
Credit Agreement, dated as of May 1, 2019, by and among iHeartMedia Capital I, LLC, iHeartCommunications, Inc., as borrower, the other guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the Term Loan Facility (incorporated by reference to Exhibit 10.7 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

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

10.6
Amendment No. 2, dated as of July 16, 2020, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, certain subsidiary guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iHeartMedia, Inc. on July 16, 2020).

10.7
Amendment No. 3, dated as of July 16, 2021, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, certain subsidiary guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on July 19, 2021).

10.8
Amendment No. 4 to Term Loan Credit Agreement, by and between iHeartCommunications, Inc. and Bank of America, N.A. dated June 15, 2023 (incorporated by reference to Exhibit 10.1 of iHeartMedia ,Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.9†
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

10.10§	iHeartMedia, Inc. 2019 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.11§
Form of Non-Employee Director Restricted Stock Unit Award Agreement with respect to RSUs granted in lieu of annual cash compensation (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.12§
Form of Non-Employee Director Restricted Stock Unit Award Agreement with respect to RSUs granted as part of the director’s equity compensation (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.13§	Form of Employee Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.16 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.14§	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.15§	Form of Employee Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.16§	Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement for Performance RSUs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iHeartMedia, Inc. on August 20, 2020).
10.17†
Second Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Robert W. Pittman, dated March 28, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.18†
Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Richard J. Bressler, dated March 28, 2022 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.19§
Employment Agreement, effective September 5, 2019, between iHeartMedia, Inc. and Michael B. McGuinness (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Quarterly Report on Form 10-Q filed on November 7, 2019).

10.20§
First Amendment to Employment Agreement, effective January 1, 2021, by and between iHeartMedia, Inc. and Michael B. McGuinness (Incorporated by reference to Exhibit 10.26 to the Form 10-K filed by iHeartMedia, Inc. filed on February 25, 2021).

10.21†
Second Amendment to the Employment Agreement between iHeartMedia Management Services, Inc. and Michael McGuinness, dated September 16, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on September 21, 2022).

10.22§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.23§
Amended and Restated Employment Agreement between iHeart Management Services, Inc. and Jordan R. Fasbender, dated July 18, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.24§	Form of Indemnification Agreement, between iHeartMedia, Inc. and its directors (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.25§
Form of Indemnification Agreement between iHeartMedia, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.26
Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.27
Amendment No. 1 dated November 1, 2017 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.28
Amendment No. 2 effective January 14, 2019 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.31 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.29
Amendment No. 3 effective May 1, 2023 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by iHeartMedia, Inc. filed on May 2, 2023).

10.30§	iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by iHeartMedia, Inc. on April 23, 2021).
10.31§
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
10.41§
2023 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.42§
2023 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.43§
2023 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.44§
2023 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.6 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.45§
2023 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.7 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.46§
2023 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.8 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.47§	2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Executive Officers).
10.48§	2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler).
10.49§	2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers).
10.50§	2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler).
10.51§	2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Executive Officers).
10.52§	2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler).
10.53§	2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers).
10.54§	2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler).
21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document. - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
IHEARTMEDIA, INC.

By:	/s/ Robert W. Pittman
Name:	Robert W. Pittman
Title:	Chairman and Chief Executive Officer
Date:	February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2024
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	February 29, 2024
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 29, 2024
/s/ James A. Rasulo James A. Rasulo	Director	February 29, 2024
/s/ Brad Gerstner Brad Gerstner	Director	February 29, 2024
/s/ Cheryl Mills Cheryl Mills	Director	February 29, 2024
/s/ Graciela Monteagudo Graciela Monteagudo	Director	February 29, 2024
/s/ Kamakshi Sivaramakrishnan Kamakshi Sivaramakrishnan	Director	February 29, 2024
/s/ Samuel E. Englebardt Samuel E. Englebardt	Director	February 29, 2024