Form 10-Q
period 2024-03-31
iHeartMedia, Inc.
filed 2024-05-09
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2024
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	123,451,749
Class B Common Stock, $.001 par value	21,346,613

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$361,403	$346,382
Accounts receivable, net of allowance of $37,742 in 2024 and $38,055 in 2023	878,353	1,041,214
Prepaid expenses	135,234	93,131
Other current assets	38,082	26,189
Total Current Assets	1,413,072	1,506,916
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	529,114	558,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses and other	1,114,479	1,113,979
Other intangibles, net	1,111,236	1,173,210
Goodwill	1,721,349	1,721,483
OTHER ASSETS
Operating lease right-of-use assets	693,545	704,992
Other assets	175,517	173,166
Total Assets	$6,758,312	$6,952,611
CURRENT LIABILITIES
Accounts payable	$215,410	$236,162
Current operating lease liabilities	73,775	73,832
Accrued expenses	196,110	317,575
Accrued interest	53,164	61,987
Deferred revenue	163,310	158,540
Current portion of long-term debt	289	340
Total Current Liabilities	702,058	848,436
Long-term debt	5,216,503	5,214,810
Noncurrent operating lease liabilities	749,365	762,820
Deferred income taxes	315,679	339,768
Other long-term liabilities	173,281	171,535
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	6,400	9,397
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 124,416,225 and 124,299,288 shares in 2024 and 2023, respectively	125	125
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,346,613 and 21,347,363 shares in 2024 and 2023, respectively	21	21
Special Warrants, 5,043,336 and 5,101,870 issued and outstanding in 2024 and 2023, respectively	—	—
Additional paid-in capital	2,955,043	2,947,096
Accumulated deficit	(3,348,650)	(3,330,142)
Accumulated other comprehensive loss	(1,347)	(1,128)
Cost of shares (999,647 in 2024 and 983,589 in 2023) held in treasury	(10,166)	(10,127)
Total Stockholders' Deficit	(398,574)	(384,758)
Total Liabilities and Stockholders' Deficit	$6,758,312	$6,952,611
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Revenue	$799,038	$811,239
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	341,360	344,620
Selling, general and administrative expenses (excludes depreciation and amortization)	385,144	402,801
Depreciation and amortization	105,162	108,512
Impairment charges	1,508	3,947
Other operating expense, net	572	221
Operating loss	(34,708)	(48,862)
Interest expense, net	95,515	95,457
Gain (loss) on investments, net	91,994	(6,505)
Equity in earnings (loss) of nonconsolidated affiliates	(45)	40
Gain on extinguishment of debt	—	4,625
Other expense, net	(496)	(99)
Loss before income taxes	(38,770)	(146,258)
Income tax benefit (expense)	20,662	(76,105)
Net loss	(18,108)	(222,363)
Less amount attributable to noncontrolling interest	400	(103)
Net loss attributable to the Company	$(18,508)	$(222,260)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(219)	(46)
Other comprehensive loss, net of tax	(219)	(46)
Comprehensive loss	(18,727)	(222,306)
Less amount attributable to noncontrolling interest	—	—
Comprehensive loss attributable to the Company	$(18,727)	$(222,306)
Net loss attributable to the Company per common share:
Basic	$(0.12)	$(1.50)
Weighted average common shares outstanding - Basic	149,795	148,365
Diluted	$(0.12)	$(1.50)
Weighted average common shares outstanding - Diluted	149,795	148,365

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				400	—	—	(18,508)	—	—	(18,108)
Vesting of restricted stock and other	57,653			—	—	—	—	—	(39)	(39)
Share-based compensation				—	—	7,947	—	—	—	7,947
Dividends declared and paid to noncontrolling interests				(3,397)	—	—	—	—	—	(3,397)
Conversion of Special Warrants to Class A and Class B Shares	58,534	—	(58,534)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	750	(750)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(219)	—	(219)
Balances at March 31, 2024	124,416,225	21,346,613	5,043,336	$6,400	$146	$2,955,043	$(3,348,650)	$(1,347)	$(10,166)	$(398,574)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net loss				(103)	—	—	(222,260)	—	—	(222,363)
Vesting of restricted stock and other	7,513			—	—	—	—	—	(24)	(24)
Share-based compensation				—	—	10,152	—	—	—	10,152
Dividends declared and paid to noncontrolling interests				(321)	—	—	—	—	—	(321)
Conversion of Class B Shares to Class A Shares	7,262	(7,262)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(46)	—	(46)
Balances at March 31, 2023	122,385,200	21,469,919	5,111,312	$9,185	$144	$2,922,652	$(2,449,742)	$(1,377)	$(8,958)	$471,904

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2024, 2023 or 2022.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,108)	$(222,363)
Reconciling items:
Impairment charges	1,508	3,947
Depreciation and amortization	105,162	108,512
Deferred taxes	(24,080)	72,620
Provision for doubtful accounts	2,906	6,441
Amortization of deferred financing charges and note discounts, net	1,730	1,656
Share-based compensation	7,947	10,152
(Gain) Loss on disposal of operating and other assets	132	(278)
(Gain) Loss on investments	(91,994)	6,505
Equity in (earnings) loss of nonconsolidated affiliates	45	(40)
Gain on extinguishment of debt	—	(4,625)
Barter and trade income	(8,749)	(8,007)
Other reconciling items, net	507	89
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	153,799	94,759
Increase in prepaid & other current assets	(54,484)	(37,032)
(Increase) Decrease in other long-term assets	368	(1,521)
Decrease in accounts payable	(12,267)	(63,187)
Decrease in accrued expenses	(122,864)	(71,459)
Decrease in accrued interest	(8,823)	(6,222)
Increase in deferred revenue	8,260	16,829
Increase in other long-term liabilities	(272)	(759)
Cash used for operating activities	(59,277)	(93,983)
Cash flows from investing activities:
Proceeds from sale of investments	101,405	—
Purchases of property, plant and equipment	(21,582)	(39,165)
Change in other, net	(1,808)	744
Cash provided by (used for) investing activities	78,015	(38,421)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(111)	(15,593)
Dividends and other payments to noncontrolling interests	(3,397)	(321)
Change in other, net	(40)	(24)
Cash used for financing activities	(3,548)	(15,938)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(169)	39
Net increase (decrease) in cash, cash equivalents and restricted cash	15,021	(148,303)
Cash, cash equivalents and restricted cash at beginning of period	346,382	336,661
Cash, cash equivalents and restricted cash at end of period	$361,403	$188,358
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$105,863	$101,759
Cash paid for income taxes	1,033	3,160
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Economic Conditions
The Company's advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty and has delayed the Company's expected recovery and has had an adverse impact on the Company's revenues, cash flows, and trading values of the Company's debt and equity securities. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on the Company's ability to generate revenue and cash flows.
As of March 31, 2024, the Company had approximately $361.4 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a facility size of $450.0 million, no outstanding borrowings and $23.2 million of outstanding letters of credit, resulting in $426.8 million of borrowing base availability. The Company's total available liquidity as of March 31, 2024 was approximately $788.2 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2024 presentation.
Restricted Cash
As of March 31, 2024 and December 31, 2023, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have had a material impact on the Company.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of expenses provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively to all periods presented. We are currently evaluating the impact of this standard on our disclosures, including timing of adoption.
In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and should be applied prospectively. We are currently evaluating the impact of this standard on our annual disclosures, including timing of adoption.

NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three months ended March 31, 2024 and 2023:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended March 31, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$359,338	$—	$—	$—	$359,338
Networks(2)	102,051	—	—	—	102,051
Sponsorship and Events(3)	27,829	—	—	—	27,829
Digital, excluding Podcast(4)	—	148,344	—	(1,185)	147,159
Podcast(5)	—	90,624	—	—	90,624
Audio & Media Services(6)	—	—	69,168	(1,376)	67,792
Other(7)	4,095	—	—	—	4,095
Total	493,313	238,968	69,168	(2,561)	798,888
Revenue from leases(8)	150	—	—	—	150
Revenue, total	$493,463	$238,968	$69,168	$(2,561)	$799,038

Three Months Ended March 31, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$383,238	$—	$—	$—	$383,238
Networks(2)	107,954	—	—	—	107,954
Sponsorship and Events(3)	32,587	—	—	—	32,587
Digital, excluding Podcast(4)	—	146,585	—	(1,189)	145,396
Podcast(5)	—	76,811	—	—	76,811
Audio & Media Services(6)	—	—	61,351	(1,332)	60,019
Other(7)	4,924	—	—	—	4,924
Total	528,703	223,396	61,351	(2,521)	810,929
Revenue from leases(8)	310				310
Revenue, total	$529,013	$223,396	$61,351	$(2,521)	$811,239
(1)Broadcast Radio revenue is generated through the sale of advertising time on the Company’s domestic radio stations.
(2)Networks revenue is generated through the sale of advertising on the Company’s Premiere and Total Traffic & Weather network programs and through the syndication of network programming to other media companies.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three Months Ended March 31,
(In thousands)	2024	2023
Trade and barter revenues	$41,305	$45,029
Trade and barter expenses	34,181	47,386

In addition to the trade and barter revenue in the table above, the Company recognized $8.7 million and $8.0 million during the three months ended March 31, 2024 and 2023, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2024	2023
Deferred revenue from contracts with customers:
Beginning balance(1)	$181,899	$157,910
Revenue recognized, included in beginning balance	(73,928)	(56,133)
Additions, net of revenue recognized during period, and other	77,864	68,904
Ending balance	$185,835	$170,681
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2024, the Company expects to recognize $253.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
Revenue from Leases
As of March 31, 2024, the future lease payments to be received by the Company are as follows:

(In thousands)
2024	$185
2025	132
2026	72
2027	30
2028	15
Thereafter	—
Total	$434

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
During the three months ended March 31, 2024, and 2023, we recognized non-cash impairment charges of $1.5 million and $3.9 million, respectively, due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities	$37,293	$32,963
Lease liabilities arising from obtaining right-of-use assets(1)	5,751	4,821
(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the three months ended March 31, 2024 and 2023, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $15.6 million and $18.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

NOTE 4– PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	March 31, 2024	December 31, 2023
Land, buildings and improvements	$319,589	$316,655
Towers, transmitters and studio equipment	197,895	195,609
Computer equipment and software	690,470	685,417
Furniture and other equipment	47,872	47,684
Construction in progress	18,321	16,473
	1,274,147	1,261,838
Less: accumulated depreciation	745,033	702,973
Property, plant and equipment, net	$529,114	$558,865
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(842,639)	$1,652,623	$(800,377)
Talent and other contracts	338,900	(214,143)	338,900	(203,479)
Trademarks and tradenames	335,912	(164,963)	335,912	(156,468)
Other	18,003	(12,457)	18,003	(11,904)
Total	$2,345,438	$(1,234,202)	$2,345,438	$(1,172,228)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended March 31, 2024 and 2023 was $61.9 million and $61.8 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2025	$213,758
2026	201,512
2027	176,171
2028	160,395
2029	121,622

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2023(1)	$1,340,459	$311,426	$69,598	$1,721,483
Foreign currency	—	(73)	(61)	(134)
Balance as of March 31, 2024	$1,340,459	$311,353	$69,537	$1,721,349
(1) Beginning goodwill balance is presented net of prior accumulated impairment losses of $1.3 billion related to our Multiplatform Group, $439.4 million related to our Digital Audio Group and $34.5 million related to our Audio & Media Services Group.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	3,429	3,367
Total consolidated secured debt	4,318,681	4,318,619

8.375% Senior Unsecured Notes due 2027	916,357	916,357
Original issue discount	(6,785)	(7,558)
Long-term debt fees	(11,461)	(12,268)
Total debt	5,216,792	5,215,150
Less: Current portion	289	340
Total long-term debt	$5,216,503	$5,214,810
(1)As of March 31, 2024, the ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $23.2 million of outstanding letters of credit, resulting in $426.8 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2025 through 2045.
The Company’s weighted average interest rate was 7.3% as of March 31, 2024 and December 31, 2023. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.0 billion and $4.2 billion as of March 31, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of March 31, 2024, we were in compliance with all covenants related to our debt agreements.
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
Surety Bonds and Letters of Credit
As of March 31, 2024, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $10.1 million and $23.2 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2024	2023
Current tax expense	$(3,418)	$(3,485)
Deferred tax benefit (expense)	24,080	(72,620)
Income tax benefit (expense)	$20,662	$(76,105)

The effective tax rates for the three months ended March 31, 2024 and 2023 were 53.3% and (52.0)%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

NOTE 8 – STOCKHOLDERS' DEFICIT
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses and were $8.5 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively.
The Company periodically issues restricted stock units ("RSUs") and performance-based RSUs ("Performance RSUs") to certain key employees, some of which are settled in cash. The RSUs vest solely due to continued service over time. The Performance RSUs generally vest upon the achievement of certain market goals, performance goals, and continued service. The majority of these awards are being measured over an approximately 3-year period from the date of issuance, while certain Performance RSUs are measured over a 50-month period from the date of issuance. On February 25, 2024, the Company issued RSUs and Performance RSUs to certain key employees.

The following table presents the Company's total share based compensation expense by award type for the three months ended March 31, 2024 and 2023:

(In thousands)	Three Months Ended March 31,
	2024	2023
RSUs	$4,926	$6,102
Performance RSUs	2,789	1,931
Options	765	2,119
Total Share Based Compensation Expense(1)	$8,480	$10,152
(1) Total share based compensation expense includes $0.5 million of expense from cash settled awards for the three months ended March 31, 2024

As of March 31, 2024, there was $51.3 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.9 years and assumes Performance RSUs will be fully earned at target.
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

During the three months ended March 31, 2024, there were 58,534 Special Warrants exercised for shares of Class A common stock and none exercised for Class B common stock. During the three months ended March 31, 2023, there were no Special Warrants exercised for shares of Class A or Class B common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended March 31,
	2024	2023
NUMERATOR:
Net loss attributable to the Company – common shares	$(18,508)	$(222,260)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	149,795	148,365
Stock options and restricted stock(2):	—	—
Weighted average common shares outstanding - diluted	149,795	148,365

Net loss attributable to the Company per common share:
Basic	$(0.12)	$(1.50)
Diluted	(0.12)	(1.50)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three months ended March 31, 2024 and 2023.
(2) Outstanding equity service awards representing 15.8 million and 11.7 million shares of Class A common stock of the Company for the three months ended March 31, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results for the Company for the three months ended March 31, 2024 and 2023:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2024
Revenue	$493,463	238,968	$69,168	$—	$(2,561)	$799,038
Operating expenses(1)	416,281	170,841	45,473	64,387	(2,561)	694,421
Segment Adjusted EBITDA(2)	$77,182	$68,127	$23,695	$(64,387)	$—	$104,617
Depreciation and amortization						(105,162)
Impairment charges						(1,508)
Other operating expense, net						(572)
Restructuring expenses						(23,603)
Share-based compensation expense						(8,480)
Operating loss						$(34,708)

Intersegment revenues	$—	$1,185	$1,376	$—	$—	$2,561
Capital expenditures	11,704	5,427	2,257	2,194	—	21,582
Share-based compensation expense	—	—	—	8,480	—	8,480

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2023
Revenue	$529,013	$223,396	$61,351	$—	$(2,521)	$811,239
Operating expenses(1)	441,961	169,277	46,007	63,091	(2,521)	717,815
Segment Adjusted EBITDA(2)	$87,052	$54,119	$15,344	$(63,091)	$—	$93,424
Depreciation and amortization						(108,512)
Impairment charges						(3,947)
Other operating expense, net						(221)
Restructuring expenses						(19,454)
Share-based compensation expense						(10,152)
Operating loss						$(48,862)

Intersegment revenues	$—	$1,189	$1,332	$—	$—	$2,521
Capital expenditures	26,424	5,777	3,887	3,077	—	39,165
Share-based compensation expense	—	—	—	10,152	—	10,152
(1) Consolidated operating expenses consist of Direct operating expenses and Selling, general and administrative expenses and exclude Restructuring expenses, share-based compensation expenses and depreciation and amortization.
(2) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating loss, the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating loss to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in Item 2 of this Quarterly Report on Form 10-Q.

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
We report based on three reporting segments:
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

Management looks at our Multiplatform Group's operations’ overall revenue as well as the revenue from each revenue stream including Broadcast Radio, Networks, and Sponsorship and Events. We periodically review and refine our selling structures in all regions and markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

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

A portion of our Multiplatform Group segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our programming and sales departments, including profit sharing fees, and commissions.

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

Our strategy has enabled us to extend our leadership in the growing podcasting sector, and iHeartMedia is the number one podcast publisher in America. Our reach now extends across more than 500 platforms and thousands of different connected devices, and our digital business is comprised of podcasting, streaming, subscription, display advertisements, and other content that is disseminated over digital platforms.

A portion of our Digital Audio Group segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to our content costs including profit sharing fees and third-party content costs, as well as sales commissions. Certain of our content costs, including digital music performance royalties, vary with the volume of listening hours on our digital platforms.

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

Economic Conditions

Our advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and inflation have contributed to a challenging macroeconomic environment since 2022. This challenging environment has led to broader market uncertainty which has impacted our revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on our ability to generate revenue and cash flows.

Cost Savings Initiatives

We have implemented key modernization initiatives and operating-expense-saving initiatives to take advantage of the significant investments we have made in new technologies to deliver incremental cost efficiencies. We continue to explore opportunities for further efficiencies.

Impairment Charges

As part of our operating-expense-savings initiatives, we have taken proactive steps to streamline our real estate footprint and reduce related lease and operating expenses incurred by the Company. These strategic actions resulted in impairment charges due to the write-down of the affected right-of-use assets when changes to sublease assumptions occur.

Executive Summary
Consolidated revenues for the first quarter of 2024 decreased due to continued lower spending on radio advertising in connection with continued uncertain market conditions, partially offset by continued increases in demand for digital advertising and by increased political revenues as 2024 is a presidential election year.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $799.0 million decreased $12.2 million, or 1.5%, during the quarter ended March 31, 2024 compared to Consolidated Revenue of $811.2 million in the prior year's first quarter.
•Multiplatform Group Revenue decreased $35.6 million, or 6.7%, and Segment Adjusted EBITDA decreased $9.9 million, or 11.3%, compared to the prior year's first quarter, respectively.
•Digital Audio Group Revenue increased $15.6 million, or 7.0%, and Segment Adjusted EBITDA increased $14.0 million, or 25.9%, compared to the prior year's first quarter, respectively.
•Audio & Media Services Group Revenue increased $7.8 million, or 12.7%, and Segment Adjusted EBITDA increased $8.4 million, or 54.4%, compared to the prior year's first quarter, respectively.
•Operating loss of $34.7 million improved $14.2 million from $48.9 million in the prior year’s first quarter driven primarily by a decrease in operating expenses, including trade and other variable expenses.
•Net loss of $18.1 million decreased $204.3 million from $222.4 million in the prior year's first quarter mainly due to the $101.4 million gain recognized on the sale of our investment in Broadcast Music, Inc. ("BMI") in the first quarter of 2024 and the income tax benefit recognized during the period compared to income tax expense recognized in the prior year's first quarter.
•Cash flows used for operating activities of $59.3 million decreased from $94.0 million in the prior year's first quarter.
•Adjusted EBITDA(1) of $104.6 million, was up $11.2 million from $93.4 million in prior year's first quarter.
•Free cash flow(2) of $(80.9) million improved from $(133.1) million in the prior year's first quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2024	2023
Revenue	$799,038	$811,239
Operating loss	(34,708)	(48,862)
Net loss	(18,108)	(222,363)
Cash used for operating activities	(59,277)	(93,983)

Adjusted EBITDA(1)	$104,617	$93,424
Free cash flow(2)	(80,859)	(133,148)
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating loss, the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating loss to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free cash flow” in this MD&A.

Results of Operations
The tables below present the comparison of our historical results of operations for the three months ended March 31, 2024 to the three months ended March 31, 2023:

(In thousands)	Three Months Ended March 31,
	2024	2023
Revenue	$799,038	$811,239
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	341,360	344,620
Selling, general and administrative expenses (excludes depreciation and amortization)	385,144	402,801
Depreciation and amortization	105,162	108,512
Impairment charges	1,508	3,947
Other operating expense, net	572	221
Operating loss	(34,708)	(48,862)
Interest expense, net	95,515	95,457
Gain (loss) on investments, net	91,994	(6,505)
Equity in earnings (loss) of nonconsolidated affiliates	(45)	40
Gain on extinguishment of debt	—	4,625
Other expense, net	(496)	(99)
Loss before income taxes	(38,770)	(146,258)
Income tax benefit (expense)	20,662	(76,105)
Net loss	(18,108)	(222,363)
Less amount attributable to noncontrolling interest	400	(103)
Net loss attributable to the Company	$(18,508)	$(222,260)

The table below presents the comparison of our revenue streams for the three months ended March 31, 2024 to the three months ended March 31, 2023:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Broadcast Radio	$359,338	$383,238	(6.2)%
Networks	102,051	107,954	(5.5)%
Sponsorship and Events	27,829	32,587	(14.6)%
Other	4,245	5,234	(18.9)%
Multiplatform Group	493,463	529,013	(6.7)%
Digital, excluding Podcast	148,344	146,585	1.2%
Podcast	90,624	76,811	18.0%
Digital Audio Group	238,968	223,396	7.0%
Audio & Media Services Group	69,168	61,351	12.7%
Eliminations	(2,561)	(2,521)
Revenue, total	$799,038	$811,239	(1.5)%

Consolidated results for the three months ended March 31, 2024 compared to the consolidated results for the three months ended March 31, 2023 were as follows:

Revenue
Consolidated revenue decreased $12.2 million during the three months ended March 31, 2024 compared to the same period of 2023. Multiplatform Group revenue decreased $35.6 million, or 6.7%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions and a decrease in non cash trade revenues related to the 2024 iHeartRadio Music Awards, partially offset by an increase in political revenues as 2024 is a presidential election year. Digital Audio Group revenue increased $15.6 million, or 7.0%, driven primarily by continuing increases in demand for podcast advertising. Audio & Media Services revenue increased $7.8 million primarily as a result of contract termination fees earned by Katz Media and due to higher political revenue.
Direct Operating Expenses
Consolidated direct operating expenses decreased $3.2 million during the three months ended March 31, 2024 compared to the same period of 2023. The decrease was primarily driven by certain lower variable content costs including broadcast profit sharing expense, third-party digital costs in connection with COVID-19 related advertisers, and event costs related to the timing of the 2024 iHeartRadio Music Awards, partially offset by certain higher variable content costs, including higher third-party digital costs and sales commissions related to the increase in digital revenues and an increase in broadcast music license fees.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $17.7 million during the three months ended March 31, 2024 compared to the same period of 2023. The decrease was driven primarily by lower non-cash trade expense due to the timing of the 2024 iHeartRadio Music Awards and lower bonus expense based on results, partially offset by an increase in certain costs incurred in connection with executing on our cost savings initiatives.

Depreciation and Amortization
Depreciation and amortization decreased $3.4 million during the three months ended March 31, 2024 compared to the same period of 2023, primarily as a result of a lower fixed asset base due to properties sold in 2022 and 2023 in connection with our real estate optimization initiatives.
Impairment Charges
During the three months ended March 31, 2024 and 2023, we recognized non-cash impairment charges of $1.5 million and $3.9 million, respectively, primarily related to changes in sublease assumptions for certain operating leases previously determined to be subleased as part of strategic actions to streamline our real estate footprint.

Interest Expense
Interest expense increased $0.1 million during the three months ended March 31, 2024 compared to the same period of 2023, primarily as a result of the increase in floating borrowing rates, largely offset by the lower outstanding aggregate principal of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 due to the repurchases of $204.0 million of the notes for $147.3 million in cash made during 2023.

Gain (Loss) on Investments, Net
During the three months ended March 31, 2024, we recognized a gain on investments, net of $92.0 million due to the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024, partially offset by declines in the value of certain investments. During the three months ended March 31, 2023, we recognized a loss on investments, net of $6.5 million, related to declines in the value of our investments.

Gain on Extinguishment of Debt

During the three months ended March 31, 2023, we recognized a gain on extinguishment of debt of $4.6 million in connection with the open market repurchases of $20.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $15.4 million in cash. There were no repurchases during the three months ended March 31, 2024.

Income Tax Benefit (Expense)

The effective tax rates for the Company for the three months ended March 31, 2024 and 2023 were 53.3% and (52.0)%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

Net Loss Attributable to the Company
Net loss attributable to the Company of $18.5 million during the three months ended March 31, 2024 reflected a decrease of $203.8 million compared to Net loss attributable to the Company of $222.3 million during the three months ended March 31, 2023, primarily due to the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024 and the income tax benefit recognized during the period compared to income tax expense recognized in the prior year's first quarter.
Multiplatform Group Results

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$493,463	$529,013	(6.7)%
Operating expenses(1)	416,281	441,961	(5.8)%
Segment Adjusted EBITDA	$77,182	$87,052	(11.3)%
Segment Adjusted EBITDA margin	15.6%	16.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Multiplatform Group decreased $35.6 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions and a decrease in non cash trade and barter revenues related to the 2024 iHeartRadio Music Awards, partially offset by an increase in political revenues. Broadcast revenue declined $23.9 million, or 6.2%, year-over-year, driven by lower spot revenue, partially offset by an increase political advertising. Networks declined $5.9 million, or 5.5%, year-over-year. Revenue from Sponsorship and Events decreased $4.8 million, or 14.6%, year-over-year.

Operating expenses decreased $25.7 million, driven primarily by lower non cash trade expense and live event costs due to the timing of the 2024 iHeartRadio Music Awards, as well as lower bonus expense based on results, partially offset by higher broadcast music license fees.

Digital Audio Group Results

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$238,968	$223,396	7.0%
Operating expenses(1)	170,841	169,277	0.9%
Segment Adjusted EBITDA	$68,127	$54,119	25.9%
Segment Adjusted EBITDA margin	28.5%	24.2%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Digital Audio Group increased $15.6 million compared to the prior year, driven by Podcast revenue which increased by $13.8 million, or 18.0% year-over-year, driven primarily by continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which grew $1.8 million, or 1.2% year-over-year, driven by an increase in demand for digital advertising, partially offset by a decrease in COVID-19 related advertisers.

Operating expenses increased $1.6 million primarily driven by higher variable content costs, including higher third-party digital costs and sales commissions related to the increase in revenues, as well as higher merchandising and event costs, partially offset by lower third-party digital costs in connection with COVID-19 related advertisers and lower compensation expense.
Audio & Media Services Group Results

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$69,168	$61,351	12.7%
Operating expenses(1)	45,473	46,007	(1.2)%
Segment Adjusted EBITDA	$23,695	$15,344	54.4%
Segment Adjusted EBITDA margin	34.2%	24.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Audio & Media Services Group increased $7.8 million compared to the prior year period primarily due to contract termination fees earned by Katz Media and due to higher political revenue as 2024 is a presidential election year.
Operating expenses decreased $0.5 million primarily as a result of a favorable shift in the sales mix toward services.

Reconciliation of Operating loss to Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2024	2023
Operating loss	$(34,708)	$(48,862)
Depreciation and amortization	105,162	108,512
Impairment charges	1,508	3,947
Other operating expense, net	572	221
Restructuring expenses	23,603	19,454
Share-based compensation expense	8,480	10,152
Adjusted EBITDA(1)	$104,617	$93,424

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2024	2023
Net loss	$(18,108)	$(222,363)
Income tax (benefit) expense	(20,662)	76,105
Interest expense, net	95,515	95,457
Depreciation and amortization	105,162	108,512
EBITDA	$161,907	$57,711
(Gain) loss on investments, net	(91,994)	6,505
Gain on extinguishment of debt	—	(4,625)
Other expense, net	496	99
Equity in (earnings) loss of nonconsolidated affiliates	45	(40)
Impairment charges	1,508	3,947
Other operating expense, net	572	221
Restructuring expenses	23,603	19,454
Share-based compensation expense	8,480	10,152
Adjusted EBITDA(1)	$104,617	$93,424
(1)We define Adjusted EBITDA as consolidated Operating loss adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Gain on extinguishment of debt, Other expense, net, Equity in (earnings) loss of nonconsolidated affiliates, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating income or net income (loss) as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash used for operating activities to Free Cash Flow

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash used for operating activities	$(59,277)	$(93,983)
Purchases of property, plant and equipment	(21,582)	(39,165)
Free cash flow(1)	$(80,859)	$(133,148)
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

Share-based compensation expenses are recorded in SG&A expenses and were $8.5 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $51.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash provided by (used for):
Operating activities	$(59,277)	$(93,983)
Investing activities	78,015	(38,421)
Financing activities	(3,548)	(15,938)
Free Cash Flow(1)	(80,859)	(133,148)
(1) For a definition of Free Cash Flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $59.3 million during the three months ended March 31, 2024 compared to $94.0 million during the three months ended March 31, 2023. The change was primarily due to improvement in the timing of receivable collections and timing of payable payments, partially offset by the decrease in broadcast radio revenue and an increase in cash bonus payments in 2024 compared to 2023.

Investing Activities
Cash provided by investing activities of $78.0 million during the three months ended March 31, 2024 primarily reflects $101.4 million of proceeds received from the sale of our investment in BMI, partially offset by $21.6 million in cash used for capital expenditures. For capital expenditures, we spent $11.7 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $5.4 million in our Digital Audio Group segment primarily related to IT infrastructure, $2.3 million in our Audio & Media Services Group segment, primarily related to software, and $2.2 million in Corporate primarily related to equipment and software purchases.

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

Financing Activities
Cash used for financing activities totaled $3.5 million during the three months ended March 31, 2024 primarily due to distributions to noncontrolling interest holders.

Cash used for financing activities totaled $15.9 million during the three months ended March 31, 2023 primarily due to the repurchases of $20.0 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $15.4 million in cash, reflecting a discounted purchase price from the face value of the notes.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $361.4 million as of March 31, 2024, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). As of March 31, 2024, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $23.2 million in outstanding letters of credit, resulting in $426.8 million of borrowing base availability. Our total available liquidity1 as of March 31, 2024 was $788.2 million.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact 2024 revenues and cash flows. For the three months ended March 31, 2024, our revenues decreased compared to the three months ended March 31, 2023 primarily due to the decrease in broadcast radio revenue, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to fund our working capital and maintain operations, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities.

Assuming the current level of borrowings and interest rates in effect at March 31, 2024, we anticipate that we will have approximately $284.2 million of cash interest payments in the remainder of 2024 compared to $291.0 million of cash interest payments during the same period in 2023, primarily due to the lower outstanding debt balance as a result of the note repurchases in 2023, partially offset by an increase in floating interest rates. Future increases in interest rates could have a significant impact on our cash interest payments.

We acknowledge the challenges posed by the market uncertainty as a result of global economic and geo-political conditions, current levels of interest rates, the continuing impact of inflation on consumer spending and in turn, advertising spend, and other macroeconomic trends. However, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

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

Summary Debt Capital Structure
As of March 31, 2024 and December 31, 2023, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	March 31, 2024	December 31, 2023
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	3,429	3,367
Total Secured Debt	$4,318,681	$4,318,619

8.375% Senior Unsecured Notes due 2027	916,357	916,357
Original issue discount	(6,785)	(7,558)
Long-term debt fees	(11,461)	(12,268)
Total Debt	$5,216,792	$5,215,150
Less: Cash and cash equivalents	361,403	346,382
Net Debt[1]	$4,855,389	$4,868,768

1 Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations, including our ability to service our long-term debt obligations. We define Net Debt as Total Debt less Cash and cash equivalents.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of March 31, 2024, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended March 31, 2024. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of March 31, 2024, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three months ended March 31, 2024, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of March 31, 2024, we were in compliance with all covenants related to our debt agreements.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2024, approximately 43% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the three months ended March 31, 2024 would have changed by $5.7 million.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•risks related to the COVID-19 pandemic or other future pandemics, or public health crises and any related reduction in demand for advertising;
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
•regulations impacting our business and the ownership of our securities; and
•certain other factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by other filings with the Securities and Exchange Commission (“SEC”).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	2,907	$2.29	—	$—
February 1 through February 29	2,325	2.79	—	—
March 1 through March 31	10,826	2.39	—	—
Total	16,058	$2.43	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2024 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.47 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.2
2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.48 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.3
2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.49 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.4
2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.50 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.5
2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.51 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.6
2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.52 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.7
2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.53 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.8
2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.54 iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).

10.9*	Non-Employee Director Compensation Program
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

Date:	May 9, 2024	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary