Form 10-Q
period 2024-06-30
iHeartMedia, Inc.
filed 2024-08-08
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	125,462,546
Class B Common Stock, $.001 par value	21,344,390

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$364,744	$346,382
Accounts receivable, net of allowance of $43,220 in 2024 and $38,055 in 2023	898,496	1,041,214
Prepaid expenses	140,337	93,131
Other current assets	18,765	26,189
Total Current Assets	1,422,342	1,506,916
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	511,302	558,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses and other	810,340	1,113,979
Other intangibles, net	1,050,018	1,173,210
Goodwill	1,105,244	1,721,483
OTHER ASSETS
Operating lease right-of-use assets	684,758	704,992
Other assets	185,164	173,166
Total Assets	$5,769,168	$6,952,611
CURRENT LIABILITIES
Accounts payable	$222,115	$236,162
Current operating lease liabilities	72,567	73,832
Accrued expenses	221,443	317,575
Accrued interest	61,977	61,987
Deferred revenue	160,285	158,540
Current portion of long-term debt	621	340
Total Current Liabilities	739,008	848,436
Long-term debt	5,218,194	5,214,810
Noncurrent operating lease liabilities	737,270	762,820
Deferred income taxes	274,750	339,768
Other long-term liabilities	174,589	171,535
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	5,683	9,397
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 126,905,933 and 124,299,288 shares in 2024 and 2023, respectively	127	125
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,344,390 and 21,347,363 shares in 2024 and 2023, respectively	21	21
Special Warrants, 5,043,307 and 5,101,870 issued and outstanding in 2024 and 2023, respectively	—	—
Additional paid-in capital	2,962,275	2,947,096
Accumulated deficit	(4,330,308)	(3,330,142)
Accumulated other comprehensive loss	(1,596)	(1,128)
Cost of shares (1,518,459 in 2024 and 983,589 in 2023) held in treasury	(10,845)	(10,127)
Total Stockholders' Deficit	(1,374,643)	(384,758)
Total Liabilities and Stockholders' Deficit	$5,769,168	$6,952,611
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$929,092	$920,014	$1,728,130	$1,731,253
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	382,049	355,061	723,409	699,681
Selling, general and administrative expenses (excludes depreciation and amortization)	431,614	393,773	816,758	796,574
Depreciation and amortization	104,356	108,065	209,518	216,577
Impairment charges	920,224	960,570	921,732	964,517
Other operating (income) expense, net	516	(261)	1,088	(40)
Operating loss	(909,667)	(897,194)	(944,375)	(946,056)
Interest expense, net	95,577	98,693	191,092	194,150
Gain (loss) on investments, net	(412)	(6,038)	91,582	(12,543)
Equity in loss of nonconsolidated affiliates	(61)	(44)	(106)	(4)
Gain on extinguishment of debt	—	22,902	—	27,527
Other expense, net	(231)	(272)	(727)	(371)
Loss before income taxes	(1,005,948)	(979,339)	(1,044,718)	(1,125,597)
Income tax benefit	23,959	96,357	44,621	20,252
Net loss	(981,989)	(882,982)	(1,000,097)	(1,105,345)
Less amount attributable to noncontrolling interest	(331)	1,488	69	1,385
Net loss attributable to the Company	$(981,658)	$(884,470)	$(1,000,166)	$(1,106,730)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(249)	(77)	(468)	(123)
Other comprehensive loss, net of tax	(249)	(77)	(468)	(123)
Comprehensive loss	(981,907)	(884,547)	(1,000,634)	(1,106,853)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(981,907)	$(884,547)	$(1,000,634)	$(1,106,853)
Net loss attributable to the Company per common share:
Basic	$(6.50)	$(5.93)	$(6.65)	$(7.44)
Weighted average common shares outstanding - Basic	151,137	149,179	150,466	148,774
Diluted	$(6.50)	$(5.93)	$(6.65)	$(7.44)
Weighted average common shares outstanding - Diluted	151,137	149,179	150,466	148,774

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2024	124,416,225	21,346,613	5,043,336	$6,400	$146	$2,955,043	$(3,348,650)	$(1,347)	$(10,166)	$(398,574)
Net loss				(331)	—	—	(981,658)	—	—	(981,989)
Vesting of restricted stock and other	2,487,456			—	2	(2)	—	—	(679)	(679)
Share-based compensation				—	—	7,234	—	—	—	7,234
Dividend declared and paid to noncontrolling interests				(386)	—	—	—	—	—	(386)
Conversion of Special Warrants to Class A or Class B Shares	29		(29)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	2,223	(2,223)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(249)	—	(249)
Balances at June 30, 2024	126,905,933	21,344,390	5,043,307	$5,683	$148	$2,962,275	$(4,330,308)	$(1,596)	$(10,845)	$(1,374,643)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2023	122,385,200	21,469,919	5,111,312	$9,185	$144	$2,922,652	$(2,449,742)	$(1,377)	$(8,958)	$471,904
Net income (loss)				1,488	—	—	(884,470)	—	—	(882,982)
Vesting of restricted stock and other	1,538,599			—	1	(1)	—	—	(928)	(928)
Share-based compensation				—	—	8,947	—	—	—	8,947
Dividend declared and paid to noncontrolling interests				(322)	—	—	—	—	—	(322)
Conversion of Special Warrants to Class A and Class B Shares	198	59	(257)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	122,615	(122,615)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(77)	—	(77)
Balances at June 30, 2023	124,046,612	21,347,363	5,111,055	$10,351	$145	$2,931,598	$(3,334,212)	$(1,454)	$(9,886)	$(403,458)

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2024 or 2023.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				69	—	—	(1,000,166)	—	—	(1,000,097)
Vesting of restricted stock and other	2,545,109			—	2	(2)	—	—	(718)	(718)
Share-based compensation				—	—	15,181	—	—	—	15,181
Dividends declared and paid to noncontrolling interests				(3,783)	—	—	—	—	—	(3,783)
Conversion of Special Warrants to Class A and Class B Shares	58,563		(58,563)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	2,973	(2,973)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(468)	—	(468)
Balances at June 30, 2024	126,905,933	21,344,390	5,043,307	$5,683	$148	$2,962,275	$(4,330,308)	$(1,596)	$(10,845)	$(1,374,643)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net income (loss)				1,385	—	—	(1,106,730)	—	—	(1,105,345)
Vesting of restricted stock and other	1,546,112			—	1	(1)	—	—	(952)	(952)
Share-based compensation				—	—	19,099	—	—	—	19,099
Dividends declared and paid to noncontrolling interests				(643)	—	—	—	—	—	(643)
Conversion of Special Warrants to Class A and Class B Shares	198	59	(257)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	129,877	(129,877)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(123)	—	(123)
Balances at June 30, 2023	124,046,612	21,347,363	5,111,055	$10,351	$145	$2,931,598	$(3,334,212)	$(1,454)	$(9,886)	$(403,458)

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2024, 2023 or 2022.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,000,097)	$(1,105,345)
Reconciling items:
Impairment charges	921,732	964,517
Depreciation and amortization	209,518	216,577
Deferred taxes	(65,008)	(58,898)
Provision for doubtful accounts	11,590	18,565
Amortization of deferred financing charges and note discounts, net	3,478	3,331
Share-based compensation	15,181	19,099
(Gain) Loss on disposal of operating and other assets	406	(1,216)
(Gain) Loss on investments	(91,582)	12,543
Equity in loss of nonconsolidated affiliates	106	4
Gain on extinguishment of debt	—	(27,527)
Barter and trade income	(15,532)	(11,728)
Other reconciling items, net	768	199
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	126,584	14,061
Increase in prepaid & other current assets	(42,639)	(54,641)
(Increase) Decrease in other long-term assets	1,526	(2,447)
Decrease in accounts payable	(9,575)	(40,518)
Decrease in accrued expenses	(97,427)	(16,377)
Decrease in accrued interest	(10)	(1,816)
Increase (Decrease) in deferred revenue	(1,281)	35,742
Decrease in other long-term liabilities	(286)	(1,336)
Cash used for operating activities	(32,548)	(37,211)
Cash flows from investing activities:
Proceeds from sale of investments	101,756	—
Purchases of property, plant and equipment	(42,754)	(61,938)
Proceeds from disposal of assets	55	6,875
Change in other, net	(3,186)	(4,197)
Cash provided by (used for) investing activities	55,871	(59,260)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(314)	(73,280)
Dividends and other payments to noncontrolling interests	(3,783)	(643)
Change in other, net	(719)	(952)
Cash used for financing activities	(4,816)	(74,875)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(145)	10
Net increase (decrease) in cash, cash equivalents and restricted cash	18,362	(171,336)
Cash, cash equivalents and restricted cash at beginning of period	346,382	336,661
Cash, cash equivalents and restricted cash at end of period	$364,744	$165,325
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$194,039	$195,482
Cash paid for income taxes	2,709	11,000
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
The challenging environment has resulted in lower advertising spending by businesses and has delayed our expected recovery. In addition, this economic uncertainty has had a significant impact on the trading values of the Company's debt and equity securities for a sustained period. The Company therefore performed an interim impairment test as of June 30, 2024 on the goodwill recorded in its reporting units, as well as its indefinite-lived Federal Communication Commission ("FCC") licenses.
The estimated fair values of the Company’s FCC licenses, which have indefinite lives, are based on broadcast industry information, including industry-wide projections. The factors discussed above negatively impacted certain assumptions in the discounted cash flow models used to value the Company's FCC licenses. The Company's June 30, 2024 testing indicated that the fair values of its FCC licenses were below their carrying values, which resulted in a non-cash impairment charge of $304.1 million.
Based on the valuation analysis that the Company performed in connection with the interim goodwill impairment testing as of June 30, 2024, the Company determined that the estimated fair values of two of its reporting units were below their carrying values, including goodwill, which required the Company to recognize a non-cash impairment charge of $616.1 million to reduce the Company's goodwill balance.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2024, the Company had approximately $364.7 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a facility size of $450.0 million, no outstanding borrowings and $23.7 million of outstanding letters of credit, resulting in $426.3 million of borrowing base availability. The Company's total available liquidity as of June 30, 2024 was $791.0 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2024 presentation.
Restricted Cash
As of June 30, 2024 and December 31, 2023, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended June 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$425,490	$—	$—	$—	$425,490
Networks(2)	106,591	—	—	—	106,591
Sponsorship and Events(3)	39,121	—	—	—	39,121
Digital, excluding Podcast(4)	—	181,093	—	(1,175)	179,918
Podcast(5)	—	104,521	—	—	104,521
Audio & Media Services(6)	—	—	70,082	(1,336)	68,746
Other(7)	4,430	—	—	—	4,430
Total	575,632	285,614	70,082	(2,511)	928,817
Revenue from leases(8)	275	—	—	—	275
Revenue, total	$575,907	$285,614	$70,082	$(2,511)	$929,092

Three Months Ended June 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$429,152	$—	$—	$—	$429,152
Networks(2)	122,168	—	—	—	122,168
Sponsorship and Events(3)	38,210	—	—	—	38,210
Digital, excluding Podcast(4)	—	164,147	—	(1,216)	162,931
Podcast(5)	—	96,707	—	—	96,707
Audio & Media Services(6)	—	—	65,804	(1,372)	64,432
Other(7)	5,585	—	—	—	5,585
Total	595,115	260,854	65,804	(2,588)	919,185
Revenue from leases(8)	829	—	—	—	829
Revenue, total	$595,944	$260,854	$65,804	$(2,588)	$920,014

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Six Months Ended June 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$784,828	$—	$—	$—	$784,828
Networks(2)	208,642	—	—	—	208,642
Sponsorship and Events(3)	66,950	—	—	—	66,950
Digital, excluding Podcast(4)	—	329,437	—	(2,360)	327,077
Podcast(5)	—	195,145	—	—	195,145
Audio & Media Services(6)	—	—	139,250	(2,712)	136,538
Other(7)	8,525	—	—	—	8,525
Total	1,068,945	524,582	139,250	(5,072)	1,727,705
Revenue from leases(8)	425	—	—	—	425
Revenue, total	$1,069,370	$524,582	$139,250	$(5,072)	$1,728,130

Six Months Ended June 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$812,390	$—	$—	$—	$812,390
Networks(2)	230,122	—	—	—	230,122
Sponsorship and Events(3)	70,797	—	—	—	70,797
Digital, excluding Podcast(4)	—	310,732	—	(2,405)	308,327
Podcast(5)	—	173,518	—	—	173,518
Audio & Media Services(6)	—	—	127,155	(2,704)	124,451
Other(7)	10,509	—	—	—	10,509
Total	1,123,818	484,250	127,155	(5,109)	1,730,114
Revenue from leases(8)	1,139	—	—	—	1,139
Revenue, total	$1,124,957	$484,250	$127,155	$(5,109)	$1,731,253

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Trade and barter revenues	$69,277	$53,235	$110,582	$98,264
Trade and barter expenses	57,786	31,521	91,967	78,907

In addition to the trade and barter revenue in the table above, the Company recognized $6.8 million and $3.7 million during the three months ended June 30, 2024 and 2023, respectively, and $15.5 million and $11.7 million during the six months ended June 30, 2024 and 2023, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Deferred revenue from contracts with customers:
Beginning balance(1)	$185,835	$170,681	$181,899	$157,910
Revenue recognized, included in beginning balance	(69,378)	(57,532)	(100,826)	(83,307)
Additions, net of revenue recognized during period, and other	65,426	71,678	100,810	110,224
Ending balance	$181,883	$184,827	$181,883	$184,827
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2024, the Company expects to recognize $254.6 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of June 30, 2024, the future lease payments to be received by the Company are as follows:

(In thousands)
2024	$144
2025	121
2026	82
2027	41
2028	25
Thereafter	5
Total	$418

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
During the six months ended June 30, 2024, we recognized non-cash impairment charges of $1.5 million due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint. There were no lease impairments recognized during the three months ended June 30, 2024. During the three and six months ended June 30, 2023, we recognized non-cash impairment charges of $1.5 million and $5.5 million, respectively, due to changes in sublease assumptions for ROU assets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities	$75,069	$67,329
Lease liabilities arising from obtaining right-of-use assets(1)	13,022	7,280
(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the six months ended June 30, 2024 and 2023, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $15.9 million and $16.4 million for the three months ended June 30, 2024 and 2023, respectively. The non-cash operating lease expense was $31.5 million and $34.5 million for the six months ended June 30, 2024 and 2023, respectively.
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	June 30, 2024	December 31, 2023
Land, buildings and improvements	$322,673	$316,655
Towers, transmitters and studio equipment	200,195	195,609
Computer equipment and software	700,699	685,417
Furniture and other equipment	48,929	47,684
Construction in progress	24,757	16,473
	1,297,253	1,261,838
Less: accumulated depreciation	785,951	702,973
Property, plant and equipment, net	$511,302	$558,865
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily consist of FCC broadcast licenses in its Multiplatform Group segment.
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. In addition, the Company tests for impairment of other intangible assets whenever events and circumstances indicate that such assets might be impaired.

As discussed in Note 1, Basis of Presentation, economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has had an adverse impact on the Company's revenues, cash flows and trading values of the Company's debt and equity securities for a sustained period. The Company therefore performed an interim impairment test as of June 30, 2024 on its FCC licenses.

The uncertainty surrounding the demand for advertising impacted the key industry assumptions used in the models that are utilized to value the Company's FCC licenses. As a result, the fair values of certain of the Company's FCC licenses have decreased.

The Company's FCC licenses are valued using a direct valuation approach, with the key assumptions being market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs, and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. The Company obtained the most recent broadcast radio industry revenue projections for use in the valuation model, as well as various other sources to analyze media and broadcast

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on the Company's FCC licenses as of June 30, 2024.

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on the Company's interim testing, the estimated fair values of its FCC licenses were below their carrying values. As a result, the Company recognized a non-cash impairment charge of $304.1 million on its FCC licenses.

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

In connection with its impairment testing, the Company also assessed its other intangible assets. Based on the Company's assessment, no impairment indicators were identified related to the definite-lived intangible assets.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(884,218)	$1,652,623	$(800,377)
Talent and other contracts	338,900	(224,731)	338,900	(203,479)
Trademarks and tradenames	335,912	(173,460)	335,912	(156,468)
Other	18,003	(13,011)	18,003	(11,904)
Total	$2,345,438	$(1,295,420)	$2,345,438	$(1,172,228)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended June 30, 2024 and 2023 was $61.2 million and $61.8 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the six months ended June 30, 2024 and 2023 was $123.1 million and $123.6 million, respectively.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2023(1)	$1,340,459	$311,426	$69,598	$1,721,483
Impairment	(608,958)	—	(7,127)	(616,085)
Foreign currency	—	(73)	(81)	(154)
Balance as of June 30, 2024	$731,501	$311,353	$62,390	$1,105,244
Cumulative Impairment	$1,954,895	$439,383	$41,642	$2,435,920
(1) Beginning goodwill balance is presented net of prior accumulated impairment losses of $1.3 billion related to our Multiplatform Group, $439.4 million related to our Digital Audio Group and $34.5 million related to our Audio & Media Services Group.
Goodwill Impairment
As discussed above, the Company performs its impairment test for each reporting unit’s goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.

As discussed above, economic uncertainty has had a significant impact on the Company's revenue and cash flows, as well as the trading values of the Company's debt and equity securities for a sustained period. The Company therefore performed an interim impairment test as of June 30, 2024 on its goodwill. The uncertainty surrounding the demand for advertising impacted the key assumptions used in the models which are utilized to value the Company's goodwill.

The goodwill impairment test requires measurement of the fair value of the Company's reporting units, which is compared to the carrying value of the reporting units, including goodwill. Each of the Company's reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on the Company's budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. The economic environment resulting from inflation, higher interest rates, and the related uncertainty in the markets impacted the trading values of the Company's debt and equity securities and certain assumptions used to estimate the fair values of the Company's reporting units for purposes of performing the interim goodwill impairment test. Based on the Company's valuation analysis, it determined that the estimated fair values of two of its reporting units were below their carrying value, including goodwill, which required the Company to recognize a non-cash impairment charge of $616.1 million to reduce its goodwill balance.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	3,159	3,367
Total consolidated secured debt	4,318,411	4,318,619

8.375% Senior Unsecured Notes due 2027	916,357	916,357
Other unsecured subsidiary debt	694	—
Original issue discount	(6,003)	(7,558)
Long-term debt fees	(10,644)	(12,268)
Total debt	5,218,815	5,215,150
Less: Current portion	621	340
Total long-term debt	$5,218,194	$5,214,810
(1)As of June 30, 2024, the ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $23.7 million of outstanding letters of credit, resulting in $426.3 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2025 through 2045.
The Company’s weighted average interest rate was 7.3% as of June 30, 2024 and December 31, 2023. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $3.4 billion and $4.2 billion as of June 30, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of June 30, 2024, we were in compliance with all covenants related to our debt agreements.
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
Surety Bonds and Letters of Credit
As of June 30, 2024, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $8.9 million and $23.7 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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
Alien Ownership Restrictions and FCC Declaratory Ruling
The Communications Act of 1934, as amended (the "Communications Act") and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. On November 5, 2020, the FCC issued a declaratory ruling, which permits the Company to be up to 100% foreign owned, subject to certain conditions (the "2020 Declaratory Ruling").

NOTE 7 – INCOME TAXES
The Company’s income tax benefit consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current tax expense	$(16,969)	$(35,161)	$(20,387)	$(38,646)
Deferred tax benefit	40,928	131,518	65,008	58,898
Income tax benefit	$23,959	$96,357	$44,621	$20,252

The effective tax rates for the Company for the three and six months ended June 30, 2024 were 2.4% and 4.3%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as by impairment charges to non-deductible goodwill. The deferred tax benefit primarily consists of $77.3 million related to the FCC license impairment charges recorded during the second quarter of 2024. The deferred benefit was partially offset by deferred tax expense recorded for valuation allowances against certain deferred tax assets.

The effective tax rates for the Company for the three and six months ended June 30, 2023 were 9.8% and 1.8%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as by impairment charges to non-deductible goodwill. The deferred tax benefit primarily consists of $92.9 million related to the FCC license impairment charges recorded during the second quarter of 2023.

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

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. The Company periodically issues restricted stock units ("RSUs") and performance-based RSUs ("Performance RSUs") to certain key employees, some of which are settled in cash. The RSUs vest solely due to continued service over time. The Performance RSUs generally vest upon the achievement of certain market goals, performance goals, and continued service. The majority of these awards are being measured over an approximately 3-year period from the date of issuance, while certain Performance RSUs are measured over a 50-month period from the date of issuance. On February 25, 2024, the Company issued RSUs and Performance RSUs to certain key employees.
The following table presents the Company's total share based compensation expense by award type for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	$5,085	$5,536	$10,011	$11,638
Performance RSUs	1,412	2,300	4,201	4,232
Options	723	1,376	1,488	3,494
Total Share Based Compensation Expense(1)	$7,220	$9,212	$15,700	$19,364
(1) Total share based compensation expense includes $0.5 million of expense from cash settled awards for the six months ended June 30, 2024. Share based compensation expense from cash settled awards was immaterial for the three months ended June 30, 2024. Total share based compensation expense includes $0.3 million of expense from cash settled awards for the three and six months ended June 30, 2023.

As of June 30, 2024, there was $44.8 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.7 years and assumes Performance RSUs will be fully earned at target.
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

During the three months ended June 30, 2024 and 2023 there were 29 and 198 Special Warrants, respectively, exercised for shares of Class A common stock. During the three months ended June 30, 2023 there were 59 Special Warrants exercised for

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Class B common stock. There were no Special Warrants exercised for Class B common stock during the three months ended June 30, 2024. During the six months ended June 30, 2024 and 2023, there were 58,563 and 198 Special Warrants, respectively, exercised for shares of Class A common stock. During the six months ended June 30, 2023, there were 59 Special Warrants exercised for Class B common stock. There were no Special Warrants exercised for Class B common stock during the six months ended June 30, 2024.

Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NUMERATOR:
Net loss attributable to the Company – common shares	$(981,658)	$(884,470)	$(1,000,166)	$(1,106,730)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	151,137	149,179	150,466	148,774
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	151,137	149,179	150,466	148,774

Net loss attributable to the Company per common share:
Basic	$(6.50)	$(5.93)	$(6.65)	$(7.44)
Diluted	$(6.50)	$(5.93)	$(6.65)	$(7.44)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and six months ended June 30, 2024 and 2023.
(2) Outstanding equity service awards representing 15.1 million and 13.8 million shares of Class A common stock of the Company for the three months ended June 30, 2024 and 2023, respectively, and 15.5 million and 12.7 million for the six months ended June 30, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2024
Revenue	$575,907	$285,614	$70,082	$—	$(2,511)	$929,092
Operating expenses(1)	471,644	193,744	46,233	69,775	(2,511)	778,885
Segment Adjusted EBITDA(2)	$104,263	$91,870	$23,849	$(69,775)	$—	$150,207
Depreciation and amortization						(104,356)
Impairment charges						(920,224)
Other operating expense, net						(516)
Restructuring expenses						(27,558)
Share-based compensation expense						(7,220)
Operating loss						$(909,667)

Intersegment revenues	$—	$1,175	$1,336	$—	$—	$2,511
Capital expenditures	12,895	5,692	2,167	418	—	21,172
Share-based compensation expense	—	—	—	7,220	—	7,220

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2023
Revenue	$595,944	$260,854	$65,804	$—	$(2,588)	$920,014
Operating expenses(1)	433,542	176,272	47,305	74,302	(2,588)	728,833
Segment Adjusted EBITDA(2)	$162,402	$84,582	$18,499	$(74,302)	$—	$191,181
Depreciation and amortization						(108,065)
Impairment charges						(960,570)
Other operating income, net						261
Restructuring expenses						(10,789)
Share-based compensation expense						(9,212)
Operating loss						$(897,194)

Intersegment revenues	$—	$1,216	$1,372	$—	$—	$2,588
Capital expenditures	14,870	5,502	904	1,497	—	22,773
Share-based compensation expense	—	—	—	9,212	—	9,212

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2024
Revenue	$1,069,370	$524,582	$139,250	$—	$(5,072)	$1,728,130
Operating expenses(1)	887,925	364,585	91,706	134,162	(5,072)	1,473,306
Segment Adjusted EBITDA(2)	$181,445	$159,997	$47,544	$(134,162)	$—	$254,824
Depreciation and amortization						(209,518)
Impairment charges						(921,732)
Other operating expense, net						(1,088)
Restructuring expenses						(51,161)
Share-based compensation expense						(15,700)
Operating loss						$(944,375)

Intersegment revenues	$—	$2,360	$2,712	$—	$—	$5,072
Capital expenditures	24,599	11,119	4,424	2,612	—	42,754
Share-based compensation expense				15,700		15,700

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2023
Revenue	$1,124,957	$484,250	$127,155	$—	$(5,109)	$1,731,253
Operating expenses(1)	875,503	345,549	93,312	137,393	(5,109)	1,446,648
Segment Adjusted EBITDA(2)	$249,454	$138,701	$33,843	$(137,393)	$—	$284,605
Depreciation and amortization						(216,577)
Impairment charges						(964,517)
Other operating income, net						40
Restructuring expenses						(30,243)
Share-based compensation expense						(19,364)
Operating loss						$(946,056)

Intersegment revenues	$—	$2,405	$2,704	$—	$—	$5,109
Capital expenditures	41,294	11,279	4,791	4,574	—	61,938
Share-based compensation expense	—	—	—	19,364	—	19,364
(1) Operating expenses consist of Direct operating expenses and SG&A expenses, excluding Restructuring expenses and share-based compensation expenses.
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

Cost Savings Initiatives

During the first half of 2024, we implemented operating expense savings initiatives to change and streamline our organization, increase automation and use of technology, examine our sourcing strategies, and leverage our scale to drive greater efficiency. We have incurred certain costs in connection with executing on these initiatives and we continue to explore opportunities for further efficiencies.

Impairment Charges

Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, and has delayed our expected recovery and has had an adverse impact on our revenue and cash flows. This challenging environment could have a significant impact on our financial results. In addition, this economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. We therefore performed interim impairment tests as of June 30, 2024 on our indefinite-lived Federal Communication Commission ("FCC") licenses and goodwill.

The uncertainty surrounding the demand for advertising and the adverse impact on the trading values of our debt and equity securities impacted the key assumptions used in the models that are utilized to value our FCC licenses and goodwill. As a result, the fair values of certain of our FCC licenses and reporting units have decreased.

Our FCC licenses are valued using a direct valuation approach, with the key assumptions being market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. We obtained the most recent broadcast radio industry revenue projections for use in our valuation model, as well as various other sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of June 30, 2024.

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on our interim testing, the estimated fair value of our FCC licenses was below their carrying values. As a result, we recognized a non-cash impairment charge of $304.1 million on our FCC licenses.

The goodwill impairment test requires us to measure the fair value of our reporting units, which is compared to the carrying value of the reporting units, including goodwill. Each of our reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and in management’s judgment in applying these factors. The economic environment resulting from inflation, higher interest rates, and the related uncertainty in the markets negatively impacted the trading values of our debt and equity securities and also impacted certain assumptions used to estimate the fair values of our reporting units for purposes of performing the interim goodwill impairment test. Based on our valuation analysis, we determined that the estimated fair values of two of our reporting units were below their carrying values, including goodwill, which required us to recognize a non-cash impairment charge of $616.1 million to reduce our goodwill balance.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the magnitude of the impact of current market conditions, as well as the timing of any recovery. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Executive Summary
Consolidated revenues for the second quarter of 2024 increased due to a continued increase in demand for digital advertising and increased political revenues as 2024 is a presidential election year, partially offset by lower spending on radio advertising as a result of continued uncertain market conditions.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $929.1 million increased $9.1 million, or 1.0%, during the quarter ended June 30, 2024 compared to Consolidated Revenue of $920.0 million in the prior year's second quarter.
•Multiplatform Group Revenue decreased $20.0 million, or 3.4%, and Segment Adjusted EBITDA decreased $58.1 million, or 35.8%, compared to the prior year's second quarter, respectively.
•Digital Audio Group Revenue increased $24.8 million, or 9.5%, and Segment Adjusted EBITDA increased $7.3 million, or 8.6%, compared to the prior year's second quarter, respectively.
•Audio & Media Services Group Revenue increased $4.3 million, or 6.5%, and Segment Adjusted EBITDA increased $5.4 million, or 28.9%, compared to the prior year's second quarter, respectively.
•Operating loss of $909.7 million increased $12.5 million from $897.2 million in the prior year’s second quarter, primarily due to the increase in direct operating expense and SG&A expense as discussed further below, partially offset by the decrease in non-cash impairment charges of $920.2 million recognized in the second quarter of 2024 compared to the $960.6 million of non-cash impairment charges recognized in the prior year period. The non-cash impairment charges primarily related to goodwill and FCC license impairments in both periods.
•Net loss of $982.0 million increased $99.0 million from $883.0 million in the prior year's second quarter, primarily due to a decrease in deferred tax benefits recorded in 2024 compared to the prior year period.
•Cash flows provided by operating activities of $26.7 million decreased from cash flow provided by operating activities of $56.8 million in the prior year's second quarter.
•Adjusted EBITDA(1) of $150.2 million, was down $41.0 million from $191.2 million in prior year's second quarter.
•Free cash flow(2) of $5.6 million decreased from $34.0 million in the prior year's second quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,
	2024	2023
Revenue	$929,092	$920,014
Operating loss	(909,667)	(897,194)
Net loss	(981,989)	(882,982)
Cash provided by operating activities	26,729	56,772

Adjusted EBITDA(1)	$150,207	$191,181
Free cash flow(2)	5,557	33,999
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating loss, the most closely comparable U.S. generally accepted accounting principles ("GAAP") measure, and to Net loss, please see "Reconciliation of Operating loss to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free cash flow” in this MD&A.

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$929,092	$920,014	$1,728,130	$1,731,253
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	382,049	355,061	723,409	699,681
Selling, general and administrative expenses (excludes depreciation and amortization)	431,614	393,773	816,758	796,574
Depreciation and amortization	104,356	108,065	209,518	216,577
Impairment charges	920,224	960,570	921,732	964,517
Other operating (income) expense, net	516	(261)	1,088	(40)
Operating loss	(909,667)	(897,194)	(944,375)	(946,056)
Interest expense, net	95,577	98,693	191,092	194,150
Gain (loss) on investments, net	(412)	(6,038)	91,582	(12,543)
Equity in loss of nonconsolidated affiliates	(61)	(44)	(106)	(4)
Gain on extinguishment of debt	—	22,902	—	27,527
Other expense, net	(231)	(272)	(727)	(371)
Loss before income taxes	(1,005,948)	(979,339)	(1,044,718)	(1,125,597)
Income tax benefit	23,959	96,357	44,621	20,252
Net loss	(981,989)	(882,982)	(1,000,097)	(1,105,345)
Less amount attributable to noncontrolling interest	(331)	1,488	69	1,385
Net loss attributable to the Company	$(981,658)	$(884,470)	$(1,000,166)	$(1,106,730)

The table below presents the comparison of our revenue streams for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Broadcast Radio	$425,490	$429,152	(0.9)%	$784,828	$812,390	(3.4)%
Networks	106,591	122,168	(12.8)%	208,642	230,122	(9.3)%
Sponsorship and Events	39,121	38,210	2.4%	66,950	70,797	(5.4)%
Other	4,705	6,414	(26.6)%	8,950	11,648	(23.2)%
Multiplatform Group	575,907	595,944	(3.4)%	1,069,370	1,124,957	(4.9)%
Digital, excluding Podcast	181,093	164,147	10.3%	329,437	310,732	6.0%
Podcast	104,521	96,707	8.1%	195,145	173,518	12.5%
Digital Audio Group	285,614	260,854	9.5%	524,582	484,250	8.3%
Audio & Media Services Group	70,082	65,804	6.5%	139,250	127,155	9.5%
Eliminations	(2,511)	(2,588)		(5,072)	(5,109)
Revenue, total	$929,092	$920,014	1.0%	$1,728,130	$1,731,253	(0.2)%

Consolidated results for the three and six months ended June 30, 2024 compared to the consolidated results for the three and six months ended June 30, 2023 were as follows:
Revenue
Consolidated revenue increased $9.1 million during the three months ended June 30, 2024 compared to the same period of 2023. Multiplatform Group revenue decreased $20.0 million, or 3.4%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in non-cash trade revenues and political revenues as 2024 is a presidential election year. Digital Audio Group revenue increased $24.8 million, or 9.5%, driven primarily by continuing increases in demand for digital advertising. Audio & Media Services revenue increased $4.3 million, or 6.5%, primarily as a result of higher political revenue.
Consolidated revenue decreased $3.1 million during the six months ended June 30, 2024 compared to the same period of 2023. Multiplatform Group revenue decreased $55.6 million, or 4.9%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in non-cash trade revenues and political revenues as 2024 is a presidential election year. Digital Audio Group revenue increased $40.3 million, or 8.3%, driven primarily by continuing increases in demand for digital advertising. Audio & Media Services revenue increased $12.1 million, or 9.5%, primarily as a result of contract termination fees earned by Katz Media and due to higher political revenue.
Direct Operating Expenses
Consolidated direct operating expenses increased $27.0 million, or 7.6%, during the three months ended June 30, 2024 compared to the same period of 2023. The increase was primarily driven by higher variable content costs, including higher profit sharing expenses and third-party digital costs related to the increase in digital revenues and an increase in music license fees, as well as an increase in event costs related to the timing of the iHeartRadio Music Awards which was in the second quarter of 2024 and the first quarter of 2023.
Consolidated direct operating expenses increased $23.7 million, or 3.4%, during the six months ended June 30, 2024 compared to the same period of 2023. The increase was primarily driven by higher variable content costs, including higher profit sharing expenses and third-party digital costs related to the increase in digital revenues and an increase in broadcast music license fees, partially offset by lower broadcast profit sharing expense.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $37.8 million, or 9.6%, during the three months ended June 30, 2024 compared to the same period of 2023. The increase was driven primarily by higher non-cash trade expense due to the timing of the iHeartRadio Music Awards which was in the second quarter of 2024 and the first quarter of 2023 and an increase in costs incurred in connection with executing on our cost savings initiatives, partially offset by lower bad debt expense and lower bonus expense based on results.
Consolidated SG&A expenses increased $20.2 million, or 2.5%, during the six months ended June 30, 2024 compared to the same period of 2023. The increase was driven primarily by an increase in certain costs incurred in connection with executing on our cost savings initiatives and higher non-cash trade and barter expense primarily related to the 2024 iHeartRadio Music Awards, partially offset by lower bonus expense based on results.
Depreciation and Amortization
Depreciation and amortization decreased $3.7 million and $7.1 million during the three and six months ended June 30, 2024 compared to the same periods of 2023, respectively, primarily as a result of a lower fixed asset base due to properties sold in 2022 and 2023 in connection with our real estate optimization initiatives.

Impairment Charges
During the three months ended June 30, 2024 and 2023, we recorded non-cash impairment charges of $920.2 million and $960.6 million, respectively, primarily to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values. During the six months ended June 30, 2024 and 2023, we recorded non-cash impairment charges of $921.7 million and $964.5 million, respectively, primarily to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values. The impairment charges resulted from the economic uncertainty due to inflation and higher interest rates that has had an adverse impact on our results, and has resulted in a significant decrease in the trading values of our debt and equity securities for a sustained period. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, to the consolidated financial statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Interest Expense, net
Interest expense decreased $3.1 million during the three and six months ended June 30, 2024 compared to the same periods of 2023, primarily as a result of the lower outstanding aggregate principal of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 due to the repurchases of $204.0 million of the notes for $147.3 million in cash made during 2023, partially offset by the increase in floating borrowing rates.
Gain (Loss) on Investments, Net
During the three months ended June 30, 2024, we recognized a loss on investments, net of $0.4 million, related to declines in the value of our investments. During the six months ended June 30, 2024, we recognized a gain on investments, net of $91.6 million, primarily due to the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024, partially offset by declines in the value of certain investments.
During the three and six months ended June 30, 2023, we recognized a loss on investments, net of $6.0 million and $12.5 million, respectively, related to declines in the value of our investments.
Gain on Extinguishment of Debt
During the three months ended June 30, 2023, we recognized a gain on extinguishment of debt of $22.9 million in connection with the open market repurchases of $79.9 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $57.0 million in cash. During the six months ended June 30, 2023, we recognized a gain on extinguishment of debt of $27.5 million in connection with the open market repurchases of $99.9 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $72.4 million in cash. There were no repurchases during the three and six months ended June 30, 2024.
Income Tax Benefit
The effective tax rates for the Company for the three and six months ended June 30, 2024 were 2.4% and 4.3%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as by impairment charges to non-deductible goodwill recorded during the second quarter, as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. The deferred tax benefit primarily consists of $77.3 million related to the FCC license impairment charges recorded during the second quarter of 2024. The deferred benefit was partially offset by deferred tax expense recorded for valuation allowances against certain deferred tax assets.
The effective tax rates for the Company for the three and six months ended June 30, 2023 were 9.8% and 1.8%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods, as well as by impairment charges to non-deductible goodwill. The deferred tax benefit primarily consists of $92.9 million related to the FCC license impairment charges recorded during the second quarter of 2023.

Net Loss Attributable to the Company
Net loss attributable to the Company of $981.7 million during the three months ended June 30, 2024 reflected an increase of $97.2 million compared to Net loss attributable to the Company of $884.5 million during the three months ended June 30, 2023, primarily due to a decrease in deferred tax benefits recorded in 2024 compared to the prior year period.
Net loss attributable to the Company of $1,000.2 million during the six months ended June 30, 2024 reflected a decrease of $106.5 million compared to Net loss attributable to the Company of $1,106.7 million during the six months ended June 30, 2023, primarily due to the non-cash impairment charges of $921.7 million recognized in 2024 compared to the $964.5 million recognized in the prior year period.
Multiplatform Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$575,907	$595,944	(3.4)%	$1,069,370	$1,124,957	(4.9)%
Operating expenses(1)	471,644	433,542	8.8%	887,925	875,503	1.4%
Segment Adjusted EBITDA	$104,263	$162,402	(35.8)%	$181,445	$249,454	(27.3)%
Segment Adjusted EBITDA margin	18.1%	27.3%		17.0%	22.2%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months
Revenue from our Multiplatform Group decreased $20.0 million compared to the prior year primarily due to a decrease in broadcast and networks advertising in connection with continued uncertain market conditions, partially offset by an increase in non-cash trade revenue and political revenues. Broadcast revenue declined $3.7 million, or 0.9%, year-over-year, driven by lower spot revenue, partially offset by an increase in non-cash trade revenues and political advertising. Networks declined $15.6 million, or 12.8%, year-over-year due primarily to the impact of non-returning advertisers. Revenue from Sponsorship and Events increased $0.9 million, or 2.4%, year-over-year.

Operating expenses increased $38.1 million, driven primarily by higher non-cash trade expense and live event costs due to the timing of the iHeartRadio Music Awards which was in the second quarter of 2024 and the first quarter of 2023 and higher broadcast music license fees.
Six Months
Revenue from our Multiplatform Group decreased $55.6 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in non-cash trade revenue and political revenues. Broadcast revenue declined $27.6 million, or 3.4%, year-over-year, driven by lower spot revenue, partially offset by an increase in political advertising and non-cash trade revenues. Networks declined $21.5 million, or 9.3%, year-over-year due primarily to the impact of non-returning advertisers. Revenue from Sponsorship and Events decreased 3.8 million, or 5.4%, year-over-year.
Operating expenses increased $12.4 million, driven primarily by higher non-cash trade expense related to the 2024 iHeartRadio Music Awards and higher broadcast music license fees, partially offset by lower bonus expense based on results.

Digital Audio Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$285,614	$260,854	9.5%	$524,582	$484,250	8.3%
Operating expenses(1)	193,744	176,272	9.9%	364,585	345,549	5.5%
Segment Adjusted EBITDA	$91,870	$84,582	8.6%	$159,997	$138,701	15.4%
Segment Adjusted EBITDA margin	32.2%	32.4%		30.5%	28.6%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months
Revenue from our Digital Audio Group increased $24.8 million compared to the prior year, driven by Digital, excluding Podcast revenue, which grew $16.9 million, or 10.3% year-over-year, primarily due to an increase in demand for digital advertising, and Podcast revenue which increased by $7.8 million, or 8.1% year-over-year, primarily due to the continued increase in demand for podcasting from advertisers and higher non-cash trade revenue.
Operating expenses increased $17.5 million, primarily driven by higher variable content costs, including higher profit sharing agreements and third-party digital costs related to the increase in revenues.
Six Months
Revenue from our Digital Audio Group increased $40.3 million compared to the prior year, driven by Podcast revenue which increased by $21.6 million, or 12.5% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $18.7 million, or 6.0% year-over-year, primarily due to an increase in demand for digital advertising, partially offset by a decrease in COVID-19 related advertisers.
Operating expenses increased $19.1 million, primarily driven by higher variable content costs, including higher third-party digital costs and profit sharing related to the increase in revenues, partially offset by lower compensation expense.
Audio & Media Services Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$70,082	$65,804	6.5%	$139,250	$127,155	9.5%
Operating expenses(1)	46,233	47,305	(2.3)%	91,706	93,312	(1.7)%
Segment Adjusted EBITDA	$23,849	$18,499	28.9%	$47,544	$33,843	40.5%
Segment Adjusted EBITDA margin	34.0%	28.1%		34.1%	26.6%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months
Revenue from our Audio & Media Services Group increased $4.3 million compared to the prior year period, primarily due to higher political revenue as 2024 is a presidential election year.
Operating expenses decreased $1.1 million, primarily as a result of a favorable shift in the sales mix toward services and a decrease in employee compensation expense.
Six Months
Revenue from our Audio & Media Services Group increased $12.1 million compared to the prior year period primarily due to contract termination fees earned by Katz Media and higher political revenue as 2024 is a presidential election year.

Operating expenses decreased $1.6 million primarily as a result of a favorable shift in the sales mix toward services and a decrease in employee compensation expense.

Reconciliation of Operating loss to Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating loss	$(909,667)	$(897,194)	$(944,375)	$(946,056)
Depreciation and amortization	104,356	108,065	209,518	216,577
Impairment charges	920,224	960,570	921,732	964,517
Other operating (income) expense, net	516	(261)	1,088	(40)
Restructuring expenses	27,558	10,789	51,161	30,243
Share-based compensation expense	7,220	9,212	15,700	19,364
Adjusted EBITDA(1)	$150,207	$191,181	$254,824	$284,605

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(981,989)	$(882,982)	$(1,000,097)	$(1,105,345)
Income tax benefit	(23,959)	(96,357)	(44,621)	(20,252)
Interest expense, net	95,577	98,693	191,092	194,150
Depreciation and amortization	104,356	108,065	209,518	216,577
EBITDA	$(806,015)	$(772,581)	$(644,108)	$(714,870)
(Gain) loss on investments, net	412	6,038	(91,582)	12,543
Gain on extinguishment of debt	—	(22,902)	—	(27,527)
Other expense, net	231	272	727	371
Equity in loss of nonconsolidated affiliates	61	44	106	4
Impairment charges	920,224	960,570	921,732	964,517
Other operating (income) expense, net	516	(261)	1,088	(40)
Restructuring expenses	27,558	10,789	51,161	30,243
Share-based compensation expense	7,220	9,212	15,700	19,364
Adjusted EBITDA(1)	$150,207	$191,181	$254,824	$284,605
(1)We define Adjusted EBITDA as consolidated Operating loss adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating (income) expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax benefit, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Gain on extinguishment of debt, Other expense, net, Equity in loss of nonconsolidated affiliates, Impairment charges, Other operating (income) expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating loss or net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.
Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash provided by (used for) operating activities	$26,729	$56,772	$(32,548)	$(37,211)
Purchases of property, plant and equipment	(21,172)	(22,773)	(42,754)	(61,938)
Free cash flow(1)	$5,557	$33,999	$(75,302)	$(99,149)
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

Share-based compensation expenses are recorded in SG&A expenses and were $7.2 million and $9.2 million for the three months ended June 30, 2024 and 2023, respectively. Share-based compensation expenses were $15.7 million and $19.4 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there was $44.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.7 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Six Months Ended June 30,
	2024	2023
Cash provided by (used for):
Operating activities	$(32,548)	$(37,211)
Investing activities	55,871	(59,260)
Financing activities	(4,816)	(74,875)
Free Cash Flow(1)	(75,302)	(99,149)
(1) For a definition of Free Cash Flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $32.5 million during the six months ended June 30, 2024 compared to $37.2 million during the six months ended June 30, 2023. The improvement was primarily due to an improvement in the timing of receivable collections, largely offset by a decrease in revenue from our Multiplatform Group, and an increase in cash bonus payments in 2024 compared to 2023.

Investing Activities
Cash provided by investing activities of $55.9 million during the six months ended June 30, 2024 primarily reflects $101.4 million of proceeds received from the sale of our investment in BMI, partially offset by $42.8 million in cash used for capital expenditures. For capital expenditures during the period, we spent $24.6 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $11.1 million in our Digital Audio Group segment primarily related to IT infrastructure, $4.5 million in our Audio & Media Services Group segment, primarily related to software, and $2.6 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $59.3 million during the six months ended June 30, 2023 primarily reflects $61.9 million in cash used for capital expenditures. For capital expenditures during the period, we spent $41.3 million in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $11.3 million in our Digital Audio Group segment primarily related to IT infrastructure, $4.8 million in our Audio & Media Services Group segment, primarily related to software, and $4.6 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities totaled $4.8 million during the six months ended June 30, 2024 primarily due to distributions to noncontrolling interest holders.

Cash used for financing activities totaled $74.9 million during the six months ended June 30, 2023 primarily due to the repurchases of $99.9 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $72.4 million in cash, reflecting a discounted purchase price from the face value of the notes.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $364.7 million as of June 30, 2024, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). As of June 30, 2024, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $23.7 million in outstanding letters of credit, resulting in $426.3 million of borrowing base availability. Our total available liquidity1 as of June 30, 2024 was $791.0 million.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact 2024 revenues and cash flows. For the six months ended June 30, 2024, our revenues increased compared to the six months ended June 30, 2023 primarily due to revenue growth in our Digital Audio Group, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to fund our working capital and maintain operations, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities.

Assuming the current level of borrowings and interest rates in effect at June 30, 2024, we anticipate that we will have approximately $196.3 million of cash interest payments in the remainder of 2024 compared to $197.2 million of cash interest payments during the same period in 2023, primarily due to the lower outstanding debt balance as a result of the note repurchases in 2023, partially offset by an increase in floating interest rates. Future increases in interest rates could have a significant impact on our cash interest payments.

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

Summary Debt Capital Structure
As of June 30, 2024 and December 31, 2023, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	June 30, 2024	December 31, 2023
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	3,159	3,367
Total Secured Debt	$4,318,411	$4,318,619

8.375% Senior Unsecured Notes due 2027	916,357	916,357
Other Subsidiary Debt	694	—
Original issue discount	(6,003)	(7,558)
Long-term debt fees	(10,644)	(12,268)
Total Debt	$5,218,815	$5,215,150
Less: Cash and cash equivalents	364,744	346,382
Net Debt[1]	$4,854,071	$4,868,768

1 Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations, including our ability to service our long-term debt obligations. We define Net Debt as Total Debt less Cash and cash equivalents.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of June 30, 2024, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended June 30, 2024. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of June 30, 2024, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2024, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of June 30, 2024, we were in compliance with all covenants related to our debt agreements.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2024, approximately 43% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the six months ended June 30, 2024 would have changed by $11.5 million.
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

Economic uncertainty due to higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, and has delayed our expected recovery and has had an adverse impact on our revenue and cash flows. This challenging environment could have a significant impact on our financial results. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed an impairment test as of June 30, 2024 on our indefinite-lived FCC licenses and goodwill.

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

On June 30, 2024, we performed an interim impairment test in accordance with ASC 350-30-35 and we concluded that a $304.1 million impairment of the indefinite-lived intangible assets was required. In determining the fair value of our FCC licenses, the following key assumptions were used:

•Revenue forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, and revenue growth projections made by industry analysts were used for the initial five-year period;
•2.0% over-the-air revenue growth and 3.0% digital revenue growth was assumed beyond the initial five-year period and 1.0% revenue growth was assumed in the terminal period;
•Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;
•Operating margins of 8.0% in the first year gradually climb to the industry average margin in year 3 of up to 16.3%, depending on market size; and
•Assumed discount rates of 9.5% for large markets and 10.0% for small markets.

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

Impact on the Fair Value of our FCC Licenses due to 100 bps Change in:
Revenue Growth Rate	Profit Margin	Discount Rate
(in thousands)
$123,114	$120,132	$142,164

At June 30, 2024, the carrying value of our FCC licenses was $809.9 million after the impairment of $304.1 million. An increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.

Goodwill

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded. The impairment testing performed as of June 30, 2024 has resulted in a decrease in the fair values of our reporting units. The carrying values of our Multiplatform and RCS reporting units exceeded their fair values. The fair values of our Digital and Katz reporting units exceeded their carrying values.

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

On June 30, 2024, we performed our interim impairment test in accordance with ASC 350-30-35, resulting in a $616.1 million impairment of goodwill. In determining the fair value of our reporting units, we considered industry and market factors including trading multiples of similar businesses and the trading prices of our debt and equity securities. For purposes of assessing the discounted future cash flows of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2024 through 2028. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.
•Revenues beyond 2028 are projected to grow at a perpetual growth rate, which we estimated at 1.0% for our Multiplatform Reporting unit (beyond 2033), 3.0% for our Digital Audio Reporting unit (beyond 2032), and 2.0% for our RCS and Katz Media Reporting units.
•Profit margins beyond 2028 utilize the 2028 margin implied in the multi-year forecasts.
•In order to risk adjust the cash flow projections in determining fair value, we utilized discounts rates between 17% and 20% for each of our reporting units.

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

(In thousands)	Impact on the Fair Value of our Goodwill due to 100bps Change in:
Reporting Unit	Revenue Growth Rate	Profit Margin	Discount Rate
Multiplatform	$127,528	$98,208	$114,259
Digital	61,541	61,790	58,055
Katz Media	10,342	8,189	9,614
RCS	8,342	4,356	6,684

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	14,725	$2.21	—	$—
May 1 through May 31	503,466	1.28	—	—
June 1 through June 30	621	1.12	—	—
Total	518,812	$1.31	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2024 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2024).

3.3	Third Amended and Restated Bylaws of iHeartMedia, Inc. (incorporated by reference to Exhibit 3.2 of iHeartMedia, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
10.1*	Director Deferred Compensation Plan
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

Date:	August 8, 2024	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary