Form 10-Q
period 2024-09-30
iHeartMedia, Inc.
filed 2024-11-07
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2024
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	125,788,438
Class B Common Stock, $.001 par value	21,285,914

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$431,764	$346,382
Accounts receivable, net of allowance of $40,479 in 2024 and $38,055 in 2023	894,468	1,041,214
Prepaid expenses	148,021	93,131
Other current assets	33,778	26,189
Total Current Assets	1,508,031	1,506,916
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	500,171	558,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	809,928	1,113,979
Other intangibles, net	988,800	1,173,210
Goodwill	1,105,347	1,721,483
OTHER ASSETS
Operating lease right-of-use assets	670,959	704,992
Other assets	195,774	173,166
Total Assets	$5,779,010	$6,952,611
CURRENT LIABILITIES
Accounts payable	$235,756	$236,162
Current operating lease liabilities	70,360	73,832
Accrued expenses	258,685	317,575
Accrued interest	51,537	61,987
Deferred revenue	162,934	158,540
Current portion of long-term debt	1,059	340
Total Current Liabilities	780,331	848,436
Long-term debt	5,220,788	5,214,810
Noncurrent operating lease liabilities	721,734	762,820
Deferred income taxes	272,516	339,768
Other long-term liabilities	193,062	171,535
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	5,236	9,397
Preferred stock, par value $.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 127,344,725 and 124,299,288 shares in 2024 and 2023, respectively	128	125
Class B Common Stock, par value $.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,285,914 and 21,347,363 shares in 2024 and 2023, respectively	21	21
Special Warrants, 5,039,323 and 5,101,870 issued and outstanding in 2024 and 2023, respectively	—	—
Additional paid-in capital	2,969,013	2,947,096
Accumulated deficit	(4,371,573)	(3,330,142)
Accumulated other comprehensive loss	(1,334)	(1,128)
Cost of shares (1,567,688 in 2024 and 983,589 in 2023) held in treasury	(10,912)	(10,127)
Total Stockholders' Deficit	(1,409,421)	(384,758)
Total Liabilities and Stockholders' Deficit	$5,779,010	$6,952,611
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,008,133	$952,989	$2,736,263	$2,684,242
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	409,745	379,997	1,133,154	1,079,678
Selling, general and administrative expenses (excludes depreciation and amortization)	418,833	393,628	1,235,591	1,190,202
Depreciation and amortization	101,331	106,451	310,849	323,028
Impairment charges	412	570	922,144	965,087
Other operating expense	1,092	3,378	2,180	3,338
Operating income (loss)	76,720	68,965	(867,655)	(877,091)
Interest expense, net	95,715	99,509	286,807	293,659
Gain (loss) on investments, net	(103)	(7,381)	91,479	(19,924)
Equity in loss of nonconsolidated affiliates	(2,587)	(3,514)	(2,693)	(3,518)
Gain on extinguishment of debt	—	23,947	—	51,474
Other income (expense), net	1,195	(738)	468	(1,109)
Loss before income taxes	(20,490)	(18,230)	(1,065,208)	(1,143,827)
Income tax benefit (expense)	(20,835)	9,261	23,786	29,513
Net loss	(41,325)	(8,969)	(1,041,422)	(1,114,314)
Less amount attributable to noncontrolling interest	(60)	84	9	1,469
Net loss attributable to the Company	$(41,265)	$(9,053)	$(1,041,431)	$(1,115,783)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	262	(332)	(206)	(455)
Other comprehensive income (loss), net of tax	262	(332)	(206)	(455)
Comprehensive loss	(41,003)	(9,385)	(1,041,637)	(1,116,238)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(41,003)	$(9,385)	$(1,041,637)	$(1,116,238)
Net loss attributable to the Company per common share:
Basic	$(0.27)	$(0.06)	$(6.90)	$(7.48)
Weighted average common shares outstanding - Basic	151,990	149,695	150,978	149,084
Diluted	$(0.27)	$(0.06)	$(6.90)	$(7.48)
Weighted average common shares outstanding - Diluted	151,990	149,695	150,978	149,084

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2024	126,905,933	21,344,390	5,043,307	$5,683	$148	$2,962,275	$(4,330,308)	$(1,596)	$(10,845)	$(1,374,643)
Net loss				(60)	—	—	(41,265)	—	—	(41,325)
Vesting of restricted stock and other	376,332			—	1	(1)	—	—	(67)	(67)
Share-based compensation				—	—	6,739	—	—	—	6,739
Dividend declared and paid to noncontrolling interests				(387)	—	—	—	—	—	(387)
Conversion of Special Warrants to Class A or Class B Shares	3,984		(3,984)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	58,476	(58,476)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	262	—	262
Balances at September 30, 2024	127,344,725	21,285,914	5,039,323	$5,236	$149	$2,969,013	$(4,371,573)	$(1,334)	$(10,912)	$(1,409,421)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2023	124,046,612	21,347,363	5,111,055	$10,351	$145	$2,931,598	$(3,334,212)	$(1,454)	$(9,886)	$(403,458)
Net income (loss)				84	—	—	(9,053)	—	—	(8,969)
Vesting of restricted stock and other	218,113			—	1	(1)	—	—	(229)	(229)
Share-based compensation				—	—	7,734	—	—	—	7,734
Dividend declared and paid to noncontrolling interests				(1,567)	—	—	—	—	—	(1,567)
Conversion of Special Warrants to Class A and Class B Shares	9,185	—	(9,185)	—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(332)	—	(332)
Balances at September 30, 2023	124,273,910	21,347,363	5,101,870	$8,868	$146	$2,939,331	$(3,343,265)	$(1,786)	$(10,115)	$(406,821)
(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2024 or 2023.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				9	—	—	(1,041,431)	—	—	(1,041,422)
Vesting of restricted stock and other	2,921,441			—	3	(3)	—	—	(785)	(785)
Share-based compensation				—	—	21,920	—	—	—	21,920
Dividends declared and paid to noncontrolling interests				(4,170)	—	—	—	—	—	(4,170)
Conversion of Special Warrants to Class A and Class B Shares	62,547		(62,547)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	61,449	(61,449)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(206)	—	(206)
Balances at September 30, 2024	127,344,725	21,285,914	5,039,323	$5,236	$149	$2,969,013	$(4,371,573)	$(1,334)	$(10,912)	$(1,409,421)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net income (loss)				1,469	—	—	(1,115,783)	—	—	(1,114,314)
Vesting of restricted stock and other	1,764,225			—	2	(2)	—	—	(1,181)	(1,181)
Share-based compensation				—	—	26,833	—	—	—	26,833
Dividends declared and paid to noncontrolling interests				(2,210)	—	—	—	—	—	(2,210)
Conversion of Special Warrants to Class A and Class B Shares	9,383	59	(9,442)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	129,877	(129,877)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(455)	—	(455)
Balances at September 30, 2023	124,273,910	21,347,363	5,101,870	$8,868	$146	$2,939,331	$(3,343,265)	$(1,786)	$(10,115)	$(406,821)

(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2024, 2023 or 2022.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,041,422)	$(1,114,314)
Reconciling items:
Impairment charges	922,144	965,087
Depreciation and amortization	310,849	323,028
Deferred taxes	(67,239)	(107,089)
Provision for doubtful accounts	13,774	22,914
Amortization of deferred financing charges and note discounts, net	5,247	5,026
Share-based compensation	21,920	26,833
Loss on disposal of operating and other assets	1,090	1,706
(Gain) Loss on investments	(91,479)	19,924
Equity in loss of nonconsolidated affiliates	2,693	3,518
Gain on extinguishment of debt	—	(51,474)
Barter and trade income	(28,779)	(21,419)
Other reconciling items, net	273	800
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	128,433	30,769
Increase in prepaid & other current assets	(46,938)	(56,835)
Decrease in other long-term assets	347	401
Increase (Decrease) in accounts payable	4,229	(60,748)
Increase (Decrease) in accrued expenses	(57,051)	43,107
Decrease in accrued interest	(10,451)	(11,539)
Increase in deferred revenue	2,048	42,497
Increase (Decrease) in other long-term liabilities	529	(3,234)
Cash provided by operating activities	70,217	58,958
Cash flows from investing activities:
Proceeds from sale of investments	101,756	3,106
Purchases of property, plant and equipment	(72,174)	(90,456)
Proceeds from disposal of assets	254	54,101
Change in other, net	(6,319)	(6,742)
Cash provided by (used for) investing activities	23,517	(39,991)
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(586)	(138,565)
Dividends and other payments to noncontrolling interests	(4,170)	(2,210)
Change in other, net	(3,687)	(1,182)
Cash used for financing activities	(8,443)	(141,957)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	91	(192)
Net increase (decrease) in cash, cash equivalents and restricted cash	85,382	(123,182)
Cash, cash equivalents and restricted cash at beginning of period	346,382	336,661
Cash, cash equivalents and restricted cash at end of period	$431,764	$213,479
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$301,900	$304,216
Cash paid for income taxes	3,675	13,254
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
The challenging environment has resulted in lower advertising spending by businesses and has delayed our expected recovery. In addition, this economic uncertainty has had a significant impact on the trading values of the Company's debt and equity securities for a sustained period. The Company therefore performed an interim impairment test as of June 30, 2024 on the goodwill recorded in its reporting units, as well as its indefinite-lived Federal Communication Commission ("FCC") licenses. The June 30, 2024 testing resulted in non-cash impairment charges of $616.1 million and $304.1 million to reduce the goodwill and FCC license balances, respectively. The Company performs its annual impairment test on goodwill and indefinite-lived FCC licenses, as of July 1 of each year. No impairment was required in the third quarter as part of the 2024 annual impairment testing.
As of September 30, 2024, the Company had approximately $431.8 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a facility size of $450.0 million, no outstanding borrowings and $23.7 million of outstanding letters of credit, resulting in $426.3 million of borrowing base availability. The Company's total available liquidity as of September 30, 2024 was $858.1 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2024 presentation.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Cash
As of September 30, 2024 and December 31, 2023, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have had a material impact on the Company.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of expenses provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this standard on our disclosures.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended September 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$448,808	$—	$—	$—	$448,808
Networks(2)	115,310	—	—	—	115,310
Sponsorship and Events(3)	50,329	—	—	—	50,329
Digital, excluding Podcast(4)	—	186,996	—	(1,189)	185,807
Podcast(5)	—	114,045	—	—	114,045
Audio & Media Services(6)	—	—	90,050	(1,313)	88,737
Other(7)	4,978	—	—	—	4,978
Total	619,425	301,041	90,050	(2,502)	1,008,014
Revenue from leases(8)	119	—	—	—	119
Revenue, total	$619,544	$301,041	$90,050	$(2,502)	$1,008,133

Three Months Ended September 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$455,103	$—	$—	$—	$455,103
Networks(2)	116,334	—	—	—	116,334
Sponsorship and Events(3)	49,500	—	—	—	49,500
Digital, excluding Podcast(4)	—	164,559	—	(1,222)	163,337
Podcast(5)	—	102,663	—	—	102,663
Audio & Media Services(6)	—	—	61,979	(1,373)	60,606
Other(7)	5,210	—	—	—	5,210
Total	626,147	267,222	61,979	(2,595)	952,753
Revenue from leases(8)	236	—	—	—	236
Revenue, total	$626,383	$267,222	$61,979	$(2,595)	$952,989

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Nine Months Ended September 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$1,233,636	$—	$—	$—	$1,233,636
Networks(2)	323,952	—	—	—	323,952
Sponsorship and Events(3)	117,279	—	—	—	117,279
Digital, excluding Podcast(4)	—	516,433	—	(3,549)	512,884
Podcast(5)	—	309,190	—	—	309,190
Audio & Media Services(6)	—	—	229,300	(4,025)	225,275
Other(7)	13,503	—	—	—	13,503
Total	1,688,370	825,623	229,300	(7,574)	2,735,719
Revenue from leases(8)	544	—	—	—	544
Revenue, total	$1,688,914	$825,623	$229,300	$(7,574)	$2,736,263

Nine Months Ended September 30, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$1,267,493	$—	$—	$—	$1,267,493
Networks(2)	346,456	—	—	—	346,456
Sponsorship and Events(3)	120,297	—	—	—	120,297
Digital, excluding Podcast(4)	—	475,291	—	(3,627)	471,664
Podcast(5)	—	276,181	—	—	276,181
Audio & Media Services(6)	—	—	189,134	(4,077)	185,057
Other(7)	15,719	—	—	—	15,719
Total	1,749,965	751,472	189,134	(7,704)	2,682,867
Revenue from leases(8)	1,375	—	—	—	1,375
Revenue, total	$1,751,340	$751,472	$189,134	$(7,704)	$2,684,242

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Trade and barter revenues	$87,768	$77,228	$198,350	$175,492
Trade and barter expenses	67,243	49,995	159,210	128,902

In addition to the trade and barter revenue in the table above, the Company recognized $13.3 million and $9.7 million during the three months ended September 30, 2024 and 2023, respectively, and $28.8 million and $21.4 million during the nine months ended September 30, 2024 and 2023, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Deferred revenue from contracts with customers:
Beginning balance(1)	$181,883	$184,827	$181,899	$157,910
Revenue recognized, included in beginning balance	(63,013)	(73,407)	(115,463)	(102,588)
Additions, net of revenue recognized during period, and other	64,627	84,600	117,061	140,698
Ending balance	$183,497	$196,020	$183,497	$196,020
(1) Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2024, the Company expects to recognize $246.2 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Leases
As of September 30, 2024, the future lease payments to be received by the Company are as follows:

(In thousands)
2024	$100
2025	149
2026	82
2027	41
2028	25
Thereafter	5
Total	$402

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2024, the Company recognized non-cash impairment charges of $1.5 million due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint. There were no lease impairments recognized during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recognized non-cash impairment charges of $0.6 million and $6.1 million, respectively, due to changes in sublease assumptions for ROU assets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides supplemental cash flow information related to leases for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities	$112,468	$104,784
Lease liabilities arising from obtaining right-of-use assets(1)	15,542	37,736
(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the nine months ended September 30, 2024 and 2023, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $16.2 million and $16.4 million for the three months ended September 30, 2024 and 2023, respectively. The non-cash operating lease expense was $47.7 million and $50.9 million for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	September 30, 2024	December 31, 2023
Land, buildings and improvements	$328,606	$316,655
Towers, transmitters and studio equipment	205,035	195,609
Computer equipment and software	708,795	685,417
Furniture and other equipment	55,726	47,684
Construction in progress	27,849	16,473
	1,326,011	1,261,838
Less: accumulated depreciation	825,840	702,973
Property, plant and equipment, net	$500,171	$558,865
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment.
The Company performs its annual impairment test on goodwill and indefinite-lived FCC licenses, as of July 1 of each year. In addition, the Company tests for impairment of intangible assets whenever events and circumstances indicate that such assets might be impaired.

As discussed in Note 1, Basis of Presentation, economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has had an adverse impact on the Company's revenues, cash flows and trading values of the Company's debt and equity securities for a sustained period. As a result, the Company performed an interim impairment test as of June 30, 2024 on its FCC licenses, which resulted in a non-cash impairment charge of $304.1 million in the second quarter of 2024. No impairment was identified related to our FCC licenses as part of the 2024 annual impairment test performed during the third quarter of 2024.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(925,798)	$1,652,623	$(800,377)
Talent and other contracts	338,900	(235,320)	338,900	(203,479)
Trademarks and tradenames	335,912	(181,955)	335,912	(156,468)
Other	18,003	(13,565)	18,003	(11,904)
Total	$2,345,438	$(1,356,638)	$2,345,438	$(1,172,228)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended September 30, 2024 and 2023 was $61.2 million and $61.7 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the nine months ended September 30, 2024 and 2023 was $184.3 million and $185.3 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2025	$213,758
2026	201,512
2027	176,171
2028	160,395
2029	121,622

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2023(1)	$1,340,459	$311,426	$69,598	$1,721,483
Impairment	(608,958)	—	(7,127)	(616,085)
Foreign currency	—	(73)	22	(51)
Balance as of September 30, 2024	$731,501	$311,353	$62,493	$1,105,347
Cumulative Impairment	$1,954,895	$439,383	$41,642	$2,435,920
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

As discussed above, economic uncertainty has had a significant impact on the Company's revenue, cash flows, and the trading values of the Company's debt and equity securities for a sustained period. As a result, the Company performed an interim impairment test as of June 30, 2024 on its goodwill, resulting in a non-cash impairment charge of $616.1 million in the second quarter of 2024. No impairment was identified related to our goodwill balance as part of the 2024 annual impairment test performed during the third quarter of 2024.

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027(1)	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other secured subsidiary debt(2)	3,076	3,367
Total consolidated secured debt	4,318,328	4,318,619

8.375% Senior Unsecured Notes due 2027	916,357	916,357
Other unsecured subsidiary debt	2,191	—
Original issue discount	(5,213)	(7,558)
Long-term debt fees	(9,816)	(12,268)
Total debt	5,221,847	5,215,150
Less: Current portion	1,059	340
Total long-term debt	$5,220,788	$5,214,810
(1)As of September 30, 2024, the ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $23.7 million of outstanding letters of credit, resulting in $426.3 million of borrowing base availability.
(2)Other secured subsidiary debt consists of finance lease obligations maturing at various dates from 2025 through 2045.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s weighted average interest rate was 7.1% and 7.3% as of September 30, 2024 and December 31, 2023, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $3.9 billion and $4.2 billion as of September 30, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of September 30, 2024, the Company was in compliance with all covenants related to our debt agreements.
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
As further described under Note 10, Subsequent Events, on November 6, 2024, the Company entered into a transaction support agreement (the "TSA") pursuant to which, among other transactions described in Note 10, certain lenders and holders (or their managers, advisors, or sub-advisors) of iHeartCommunications' outstanding notes and term loans (collectively, the "Supporting Holders") have agreed to the terms of, and to support, (i) exchange offer transactions that will be offered to all holders of the Company's Existing Debt (as defined in Note 10), consisting of two alternative exchange transaction structures, each of which will extend the maturity of the Existing Debt tendered in the exchange offer transactions by three years, and (ii) concurrent consent solicitations to amend certain provisions in the indentures and credit agreement governing the Existing Debt. In the first transaction structure, if certain thresholds of holder participation are met, iHeartCommunications will issue new secured debt in exchange for the Existing Debt held by participating holders. Alternatively, if certain thresholds of holder participation are not met, newly-formed subsidiaries of the Company holding certain transferred assets and an intercompany note (to be issued by iHeartMedia + Entertainment, Inc., a wholly owned subsidiary of iHeartCommunications) will issue new secured debt in exchange for the Existing Debt held by participating holders.
Concurrently with entry into the TSA and as further described under Note 10, the Company also entered into an amendment to the ABL Facility to, among other things, permit both exchange transaction alternative and other related transactions, amend certain provisions and increase the interest rate on the ABL Facility by (a) if the first transaction is consummated, 0.50%, and (b) if the alternative transaction is consummated, 1.00%. Such amendments will become effective upon the satisfaction or waiver of certain conditions.

Surety Bonds and Letters of Credit
As of September 30, 2024, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $8.9 million and $23.7 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current tax expense	$(23,066)	$(38,930)	$(43,453)	$(77,576)
Deferred tax benefit	2,231	48,191	67,239	107,089
Income tax benefit (expense)	$(20,835)	$9,261	$23,786	$29,513

The effective tax rates for the Company for the three and nine months ended September 30, 2024 were (101.7)% and 2.2%, respectively. The three month effective tax rate was primarily impacted by changes in the forecasted increase in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company's ability to utilize those assets in future periods. The nine month effective tax rate was primarily impacted by impairment charges to non-deductible goodwill recorded during the second quarter of 2024, as discussed in Note 4, Property, Plant, and Equipment, Intangibles, and Goodwill as well as the valuation allowance changes noted above.

The effective tax rates for the Company for the three and nine months ended September 30, 2023 were 50.8% and 2.6%, respectively. The three month effective tax rate was primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company’s ability to utilize those assets in future periods. The nine month effective tax rate was primarily impacted by impairment charges to non-deductible goodwill recorded during the second quarter of 2023.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the Company's total share based compensation expense by award type:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	$5,636	$5,112	$15,647	$16,750
Performance RSUs	2,150	2,288	6,351	6,520
Options	477	791	1,965	4,285
Total Share Based Compensation Expense(1)	$8,263	$8,191	$23,963	$27,555
(1) Total share based compensation expense includes $1.5 million and $2.0 million of expense from cash settled awards for the three and nine months ended September 30, 2024, respectively. Total share based compensation expense includes $0.4 million and $0.7 million of expense from cash settled awards for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was $38.1 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.6 years and assumes Performance RSUs will be fully earned at target.
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

During the three months ended September 30, 2024 and 2023 there were 3,984 and 9,185 Special Warrants, respectively, exercised for shares of Class A common stock. During the three months ended September 30, 2024 and 2023 there were no Special Warrants exercised for Class B common stock.

During the nine months ended September 30, 2024 and 2023, there were 62,547 and 9,383 Special Warrants, respectively, exercised for shares of Class A common stock. During the nine months ended September 30, 2023, there were 59 Special Warrants exercised for Class B common stock. There were no Special Warrants exercised for Class B common stock during the nine months ended September 30, 2024.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended September 30, 2024 and 2023 stockholders converted 58,476 and no shares, respectively, of the Class B common stock into Class A common stock. During the nine months ended September 30, 2024 and 2023, stockholders converted 61,449 and 129,877 shares, respectively, of the Class B common stock into Class A common stock.

Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NUMERATOR:
Net loss attributable to the Company – common shares	$(41,265)	$(9,053)	$(1,041,431)	$(1,115,783)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	151,990	149,695	150,978	149,084
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	151,990	149,695	150,978	149,084

Net loss attributable to the Company per common share:
Basic	$(0.27)	$(0.06)	$(6.90)	$(7.48)
Diluted	(0.27)	(0.06)	(6.90)	(7.48)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and nine months ended September 30, 2024 and 2023.
(2) Outstanding equity service awards representing 14.8 million and 14.6 million shares of Class A common stock of the Company for the three months ended September 30, 2024 and 2023, respectively, and 15.2 million and 13.3 million for the nine months ended September 30, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 9 – SEGMENT DATA
The Company’s primary businesses are included in its Multiplatform Group and Digital Audio Group segments. Revenue and expenses earned and charged between Multiplatform Group, Digital Audio Group, Audio & Media Services Group, and Corporate are eliminated in consolidation. The Multiplatform Group provides media and entertainment services via broadcast delivery and also includes the Company’s events and national syndication businesses. The Digital Audio Group provides media and entertainment services via digital delivery. The Audio & Media Services Group provides other audio and media services, including the Company’s media representation business (Katz Media) and its provider of scheduling and broadcast software (RCS). Corporate includes infrastructure and support, including executive, information technology, human resources, legal, finance, and administrative functions for the Company’s businesses.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2024
Revenue	$619,544	$301,041	$90,050	$—	$(2,502)	$1,008,133
Operating expenses(1)	489,672	201,035	45,641	69,702	(2,502)	803,548
Segment Adjusted EBITDA(2)	$129,872	$100,006	$44,409	$(69,702)	$—	$204,585
Depreciation and amortization						(101,331)
Impairment charges						(412)
Other operating expense, net						(1,092)
Restructuring expenses						(16,767)
Share-based compensation expense						(8,263)
Operating income						$76,720

Intersegment revenues	$—	$1,189	$1,313	$—	$—	$2,502
Capital expenditures	13,615	5,924	1,376	8,505	—	29,420
Share-based compensation expense	—	—	—	8,263	—	8,263

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2023
Revenue	$626,383	$267,222	$61,979	$—	$(2,595)	$952,989
Operating expenses(1)	463,939	173,565	45,003	69,295	(2,595)	749,207
Segment Adjusted EBITDA(2)	$162,444	$93,657	$16,976	$(69,295)	$—	$203,782
Depreciation and amortization						(106,451)
Impairment charges						(570)
Other operating expense, net						(3,378)
Restructuring expenses						(16,227)
Share-based compensation expense						(8,191)
Operating income						$68,965

Intersegment revenues	$—	$1,222	$1,373	$—	$—	$2,595
Capital expenditures	10,822	6,069	1,509	10,118	—	28,518
Share-based compensation expense	—	—	—	8,191	—	8,191

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2024
Revenue	$1,688,914	$825,623	$229,300	$—	$(7,574)	$2,736,263
Operating expenses(1)	1,377,597	565,620	137,347	203,864	(7,574)	2,276,854
Segment Adjusted EBITDA(2)	$311,317	$260,003	$91,953	$(203,864)	$—	$459,409
Depreciation and amortization						(310,849)
Impairment charges						(922,144)
Other operating expense, net						(2,180)
Restructuring expenses						(67,928)
Share-based compensation expense						(23,963)
Operating loss						$(867,655)

Intersegment revenues	$—	$3,549	$4,025	$—	$—	$7,574
Capital expenditures	38,214	17,043	5,800	11,117	—	72,174
Share-based compensation expense	—	—	—	23,963	—	23,963

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2023
Revenue	$1,751,340	$751,472	$189,134	$—	$(7,704)	$2,684,242
Operating expenses(1)	1,339,441	519,115	138,315	206,689	(7,704)	2,195,856
Segment Adjusted EBITDA(2)	$411,899	$232,357	$50,819	$(206,689)	$—	$488,386
Depreciation and amortization						(323,028)
Impairment charges						(965,087)
Other operating expense, net						(3,338)
Restructuring expenses						(46,469)
Share-based compensation expense						(27,555)
Operating loss						$(877,091)

Intersegment revenues	$—	$3,627	$4,077	$—	$—	$7,704
Capital expenditures	52,116	17,348	6,300	14,692	—	90,456
Share-based compensation expense	—	—	—	27,555	—	27,555
(1) Operating expenses consist of Direct operating and SG&A expenses, excluding Restructuring and share-based compensation expenses.
(2) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating income (loss), the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating income (loss) to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in Item 2 of this Quarterly Report on Form 10-Q.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 – SUBSEQUENT EVENTS
Transaction Support Agreement and Exchange Offer
On November 6, 2024, the Company entered into the TSA with the Supporting Holders of iHeartCommunications' outstanding notes and term loans. The Supporting Holders represent approximately 77% of the aggregate principal amount of iHeartCommunications’ outstanding senior secured notes due 2026, 79% of the aggregate principal amount of its outstanding senior secured notes due 2027, 38% of the aggregate principal amount of its outstanding senior secured notes due 2028, 71% of the aggregate principal amount of its outstanding senior unsecured notes due 2027, and 92% of the aggregate principal amount of its outstanding term loans (collectively, the “Existing Debt”).
The Company and the Supporting Holders have agreed to the terms of, and to support, (i) exchange offer transactions that will be offered to all holders of the Existing Debt, consisting of two alternative exchange transaction structures, each of which will extend the maturity of the Existing Debt tendered in the exchange offer transactions by three years, and (ii) concurrent consent solicitations to amend certain provisions in the indentures and credit agreement governing the Existing Debt. In the first transaction structure, if certain thresholds of holder participation are met, iHeartCommunications will issue new secured debt in exchange for the Existing Debt held by participating holders. Alternatively, if certain thresholds of holder participation are not met, newly-formed subsidiaries of the Company holding certain transferred assets and an intercompany note (to be issued by iHeartMedia + Entertainment, Inc.) will issue new secured debt in exchange for the Existing Debt held by participating holders.
The TSA may be terminated under various circumstances, including if the exchange offer transactions are not consummated on or before December 31, 2024, unless such date is extended pursuant to the terms of the TSA.
Concurrently with entry into the TSA, the Company also entered into an amendment to its ABL Facility (the “ABL Amendment”) to, among other things, permit both exchange transaction alternatives and other transactions related to the exchange, amend certain of the covenants, default provisions contained therein, and increase the interest rate on the ABL Facility by (a) if the first transaction is consummated, 0.50%, and (b) if the alternative transaction is consummated, 1.00%. The amendments contained in the ABL Amendment will become effective upon the satisfaction or waiver of certain conditions, including the consummation of one of the transactions contemplated by the TSA. The Company anticipates commencing the exchange offer in the near term.

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

Management monitors average advertising rates and cost per mille, the cost of every 1,000 advertisement impressions, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. In addition, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically priced the highest. Our price and yield information systems enable our station managers and sales teams to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions. Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

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

Cost Savings Initiatives
In the first three quarters of 2024, we implemented operating expense savings initiatives to change and streamline our organization, increase automation and use of technology, examine our sourcing strategies, and leverage our scale to drive greater efficiency. We have incurred certain costs in connection with executing on these initiatives and we continue to explore opportunities for further efficiencies.

Impairment Charges

Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has delayed our expected recovery and has had an adverse impact on the Company's revenues, cash flows, and the trading values of the Company's debt and equity securities for a sustained period. This challenging environment could continue to have a significant impact on our financial results. We therefore performed interim impairment tests as of June 30, 2024 on our indefinite-lived Federal Communication Commission ("FCC") licenses and goodwill. The June 30, 2024 testing resulted in non-cash impairment charges of $304.1 million and $616.1 million to reduce the FCC license and goodwill balances, respectively.

We perform our annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. No impairment was required as part of the 2024 or 2023 annual impairment testing.

Executive Summary
Consolidated revenues for the third quarter of 2024 increased due to a continued increase in demand for digital advertising and increased political revenues as 2024 is a presidential election year, partially offset by lower spending on radio advertising as a result of continued uncertain market conditions.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $1,008.1 million increased $55.1 million, or 5.8%, during the quarter ended September 30, 2024 compared to Consolidated Revenue of $953.0 million in the prior year's third quarter.
•Multiplatform Group Revenue decreased $6.8 million, or 1.1%, and Segment Adjusted EBITDA decreased $32.6 million, or 20.1%, compared to the prior year's third quarter, respectively.
•Digital Audio Group Revenue increased $33.8 million, or 12.7%, and Segment Adjusted EBITDA increased $6.3 million, or 6.8%, compared to the prior year's third quarter, respectively.
•Audio & Media Services Group Revenue increased $28.1 million, or 45.3%, and Segment Adjusted EBITDA increased $27.4 million, or 161.6%, compared to the prior year's third quarter, respectively, primarily driven by an increase in political revenue.
•Operating income of $76.7 million increased $7.7 million from $69.0 million in the prior year’s third quarter.
•Net loss of $41.3 million increased $32.3 million from $9.0 million in the prior year's third quarter.
•Cash flows provided by operating activities of $102.8 million increased from cash flow provided by operating activities of $96.2 million in the prior year's third quarter.
•Adjusted EBITDA(1) of $204.6 million, was up $0.8 million from $203.8 million in prior year's third quarter.
•Free cash flow(2) of $73.3 million increased from $67.7 million in the prior year's third quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,
	2024	2023
Revenue	$1,008,133	$952,989
Operating income	76,720	68,965
Net loss	(41,325)	(8,969)
Cash provided by operating activities	102,765	96,169

Adjusted EBITDA(1)	$204,585	$203,782
Free cash flow(2)	73,345	67,651
(1) For a definition of Adjusted EBITDA and a reconciliation to Operating income, the most closely comparable U.S. generally accepted accounting principles ("GAAP") measure, and to Net loss, please see "Reconciliation of Operating income to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2) For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,008,133	$952,989	$2,736,263	$2,684,242
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	409,745	379,997	1,133,154	1,079,678
Selling, general and administrative expenses (excludes depreciation and amortization)	418,833	393,628	1,235,591	1,190,202
Depreciation and amortization	101,331	106,451	310,849	323,028
Impairment charges	412	570	922,144	965,087
Other operating expense	1,092	3,378	2,180	3,338
Operating income (loss)	76,720	68,965	(867,655)	(877,091)
Interest expense, net	95,715	99,509	286,807	293,659
Gain (loss) on investments, net	(103)	(7,381)	91,479	(19,924)
Equity in loss of nonconsolidated affiliates	(2,587)	(3,514)	(2,693)	(3,518)
Gain on extinguishment of debt	—	23,947	—	51,474
Other income (expense), net	1,195	(738)	468	(1,109)
Loss before income taxes	(20,490)	(18,230)	(1,065,208)	(1,143,827)
Income tax benefit (expense)	(20,835)	9,261	23,786	29,513
Net loss	(41,325)	(8,969)	(1,041,422)	(1,114,314)
Less amount attributable to noncontrolling interest	(60)	84	9	1,469
Net loss attributable to the Company	$(41,265)	$(9,053)	$(1,041,431)	$(1,115,783)

The table below presents the comparison of our revenue streams for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Broadcast Radio	$448,808	$455,103	(1.4)%	$1,233,636	$1,267,493	(2.7)%
Networks	115,310	116,334	(0.9)%	323,952	346,456	(6.5)%
Sponsorship and Events	50,329	49,500	1.7%	117,279	120,297	(2.5)%
Other	5,097	5,446	(6.4)%	14,047	17,094	(17.8)%
Multiplatform Group	619,544	626,383	(1.1)%	1,688,914	1,751,340	(3.6)%
Digital, excluding Podcast	186,996	164,559	13.6%	516,433	475,291	8.7%
Podcast	114,045	102,663	11.1%	309,190	276,181	12.0%
Digital Audio Group	301,041	267,222	12.7%	825,623	751,472	9.9%
Audio & Media Services Group	90,050	61,979	45.3%	229,300	189,134	21.2%
Eliminations	(2,502)	(2,595)		(7,574)	(7,704)
Revenue, total	$1,008,133	$952,989	5.8%	$2,736,263	$2,684,242	1.9%

Consolidated results for the three and nine months ended September 30, 2024 compared to the consolidated results for the three and nine months ended September 30, 2023 were as follows:
Revenue
Consolidated revenue increased $55.1 million during the three months ended September 30, 2024 compared to the same period of 2023 primarily due to increases in Digital Audio Group revenue and political revenue as 2024 is a presidential election year. Multiplatform Group revenue decreased $6.8 million, or 1.1%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by increases in political revenues and non-cash trade revenues. Digital Audio Group revenue increased $33.8 million, or 12.7%, driven primarily by continuing increases in demand for digital advertising. Audio & Media Services revenue increased $28.1 million, or 45.3%, primarily as a result of higher political revenue and an increase in digital revenue.
Consolidated revenue increased $52.0 million during the nine months ended September 30, 2024 compared to the same period of 2023. Multiplatform Group revenue decreased $62.4 million, or 3.6%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by increases in political revenues as 2024 is a presidential election year, and non-cash trade revenues. Digital Audio Group revenue increased $74.2 million, or 9.9%, driven primarily by continuing increases in demand for digital advertising, including podcast. Audio & Media Services revenue increased $40.2 million, or 21.2%, primarily as a result of higher political revenue, as well as digital revenue and contract termination fees earned by Katz Media.
Direct Operating Expenses
Consolidated direct operating expenses increased $29.7 million, or 7.8%, during the three months ended September 30, 2024 compared to the same period of 2023. The increase was primarily driven by higher variable content costs, including higher third-party digital costs and podcast profit sharing expenses related to the increase in digital revenues.
Consolidated direct operating expenses increased $53.5 million, or 5.0%, during the nine months ended September 30, 2024 compared to the same period of 2023. The increase was primarily driven by higher variable content costs, including higher podcast profit sharing expenses and third-party digital costs related to the increase in digital revenues.
Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $25.2 million, or 6.4%, during the three months ended September 30, 2024 compared to the same period of 2023. The increase was driven primarily by higher non-cash trade expense related to the 2024 Summer Olympics and the 2024 iHeartRadio Music Festival and an increase in costs incurred in connection with executing on our cost savings initiatives.
Consolidated SG&A expenses increased $45.4 million, or 3.8%, during the nine months ended September 30, 2024 compared to the same period of 2023. The increase was driven primarily by higher non-cash trade expense related to the 2024 iHeartRadio Music Awards, the 2024 Summer Olympics, and the 2024 iHeartRadio Music Festival, as well as an increase in certain costs incurred in connection with executing on our cost savings initiatives, partially offset by lower bonus expense based on results and lower bad debt expense.
Depreciation and Amortization
Depreciation and amortization decreased $5.1 million and $12.2 million during the three and nine months ended September 30, 2024 compared to the same periods of 2023, respectively, primarily as a result of a lower fixed asset base due to lower levels of capital expenditures.

Impairment Charges
During the nine months ended September 30, 2024 and 2023, we recorded non-cash impairment charges of $922.1 million and $965.1 million, respectively, primarily to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values as a result of the interim impairment assessments performed in the second quarter of 2024 and 2023, respectively. The impairment charges resulted from the economic uncertainty due to inflation and higher interest rates that has had an adverse impact on our results and has resulted in a significant decrease in the trading values of our debt and equity securities for a sustained period.
We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. No impairment was required as part of the 2024 or 2023 annual impairment tests for our goodwill or FCC licenses.
Interest Expense, net
Interest expense decreased $3.8 million and $6.9 million during the three and nine months ended September 30, 2024 compared to the same periods of 2023 primarily as a result of the lower outstanding aggregate principal of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 due to the repurchases of $204.0 million of the notes for $147.3 million in cash during 2023.
Gain (Loss) on Investments, Net
During the nine months ended September 30, 2024, we recognized a gain on investments, net of $91.5 million, primarily due to the $101.4 million gain recognized on the sale of our investment in Broadcast Music, Inc. ("BMI") in the first quarter of 2024, partially offset by declines in the value of certain investments.
During the three and nine months ended September 30, 2023, we recognized a loss on investments, net of $7.4 million and $19.9 million, respectively, related to declines in the value of certain investments.
Gain on Extinguishment of Debt
During the three months ended September 30, 2023, we recognized a gain on extinguishment of debt of $23.9 million in connection with the open market repurchases of $89.1 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $65.2 million in cash. During the nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $51.5 million in connection with the open market repurchases of $189.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $137.5 million in cash. There were no repurchases during the three and nine months ended September 30, 2024.
Income Tax Benefit (Expense)
The effective tax rates for the Company for the three and nine months ended September 30, 2024 were (101.7)% and 2.2%, respectively. The three month effective tax rate was primarily impacted by changes in the forecasted increase in valuation allowances recorded against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods. The nine month effective tax rate was primarily impacted by impairment charges to non-deductible goodwill recorded during the second quarter of 2024, as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
The effective tax rates for the Company for the three and nine months ended September 30, 2023 were 50.8% and 2.6%, respectively. The three month effective tax rate was primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards, due to uncertainty regarding the Company's ability to utilize those assets in future periods. The nine month effective tax rate was primarily impacted by impairment charges to non-deductible goodwill recorded in the second quarter of 2023.

Net Loss Attributable to the Company
Net loss attributable to the Company of $41.3 million during the three months ended September 30, 2024 reflected an increase of $32.2 million compared to Net loss attributable to the Company of $9.1 million during the three months ended September 30, 2023, primarily due to changes in the valuation allowances recorded against certain deferred tax assets as discussed above.
Net loss attributable to the Company of $1,041.4 million during the nine months ended September 30, 2024 reflected an improvement of $74.4 million compared to Net loss attributable to the Company of $1,115.8 million during the nine months ended September 30, 2023, primarily due to the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024.
Multiplatform Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$619,544	$626,383	(1.1)%	$1,688,914	$1,751,340	(3.6)%
Operating expenses(1)	489,672	463,939	5.5%	1,377,597	1,339,441	2.8%
Segment Adjusted EBITDA	$129,872	$162,444	(20.1)%	$311,317	$411,899	(24.4)%
Segment Adjusted EBITDA margin	21.0%	25.9%		18.4%	23.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months
Revenue from our Multiplatform Group decreased $6.8 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in political revenues and non-cash trade revenue. Broadcast revenue declined $6.3 million, or 1.4%, year-over-year, driven by lower spot revenue, partially offset by an increase in political advertising and non-cash trade revenues. Networks declined $1.0 million, or 0.9%, year-over-year. Revenue from Sponsorship and Events increased $0.8 million, or 1.7%, year-over-year.

Operating expenses increased $25.7 million, driven primarily by higher non-cash trade expense related to the 2024 Summer Olympics and the 2024 iHeartRadio Music Festival, an increase in broadcast music license fees, and an increase in tower rent as a result of the tower sale leaseback transaction completed at the end of the third quarter of 2023.
Nine Months
Revenue from our Multiplatform Group decreased $62.4 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in political and non-cash trade revenues. Broadcast revenue declined $33.9 million, or 2.7%, year-over-year, driven by lower spot revenue, partially offset by an increase in political advertising and non-cash trade revenues. Networks declined $22.5 million, or 6.5%, year-over-year due primarily to the impact of non-returning advertisers. Revenue from Sponsorship and Events decreased $3.0 million, or 2.5%, year-over-year.
Operating expenses increased $38.2 million, driven primarily by higher non-cash trade expense related to the 2024 Summer Olympics, the 2024 iHeartRadio Music Festival, and the 2024 iHeartRadio Music Awards, as well as higher broadcast music license fees, and an increase in tower rent as a result of the tower sale leaseback transaction completed at the end of the third quarter of 2023.

Digital Audio Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$301,041	$267,222	12.7%	$825,623	$751,472	9.9%
Operating expenses(1)	201,035	173,565	15.8%	565,620	519,115	9.0%
Segment Adjusted EBITDA	$100,006	$93,657	6.8%	$260,003	$232,357	11.9%
Segment Adjusted EBITDA margin	33.2%	35.0%		31.5%	30.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months
Revenue from our Digital Audio Group increased $33.8 million compared to the prior year, driven by Digital, excluding Podcast revenue, which grew $22.4 million, or 13.6% year-over-year, primarily due to an increase in demand for digital advertising, and Podcast revenue which increased by $11.4 million, or 11.1% year-over-year, primarily due to the continued increase in demand for podcasting from advertisers.
Operating expenses increased $27.5 million, primarily driven by higher variable content costs, including higher podcast profit sharing and third-party digital costs related to the increase in revenues.
Nine Months
Revenue from our Digital Audio Group increased $74.2 million compared to the prior year, driven by Digital, excluding Podcast revenue, which increased $41.1 million, or 8.7% year-over-year, primarily due to an increase in demand for digital advertising, partially offset by a decrease in COVID-19 related advertisers, and Podcast revenue which increased by $33.0 million, or 12.0% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers.
Operating expenses increased $46.5 million, primarily driven by higher variable content costs, including higher podcast profit sharing and third-party digital costs related to the increase in revenues.
Audio & Media Services Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$90,050	$61,979	45.3%	$229,300	$189,134	21.2%
Operating expenses(1)	45,641	45,003	1.4%	137,347	138,315	(0.7)%
Segment Adjusted EBITDA	$44,409	$16,976	161.6%	$91,953	$50,819	80.9%
Segment Adjusted EBITDA margin	49.3%	27.4%		40.1%	26.9%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three Months
Revenue from our Audio & Media Services Group increased $28.1 million compared to the prior year period, primarily due to higher political revenue as 2024 is a presidential election year and increased demand for digital advertising, partially offset by decreases in broadcast advertising.
Operating expenses increased $0.6 million, primarily driven by higher sales commissions related to the increased demand for digital advertising.

Nine Months
Revenue from our Audio & Media Services Group increased $40.2 million compared to the prior year period primarily due to higher political revenue as 2024 is a presidential election year as well as the increased demand for digital advertising and contract termination fees earned by Katz Media.
Operating expenses decreased $1.0 million primarily as a result of our cost savings initiatives, partially offset by higher sales commissions related to increased demand for digital advertising.
Reconciliation of Operating income (loss) to Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)	$76,720	$68,965	$(867,655)	$(877,091)
Depreciation and amortization	101,331	106,451	310,849	323,028
Impairment charges	412	570	922,144	965,087
Other operating expense	1,092	3,378	2,180	3,338
Restructuring expenses	16,767	16,227	67,928	46,469
Share-based compensation expense	8,263	8,191	23,963	27,555
Adjusted EBITDA(1)	$204,585	$203,782	$459,409	$488,386

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(41,325)	$(8,969)	$(1,041,422)	$(1,114,314)
Income tax (benefit) expense	20,835	(9,261)	(23,786)	(29,513)
Interest expense, net	95,715	99,509	286,807	293,659
Depreciation and amortization	101,331	106,451	310,849	323,028
EBITDA	$176,556	$187,730	$(467,552)	$(527,140)
(Gain) loss on investments, net	103	7,381	(91,479)	19,924
Gain on extinguishment of debt	—	(23,947)	—	(51,474)
Other (income) expense, net	(1,195)	738	(468)	1,109
Equity in loss of nonconsolidated affiliates	2,587	3,514	2,693	3,518
Impairment charges	412	570	922,144	965,087
Other operating expense	1,092	3,378	2,180	3,338
Restructuring expenses	16,767	16,227	67,928	46,469
Share-based compensation expense	8,263	8,191	23,963	27,555
Adjusted EBITDA(1)	$204,585	$203,782	$459,409	$488,386
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Gain on extinguishment of debt, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, Impairment charges, Other operating expense, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, operating loss or net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated net income (loss), the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.
Reconciliation of Cash provided by operating activities to Free Cash Flow

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash provided by operating activities	$102,765	$96,169	$70,217	$58,958
Purchases of property, plant and equipment	(29,420)	(28,518)	(72,174)	(90,456)
Free cash flow(1)	$73,345	$67,651	$(1,957)	$(31,498)
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

Share-based compensation expenses are recorded in SG&A expenses and were $8.3 million and $8.2 million for the three months ended September 30, 2024 and 2023, respectively. Share-based compensation expenses were $24.0 million and $27.6 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was $38.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.6 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash provided by (used for):
Operating activities	$70,217	$58,958
Investing activities	23,517	(39,991)
Financing activities	(8,443)	(141,957)
Free Cash Flow(1)	(1,957)	(31,498)
(1) For a definition of Free Cash Flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash provided by operating activities was $70.2 million during the nine months ended September 30, 2024 compared to $59.0 million during the nine months ended September 30, 2023. The increase was primarily due to an improvement in the timing of receivable collections and timing of payable payments, largely offset by a decrease in revenue from our Multiplatform Group, and an increase in cash bonus payments in 2024 compared to 2023.

Investing Activities
Cash provided by investing activities of $23.5 million during the nine months ended September 30, 2024 primarily reflects $101.4 million of proceeds received from the sale of our investment in BMI, partially offset by $72.2 million in cash used for capital expenditures. For capital expenditures during the period, we spent $38.2 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $17.0 million in our Digital Audio Group segment primarily related to IT infrastructure, $5.8 million in our Audio & Media Services Group segment, primarily related to software, and $11.1 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $40.0 million during the nine months ended September 30, 2023 primarily reflects $90.4 million in cash used for capital expenditures. For capital expenditures during the period, we spent $52.1 million in our Multiplatform Group segment primarily related to our real estate optimization initiatives, $17.3 million in our Digital Audio Group segment primarily related to IT infrastructure, $6.3 million in our Audio & Media Services Group segment, primarily related to software, and $14.7 million in Corporate primarily related to equipment and software purchases. This was partially offset by the proceeds from the disposal of assets, which mainly consisted of $45.3 million related to the sale of broadcast tower sites and related assets. We are leasing back space on the broadcast towers and related assets under long-term operating leases.

Financing Activities
Cash used for financing activities totaled $8.4 million during the nine months ended September 30, 2024 primarily due to distributions to noncontrolling interest holders.

Cash used for financing activities totaled $142.0 million during the nine months ended September 30, 2023 primarily due to the repurchases of $189.0 million aggregate principal amount of our 8.375% Senior Unsecured Notes due 2027 for $137.5 million in cash, reflecting a discounted purchase price from the face value of the notes.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $431.8 million as of September 30, 2024, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (as amended from time to time, the "ABL Facility"). As of September 30, 2024, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $23.7 million in outstanding letters of credit, resulting in $426.3 million of borrowing base availability. Our total available liquidity1 as of September 30, 2024 was $858.1 million.

In September 2023, we sold 122 of our broadcast tower sites and related assets for net proceeds of $45.3 million. We simultaneously leased back space on 121 of the broadcast towers and related assets under long-term operating leases.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact 2024 revenues and cash flows. For the nine months ended September 30, 2024, our consolidated revenues increased compared to the nine months ended September 30, 2023 primarily due to revenue growth in our Digital Audio Group, as well as political revenue, partially offset by lower revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to fund our working capital and maintain operations, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities.

Assuming the current level of borrowings and interest rates in effect at September 30, 2024, we anticipate that we will have approximately $85.4 million of cash interest payments in the remainder of 2024 compared to $88.5 million of cash interest payments during the same period in 2023, primarily due to lower interest rates on our floating rate. Future increases in interest rates could have a significant impact on our cash interest payments.

We acknowledge the challenges posed by the market uncertainty as a result of global economic and geopolitical conditions, current levels of interest rates, the continuing impact of inflation on consumer spending and in turn, advertising spend, and other macroeconomic trends. However, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

We frequently evaluate strategic opportunities. We expect from time to time to pursue other strategic opportunities such as acquisitions or disposals of certain businesses, which may or may not be material.

Transaction Support Agreement and Exchange Offer

On November 6, 2024, we entered into a Transaction Support Agreement (the “TSA”) with certain lenders and holders (or their managers, advisors, or sub-advisors) of iHeartCommunications' outstanding notes and term loans (collectively, the “Supporting Holders”). The Supporting Holders represent approximately 77% of the aggregate principal amount of iHeartCommunications’ outstanding senior secured notes due 2026, 79% of the aggregate principal amount of our outstanding senior secured notes due 2027, 38% of the aggregate principal amount of our outstanding senior secured notes due 2028, 71% of the aggregate principal amount of our outstanding senior unsecured notes due 2027, and 92% of the aggregate principal amount of our outstanding term loans (collectively, the “Existing Debt”).

We and the Supporting Holders have agreed to the terms of, and to support, (i) exchange offer transactions that will be offered to all holders of the Existing Debt, consisting of two alternative exchange transaction structures, each of which will extend the maturity of the Existing Debt tendered in the exchange offer transactions by three years, and (ii) concurrent consent solicitations to amend certain provisions in the indentures and credit agreement governing the Existing Debt. In the first
1 Total available liquidity is defined as cash and cash equivalents plus available borrowings under the ABL Facility. We use total available liquidity to evaluate our capacity to access cash to meet obligations and fund operations.

transaction structure, if certain thresholds of holder participation are met, iHeartCommunications will issue new secured debt in exchange for the Existing Debt held by participating holders. Alternatively, if certain thresholds of holder participation are not met, newly-formed subsidiaries of the Company holding certain transferred assets and an intercompany note (to be issued by iHeartMedia + Entertainment, Inc., a wholly owned subsidiary of iHeartCommunications) will issue new secured debt in exchange for the Existing Debt held by participating holders. Completion of either exchange transaction will result in a strengthened financial position, providing us with additional flexibility to execute on our strategy and business initiatives.

The TSA may be terminated under various circumstances, including if the exchange offer transactions are not consummated on or before December 31, 2024, unless such date is extended pursuant to the terms of the TSA.

Concurrently with entry into the TSA, we also entered into an amendment to our ABL Facility (the “ABL Amendment”) to, among other things, permit both exchange transaction alternatives and other transactions related to the exchange, amend certain of the covenants, default provisions contained therein, and increase the interest rate on the ABL Facility by (a) if the first transaction is consummated, 0.50%, and (b) if the alternative transaction is consummated, 1.00%. The amendments contained in the ABL Amendment will become effective upon the satisfaction or waiver of certain conditions, including the consummation of one of the transactions contemplated by the TSA. We anticipate commencing the exchange offer in the near term.

The amount of anticipated cash payments will vary depending on the transaction structure and level of participation and will include partial cash consideration, accrued interest on participating debt, and transaction fees and expenses. We estimate total cash payments to range from $250 million to $295 million.

Summary Debt Capital Structure
As of September 30, 2024 and December 31, 2023, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	September 30, 2024	December 31, 2023
Term Loan Facility due 2026	$1,864,032	$1,864,032
Incremental Term Loan Facility due 2026	401,220	401,220
Asset-based Revolving Credit Facility due 2027	—	—
6.375% Senior Secured Notes due 2026	800,000	800,000
5.25% Senior Secured Notes due 2027	750,000	750,000
4.75% Senior Secured Notes due 2028	500,000	500,000
Other Secured Subsidiary Debt	3,076	3,367
Total Secured Debt	$4,318,328	$4,318,619

8.375% Senior Unsecured Notes due 2027	916,357	916,357
Other Subsidiary Debt	2,191	—
Original issue discount	(5,213)	(7,558)
Long-term debt fees	(9,816)	(12,268)
Total Debt	$5,221,847	$5,215,150
Less: Cash and cash equivalents	431,764	346,382
Net Debt[1]	$4,790,083	$4,868,768

1 Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations, including our ability to service our long-term debt obligations. We define Net Debt as Total Debt less Cash and cash equivalents.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of September 30, 2024, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended September 30, 2024. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of September 30, 2024, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2024, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of September 30, 2024, we were in compliance with all covenants related to our debt agreements.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2024, approximately 43% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the nine months ended September 30, 2024 would have changed by $17.2 million.
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
Inflation
Inflation is a factor in our business, and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employee compensation, equipment and third party services. Although we are unable to determine the exact impact of inflation, we believe the impact will continue to be immaterial considering the actions we may take in response to these higher costs that may arise as a result of inflation.
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

Economic uncertainty due to higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging environment has led to broader market uncertainty, and has delayed our expected recovery and has had an adverse impact on our revenue and cash flows. This challenging environment has impacted and could further have a significant impact on our financial results. In addition, the economic uncertainty has had a significant impact on the trading values of our debt and equity securities for a sustained period. As a result, we performed an impairment test as of June 30, 2024 on our indefinite-lived FCC licenses and goodwill.

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

On June 30, 2024, we performed our interim impairment test in accordance with ASC 350-30-35, resulting in a $616.1 million impairment of goodwill. In determining the fair value of our reporting units, we considered industry and market factors including trading multiples of similar businesses and the trading prices of our debt and equity securities. For purposes of assessing the discounted future cash flows of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2024 through 2028. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units and reflect the current advertising outlook across our businesses.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation, interest rates and potential recessionary indicators, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, the consummation of the transactions contemplated by the TSA, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions and dispositions, our expectations about certain markets and businesses, expected cash interest payments, future impairment charges and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•the impact of our substantial indebtedness and our ability to consummate the transactions contemplated by the TSA on the timeline contemplated or at all, and our ability to realize the intended benefits thereof;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
Other than the below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our substantial indebtedness may adversely affect our financial health and operating flexibility. If we are unable to consummate the transactions contemplated by the Transaction Support Agreement, our financial condition and future operations may be adversely affected.

We currently have a $450.0 million undrawn senior secured asset-based revolving credit facility that matures in 2027, $4.3 billion in principal amount of secured debt, $3.1 billion of which matures in 2026, and $916.4 million in principal amount of unsecured debt that matures in 2027. This substantial amount of indebtedness could have important consequences to us, including:

•increasing our vulnerability to adverse general economic, industry, or competitive developments;
•requiring us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;
•limiting our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
•requiring us to sell certain assets;
•restricting us from making strategic investments, including acquisitions, or causing us to make non-strategic divestitures;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•placing us at a competitive disadvantage compared to our competitors that have less debt;
•causing us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•increasing our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and
•limiting our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

On November 6, 2024, we entered into a Transaction Support Agreement (the “TSA”) with certain lenders and holders (or their managers, advisors, or sub-advisors) of iHeartCommunications' outstanding notes and term loans (collectively, the “Supporting Holders”). The Supporting Holders represent approximately 80% of the aggregate principal amount of iHeartCommunications’ outstanding notes and term loans (collectively, the “Existing Debt”).

We and the Supporting Holders have agreed to the terms of, and to support, (i) exchange offer transactions that will be offered to all holders of the Existing Debt, consisting of two alternative exchange transaction structures, each of which will extend the maturity of the Existing Debt tendered in the exchange offer transactions by three years and (ii) concurrent consent solicitations to amend certain provisions in the indentures and credit agreement governing the Existing Debt. In the first transaction structure, if certain thresholds of holder participation are met, iHeartCommunications will issue new secured debt in exchange for the Existing Debt held by participating holders. Alternatively, if certain thresholds of holder participation are not met, newly-formed subsidiaries of the Company holding certain transferred assets and an intercompany note (to be issued by iHeartMedia + Entertainment, Inc., a wholly owned subsidiary of iHeartCommunications) will issue new secured debt in exchange for the Existing Debt held by participating holders.

There can be no assurance that we will complete the transactions contemplated by the TSA and if we do, whether we will obtain the benefits we expect therefrom. If we are unable to consummate the transactions contemplated by the TSA or otherwise generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly and adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

The agreements governing the secured notes and term loans contemplated under the TSA will contain covenants restricting our or our subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, engage in mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions, make investments, loans, or advances, prepay certain junior indebtedness, engage in certain transactions with affiliates, amend material agreements governing certain junior indebtedness, and change lines of business. Although the covenants in our financing agreements are subject to various exceptions, these covenants are more restrictive than under our current financing agreements and we cannot assure you that these covenants will not adversely affect our ability to finance future operations, capital needs, or to engage in other activities that may be in our best interest. In addition, in certain circumstances, our long-term debt may require us to maintain specified financial ratios, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our financing agreements.

In addition, we may be able to incur additional indebtedness in the future. To the extent we incur additional indebtedness, the risks associated with our leverage described above would increase.

The transactions contemplated by the TSA may not be consummated as scheduled or at all, and even if such transactions are consummated, we may not achieve their anticipated benefits.
We expect that the completion of the transactions contemplated by the TSA, if consummated, will result in a strengthened financial position, providing us with additional flexibility to execute on our strategy and business initiatives. However, transactions contemplated by the TSA are subject to the satisfaction of certain conditions and the TSA may be terminated under certain circumstances, including, among others, (i) a material breach by us or our subsidiaries party thereto of any of our representations, warranties, covenants or obligations set forth in the TSA that remains uncured within five business days after receipt of written notice; (ii) the occurrence and continuation, beyond any grace or cure period, of any events of default under our existing indentures and credit agreement; (iii) the occurrence of any event or condition (other than relating to the transactions or as contemplated under the TSA) that has had or would be reasonably expected to have a material adverse effect on our business, operations, assets or liabilities; or (iv) the issuance by any governmental authority of any final, unappealable ruling or order making illegal or otherwise permanently enjoining, preventing or prohibiting the consummation of a material portion of the transactions. In addition, if the closing date of the transactions contemplated by the TSA does not occur prior to December 31, 2024, unless such date is extended in accordance with the terms of the TSA, the TSA will automatically terminate.
As a result, any or all of the transactions may not be consummated as originally scheduled or at all. Accordingly, we may not be able to realize the expected benefits from these transactions on a timely basis or at all. Even if we are successful in completing the transactions contemplated by the TSA, we may not realize some or all of the expected benefits from such transactions. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transactions contemplated by the TSA, and these fees and costs are payable by us regardless of whether such transactions are consummated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	1,005	$1.62	—	$—
August 1 through August 31	44,251	1.34	—	—
September 1 through September 30	3,973	1.67	—	—
Total	49,229	$1.37	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2024 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Transaction Support Agreement, dated as of November 6, 2024, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiaries of iHeartCommunications, Inc. party thereto and each Initial Consenting Holder party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed with the SEC on November 7, 2024).

10.2
Amendment No. 1 to ABL Credit Agreement, dated as of November 6, 2024, among iHeartMedia Capital, iHeartCommunications, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to iHeartMedia, Inc.’s Current Report on Form 8-K filed with the SEC on November 7, 2024).

10.3§
Amended and Restated Employment Agreement between iHeart Management Services, Inc. and Jordan R. Fasbender, dated October 28, 2024 (incorporated by reference to Exhibit 10.3 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2024).

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

IHEARTMEDIA, INC.

Date:	November 7, 2024	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary