Form 10-K
period 2024-12-31
iHeartMedia, Inc.
filed 2025-02-27
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024, or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing sales price of $1.09 on June 30, 2024, was approximately $89.7 million.

On February 24, 2025, there were 125,991,823 outstanding shares of Class A common stock, 21,187,567 outstanding shares of Class B common stock, and 5,039,323 outstanding Special Warrants.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Our segment profitability metric is Segment Adjusted EBITDA, which is reported to the Company's Chief Operating Decision Maker ("CODM") for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. The Company’s CODM is our Chief Executive Officer.

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
Within the audio industry, companies operate in two primary sectors:

•The ‘music collection’ sector, which essentially replaced downloads and CDs, and
•The ‘companionship’ sector, in which people regard radio and podcasting personalities as their trusted friends and companions on whom they rely to provide coverage on everything from entertainment, local news, storytelling, information about new music and artists, weather, traffic, sports and more.
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
•Digital: Our iHeartRadio digital platform is the number one streaming broadcast radio platform, with nearly five times the digital listening hours of the next largest commercial broadcast radio company, as measured by our subsidiary Triton.
•Podcasts: We are the number one podcast publisher in the U.S., according to Podtrac. We are the only podcast publisher with podcasts ranked in all 19 of Podtrac's content categories and we have the most top 10 shows of any podcast publisher, as measured by Podtrac.
•Ad Tech: We are the only company able to provide a complete ad tech solution for all forms of audio: on demand, broadcast radio, digital streaming radio and podcasting. For our advertising customers, the combination of these services creates a one-of-a-kind cross-platform advertising solution that spans all of audio with data targeting and attribution measurement solutions.

•Social media: Our personalities, stations and brands have a social footprint that includes over 335 million fans and followers as measured by ListenFirst, which is twelve times the size of the next largest commercial broadcast audio media company. This social footprint was at the heart of delivering 70 billion social media impressions for our 2024 iHeartRadio Music Festival.
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

We report our financial statements based on three reportable segments:
•Multiplatform Group, which includes the Company's Broadcast radio, Networks, Sponsorships and Events businesses;
•Digital Audio Group, which includes all of the Company's Digital businesses including podcasting, the iHeartRadio digital service, its digital advertising technology companies, its websites, newsletters and digital services and programs; and its audio industry-leading social media footprint; and
•Audio & Media Services Group, which provides other audio and media services, including the Company's media representation business, Katz Media Group, and RCS Sound Software, a provider of scheduling and broadcast software to the industry at large.
Multiplatform Group
The Multiplatform Group includes our Markets Group, which includes our 860+ broadcast radio stations in approximately 160 markets; our Events business, which includes both live and virtual events; our SmartAudio suite of data targeting and attribution products; Premiere Networks, which includes the Premiere Networks syndication business and Total Traffic and Weather Network; BIN: Black Information Network and our National Sales Organization. The Multiplatform Group segment revenue was $2,372.9 million in 2024, $2,435.4 million in 2023 and $2,597.2 million in 2022.
According to Nielsen, for the full year of 2024, we have the most number one ranked station groups across the top 160 markets in the U.S., and across the largest 50 markets, with 68 and 24 number one ranked station groups in these markets, respectively. With our broadcast radio platform alone, we have over twice the broadcast radio audience of our next closest broadcast competitor. We also have nearly five times the digital listening hours of our next closest commercial radio broadcast competitor.
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
Our Multiplatform Group segment has the following revenue streams:
Broadcast Radio: Our primary source of revenue is derived from selling advertising time on our domestic broadcast radio stations, generating revenue of $1,726.9 million in 2024, $1,752.2 million in 2023 and $1,883.3 million in 2022. Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services.
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

Radio Stations
As of December 31, 2024, we owned and operated 869 radio stations, including 250 AM and 619 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
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

Nielsen Market Rank(1)	Market	Number of Stations
1	New York, NY	7
2	Los Angeles, CA	8
3	Chicago, IL	6
4	Dallas-Ft. Worth, TX	8
5	San Francisco, CA	7
6	Houston-Galveston, TX	7
7	Atlanta, GA	7
8	Washington, DC	6
9	Philadelphia, PA	6
10	Boston, MA	8
11	Miami-Ft. Lauderdale-Hollywood, FL	8
12	Seattle-Tacoma, WA	8
13	Phoenix, AZ	8
14	Detroit, MI	6
15	Minneapolis-St. Paul, MN	6
17	Tampa-St. Petersburg-Clearwater, FL	8
18	San Diego, CA	8
19	Denver-Boulder, CO	8
20	Charlotte-Gastonia-Rock Hill, NC-SC	5
21	Nassau-Suffolk, NY	1
22	Baltimore, MD	4
23	Portland, OR	7
24	St. Louis, MO	6
25	San Antonio, TX	7
	Total Top 25 Markets	159(2)

(1)Source: Spring 2024 Nielsen Audio Radio Market Rankings.
(2)Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 159.

Networks: We enable advertisers to engage with consumers through our Premiere Networks and Total Traffic & Weather services. We generate broadcast advertising revenue from selling advertising on our programs featuring top personalities, and also generate revenue through the syndication of our programming to other media companies. Premiere Networks and Total Traffic & Weather generated revenue of $437.2 million in 2024, $466.4 million in 2023 and $503.2 million in 2022.
•Premiere Networks is a national radio network that produces, distributes or represents more than 150 syndicated radio programs and services for more than 6,700 radio station affiliates. Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs featured top talent including Ryan Seacrest, Sean Hannity, Bobby Bones, Clay Travis and Buck Sexton, Glenn Beck, Steve Harvey, Elvis Duran,

Dan Patrick, Colin Cowherd, and the Breakfast Club. We believe recruiting and retaining top talent is an important component of the success of our radio networks.
•Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates, sports and news to more than 2,000 radio stations and approximately 70 television affiliates, as well as through Internet and mobile partnerships, reaching approximately 209 million consumers each month. Total Traffic & Weather Network services more than 230 markets in the U.S. and Canada. It operates the largest broadcast traffic navigation network in North America.
Sponsorship & Events: We held live, in-person and virtual events, including seven major nationally-recognized tent pole events in 2024. Our seven tentpole events include: the iHeartRadio Music Festival; the iHeartRadio Music Awards; the iHeartRadio Jingle Ball Tour; the iHeartCountry Festival; iHeartRadio ALTer Ego; the iHeart Podcast Awards and iHeartRadio Fiesta Latina. Our events resulted in revenue of $187.3 million in 2024, $191.4 million in 2023 and $189.0 million in 2022 from sponsorship, endorsement and other advertising revenue, as well as ticket sales and licensing.

Digital Audio Group
Our Digital Audio Group segment includes our fast-growing podcasting business, which is the number one podcast publisher in the U.S. according to Podtrac - as well as our industry-leading iHeartRadio digital service, available across more than 500 platforms and 2,000 devices, our digital sites, newsletters, digital services and programs, our audio technology companies and ad tech platforms, including Unified, Voxnest, Triton Digital, and Omny Studios, and our audio industry-leading social media footprint. Our Digital Audio segment revenue was $1,164.5 million in 2024, $1,069.2 million in 2023 and $1,021.8 million in 2022.
•Podcasting: Our multi-platform strategy has enabled us to extend our leadership in the growing podcasting sector. As measured by Podtrac, iHeartMedia is the number one podcast publisher with 175 million global monthly downloads and streams and 31 million U.S. unique monthly users in 2024 and has the most shows featured in the Top 10 across all categories, with titles including Stuff You Should Know, The Breakfast Club, On Purpose with Jay Shetty, The Herd with Colin Cowherd, and many more. Podcasting generated revenue of $448.8 million in 2024, $407.8 million in 2023 and $358.4 million in 2022.
•Digital excluding Podcast: Our reach extends across more than 500 platforms and thousands of different connected devices. Our digital business is comprised of free ad-supported streaming offerings, subscription streaming services, display advertisements, and other content that is disseminated over digital platforms, as well as social media, a capability enabled by our Unified business. Our leading streaming product, iHeartRadio, is a free downloadable mobile app and web‑based service that allows users to listen to their favorite radio stations, as well as digital‑only stations, custom artist stations, and podcasts. Monetization on the free streaming application occurs through national and local advertising. We also have two subscription-based offerings, iHeartRadio Plus and iHeartRadio All Access. Digital excluding podcast generated revenue of $715.7 million in 2024, $661.3 million in 2023 and $663.4 million in 2022.

Audio & Media Services Group:
We also provide services to broadcast industry participants through our Katz Media and RCS businesses, which accounted for revenues of $327.1 million in 2024, $256.7 million in 2023 and $304.3 million in 2022.
•Katz Media is a leading media representation firm in the U.S. representing more than 3,500 non-iHeartMedia radio stations and over 700 television stations, along with their respective digital platforms. Katz Media generates revenue via commissions on media sold.
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

Increasing share of national advertising market
Broadcast radio is the number one consumer reach medium, and advertisers have an appreciation for its scale, diverse demographic access and impact. We intend to complement our current local advertising presence in approximately 160 U.S. markets by further growing our stake in national advertising campaigns through our multi-platform portfolio of audio assets, roster of on-air talent, and the amplifying effect of our listeners' social engagement. As a result of our ongoing technology investments, national advertisers can now look to our audio offerings with their extensive reach, efficient pricing and digital-like analytics as powerful alternatives to other national ad mediums.
Broadening the scope of audio engagement
We continue to expand the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed. In 2024, we launched the iHeart Women's Sports Audio Network, the first-ever audio platform dedicated to women's sports across our broadcast, digital and podcast platforms and we served as the exclusive audio partner for the 2024 Olympic Games, providing 24/7 audio coverage of the games and producing original Olympic podcasts. Prior to 2024, we launched (i) BIN: Black Information Network, the first and only 24/7 national and local all news audio service dedicated to providing an objective, accurate and trusted source of continual news coverage with a Black voice and perspective; (ii) The Black Effect Podcast Network, a joint venture with Charlamagne Tha God; (iii) My Cultura, a podcast network showcasing Latinx voices, creators, and the Latinx experience with millions of listeners; (iv) Outspoken Podcast Network, a new podcast network geared towards the LGBTQ+ community; (v) Metaverse concerts and experiences; and (vi) our broad range of sports programming. Our industry-leading audio sports assets include the largest sports podcast network in the industry, which has partnerships with the NFL and the NBA. We also have sports podcasts led by marquee talent like Colin Cowherd and Dan Patrick as well as the iHeart Sports Network, which reaches approximately 75 million Americans per month according to Nielsen, and includes our sports talk and sports betting stations along with our ongoing live coverage of professional teams on select stations across the country.

In addition, connected TVs, voice assistants, smart auto and other connected devices increases the range of options for accessing and interacting with our content, which has been an audience growth vehicle.

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

We have continued to extend our leadership position in podcasting, and we are the largest podcast publisher in the U.S. as measured by Podtrac. Our podcasting platform allows us to capture incremental revenue as well as extend station brands, personalities and events onto a new platform-ultimately growing and deepening our consumer relationships and our opportunities for additional advertising revenue.

Employing technology to gain greater penetration of the full spectrum of advertising clients and segments
In addition to having sellers in approximately 160 local markets across the U.S., which few media companies can claim, we intend to extend our technology platform to address the clients that we do not currently reach through direct sales operations. As an indication of the size of the potential opportunity, we currently have approximately 44,000 total clients, whereas some of our largest social and search competitors that utilize technology solutions for advertisers of all sizes have millions of clients. We continue to enhance our monetization capabilities utilizing our industry leading Ad Tech stack, taking advantage of programmatic marketplaces, our capabilities to target cohorts, and our ability to dynamically insert advertising. We previously acquired the following companies to further expand our advertising technology capabilities:

•Unified Enterprises is a software company that provides customers with a complete advertising solution across all forms of digital media, including the information and intelligence data that they need to make informed decisions about their advertising investments.

•Voxnest is a podcast programmatic technology solutions business that allows for the consolidation of the fragmented podcast marketplace and the best-in-class provider of podcast analytics, enterprise publishing tools, programmatic integration and targeted ad serving. Voxnest enables us to provide podcast advertisers with additional targetable inventory at scale by allowing the effective and efficient monetization across an entire range of podcast inventory on this one-of-a-kind programmatic platform.

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

Similarly, we compete for advertising and marketing dollars in the U.S. advertising market against an increasingly diverse set of competitors. Our competition for the radio, podcast and digital advertising market includes legacy broadcast radio operators, as well as satellite radio companies, podcasters and streaming music companies with ad supported components of their business. We compete in the larger U.S. advertising market-inclusive of the radio, podcast and digital opportunity-by developing and offering competitive advertising products intended to attract advertising and marketing dollars that might otherwise go to companies in the television, digital, search, Internet, audio, social media, print, sponsorship and other advertising spaces.

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

As of December 31, 2024, we own 295 issued U.S. patents, 43 pending U.S. patent applications, 5 issued foreign patents and 1 pending foreign patent applications, in addition to 332 U.S. trademarks registrations, 21 U.S. trademark applications, 277 state trademark registrations, 500 foreign registered trademarks and 34 foreign trademark applications. The duration of our intellectual property rights vary from country to country, but our U.S. patents expire 20 years from the earliest priority patent filing date.

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
Workforce Composition

As of December 31, 2024, we had approximately 10,100 employees. These employees represent the diverse and complex nature of iHeartMedia with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance. Our workforce is comprised of approximately 80% full time and 20% part time employees. We are a party to numerous collective bargaining agreements and/or union-represented bargaining units, none of which represent a significant number of employees, with approximately 6.8% of our workforce subject to collective bargaining agreements.

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
•Company provided contributions to health savings accounts for qualifying accounts;
•Company provided life insurance;
•Voluntary life insurance with long-term care;
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

Talent Development & Education

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
License Renewal
The FCC grants broadcast licenses for a term of up to eight years. The FCC will renew a license for an additional eight‑year term if, after consideration of the renewal application and any objections thereto, it finds that the station has served the public interest, convenience and necessity and that, with respect to the station seeking renewal, there have been no serious violations of the Communications Act or the FCC’s rules and no pattern of abuse of the Communications Act or FCC rules. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than eight years, although renewal for less than the full eight‑year term is uncommon. While we cannot guarantee the unconditional grant of any future renewal application, our stations’ licenses historically have been renewed for the full eight‑year term.
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

The Communications Act requires the FCC to review its media ownership rules every four years, and those reviews have been and continue to be the subject of regulatory proceedings and litigation. On December 26, 2023 the FCC issued an order resolving the 2018 quadrennial review. In that order, the FCC decided to retain the numerical limits on local radio ownership intact and to make permanent the signal contour‑overlap methodology that had applied on an interim basis in markets outside of Nielsen Metro Survey Areas. The order is the subject of various pending appeals.
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
To the extent that our aggregate foreign ownership or voting percentage exceeds 25 percent, any foreign holder or “group” of holders, defined pursuant to FCC regulations, of our common stock whose ownership or voting percentage would exceed 5 percent or 10 percent (with the applicable percentage determined pursuant to FCC rules) must also obtain the FCC’s specific approval.

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

Content, Licenses and Royalties
We must pay license fees to copyright owners of musical compositions (typically, songwriters and publishers) for the rights to broadcast and stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect license fees under such licenses and distribute them to copyright owners. We maintain public performance licenses from, and pay license fees to, various PROs including the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC LLC ("SESAC") and Global Music Rights LLC (“GMR”). These licenses periodically come up for renewal, and as a result one or more of our PRO licenses currently are the subject of renewal negotiations. The outcome of these renewal negotiations could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.
To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies). Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses. The rates for the royalties that we pay to SoundExchange under these statutory licenses are the subject of a pending rate-setting proceeding before the CRB, and this proceeding will determine the applicable royalty rates for the period from January 1, 2026 to December 31, 2030. The outcome of this proceeding may result in an increase to our licensing costs. For music streams that do not qualify for statutory licenses, we must license performance rights directly from sound recording companies. From time to time, SoundExchange notifies us that certain calendar years are subject to routine audits of our royalty payments. The results of such audits could result in higher royalty payments for the subject years.
The rates at which we pay royalties to sound recording copyright owners are privately negotiated or set pursuant to a regulatory process. In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future nor is there any guarantee that we will be able to operate our digital on-demand music service profitably. In addition, Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations.
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

Privacy, Data Protection and Consumer Protection
Privacy, data protection and consumer protection legislation and regulation play a significant role in our business. We obtain information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, digital survey panels, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform. We collect personal information automatically from a Platform users' device, as well as directly from Platform users in several ways, including when a user uses or purchases our products or services, registers to use our services, fills out a listener profile, posts comments, participates in polls and contests and signs up to receive email newsletters. We also may obtain information about our listeners from other listeners and third parties. We use and share this information for a variety of business purposes including for marketing our own products and services, analytics, attribution and to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their geographic locations, the type of device they are using, and their interests as inferred from their web browsing or app usage activity. In addition, we obtain audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws. Outside our consumer-facing businesses, we collect personal information from and about our employees and our business partners.
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
Comprehensive state privacy laws are now in effect in multiple states, and additional states have passed laws that will take effect throughout the coming years. These new privacy laws establish data privacy rights for consumers residing in the respective states (such as rights to request deletion or correction of their personal information, or access to a copy of their personal information), impose new assessment requirements prior to undertaking higher risk data processing, grant opt-out rights (or require opt-in consent) for the collection and use of sensitive data, impose special rules on the collection of personal information from minors, create notice obligations and new limits on targeted advertising and the “sale” of personal information or the “sharing” of personal information for cross-context behavioral advertising, and create a statutory damages framework that allows for state regulators to impose fines and penalties for violations. Several states have laws making it easier for consumers to opt-out of targeted advertising and sales or sharing of personal information for cross-context behavioral advertising by requiring use of the "global privacy control." If the global privacy control were to be widely adopted, it could materially impact our ability to deliver targeted advertising and generate advertising revenue therefrom. Compliance with these new laws entails substantial expenses, diverts resources from other initiatives and projects, and could limit the services we are able to offer. In the United States, certain of our business operations are subject to the Children’s Online Privacy Protection Act (“COPPA”), which limits what personal information we can collect directly from users of our Platforms who are under the age of 13 years, and how we can use that information.
In the area of information security and data breach notification, various laws and regulations in the United States and most countries require companies to implement measures and controls to protect certain types of information and to notify users, regulators and/or other third parties if there is a security breach impacting the integrity or confidentiality of protected information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act ("CCPA") provides a private right of action and minimum statutory damages for certain types of data breaches, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The EU General Data Protection Regulation ("EU GDPR") and UK General Data Protection Regulation ("UK GDPR") provide potential fines up to EUR €20 million or (EU GDPR) or £17.5 million (UK GDPR) or 4% of worldwide annual turnover of the preceding financial year, whichever is greater, for inadequately notifying relevant stakeholders and regulators of a personal data breach.
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
ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic or political uncertainty or deterioration in economic conditions and corresponding reduced spending by advertisers.
We derive revenues from the sale of advertising. As is common in the audio entertainment industry, advertisers do not have long-term advertising commitments with us and can terminate their contracts at any time. Expenditures by advertisers tend to be cyclical, reflecting economic and political conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. Macroeconomic uncertainty continued to impact our advertising revenues during the year ended December 31, 2024. This impact in advertising revenues has had an adverse effect on our profit margins, cash flow and liquidity. If macroeconomic uncertainty continues or increases, or if economic conditions deteriorate, we may continue to experience an adverse impact on our revenue, profit margins, cash flow and liquidity as a result. In addition, inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Similarly, political conditions, including new and changing laws or tariffs, regulations, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact advertising customer demand and adversely impact our business. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.
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

In addition, disruptions to our operations and our customers’ operations from pandemics or public health crises may reduce demand for advertising, reduce our advertising revenue and adversely impact our business, results of operations and financial position.
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
We employ or independently contract with many on-air personalities and hosts of radio programs, podcasts and other audio platforms and contract for certain programming, including podcasts, with significant loyal audiences. Although we have entered into long-term agreements with some of our key talent and programming to protect our interests in those relationships, we can give no assurance that all or any of these persons or programs will remain with us, will retain their audiences or will continue to be profitable. Competition for talent and programming is intense and many of these individuals and programs are under no legal obligation to remain with us. Our competitors may choose to extend offers to any talent or programs on terms that we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key talent and programs are highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or listenership and could result in increased expenses. Our investments in talent and programming have been and may continue to be significant and involve complex negotiations with numerous third parties. These costs may not be recouped and higher costs may lead to decreased profitability or potential write-downs.
Emerging industry trends may adversely impact our ability to generate revenue from our digital advertising inventory and materially adversely affect our business, operations, and financial condition.
There are no uniform methods by which our advertiser clients measure advertising effectiveness. As a result, new methods are regularly created and used by different advertiser clients. We cannot integrate with all possible technological standards to measure advertising effectiveness and there is no guarantee that the standards with which we choose to integrate will be the standards ultimately selected by the majority of our advertiser clients. There is also no guarantee that such standards will accurately reflect the true effectiveness of our advertising. Finally, as discussed in “Compliance with ever evolving regulations, third-party restrictions, and consumer concerns or litigation regarding data privacy and data protection involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, operations, and financial condition”, our ability to integrate with technological standards may be limited by both emerging laws and third parties. If we fail to integrate with the technological standards preferred by our clients, or if those methodologies are inaccurate, our revenue may be adversely affected.
If events occur that damage our reputation and brand, our ability to grow our user base, advertiser relationships, and partnerships may be impaired and our business may be harmed.
We have developed a brand that we believe has contributed to our success. We also believe that maintaining and enhancing our brand is critical to growing our user base, advertiser relationships and partnerships. The iHeartRadio brand ties together our radio stations, digital platforms, social media, podcasts, and events in a unified manner that reflects the quality and compelling nature of our listener experiences. Maintaining and enhancing our brand depends on many factors, including factors that are not entirely within our control. If we fail to successfully promote and maintain our brand or if we suffer damage to the public perception of our brand, our business may be harmed.
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
Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins, include:
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
•natural catastrophes such as earthquakes, hurricanes, tornados, wildfires, and floods, which could damage our facilities, interrupt our services and harm our business; and
•unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

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
•our acquisitions may prove unprofitable and fail to generate anticipated cash flows;
•to successfully manage our business, we may need to:
◦recruit additional senior management because we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and
◦expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;
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
We may be subject to rapidly evolving data security frameworks and/or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In the event a domestic or EU/UK regulator or court were to determine we had not adequately complied with the security requirements under state privacy laws, the EU/UK General Data Protection Regulation (“GDPR”), and/or other data privacy, cybersecurity, consumer protection or related rules or regulations, we may be subject to regulatory and litigation proceedings, financial fines and penalties, injunctive requirements that negatively affect our business model, and/or costly remediation requirements. We may also be required to notify affected individuals and authorities in the event of a personal information breach. For example, the California Consumer Privacy Act and California Privacy Rights Act provide a private right of action to individuals and statutory damages for certain types of data breaches, and the GDPR provides potential fines up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater. We expect these and other developing rules and regulations to increase both upfront compliance costs and liability exposure in the event of a cyberattack or security incident.

Additionally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
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
We use artificial intelligence (“AI”) solutions in our business operations and these applications and our future use of AI in our business may become increasingly important to our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, our business, reputation, financial condition, and results of operations could be adversely affected.
The use of AI applications may result in cybersecurity incidents that implicate the personal data of consumers. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, such as the proper use of copyrighted material with AI applications, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
The regulatory framework for AI technologies is also rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations relating to AI. Existing laws and regulations may be interpreted in ways that could affect the operation of our AI applications. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI applications and technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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
We may implement further restructuring activities and make additions, reductions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any ongoing or future restructuring efforts will be successful or generate expected cost savings.
Risks Related to our Indebtedness
Our substantial indebtedness may adversely affect our financial health and operating flexibility.
Our subsidiary, iHeartCommunications currently has a $450.0 million undrawn senior secured asset-based revolving credit facility that matures in 2027, approximately $4.7 billion in principal amount of secured debt, of which approximately $21.7 million matures in 2025, approximately $28.2 million matures in 2026, approximately $21.6 million matures in 2027, approximately $298.4 million matures in 2028, approximately $2.8 billion matures in 2029, and approximately $1.5 billion has various subsequent maturity dates, and approximately $126.0 million in principal amount of unsecured debt, of which approximately $0.8 million matures in 2025, approximately $45.1 million matures in 2026, approximately $79.8 million matures in 2027 and approximately $0.2 million matures in 2028. This substantial amount of indebtedness could have important consequences to us, including:
◦increasing our vulnerability to adverse general economic, industry, or competitive developments;
◦requiring us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;
◦limiting our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
◦requiring us to sell certain assets;
◦restricting us from making strategic investments, including acquisitions, or causing us to make non-strategic divestitures;
◦limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
◦placing us at a competitive disadvantage compared to our competitors that have less debt;
◦causing us to incur substantial fees from time to time in connection with debt amendments or refinancings;
◦increasing our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and
◦limiting our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

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

The agreements governing iHeartCommunications' secured indebtedness contain covenants that limit iHeartCommunications' and its subsidiaries’ ability to, among other things (and subject to certain exceptions): incur additional indebtedness; pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; make certain investments or other restricted payments; sell certain assets; create liens; merge, consolidate or transfer or dispose of all or substantially all of their assets; repay certain indebtedness prior to maturity thereof; restrict the ability of subsidiaries that are not guarantors to pay dividends or cash distributions, or repay indebtedness owed, to iHeartCommunications or its subsidiaries or make or repay loans or advances to the guarantors, or restrict the ability of any guarantor to create liens on its property for the benefit of the holders of such debt; permit the subsidiaries that hold FCC licenses to engage in other businesses; transfer FCC licenses; transfer material assets to non-guarantors; engage in transactions with affiliates; and change lines of business. Although the covenants in such debt agreements are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations, capital needs, or to engage in other activities that may be in our best interest. In addition, in certain circumstances, our long-term debt may require us to maintain specified financial ratios, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. For example, certain of our debt agreements include total net leverage ratio covenants (which fall away upon certain conditions being met) tested 30 days prior to the maturity dates of iHeartCommunications’ 5.25% senior notes due 2027, 8.375% senior notes due 2027 and 4.75% senior secured notes due 2028 to the extent the aggregate outstanding principal amount of such notes to which such maturity date applies exceeds $50 million on such date. A breach of any of these covenants could result in a default under our debt agreements and the exercise of remedies by the lenders thereunder. In addition, we may be able to incur additional indebtedness in the future. To the extent we incur additional indebtedness, the risks associated with our leverage described above would increase.

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
Moreover, it is possible that our licensing fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could materially increase as a result of private negotiations, one or more rate-setting processes, or administrative and court decisions. For example, we are involved in negotiations with one or more performing rights organizations related to royalty payments for the public performance of musical compositions, the outcome of which could cause us to owe increased royalty payments and adversely impact our business. Furthermore, there is no guarantee that applicable direct licenses will be renewed in the future or that such licenses will be available on the same economic terms associated with the current licenses.

In addition, the rates for the royalties that we pay to SoundExchange for certain types of digital music transmissions are the subject of a pending rate-setting proceeding before the Copyright Royalty Board that will determine statutory rates and terms for the public performance and ephemeral reproduction of sound recordings by various non-interactive webcasters, including us, for the period from January 1, 2026 to December 31, 2030. The outcome of this proceeding may result in an increase to our licensing costs.

From time-to-time, SoundExchange and various record labels and other music licensors notify us that certain calendar years are subject to routine audits of the royalty payments that we make to them in connection with our various uses of music. The results of such audits could result in us having to make higher royalty payments for the subject years.

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
We collect, receive, store, handle, transmit, use and otherwise process personal, demographic and other information related to individuals, including from and about our listeners, consumers, employees, business partners and advertisers as they interact with us. For example: (1) our broadcast radio station websites and our iHeartRadio digital platform collect personal information as users use our services, register for our services, fill out their listener profiles, post comments, participate in polls and contests and sign-up to receive email newsletters; (2) we use tracking technologies, such as “cookies,” to automatically manage and track our listeners’ interactions with us so that we can deliver relevant music content and advertising; (3) we accept credit cards as a method of payment from consumers, business partners and advertisers; and (4) we collect precise location data in limited circumstances about certain of our platform users for analytics, attribution and advertising purposes. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf.
We are subject to limitations imposed by third parties that control the devices or platforms on which our users access our services. Changes to the policies promulgated by these third parties may adversely impact our advertising revenue. For example, Apple has updated its products and services to make it more difficult to track its users and has indicated they may impose additional restrictions in the future and other companies may impose similar restrictions. These changes have reduced and may in the future further reduce the quality and quantity of tracking data available to us and our clients. Some web browsers have begun to limit the use of third-party cookies or have announced an intention to do so or have enabled the "global privacy control" opt-out of targeted advertising by default. These changes may increase the cost of the data we use to target advertisements, reduce our ability to effectively deliver relevant ads to our users and impact our ability to demonstrate to our business partners and advertisers the value of the advertisements we are able to deliver.
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
Moreover, further changes in consumer rights, expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers, or to transfer employee data within the corporate group. New consumer rights, including the right for consumers to opt-out of targeted advertising and the sale of their personal information, to prevent the "sharing" of their personal information for cross-context behavioral advertising, or to have their personal information deleted could lead to a depletion of our consumer database. Such new consumer rights and restrictions on our use of consumer data could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers.
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
As the current or former owner or operator of various real properties and facilities, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws and regulations. However, additional laws or other requirements which may be passed in the future, or a finding of a violation of or liability under existing laws or other requirements, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

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
We are subject to a series of risks regarding scrutiny and regulation of environmental, social, and governance matters.

Companies across industries are facing increasing scrutiny from a variety of stakeholders, including policymakers, related to their sustainability or environmental, social, and governance (“ESG”) practices, such as climate change and human capital, among others. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors and capital providers, use such ratings to assess companies’ ESG profiles. Unfavorable perceptions of our ESG performance could negatively impact our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Increasingly, different stakeholder groups have divergent (or conflicting) views on ESG matters, which increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur material costs or otherwise adversely impact our business.
While we have engaged, and expect to continue to engage in, certain voluntary initiatives (such as voluntary disclosures, certifications, and/or goals) to improve the ESG profile of our company and/or products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined, or perceived, to be erroneous or not in keeping with best practice. We may also modify or terminate certain initiatives or targets, or may be unable to complete them, either on timelines/costs initially anticipated or at all. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary.
There are also increasing and changing regulatory expectations for ESG matters. Various policymakers are imposing domestic and international laws and regulations relating to climate change and sustainability that might require additional investments, disclosure, and the attention of our management team, in connection with implementation and oversight of new practices and reporting processes. These requirements are not always uniform across jurisdictions, and combined with other stakeholder expectations, will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
As of February 24, 2025, we had 125,991,823 shares of Class A common stock, 21,187,567 shares of Class B common stock and 5,039,323 Special Warrants outstanding. Each Special Warrant is currently exercisable for one share of Class A common stock or Class B common stock and each share of Class B common stock is currently convertible into one share of Class A common stock, in each case subject to the media ownership rules and alien ownership restrictions described in Part I, Item 1, Business, included elsewhere in this Annual Report on Form 10-K. Upon the exercise of any Special Warrants or the conversion of any shares of Class B common stock, your voting rights as a holder of Class A common stock will be proportionately diluted. The issuance of additional shares of Class A common stock would increase the number of our publicly traded shares, which could depress the market price of our Class A common stock.
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

Regulations imposed by the Communications Act and the FCC limit the foreign individuals or entities that may invest in our capital stock without FCC approval.
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
The FCC calculates foreign voting rights separately from equity ownership, and both must be at or below the 25 percent threshold absent a foreign ownership declaratory ruling. To the extent that our aggregate foreign ownership or voting percentages exceed 25 percent, any individual foreign holder of our common stock whose ownership or voting percentage would exceed 5 percent or 10 percent (with the applicable percentage determined pursuant to FCC rules) will additionally be required to obtain the FCC’s specific approval. The FCC has issued declaratory rulings that permit us to be up to 100% foreign-owned and specifically approve certain of our foreign shareholders, subject to certain conditions. The acquisition of a significant amount of our stock by a new foreign holder could require us to request additional or modified declaratory rulings from the FCC and to take actions under our certificate of incorporation to ensure our compliance with the Communications Act and FCC regulations until such rulings are granted.

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

These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” "commit," “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, potential impacts from inflation and economic trends, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures for advertising;
•risks related to advertising revenue fluctuations;
•intense competition including increased competition from alternative media and entertainment platforms and technologies;
•dependence upon the performance of on-air talent, program hosts and management as well as maintaining or enhancing our brand;
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

The Board and the Audit Committee receive updates from management at least annually on information security matters, including our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

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
The studios and offices of our radio stations are located in leased or owned facilities. The leases for studios and offices generally have expiration dates that range from one to 15 years. The leases for towers and antennas generally have expiration dates that range from one to 30 years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We lease substantially all of our towers and antennas and own substantially all of the other equipment used in our business. For additional information regarding our properties, see “Item 1. Business.”

ITEM 3. LEGAL PROCEEDINGS
We are involved in a variety of legal proceedings in the ordinary course of business and a large portion of our litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental investigations; intellectual property claims; and tax disputes. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of February 27, 2025:

Name	Age	Position at iHeartMedia	Principal Employment
Robert W. Pittman	71	Chairman and Chief Executive Officer	Same
Richard J. Bressler	67	President, Chief Operating Officer, Chief Financial Officer and Director	Same
Brad Gerstner	53	Director	Chief Executive Officer and Chief Investment Officer of Altimeter Capital Management, LP, a technology focused investment firm
Cheryl Mills	60	Director	Founder and Chief Executive Officer of the BlackIvy Group LLC, a private holding company that builds and operates businesses in Sub-Saharan Africa
Graciela Monteagudo	58	Director	Former Chief Executive Officer of LALA U.S., a producer and distributor of dairy-based products
James A. Rasulo	69	Director	Former Chief Financial Officer and Senior Executive Vice President at Walt Disney Company, a global mass media and entertainment conglomerate
Kamakshi Sivaramakrishnan	49	Director	Senior Director of Product Management of Snowflake Inc., a cloud-based data storage company
Samuel E. Englebardt	47	Director	Co-founder and Partner at Galaxy Digital, a digital asset financial services company, and Founding General Partner of Galaxy Interactive, a venture capital firm
Michael B. McGuinness	48	Executive Vice President – Finance, Deputy Chief Financial Officer and Head of Investor Relations	Same
Scott D. Hamilton	55	Senior Vice President, Chief Accounting Officer and Assistant Secretary	Same
Jordan R. Fasbender	42	Executive Vice President, General Counsel and Secretary	Same

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock are quoted for trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol “IHRT.” There were 363 stockholders of record of our Class A common stock as of February 24, 2025. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B common stock. There were 21,187,567 shares of our Class B common stock outstanding on February 24, 2025. Holders of shares of the Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act of 1934, as amended (the “Communications Act”) and Federal Communications Commission (“FCC”) regulations. There were 26 stockholders of record of our Class B common stock as of February 24, 2025. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
On November 5, 2020, the FCC issued a declaratory ruling, permitting the Company to be up to 100% foreign-owned, subject to certain conditions (the "2020 Declaratory Ruling"). On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the 2020 Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of the Company's Class A common stock or Class B common stock, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, (a) subject to certain exceptions, such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock or total equity, or (b) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. There were 5,039,323 Special Warrants outstanding on February 24, 2025.
For more information regarding our Class A common Stock, Class B common stock and Special Warrants, refer to Note 9, Stockholders' Deficit, to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

Stock Performance Graph
The following graph provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for iHeartMedia, Inc., our Radio Index* and the Nasdaq Stock Market Index for the period from December 31, 2019 through December 31, 2024.

Indexed Stock Price Close
(Price Adjusted for Stock Splits and Dividends)

2500
2000
1500
1000
500
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
iHeartMedia, Inc.
Peer Group Index
Nasdaq Stock Market Index

Source: Yahoo Finance

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
iHeartMedia, Inc.	1,000	768	1,245	363	158	117
Peer Group Index(1)	1,000	626	721	508	473	182
Nasdaq Stock Market Index	1,000	1,436	1,744	1,166	1,673	2,152
(1)We have constructed a peer group index comprised of other radio companies that includes Cumulus Media, Beasley Broadcast Group, and Sirius Holdings. Audacy, Inc. filed for bankruptcy and became a private company in 2024 and therefore is no longer included in our peer group.

Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2024 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	8,662	$2.01	—	$—
November 1 through November 30	1,861	2.23	—	—
December 1 through December 31	8,820	2.07	—	—
Total	19,343	$2.07	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2024 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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
▪the Digital Audio Group, which includes our Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media Group ("Katz Media"), our full-service media representation business, and RCS Sound Software ("RCS"), a provider of scheduling and broadcast software and services.
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
Our segment profitability metric is Segment Adjusted EBITDA, which is reported to the Company's Chief Operating Decision Maker ("CODM") for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. The Company’s CODM is our Chief Executive Officer. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding Restructuring expenses (as defined below) and share-based compensation expenses.
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
Management looks at our Multiplatform Group's operations’ overall revenue as well as each revenue stream including Broadcast Radio, Networks, and Sponsorship and Events. We periodically review and refine our selling structures in all regions and markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.
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
A portion of our Multiplatform Group segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our programming and sales departments, including profit sharing fees and commissions.
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

Audio & Media Services Group

Audio & Media Services Group revenue is generated by services provided to broadcast industry participants through our Katz Media and RCS businesses. As a media representation firm, Katz Media generates revenue via commissions on media sold on behalf of the radio and television stations that it represents, while RCS generates revenue by providing broadcast software and media streaming and research services for radio stations, broadcast television stations, cable channels, record labels, ad agencies and Internet stations worldwide.

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

Cost Savings Initiatives
We implemented operating expense savings initiatives during the year to streamline our organization and increase automation and the use of technology. These initiatives included headcount reductions and other actions and are anticipated to have approximately $150 million of net savings for full year 2025. We continue to explore opportunities for further efficiencies.

Impairment Charges
Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has delayed our expected recovery and has had an adverse impact on our revenue, cash flows, and the trading values of our debt and equity securities for a sustained period. This challenging environment could continue to have a significant impact on our financial results. We performed an interim impairment test as of June 30, 2024 on our indefinite-lived Federal Communications Commission ("FCC") licenses and goodwill. The June 30, 2024 testing resulted in non-cash impairment charges of $304.1 million and $616.1 million to reduce our FCC license and goodwill balances, respectively. Additionally, we recognized non-cash impairment charges of $363.6 million and $595.5 million to our FCC license and goodwill balances, respectively, as a result of our June 30, 2023 interim testing.

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

Debt Exchange Transaction

On December 20, 2024 (the “Settlement Date”), iHeartCommunications completed its previously announced exchange offers and consent solicitations (the "Debt Exchange Transaction") whereby iHeartCommunications exchanged:

(i)$755.4 million principal amount of the existing 6.375% Senior Secured Notes due 2026 (the “2026 Secured Notes”) for $717.6 million principal amount of the new 9.125% Senior Secured First Lien Notes due 2029 (the “2029 First Lien Notes”) and cash consideration of $37.6 million,
(ii)$743.0 million principal amount of the existing 5.250% Senior Secured Notes due 2027 (the “2027 Secured Notes”) for $661.3 million principal amount of the new 7.750% Senior Secured First Lien Notes due 2030 (the “2030 First Lien Notes”),
(iii)$223.1 million principal amount of the existing 4.750% Senior Secured Notes due 2028 for $178.4 million principal amount of the new 7.000% Senior Secured First Lien Notes due 2031 (the “2031 First Lien Notes” and, together with the 2029 First Lien Notes and the 2030 First Lien Notes, the “First Lien Notes”),
(iv)$844.0 million principal amount of the existing 8.375% Senior Notes due 2027 (the “Unsecured Notes”) for $675.2 million principal amount of the new 10.875% Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “New Notes”), and
(v)$2,258.7 million principal amount of the existing senior secured first lien term loans due 2026 (the “Existing Term Loans”) for $2,145.7 million principal amount of the new senior secured first lien term loans due 2029 (the “New Term Loans” and, together with the First Lien Notes, the “First Lien Debt”; the First Lien Debt together with the Second Lien Notes, the “New Debt”) and cash consideration of $112.9 million pursuant to a term loan exchange agreement (the “Term Loan Exchange Agreement”).

In connection with the completed exchange offers, we performed an assessment by debt holder and determined that a portion met the criteria for the exchange transactions to be accounted for as a troubled debt restructuring under ASC 470-60 and a portion met the criteria for exchange transactions to be accounted for as a modification under ASC 470-50. In both instances, the carrying value of the applicable new debt was established at the carrying value of the applicable existing debt and we established new effective interest rates based on the carrying value of the existing debt prior to the debt exchange. The difference between the carrying value of the existing debt and the new debt is reflected as debt premium.

For more information regarding the Debt Exchange Transaction, including the previously announced exchange offers and consent solicitations, refer to Note 6, Long-Term Debt.

Executive Summary

Consolidated revenues for the year ended December 31, 2024 increased due to a continued increase in demand for digital advertising and increased political revenues as 2024 was a presidential election year, partially offset by lower spending on radio advertising as a result of continued uncertain market conditions.
The key developments in our business for the year ended December 31, 2024 are summarized below:
•Consolidated Revenue of $3,854.5 million increased $103.5 million, or 2.8%, during 2024 compared to Consolidated Revenue of $3,751.0 million in 2023.
•Multiplatform Group Revenue decreased $62.5 million, or 2.6%, and Segment Adjusted EBITDA decreased $92.2 million, or 16.7%, compared to 2023.
•Digital Audio Group Revenue increased $95.3 million, or 8.9%, and Segment Adjusted EBITDA increased $30.1 million, or 8.6%, compared to 2023.
•Audio & Media Services Group Revenue increased $70.4 million, or 27.4%, and Segment Adjusted EBITDA increased $69.2 million, or 96.9%, compared to 2023.
•Operating loss of $763.1 million decreased $34.2 million from Operating loss of $797.3 million in 2023. 2024 and 2023 included $922.7 million and $965.1 million of non-cash impairment charges, respectively, primarily related to our goodwill and indefinite-lived intangible assets balances.
•Net loss of $1,009.5 million decreased $90.8 million compared to Net loss of $1,100.3 million in 2023. The decrease was primarily driven by the $96.1 million increase in the Income tax benefit, primarily related to tax benefits recorded in connection with the excluded cancellation of debt income related to the Debt Exchange Transaction, partially offset by $97.3 million of costs incurred in 2024 related to exchange fees incurred to facilitate the Debt Exchange Transaction.
•On the Settlement Date, iHeartCommunications completed the Debt Exchange Transaction resulting in a $150.5 million partial repayment of debt and a $56.5 million payment for accrued interest.
•Cash flows provided by operating activities of $71.4 million decreased $141.6 million compared to 2023.
•Adjusted EBITDA(1) of $705.6 million increased $9.0 million from $696.6 million in 2023.
•Free cash flow(2) of $(26.2) million decreased $136.6 million compared to 2023 and included $89.0 million of Debt Exchange fees, and $46.3 million of the accrued interest paid for the Debt Exchange Transaction that would have been paid in 2025 under the old debt terms.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Year Ended December 31,
	2024	2023
Revenue	$3,854,532	$3,751,025
Operating loss	(763,108)	(797,311)
Net loss	(1,009,494)	(1,100,339)
Cash provided by operating activities	71,429	213,062

Adjusted EBITDA(1)	$705,617	$696,598
Free cash flow(2)	(26,165)	110,392
(1)For a definition of Adjusted EBITDA, and a reconciliation to Operating loss, the most closely comparable U.S. generally accepted accounting principles ("GAAP") measure, and to Net loss, please see “Reconciliation of Operating loss to Adjusted EBITDA” and “Reconciliation of Net loss to EBITDA and Adjusted EBITDA” in this MD&A.
(2)For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2022, including a year-to-year comparison between 2023 and 2022, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

The table below presents the comparison of our historical results of operations:

(In thousands)	Year Ended December 31,
	2024	2023
Revenue	$3,854,532	$3,751,025
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,588,931	1,494,234
Selling, general and administrative expenses (excludes depreciation and amortization)	1,693,679	1,656,171
Depreciation and amortization	409,582	428,483
Impairment charges	922,681	965,087
Other operating expense, net	2,767	4,361
Operating loss	(763,108)	(797,311)
Interest expense, net	379,434	389,775
Gain (loss) on investments, net	75,523	(28,130)
Equity in loss of nonconsolidated affiliates	(2,646)	(3,530)
Gain (loss) on extinguishment of debt and exchange costs	(97,305)	56,724
Other expense, net	(926)	(655)
Loss before income taxes	(1,167,896)	(1,162,677)
Income tax benefit	158,402	62,338
Net loss	(1,009,494)	(1,100,339)
Less amount attributable to noncontrolling interest	447	2,321
Net loss attributable to the Company	$(1,009,941)	$(1,102,660)
The table below presents the comparison of our revenue streams:

(In thousands)	Year Ended December 31,		%
	2024	2023	Change
Broadcast Radio	$1,726,934	$1,752,166	(1.4)%
Networks	437,212	466,404	(6.3)%
Sponsorship and Events	187,344	191,434	(2.1)%
Other	21,419	25,364	(15.6)%
Multiplatform Group	2,372,909	2,435,368	(2.6)%
Digital, excluding Podcast	715,736	661,319	8.2%
Podcast	448,779	407,848	10.0%
Digital Audio Group	1,164,515	1,069,167	8.9%
Audio & Media Services Group	327,055	256,702	27.4%
Eliminations	(9,947)	(10,212)
Revenue, total	$3,854,532	$3,751,025	2.8%

Consolidated results for the year ended December 31, 2024 compared to the consolidated results for the year ended December 31, 2023 were as follows:
Revenue
Consolidated revenue increased $103.5 million during the year ended December 31, 2024 compared to 2023. Multiplatform Group revenue decreased $62.5 million, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by increases in political revenues as 2024 was a presidential election year. Digital Audio Group revenue increased $95.3 million, driven primarily by continuing increases in demand for digital advertising, including podcast advertising. Audio & Media Services revenue increased $70.4 million primarily as a result of higher political revenue and digital revenue.
Direct operating expenses
Consolidated direct operating expenses increased $94.7 million during the year ended December 31, 2024 compared to 2023. The increase was primarily driven by higher variable content costs, including higher third-party digital costs related to the increase in digital revenues and podcast profit sharing expenses, as well as higher music license fees.
Selling, general and administrative (“SG&A”) expenses
Consolidated SG&A expenses increased $37.5 million during the year ended December 31, 2024 compared to 2023. The increase was driven primarily by higher non-cash trade expense, as well as an increase in costs incurred in connection with executing on our cost savings initiatives and higher sales commissions, partially offset by lower bonus expense and lower bad debt expense.
Depreciation and amortization

Depreciation and amortization decreased $18.9 million during 2024 compared to 2023, primarily as a result of a lower fixed asset base due to lower levels of capital expenditures.

Impairment charges
During the years ended December 31, 2024 and 2023, we recorded non-cash impairment charges of $922.7 million and $965.1 million, respectively, to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values as a result of the interim impairment assessments performed in the second quarter of 2024 and 2023, respectively. The impairment charges resulted from the economic uncertainty due to inflation and higher interest rates that has had an adverse impact on our results and has resulted in a significant decrease in the trading values of our debt and equity securities for a sustained period. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K for more information.

We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. No impairment was required for our goodwill and FCC licenses as part of the 2024 or 2023 annual impairment testing.

Interest expense, net
Interest expense, net decreased $10.3 million during 2024 compared to 2023 primarily due to lower outstanding aggregate principal of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 due to the repurchases of $204.0 million of the notes for $147.3 million in cash during 2023 and higher interest income earned on larger cash balances, partially offset by an increase in floating interest rates during 2024.

Gain (loss) on investments, net
During the year ended December 31, 2024, we recognized a gain on investments, net of $75.5 million primarily due to the $101.4 million gain recognized on the sale of our investment in Broadcast Music, Inc. ("BMI") in the first quarter of 2024, partially offset by declines in the value of certain investments. During the year ended December 31, 2023, we recognized a loss on investments, net of $28.1 million related to declines in the value of certain investments.

Gain (loss) on extinguishment of debt and exchange costs
In connection with the Debt Exchange Transaction discussed above, we recognized costs of $97.3 million, primarily related to exchange fees incurred to facilitate the Debt Exchange Transaction. During the year ended December 31, 2023, we recognized a gain of $56.7 million in connection with the repurchase of $204.0 million aggregate principal amount of iHeartCommunications, Inc.’s 8.375% Senior Unsecured Notes due 2027 for $147.3 million in cash. There were no repurchases during the year ended December 31, 2024.
Income tax benefit (expense)
The effective tax rates for the years ended December 31, 2024 and 2023 were 13.6% and 5.4%, respectively. The effective tax rate in 2024 was primarily impacted by the impairment charges to non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, and deferred tax expenses recorded for valuation allowances against disallowed interest carryforwards and net operating losses, partially offset by tax benefits recorded in connection with the excluded cancellation of debt income related to the Debt Exchange Transaction as discussed in Note 6, Long-Term Debt, completed in the fourth quarter of 2024. The effective tax rate for 2023 was primarily impacted by the impairment charges to non-deductible goodwill recorded during the second quarter of 2023.
Net loss attributable to the Company
Net loss attributable to the Company of $1,009.9 million for the year ended December 31, 2024 decreased $92.7 million compared to Net loss attributable to the Company of $1,102.7 million during the year ended December 31, 2023, largely due to the increase in the income tax benefit as described in the section above, partially offset by $97.3 million of transaction fees incurred to facilitate the Debt Exchange Transaction.

Multiplatform Group Results

(In thousands)	Year Ended December 31,		%
	2024	2023	Change
Revenue	$2,372,909	$2,435,368	(2.6)%
Operating expenses(1)	1,911,643	1,881,934	1.6%
Segment Adjusted EBITDA	$461,266	$553,434	(16.7)%
Segment Adjusted EBITDA margin	19.4%	22.7%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group decreased $62.5 million compared to 2023, primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in political revenues. Broadcast revenue decreased $25.2 million, or 1.4%, year-over-year driven by lower spot revenue, partially offset by an increase in political advertising. Networks revenue decreased $29.2 million or 6.3% year-over-year due primarily to the impact of non-returning advertisers. Revenue from Sponsorship and Events decreased $4.1 million, or 2.1%, year-over-year.
Operating expenses increased $29.7 million, driven primarily by higher non-cash trade expense related to the 2024 iHeartRadio Music Festival, the 2024 Summer Olympics, and the 2024 iHeartRadio Music Awards, as well as higher broadcast music license fees, and an increase in tower rent as a result of the tower sale leaseback transaction completed at the end of the third quarter of 2023. These increases were partially offset by lower employee compensation in connection with our cost savings initiatives, lower bad debt expense and lower bonus expense.
Digital Audio Group Results

(In thousands)	Year Ended December 31,		%
	2024	2023	Change
Revenue	$1,164,515	$1,069,167	8.9%
Operating expenses(1)	785,575	720,298	9.1%
Segment Adjusted EBITDA	$378,940	$348,869	8.6%
Segment Adjusted EBITDA margin	32.5%	32.6%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased $95.3 million compared to the prior year, led by Digital, excluding Podcast revenue which increased $54.4 million, or 8.2% year-over-year, primarily due to an increase in demand for digital advertising. Podcast revenue increased $40.9 million, or 10.0%, year-over-year, driven primarily by increased demand for podcasting from advertisers.

Operating expenses increased $65.3 million primarily driven by higher variable content costs, including third-party digital costs and podcast profit sharing costs related to the increase in revenues.

Audio & Media Services Group Results

(In thousands)	Year Ended December 31,		%
	2024	2023	Change
Revenue	$327,055	$256,702	27.4%
Operating expenses(1)	186,381	185,241	0.6%
Segment Adjusted EBITDA	$140,674	$71,461	96.9%
Segment Adjusted EBITDA margin	43.0%	27.8%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group increased $70.4 million compared to the prior year, primarily due to higher political revenue as 2024 was a presidential election year, as well as due to increased demand for digital advertising and contract termination fees earned by Katz Media.

Operating expenses increased $1.1 million primarily driven by higher variable bonus expense based on results and higher sales commissions due to increased revenue, partially offset by lower employee compensation in connection with our cost savings initiatives.

Non-GAAP Financial Measures

Reconciliations of Operating loss to Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2024	2023
Operating loss	$(763,108)	$(797,311)
Depreciation and amortization	409,582	428,483
Impairment charges	922,681	965,087
Other operating expense, net	2,767	4,361
Share-based compensation expense	32,311	35,625
Restructuring expenses	101,384	60,353
Adjusted EBITDA(1)	$705,617	$696,598

Reconciliations of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2024	2023
Net loss	$(1,009,494)	$(1,100,339)
Income tax benefit	(158,402)	(62,338)
Interest expense, net	379,434	389,775
Depreciation and amortization	409,582	428,483
EBITDA	$(378,880)	$(344,419)
(Gain) loss on investments, net	(75,523)	28,130
(Gain) loss on extinguishment of debt and exchange costs	97,305	(56,724)
Other expense, net	926	655
Equity in loss of nonconsolidated affiliates	2,646	3,530
Impairment charges	922,681	965,087
Other operating expense, net	2,767	4,361
Share-based compensation expense	32,311	35,625
Restructuring expenses	101,384	60,353
Adjusted EBITDA(1)	$705,617	$696,598
(1)We define Adjusted EBITDA as consolidated Operating loss adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax benefit, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, (Gain) loss on extinguishment of debt and exchange costs, Other expense, net, Equity in loss of nonconsolidated affiliates, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating loss. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating loss or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with

Operating loss and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliations of Cash provided by operating activities to Free cash flow

(In thousands)	Year Ended December 31,
	2024	2023
Cash provided by operating activities	$71,429	$213,062
Purchases of property, plant and equipment	(97,594)	(102,670)
Free cash flow(1)	$(26,165)	$110,392
(1)We define Free cash flow as Cash provided by operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash provided by operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.

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
Share-based compensation expenses are recorded in the statement of comprehensive loss as Selling, general and administrative expenses and were $32.3 million and $35.6 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024 there was $30.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.5 years and assumes Performance RSUs will be fully earned at target. See Note 9, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Year Ended December 31,
	2024	2023
Cash provided by (used for):
Operating activities	$71,429	$213,062
Investing activities	508	(51,334)
Financing activities	(158,345)	(152,158)
Free Cash Flow(1)	(26,165)	110,392
(1)For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.
Operating Activities
Cash provided by operating activities was $71.4 million in 2024 compared to $213.1 million of cash provided by operating activities in 2023. The decrease was primarily related to the payment of $89.0 million of cash paid for Debt Exchange fees and $46.3 million of accrued interest paid for the Debt Exchange Transaction that would have been paid in 2025 under the old debt terms. The decrease was also driven by the decrease in revenue from our Multiplatform Group and an increase in cash bonus payments in 2024 compared to 2023. These decreases were partially offset by an improvement in the timing of receivable collections.
Investing Activities
Cash provided by investing activities of $0.5 million in 2024 primarily reflects $101.4 million of proceeds received from the sale of our investment in BMI, partially offset by $97.6 million in cash used for capital expenditures. For capital expenditures during the period, we spent $52.2 million for capital expenditures in our Multiplatform Group segment primarily related to our real estate optimization initiatives and software purchases, $22.5 million in our Digital Audio Group segment primarily related to IT infrastructure, $10.4 million in our Audio & Media Services Group segment, primarily related to software, and $12.5 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $51.3 million in 2023 primarily reflects $102.7 million in cash used for capital expenditures. We spent $58.0 million for capital expenditures in our Multiplatform Group segment, primarily related to our real estate optimization initiatives and software purchases, $23.2 million in our Digital Audio Group segment, primarily related to IT infrastructure, $7.4 million in our Audio & Media Services Group segment, primarily related to software, and $14.1 million in Corporate primarily related to equipment and software purchases. These were partially offset by the proceeds from the disposal of assets, which mainly consists of $45.3 million related to the sale of broadcast tower sites and related assets. We are leasing back space on the broadcast towers and related assets under long-term operating leases. Refer to Note 3 - Leases and Note 4 - Property, Plant and Equipment, Intangible Assets and Goodwill for more information.

Financing Activities

Cash used for financing activities of $158.3 million in 2024 primarily relates to $150.5 million of cash paid as partial principal repayment in connection with the Debt Exchange Transaction.

Cash used for financing activities of $152.2 million in 2023 primarily related to the 2023 repurchases of $204.0 million aggregate principal amount of iHeartCommunications, Inc.'s 8.375% Senior Unsecured Notes due 2027 for $147.3 million in cash.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $259.6 million as of December 31, 2024, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility (the "ABL Facility") provided for under the Company's ABL Credit Agreement, dated as of May 17, 2022 (as amended, supplemented, or otherwise modified, the "ABL Credit Agreement"). On November 6, 2024, we amended the ABL Credit Agreement, providing for, among other things, the applicable rate with respect to the loans provided thereunder to be increased by 0.50% and the amendment of certain of the covenants and default provisions. For more information, refer to Note 6, Long-Term Debt. As of December 31, 2024, iHeartCommunications had no amounts outstanding under the ABL Facility, a facility size of $450.0 million and $23.7 million in outstanding letters of credit, resulting in $426.3 million of borrowing base availability. Together with our cash balance of $259.6 million and our borrowing capacity under the ABL Facility, our total available liquidity1 was approximately $685.9 million as of December 31, 2024.
We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which negatively impacted our 2024 revenue and cash flows. For the year ended December 31, 2024, our revenues increased compared to the year ended December 31, 2023 primarily due to revenue growth in our Digital Audio Group, as well as political revenue, partially offset by lower revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of the MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2025 will be to fund our working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the level of borrowings and interest rates at December 31, 2024, we anticipate that we will have approximately $399.5 million of cash interest payments in 2025 compared to $427.5 million of cash interest payments in 2024 which included $46.3 million of the accrued interest paid for the Debt Exchange Transaction that would have been paid in 2025 under the old debt terms. Future increases in interest rates could have a significant impact on our cash interest payments. In addition to the cash interest payments, we are required to make quarterly amortization payments on the New Term Loans (as defined below) in an amount equal to 0.25% of the original principal amount thereof beginning with the quarter ending March 31, 2025. This will result in an additional $21.5 million in cash payments that we must make in 2025 to service our debt. For a description of the Company's future maturities of long-term debt, see Note 6, Long-Term Debt, and for a description of the Company's non-cancelable operating lease agreements and other contractual commitments, see Note 7, Commitments and Contingencies.

We believe that our cash balance, our cash flow from operations and availability under our ABL Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months. We acknowledge the challenges posed by the market uncertainty as a result of global economic weakness and other macroeconomic and political trends, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

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

Sources of Capital

On December 20, 2024, we competed the Debt Exchange Transaction. For more information about the Debt Exchange Transaction, refer to Note 6, Long-Term Debt. We had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	December 31,
	2024	2023
Asset-based Revolving Credit Facility due 2027(1)	$—	$—
Term Loan Facility due 2026(2)	5,095	1,864,032
Incremental Term Loan Facility due 2026(2)	1,500	401,220
Term Loan Facility due 2029(2)	2,145,724	—
6.375% Senior Notes due 2026(2)(3)	44,644	800,000
5.25% Senior Notes due 2027(2)(3)	6,983	750,000
8.375% Senior Unsecured Notes due 2027(2)	72,388	916,357
4.75% Senior Secured Notes due 2028(2)	276,868	500,000
9.125% First Lien Notes due 2029(2)	717,588	—
7.75% First Lien Notes due 2030(2)	661,285	—
7.00% First Lien Notes due 2031(2)	178,443	—
10.875% Second Lien Notes due 2030(2)	675,165	—
Other subsidiary debt	5,008	3,367
Original issue discount	(4,247)	(7,558)
Long-term debt fees	(8,974)	(12,268)
Debt Premium(4)	293,999	—
Total Debt	$5,071,469	$5,215,150
Less: Debt Premium	293,999	—
Less: Cash and cash equivalents	259,580	346,382
Net Debt(5)	$4,517,890	$4,868,768
(1)On November 6, 2024, we amended the ABL Credit Agreement providing for the ABL Facility, which, among other things, increased the applicable rate with respect to the loans provided thereunder by 0.50% and amended certain of the covenants and default provisions. For more information about the ABL Facility, refer to Note 6, Long-Term Debt.
(2)On December 20, 2024, we completed our previously announced exchange offers and consent solicitations. For more information about the Debt Exchange Transaction, see Note 6, Long-Term Debt.
(3)Subsequent to the Debt Exchange Transaction, the 6.375% Senior Notes and the 5.25% Senior Notes are no longer secured.
(4)The difference between the carrying value of the exchanged 5.25% Senior Secured Notes, 4.75% Senior Secured Notes, and 8.375% Senior Unsecured Notes and the principal amount of the 7.75% First Lien Notes due 2030, 7.00% First Lien Notes due 2031 and the 10.875% Second Lien Notes due 2030 was recorded as debt premium and will be reduced as contractual interest payments are made.
(5)Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of December 31, 2024, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended December 31, 2024. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of December 31, 2024, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 6, Long-Term Debt.

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications, and may in the future, as part of various financing and investment strategies, refinance, retire, exchange or purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our outstanding equity securities, in tender offers, open market purchases, privately negotiated transactions or otherwise. Such refinancings, repayments, exchanges or purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For a description of the Debt Exchange Transaction, see above under "Debt Exchange Transaction" and Note 6, Long-Term Debt. We or our subsidiaries may also sell certain assets, securities, or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’ debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
For additional information regarding our debt, including the terms of the governing documents, refer to Note 6, Long-Term Debt, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.
Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the year ended December 31, 2024, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of December 31, 2024, we were in compliance with all covenants related to our debt agreements.
Uses of Capital
Capital Expenditures
Capital expenditures for the years ended December 31, 2024 and 2023 are discussed in the Cash Flows section above.
Dividends
Holders of shares of our Class A common stock are entitled to receive dividends, on a per share basis, when and if declared by our Board out of funds legally available therefor and whenever any dividend is made on the shares of our Class B common stock subject to certain exceptions set forth in our certificate. See Note 9, Stockholders' Deficit, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2024, approximately 45% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense would change by $21.7 million.

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
NEW ACCOUNTING PRONOUNCEMENTS
For information regarding new accounting pronouncements, refer to Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

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

At December 31, 2024, the carrying value of our FCC licenses was $809.9 million after the impairment of $304.1 million. An increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.

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
•Revenues beyond 2028 are projected to grow at a perpetual growth rate, which we estimated at 1.0% for our Multiplatform Reporting unit beyond 2033, 3.0% for our Digital Audio Reporting unit beyond 2032, and 2.0% for our RCS and Katz Media Reporting units.
•Profit margins beyond 2028 utilize the 2028 margin implied in the multi-year forecasts.
•In order to risk adjust the cash flow projections in determining fair value, we utilized discount rates between 17% and 20% for each of our reporting units.

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
We use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits ("UTBs") in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities. developments in case law and significant transactions. These adjustments to our UTBs may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Part II, Item 7 of this Annual Report on Form 10-K, under the heading Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iHeartMedia, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Multiplatform Group and Digital Audio Group Goodwill

Description of the Matter
As described in Note 1 and Note 4 to the consolidated financial statements, at December 31, 2024 the Company’s goodwill was $1.1 billion. Management conducts impairment tests for goodwill annually, or more frequently, if events or circumstances indicate the carrying value of goodwill may be impaired. In the second quarter, the Company performed an interim impairment test which resulted in a goodwill impairment charge of $616.1 million related to the Multiplatform, and RCS reporting units.

Auditing management’s interim impairment tests for the Multiplatform Group ("MPG") and Digital Audio Group ("DAG") goodwill was complex and judgmental and required the involvement of a valuation specialist. The fair value of these reporting units was estimated by the Company using a discounted cash flow approach. The Company's discounted cash flow models involve assumptions such as changes in projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rates. These assumptions are sensitive to and affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above and management's review of data used in their valuation models. This included evaluating controls over the Company’s forecasting process used to develop the estimated future cash flows.

To test the estimated fair values of the MPG and DAG reporting units, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions mentioned above. We compared the projected cash flows to the Company’s historical cash flows and other available market forecast information, including third-party projections for the advertising industry. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Valuation of FCC licenses
Description of the Matter
As described in Note 1 and Note 4 to the consolidated financial statements, at December 31, 2024 the Company’s FCC licenses with indefinite lives were $0.8 billion. Management conducts impairment tests for indefinite-lived intangibles annually, or more frequently, if events or circumstances indicate the carrying value of indefinite-lived intangibles may be impaired. In the second quarter, the Company performed an interim impairment test which resulted in FCC license impairment charges of $304.1 million.

Auditing management’s interim impairment tests for FCC licenses was complex and judgmental and required the involvement of a valuation specialist. The fair value of the FCC license was estimated by the Company using a discounted cash flow approach and market approach. The Company's discounted cash flow models involved assumptions such as changes in projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rates. These assumptions are sensitive to and affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s FCC licenses impairment review process, including controls over management’s review of the significant assumptions described above and management’s review of data used in their valuation models.

To test the estimated fair values of the Company’s FCC licenses, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions mentioned above. We compared the projected revenue growth rates and EBITDA margins utilized within the Company's forecasted cash flows to external third-party projections for the advertising industry, to the Company's peer group, and to the recent historical results of the Company. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the FCC licenses that would result from changes in the assumptions.

Comprehensive Debt Exchange Transaction
Description of the Matter	As described in Note 1 and Note 6 to the consolidated financial statements, on December 20, 2024 the Company completed a comprehensive debt exchange offer and consent solicitation (“the Transaction”) whereby a portion of its existing 6.375% Senior Secured Notes due 2026, 5.250% Senior Secured Notes due 2027, 4.750% Senior Secured Notes due 2028, 8.375% Senior Notes due 2027, and its Senior Secured First Lien Term Loans due 2026 (collectively “Existing Notes”) were exchanged for new Senior Secured First Lien Notes, new Senior Secured Second Lien Notes, and new Senior Secured First Lien Term Loans (collectively “New Notes”). The exchange with certain debt holders who participated in the Transaction was accounted for as troubled debt restructuring (“TDR”), while the exchange with remaining debt holders who participated in the Transaction was accounted for as a modification under ASC 470, Debt. As a result of the Transaction, the Company recorded the income tax effects of the transaction as described in Note 8.

Auditing management’s accounting for the Transaction was challenging due to the discrete analysis of the terms of the exchange for each lender which necessitated the use of professionals with specialized knowledge to address various components of the transaction. In addition, evaluating the income tax effects of the Transaction was complex as it required the use of tax and valuation specialists to audit the calculations used in determining the associated tax benefit recorded.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the Transaction, including management's review controls over the technical accounting aspects of the Transaction, the related calculations described above and the income tax effects of the Transaction.

Our procedures included, among others, reading the underlying agreements and assessing the terms in relation to the relevant accounting principles, testing of the completeness and accuracy of the underlying data and testing the calculations supporting the TDR and debt modification accounting. Specifically, we recalculated the TDR assessments and the debt modification versus debt extinguishment assessments that were performed for each debt holder and evaluated the methodology in accordance with the relevant accounting principles We vouched cash paid in the Transaction and tested a sample of transaction costs for completeness and accuracy. We also obtained external confirmations from legal representatives with respect to the completeness of documents associated with the Transaction to be considered in the Company’s accounting assessments. With respect to the income tax accounting for the transaction, we evaluated management’s calculations and tax technical positions. We involved our valuation specialists to assist us in auditing the related valuations used to support the tax accounting principles and tax technical guidance.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1986, but we are unable to determine the specific year.
San Antonio, Texas
February 27, 2025

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	December 31, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$259,580	$346,382
Accounts receivable, net of allowance of $36,552 in 2024 and $38,055 in 2023	993,328	1,041,214
Prepaid expenses	97,332	93,131
Other current assets	11,602	26,189
Total Current Assets	1,361,842	1,506,916
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	489,843	558,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	809,928	1,113,979
Other intangibles, net	927,582	1,173,210
Goodwill	1,105,156	1,721,483
OTHER ASSETS
Operating lease right-of-use assets	668,165	704,992
Other assets	209,180	173,166
Total Assets	$5,571,696	$6,952,611
CURRENT LIABILITIES
Accounts payable	$253,264	$236,162
Current operating lease liabilities	69,516	73,832
Accrued expenses	348,119	317,575
Accrued interest	22,535	61,987
Deferred revenue	154,345	158,540
Current portion of long-term debt	22,501	340
Total Current Liabilities	870,280	848,436
Long-term debt	5,048,968	5,214,810
Noncurrent operating lease liabilities	716,586	762,820
Deferred income taxes	102,898	339,768
Other long-term liabilities	204,744	171,535
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	5,289	9,397
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 127,474,033 and 124,299,288 shares in 2024 and 2023, respectively	128	125
Class B Common Stock, par value 0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,285,914 and 21,347,363 shares in 2024 and 2023, respectively	21	21
Special Warrants, 5,039,323 and 5,101,870 issued and outstanding in 2024 and 2023, respectively	—	—
Additional paid-in capital	2,975,703	2,947,096
Accumulated deficit	(4,340,083)	(3,330,142)
Accumulated other comprehensive loss	(1,885)	(1,128)
Cost of shares (1,587,031 in 2024 and 983,589 in 2023) held in treasury	(10,953)	(10,127)
Total Stockholders' Deficit	(1,371,780)	(384,758)
Total Liabilities and Stockholders' Deficit	$5,571,696	$6,952,611

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Year Ended December 31,
	2024	2023	2022
Revenue	$3,854,532	$3,751,025	$3,912,283
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,588,931	1,494,234	1,480,326
Selling, general and administrative expenses (excludes depreciation and amortization)	1,693,679	1,656,171	1,592,946
Depreciation and amortization	409,582	428,483	445,664
Impairment charges	922,681	965,087	311,489
Other operating expense	2,767	4,361	24,998
Operating income (loss)	(763,108)	(797,311)	56,860
Interest expense, net	379,434	389,775	341,674
Gain (loss) on investments, net	75,523	(28,130)	(1,045)
Equity in loss of nonconsolidated affiliates	(2,646)	(3,530)	(11)
Gain (loss) on extinguishment of debt and exchange costs	(97,305)	56,724	30,214
Other expense, net	(926)	(655)	(2,295)
Loss before income taxes	(1,167,896)	(1,162,677)	(257,951)
Income tax benefit (expense)	158,402	62,338	(4,719)
Net loss	(1,009,494)	(1,100,339)	(262,670)
Less amount attributable to noncontrolling interest	447	2,321	1,993
Net loss attributable to the Company	$(1,009,941)	$(1,102,660)	$(264,663)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(757)	203	(1,074)
Other comprehensive income (loss), net of tax	(757)	203	(1,074)
Comprehensive loss	(1,010,698)	(1,102,457)	(265,737)
Less amount attributable to noncontrolling interest	—	—	—
Comprehensive loss attributable to the Company	$(1,010,698)	$(1,102,457)	$(265,737)

Net loss attributable to the Company per common share:
Basic	$(6.68)	$(7.39)	$(1.79)
Weighted average common shares outstanding - Basic	151,272	149,255	148,058
Diluted	$(6.68)	$(7.39)	$(1.79)
Weighted average common shares outstanding - Diluted	151,272	149,255	148,058
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2021	120,633,937	21,590,192	5,304,430	$8,410	$142	$2,876,571	$(1,962,819)	$(257)	$(6,282)	$915,765
Net income (loss)				1,993	—	—	(264,663)	—	—	(262,670)
Vesting of restricted stock and other	1,430,359			—	2	472	—	—	(2,652)	(2,178)
Share-based compensation				—	—	35,457	—	—	—	35,457
Dividends declared and paid to noncontrolling interests				(794)	—	—	—	—	—	(794)
Conversion of Special Warrants to Class A and B Shares	96,516	96,602	(193,118)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	209,613	(209,613)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(1,074)	—	(1,074)
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net income (loss)				2,321	—	—	(1,102,660)	—	—	(1,100,339)
Vesting of restricted stock and other	1,789,603			—	2	(2)	—	—	(1,193)	(1,193)
Share-based compensation				—	—	34,598	—	—	—	34,598
Dividends declared and paid to noncontrolling interests				(2,533)	—	—	—	—	—	(2,533)
Conversion of Special Warrants to Class A and B Shares	9,383	59	(9,442)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	129,877	(129,877)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	203	—	203
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				447	—	—	(1,009,941)	—	—	(1,009,494)
Vesting of restricted stock and other	3,050,749			—	3	(3)	—	—	(826)	(826)
Share-based compensation				—	—	28,610	—	—	—	28,610
Dividends declared and paid to noncontrolling interests				(4,555)	—	—	—	—	—	(4,555)
Conversion of Special Warrants to Class A and B Shares	62,547	—	(62,547)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	61,449	(61,449)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(757)	—	(757)
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)

(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2024, 2023, 2022, or 2021.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(1,009,494)	$(1,100,339)	$(262,670)
Reconciling items:
Impairment charges	922,681	965,087	311,489
Depreciation and amortization	409,582	428,483	445,664
Deferred taxes	(236,863)	(144,588)	(74,418)
Provision for doubtful accounts	15,888	29,488	14,236
Amortization of deferred financing charges and note discounts, net	5,611	6,739	6,234
Share-based compensation	28,610	34,598	35,457
Loss on disposal of operating and other assets	1,466	2,290	23,306
(Gain) loss on investments, net	(75,523)	28,130	1,045
Equity in loss of nonconsolidated affiliates	2,646	3,530	11
(Gain) loss on extinguishment of debt	275	(56,724)	(30,214)
Barter and trade income	(51,874)	(33,315)	(40,652)
Other reconciling items, net	1,594	347	692
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	28,388	(31,091)	(20,867)
(Increase) Decrease in prepaid & other current assets	7,628	(26,485)	(13,362)
(Increase) Decrease in other long-term assets	814	7,269	(4,776)
Increase (Decrease) in accounts payable	18,593	(3,097)	34,443
Increase (Decrease) in accrued expenses	54,508	87,773	(5,250)
Decrease in accrued interest	(39,453)	(2,177)	(3,818)
Increase (Decrease) in deferred revenue	(15,633)	18,495	2,707
Increase (Decrease) in other long-term liabilities	1,985	(1,351)	818
Net cash provided by operating activities	71,429	213,062	420,075
Cash flows from investing activities:
Proceeds from sale of investment securities	101,756	3,864	902
Purchases of property, plant and equipment	(97,594)	(102,670)	(160,969)
Proceeds from disposal of assets	3,154	56,956	36,830
Change in other, net	(6,808)	(9,484)	(5,989)
Net cash provided by (used for) investing activities	508	(51,334)	(129,226)
Cash flows from financing activities:
Payments on long term debt	(151,357)	(148,433)	(300,135)
Dividends and other payments to noncontrolling interests	(4,555)	(2,533)	(794)
Change in other, net	(2,433)	(1,192)	(5,179)
Net cash used for financing activities	(158,345)	(152,158)	(306,108)
Effect of exchange rate changes on cash	(394)	151	(634)
Net increase (decrease) in cash, cash equivalents and restricted cash	(86,802)	9,721	(15,893)
Cash, cash equivalents and restricted cash at beginning of period	346,382	336,661	352,554
Cash, cash equivalents and restricted cash at end of period	$259,580	$346,382	$336,661
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$427,467	$392,687	$342,393
Cash paid during the year for income taxes	13,394	14,006	35,417
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

The Company's segment profitability metric is Segment Adjusted EBITDA which is reported to the Company's Chief Operating Decision Maker ("CODM") for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. The Company’s CODM is our Chief Executive Officer. Segment Adjusted EBITDA is calculated as Revenue less operating expenses, excluding restructuring expenses and share-based compensation expenses. Restructuring expenses include severance and other expenses incurred in connection with cost saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle.

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
Economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This challenging economic environment has led to broader market uncertainty, has delayed our expected recovery, and has had an adverse impact on the Company's revenues, cash flows, and trading values of the Company's debt and equity securities which indicated a need for the Company to perform an interim impairment test as of June 30, 2024 on the goodwill recorded in its reporting units, as well as its indefinite-lived Federal Communication Commission ("FCC") licenses. The June 30, 2024 testing resulted in non-cash impairment charges of $616.1 million and $304.1 million to reduce the goodwill and FCC license balances, respectively. No impairment was required as a result of the 2024 annual impairment testing.

As of December 31, 2024, the Company had $259.6 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a facility size of $450.0 million, no outstanding borrowings and $23.7 million of outstanding letters of credit, resulting in $426.3 million of borrowing base

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
availability. The Company's total available liquidity as of December 31, 2024 was approximately $685.9 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
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
Leases
The Company enters into operating lease contracts for land, buildings, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases primarily include land and building lease contracts as well as leases of radio towers. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles and copiers. Operating leases are reflected on the Company's balance sheet within Operating lease right-of-use ("ROU") assets and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively. The Company's finance leases are included within Property, plant and equipment, net with the related liabilities included within Long-term debt.
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
When the Company decides to abandon a leased property before the expiration of the lease term, management assesses whether such property will be subleased. If it is determined that subleasing the property for the remaining lease term is reasonable, management estimates the fair value of the sublease payments to be received and compares the estimated fair value to the ROU asset. To the extent the estimated fair value is less than the net book value of the ROU asset, the Company records a non-cash impairment charge for the difference, and the remaining ROU asset is recorded ratably over the remaining lease term. If it is determined that subleasing the property for the remaining lease term is not reasonable (e.g., the remaining lease term is too

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
short to reasonably expect the property to be subleased), amortization of the net book value of the ROU asset is accelerated and recognized as expense ratably from the decision date to the date the Company ceases use of the property.
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
The Company's key assumptions using the direct valuation method are market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. The Company obtained recent broadcast radio industry revenue projections which it considered along with various other sources of data in developing the assumptions used for purposes of performing impairment testing on its FCC licenses.
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
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2024 and 2023.
Long-Term Debt
In connection with the completed exchange offers, the Company performed an assessment by debt holder and determined that a portion met the criteria for the exchange transactions to be accounted for as a troubled debt restructuring under ASC 470-60 and a portion met the criteria for exchange transactions to be accounted for as a modification under ASC 470-50. In both instances, the carrying value of the applicable new debt was established at the carrying value of the applicable existing debt and the Company established new effective interest rates based on the carrying value of the existing debt prior to the debt exchange. The difference between the carrying value of the existing debt and the new debt is reflected as debt premium.

For more information regarding the previously announced exchange offers and consent solicitations, refer to Note 6, Long-Term Debt.

Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. The Company has not provided U.S. federal income taxes for

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
temporary differences with respect to investments in foreign subsidiaries. It is not apparent that these temporary differences will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries was needed to fund operations in the U.S., the Company could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. The Company regularly reviews its tax liabilities on amounts that may be distributed in future periods and provides for foreign withholding and other current and deferred taxes on any such amounts, where applicable.
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
The primary source of revenue in the Multiplatform Group segment is the sale of advertising on the Company’s broadcast radio stations and national and local live events. Revenues for advertising spots are recognized at the point in time when the advertisement is broadcast. Revenues for event sponsorships are recognized over the period of the event. Multiplatform Group also generates revenues from programming talent, network syndication, traffic and weather data, and other miscellaneous transactions, which are recognized when the services are transferred to the customer. Multiplatform Group's contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Costs
Incremental costs of obtaining a contract primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. These costs are generally expensed when incurred because the period of benefit is one year or less.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $254.9 million, $233.9 million, and $166.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, which includes $230.0 million, $210.2 million, and $138.3 million in barter advertising, respectively.
Share-Based Compensation
Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on market or service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on performance conditions, this cost is recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgment, such as expected volatility, among other factors.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' deficit, Accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in Other expense, net in the statement of comprehensive loss.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2024 presentation.

Restricted Cash

As of December 31, 2024 and 2023, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
New Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of expenses provided to the CODM that are included within the reported measure of segment profit or loss. The Company retrospectively adopted this guidance during the fourth quarter of 2024.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and should be applied prospectively. We are currently evaluating the impact of this standard on our annual disclosures.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued Update 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This update focuses on the disaggregation of income statement expenses, requiring entities to provide more detailed disclosures about certain expenses in their financial statements. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard on our disclosures, including timing and method of adoption.

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
•The primary source of revenue in the Audio and Media Services Group segment is the generation of revenue through contractual commissions realized from the sale of national spot and online advertising on behalf of clients of its full-service media representation business, Katz Media. The Company also generates revenue through the sale of broadcast software and media streaming and research services as part of RCS.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table shows revenue streams for the Company:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio and Media Services Group	Eliminations	Consolidated
Year Ended December 31, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$1,726,934	$—	$—	$—	$1,726,934
Networks(2)	437,212	—	—	—	437,212
Sponsorship and Events(3)	187,344	—	—	—	187,344
Digital, excluding Podcast(4)	—	715,736	—	(4,626)	711,110
Podcast(5)	—	448,779	—	—	448,779
Audio & Media Services(6)	—	—	327,055	(5,321)	321,734
Other(7)	20,632	—	—	—	20,632
Total	2,372,122	1,164,515	327,055	(9,947)	3,853,745
Revenue from leases(8)	787	—	—	—	787
Revenue, total	$2,372,909	$1,164,515	$327,055	$(9,947)	$3,854,532

Year Ended December 31, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$1,752,166	$—	$—	$—	$1,752,166
Networks(2)	466,404	—	—	—	466,404
Sponsorship and Events(3)	191,434	—	—	—	191,434
Digital, excluding Podcast(4)	—	661,319	—	(4,800)	656,519
Podcast(5)	—	407,848	—	—	407,848
Audio & Media Services(6)	—	—	256,702	(5,412)	251,290
Other(7)	23,351	—	—	—	23,351
Total	2,433,355	1,069,167	256,702	(10,212)	3,749,012
Revenue from leases(8)	2,013	—	—	—	2,013
Revenue, total	$2,435,368	$1,069,167	$256,702	$(10,212)	$3,751,025

Year Ended December 31, 2022
Revenue from contracts with customers:
Broadcast Radio(1)	$1,883,324	$—	$—	$—	$1,883,324
Networks(2)	503,244	—	—	—	503,244
Sponsorship and Events(3)	188,985	—	—	—	188,985
Digital, excluding Podcast(4)	—	663,392	—	(5,238)	658,154
Podcast(5)	—	358,432	—	—	358,432
Audio & Media Services(6)	—	—	304,302	(5,348)	298,954
Other(7)	20,249	—	—	(447)	19,802
Total	2,595,802	1,021,824	304,302	(11,033)	3,910,895
Revenue from leases(8)	1,388	—	—	—	1,388
Revenue, total	$2,597,190	$1,021,824	$304,302	$(11,033)	$3,912,283

(1)Broadcast Radio revenue is generated through the sale of advertising time on the Company’s radio stations.
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
(5)Podcast revenue is primarily generated through the sale of advertising on the Company's podcast network.
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

	Year Ended December 31,
(In thousands)	2024	2023	2022
Consolidated:
Trade and barter revenues	$261,075	$255,603	$188,357
Trade and barter expenses	260,464	234,984	188,161

In addition to the trade and barter revenue in the table above, the Company recognized barter revenue of $51.9 million, $33.3 million, and $40.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, in connection with investments made in companies in exchange for advertising services.

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Deferred revenue from contracts with customers:
Beginning balance(1)	$181,899	$157,910	$161,114
Revenue recognized, included in beginning balance	(135,442)	(112,224)	(117,947)
Additions, net of revenue recognized during period, and other	127,309	136,213	114,743
Ending balance	$173,766	$181,899	$157,910
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.
The Company’s contracts with customers generally have a term of one year or less. However, as of December 31, 2024, the Company expects to recognize $232.9 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

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

The following tables provide the components of lease expense included within the statement of comprehensive loss:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease expense	$132,443	$132,059	$144,592
Variable lease expense	27,150	25,114	32,398
Non-cash impairment of ROU assets	2,045	6,058	8,683

The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases:

	Year Ended December 31,
(In thousands)	2024	2023
Operating lease weighted average remaining lease term (in years)	12.4	12.8
Operating lease weighted average discount rate	9.8%	9.1%

As of December 31, 2024, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2025	$135,362
2026	132,673
2027	120,342
2028	113,345
2029	102,804
Thereafter	834,175
Total lease payments	$1,438,701
Less: Effect of discounting	652,599
Total operating lease liability	$786,102

The following table provides supplemental cash flow information related to leases:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$149,432	$141,869	$141,340
Lease liabilities arising from obtaining right-of-use assets(1)	29,819	47,430	173,235
(1)Lease liabilities from obtaining right-of-use assets includes new leases entered into during the years ended December 31, 2024, 2023, and 2022.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $62.1 million, $67.1 million, and $87.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	December 31, 2024	December 31, 2023
Land, buildings and improvements	$335,502	$316,655
Towers, transmitters and studio equipment	207,349	195,609
Computer equipment and software	741,259	685,417
Furniture and other equipment	54,108	47,684
Construction in progress	12,186	16,473
	1,350,404	1,261,838
Less: accumulated depreciation	860,561	702,973
Property, plant and equipment, net	$489,843	$558,865

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
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment and were $0.8 billion and $1.1 billion at December 31, 2024 and 2023, respectively. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 1, Basis of Presentation, economic uncertainty due to inflation and higher interest rates since 2022 has resulted in, among other things, lower advertising spending by businesses. This economic uncertainty has had an adverse impact on the Company's revenues and cash flows. In addition, the economic uncertainty has had a significant impact on the trading values of the Company's debt and equity securities for a sustained period. As a result, the Company performed an interim impairment test as of June 30, 2024 on its FCC licenses, which resulted in a non-cash impairment charge of $304.1 million to the FCC licenses balance in the second quarter of 2024. No impairment was identified related to our FCC licenses as part of the 2024 annual impairment test performed during the third quarter.

The Company recognized a non-cash impairment charge of $363.6 million on its FCC licenses as a result of the interim impairment assessment performed in the second quarter of 2023. No impairment was identified related to our FCC licenses as part of the 2023 annual impairment test performed during the third quarter.

The Company recognized a non-cash impairment charge of $302.1 million on its FCC licenses as part of the 2022 annual impairment testing.

Since our emergence from bankruptcy in 2019, we have recorded $1.5 billion of cumulative impairment charges to our FCC licenses.

Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets:

(In thousands)	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(967,377)	$1,652,623	$(800,377)
Talent and other contracts	338,900	(245,909)	338,900	(203,479)
Trademarks and tradenames	335,912	(190,450)	335,912	(156,468)
Other	18,003	(14,120)	18,003	(11,904)
Total	$2,345,438	$(1,417,856)	$2,345,438	$(1,172,228)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2024, 2023, and 2022 was $245.3 million, $246.7 million and $253.6 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2025	$213,842
2026	201,512
2027	176,171
2028	160,395
2029	121,622

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The following tables present the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2022(1)	$1,462,022	$747,350	$104,031	$2,313,403
Impairment	(121,563)	(439,383)	(34,515)	(595,461)
Acquisitions	—	3,375	—	3,375
Foreign currency	—	84	82	166
Balance as of December 31, 2023	$1,340,459	$311,426	$69,598	$1,721,483
Impairment	(608,958)	—	(7,127)	(616,085)
Foreign currency	—	(73)	(169)	(242)
Balance as of December 31, 2024	$731,501	$311,353	$62,302	$1,105,156
(1)Beginning goodwill balance is presented net of prior accumulated impairment losses of $1.2 billion related to the Multiplatform Group segment. Refer to the table above for impairments recorded in 2024 and 2023.
Goodwill Impairment
The Company performs its annual impairment test on our goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The impairment testing performed as of June 30, 2024 indicated that carrying values of the Company's Multiplatform and RCS reporting units exceeded their fair values. The fair value of our Digital and Katz reporting units exceeded its carrying value.
As discussed above, economic uncertainty has had a significant impact on the Company's revenue and cash flows, as well as the trading values of the Company's debt and equity securities for a sustained period. The June 30, 2024 interim impairment test resulted in a $616.1 million impairment of goodwill. In determining the fair value of our reporting units, the Company considered industry and market factors including trading multiples of similar businesses and the trading prices of its debt and equity securities. There were no significant changes to assumptions used for the 2024 annual impairment test. No impairment was identified related to our goodwill balance as a result of the 2024 annual impairment test performed during the third quarter.
The Company also recognized non-cash impairment of $595.5 million as a result of its interim impairment test performed as of June 30, 2023. No impairment was identified related to our goodwill balance as a result of the 2023 annual impairment test performed during the third quarter of 2023.
No goodwill impairment was recorded for 2022.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – INVESTMENTS

The following table summarizes the Company's investments in nonconsolidated affiliates and other securities:

(In thousands)	Available-for-Sale Debt Securities	Equity Method Investments	Other Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2022	$39,113	$13,419	$72,237	$452	$125,221
Purchases of investments	39,775	796	1,937	341	42,849
Equity in loss of nonconsolidated affiliates	—	(3,530)	—	—	(3,530)
Disposals	—	—	—	(3,864)	(3,864)
Loss on investments	(15,591)	—	(7,167)	(5,372)	(28,130)
Conversions and other	(15,474)	—	7,146	10,000	1,672
Balance at December 31, 2023	$47,823	$10,685	$74,153	$1,557	$134,218
Purchases of investments	49,635	5,933	7,850	—	63,418
Equity in loss of nonconsolidated affiliates	—	(2,646)	—	—	(2,646)
Disposals	—	—	(101,357)	(399)	(101,756)
Gain (loss) on investments, net	(14,442)	—	91,123	(1,158)	75,523
Conversions and other	(9,752)	—	9,457	—	(295)
Balance at December 31, 2024	$73,264	$13,972	$81,226	$—	$168,462
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Asset-based Revolving Credit Facility due 2027(1)	$—	$—
Term Loan Facility due 2026(2)	5,095	1,864,032
Incremental Term Loan Facility due 2026(2)	1,500	401,220
Term Loan Facility due 2029(2)	2,145,724	—
6.375% Senior Notes due 2026(2)(3)	44,644	800,000
5.25% Senior Notes due 2027(2)(3)	6,983	750,000
8.375% Senior Unsecured Notes due 2027(2)	72,388	916,357
4.75% Senior Secured Notes due 2028(2)	276,868	500,000
9.125% First Lien Notes due 2029(2)	717,588	—
7.75% First Lien Notes due 2030(2)	661,285	—
7.00% First Lien Notes due 2031(2)	178,443	—
10.875% Second Lien Notes due 2030(2)	675,165	—
Other subsidiary debt(4)	5,008	3,367
Original issue discount	(4,247)	(7,558)
Long-term debt fees	(8,974)	(12,268)
Debt Premium(5)	293,999	—
Total debt	5,071,469	5,215,150
Less: Current portion	22,501	340
Total long-term debt	$5,048,968	$5,214,810

(1)On November 6, 2024, the Company amended its ABL Credit Agreement that provides the $450 million senior secured asset-based revolving credit facility (the "ABL Facility"), providing for, among other things, the applicable rate with respect to the loans provided thereunder to be increased by 0.50% and certain of the covenants and default provisions to become amended. Refer to the 'ABL Amendment' section below for more information. As of December 31, 2024, the ABL Facility had a facility size of $450.0 million, no outstanding borrowings and $23.7 million of outstanding letters of credit, resulting in $426.3 million of borrowing base availability.
(2)On December 20, 2024, the Company completed its previously announced exchange offers and consent solicitations. Refer to the 'Debt Exchange Transaction,' 'New Indentures; New Term Loan Credit Agreement,' and 'Supplemental Indentures' sections below for more information.
(3)Subsequent to the Debt Exchange Transaction, the 6.375% Senior Notes and the 5.25% Senior Notes are no longer secured.
(4)Other subsidiary debt consists of finance lease obligations maturing at various dates from 2025 through 2045.
(5)The difference between the carrying value of the exchanged 5.250% Senior Secured Notes, 4.750% Senior Secured Notes, and 8.375% Notes and the principal amount of the 7.75% First Lien Notes due 2030, 7.00% First Lien Notes due 2031 and the 10.875% Second Lien Notes due 2030 was recorded as debt premium and will be reduced as contractual interest payments are made.
The Company’s weighted average interest rate was 9.4% and 7.3% as of December 31, 2024 and December 31, 2023, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.1 billion and $4.2 billion as of December 31, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC 820-10-35, Fair Value Measurement, the fair market value of the Company’s debt is classified as either Level 1 or Level 2.
As of December 31, 2024, we were in compliance with all covenants related to the Company's debt agreements.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Exchange Transaction

On December 20, 2024 (the “Settlement Date”), iHeartCommunications completed its previously announced exchange offers and consent solicitations whereby iHeartCommunications exchanged:

(i)$755.4 million principal amount of the existing 6.375% Senior Secured Notes due 2026 (the “2026 Secured Notes”) for $717.6 million principal amount of the new 9.125% Senior Secured First Lien Notes due 2029 (the “2029 First Lien Notes”) and cash consideration of $37.6 million,
(ii)$743.0 million principal amount of the existing 5.250% Senior Secured Notes due 2027 (the “2027 Secured Notes”) for $661.3 million principal amount of the new 7.750% Senior Secured First Lien Notes due 2030 (the “2030 First Lien Notes”),
(iii)$223.1 million principal amount of the existing 4.750% Senior Secured Notes due 2028 (the "2028 Secured Notes") for $178.4 million principal amount of the new 7.000% Senior Secured First Lien Notes due 2031 (the “2031 First Lien Notes” and, together with the 2029 First Lien Notes and the 2030 First Lien Notes, the “First Lien Notes”),
(iv)$844.0 million principal amount of the existing 8.375% Senior Notes due 2027 (the “Unsecured Notes”) for $675.2 million principal amount of the new 10.875% Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “New Notes”), and
(v)$2,258.7 million principal amount of the existing senior secured first lien term loans due 2026 (the “Existing Term Loans”) for $2,145.7 million principal amount of the new senior secured first lien term loans due 2029 (the “New Term Loans” and, together with the First Lien Notes, the “First Lien Debt”; the First Lien Debt together with the Second Lien Notes, the “New Debt”) and cash consideration of $112.9 million pursuant to a term loan exchange agreement (the “Term Loan Exchange Agreement”) (collectively, the “Comprehensive Transactions”).

New Indentures; New Term Loan Credit Agreement

The First Lien Notes were issued pursuant to an indenture, dated as of the Settlement Date (the “First Lien Indenture”), by and among iHeartCommunications, the Guarantors (as defined below) party thereto and U.S. Bank Trust Company, National Association (“U.S. Bank”), as trustee and collateral agent for each series of the First Lien Notes. The Second Lien Notes were issued pursuant to an indenture, dated as of the Settlement Date (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), by and among iHeartCommunications, the Guarantors and U.S. Bank, as trustee and collateral agent. The New Term Loans were incurred under a credit agreement, dated as of the Settlement Date (the “New Term Loan Credit Agreement” and, together with the Indentures, the “Debt Instruments”), by and among iHeartCommunications, the Guarantors, Bank of America, N.A. (“BofA”), as administrative agent and collateral agent, and each lender party thereto.

The 2029 First Lien Notes will mature on May 1, 2029, bear interest at an initial rate of 9.125% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such 2029 First Lien Notes) and interest will be payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2025.

The 2030 First Lien Notes will mature on August 15, 2030, bear interest at an initial rate of 7.750% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such 2030 First Lien Notes) and interest will be payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2025.

The 2031 First Lien Notes will mature on January 15, 2031, bear interest at an initial rate of 7.000% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such 2031 First Lien Notes) and interest will be payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2025.

The Second Lien Notes will mature on May 1, 2030, bear interest at an initial rate of 10.875% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such Second Lien Notes) and interest will be payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2025.

The New Term Loans will mature on May 1, 2029, and bear interest at a rate per annum based on, at iHeartCommunications’ election, either (1) adjusted term SOFR, subject to a 0% floor, plus an initial applicable margin of 5.775% (subject to decreases in the future upon iHeartCommunications obtaining certain corporate credit ratings) or (2) an alternate base rate plus an initial applicable margin of 4.775% (subject to decrease in the future upon iHeartCommunications obtaining certain corporate credit

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ratings). iHeartCommunications is required to make quarterly amortization payments on the New Term Loans in an amount equal to 0.25% of the original principal amount thereof beginning with the quarter ended March 31, 2025.

Each series of the New Debt is guaranteed on a senior secured basis by iHeartMedia Capital I, LLC (the “Capital I”) and each existing and future material, wholly-owned domestic subsidiary of Capital I, subject to certain exceptions (the “Subsidiary Guarantors” and, together with Capital I, the “Guarantors”). Each series of the First Lien Debt and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a first priority lien on substantially all of the assets of iHeartCommunications and the Guarantors (the “Fixed Asset Collateral”), other than the accounts receivable and related assets of iHeartCommunications and the Guarantors (the “ABL Collateral” and, together with the Fixed Asset Collateral, the “Collateral”), and by a second priority lien on the ABL Collateral, and the Second Lien Notes and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a second priority lien on the Fixed Asset Collateral and by a third priority lien on the ABL Collateral.

iHeartCommunications may redeem each series of the New Notes at its option, in whole or in part, at any time prior to December 20, 2026, at a price equal to 100% of the principal amount of the New Notes of such series redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. iHeartCommunications may redeem each series of the New Notes at its option, in whole or in part, on or after December 20, 2026, at the redemption prices set forth in the First Lien Indenture or Second Lien Indenture, as applicable, plus accrued and unpaid interest to the redemption date. iHeartCommunications may make voluntary prepayments of the New Term Loans at its option, in whole or in part, subject to a prepayment premium as set forth in the New Term Loan Credit Agreement. Upon the occurrence of certain events, including a change of control, asset sales in excess of certain thresholds and, in the case of the 2029 First Lien Notes and the New Term Loans, excess cash flows in excess of certain thresholds, iHeartCommunications will be required to repay or make an offer to repurchase, as applicable, the New Debt (or in the case of excess cash flows, the 2029 First Lien Notes and the New Term Loans) pursuant to and subject to the provisions set forth in the applicable Debt Instrument.

The Debt Instruments contain covenants that limit iHeartCommunications’ and its subsidiaries’ ability to, among other things (and subject to certain exceptions):

•incur additional indebtedness;
•pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock;
•make certain investments or other restricted payments;
•sell certain assets;
•create liens;
•merge, consolidate or transfer or dispose of all or substantially all of their assets;
•repay certain junior indebtedness or existing debt;
•restrict the ability of subsidiaries to pay dividends; make loans or transfer property to iHeartCommunications or its subsidiaries; permit the subsidiaries that hold FCC licenses to engage in other businesses;
•transfer FCC licenses or incur indebtedness;
•transfer material assets to non-guarantors; engage in transactions with affiliates; and
•change lines of business.

Asset-based Revolving Credit Facility due 2027

In connection with the completed exchange offers, the provisions set forth in the previously announced and filed Amendment No. 1 (the “ABL Amendment”), dated as of November 6, 2024, to the ABL Credit Agreement dated as of May 17, 2022 and as amended, supplemented or modified from time to time, by and among iHeartCommunications, the Guarantors, BofA, as administrative agent and collateral agent, and the lenders from time to time party thereto, providing for, among other things, the applicable rate with respect to the loans provided thereunder to be increased by 0.50% and certain of the covenants and default provisions to become amended, in each case upon the consummation of the Comprehensive Transactions, became effective as of the Settlement Date.

Size and Availability
The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. As of December 31, 2024, iHeartCommunications had no principal amounts outstanding under the ABL Facility, a facility size of $450.0 million and $23.7 million in outstanding letters of credit, resulting in $426.3 million of borrowing base availability.
Interest Rate and Fees

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable rate plus, at iHeartCommunications’ option, either (1) a base rate, (2) a term Secured Overnight Financing Rate (“SOFR”) rate (which includes a credit spread adjustment of 10 basis points), or (3) for certain foreign currencies, a eurocurrency rate. The applicable margin for borrowings under the ABL Facility range from 1.75% to 2.25% for both term SOFR and eurocurrency borrowings and from 0.75% to 1.25% for base-rate borrowings, in each case, depending on average excess availability under the ABL Facility based on the most recent fiscal quarter.

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

Guarantees and Security

The ABL Facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications’ New Term Loans. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a perfected security interest in the accounts receivable and related assets of iHeartCommunications’ and the guarantors’ accounts receivable, qualified cash and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ New Term Loans in such accounts receivable, qualified cash and related assets and proceeds thereof, subject to permitted liens and certain exceptions.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2026 Term Loan Facilities

On the Settlement Date, iHeartCommunications completed its previously announced exchange offers and consent solicitations whereby iHeartCommunications exchanged $2,258.7 million principal amount of the Existing Term Loans for $2,145.7 million principal amount of the New Term Loans and cash consideration of $112.9 million pursuant to the Term Loan Exchange Agreement. As of December 31, 2024, approximately $6.6 million of the Existing Term Loans remain on the Consolidated Balance Sheets. Refer to a description of the Existing Term Loans below.

On May 1, 2019, iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A., as successor administrative and collateral agent, governing our term loan credit facility (the “2026 Initial Term Loan Facility”). On May 1, 2019, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the 2026 Initial Term Loan Facility to certain holders of claims against the Company (“Claimholders”) in connection with the Company's voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 Cases”) pursuant to the series of transactions that reduced iHeartCommunications' debt and allowed the Company to emerge from Chapter 11 bankruptcy (the “Plan of Reorganization”). The 2026 Initial Term Loan Facility matures on May 1, 2026.

On August 7, 2019, the proceeds from the issuance of $750.0 million in aggregate principal amount of 5.25% Senior Secured Notes due 2027 were used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the 2026 Initial Term Loan Facility. On November 22, 2019, the proceeds from the issuance of $500.0 million in aggregate principal amount of 4.75% Senior Secured Notes due 2028 were used, together with cash on hand, to prepay at par $500.0 million of borrowings outstanding under the 2026 Initial Term Loan Facility.
On February 3, 2020, iHeartCommunications entered into an amendment to the Term Loan Credit Agreement which reduced the interest rate to LIBOR plus a margin of 3.00% (from LIBOR plus a margin of 4.00%), or the Base Rate (as defined in the Term Loan Credit Agreement) plus a margin of 2.00% (from Base Rate plus a margin of 3.00%) and modified certain covenants contained in the Term Loan Credit Agreement. In connection with the 2026 Initial Term Loan Facility amendment in February 2020, iHeartCommunications also prepaid at par $150.0 million of borrowings outstanding under the 2026 Initial Term Loan Facility with cash on hand.
On July 16, 2020, iHeartCommunications entered into Amendment No. 2 to issue $450.0 million of incremental term loan commitments (the “2026 Incremental Term Loan Facility” and, together with the 2026 Initial Term Loan Facility, the "2026 Term Loan Facilities"), resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance were used to repay the balance outstanding under the ABL Facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. The 2026 Incremental Term Loan Facility matures on May 1, 2026.
On July 16, 2021, iHeartCommunications, Inc. entered into Amendment No. 3 which reduced the interest rate of its 2026 Incremental Term Loan Facility to a Eurocurrency Rate of LIBOR plus a margin of 3.25% and floor of 0.50% (from LIBOR plus a margin of 4.00% and floor of 0.75%). The Base Rate interest amount was reduced to Base Rate plus a margin of 2.25% and floor of 1.50%. In connection with the amendment, iHeartCommunications voluntarily prepaid $250.0 million of borrowings outstanding under the 2026 Term Loan Facilities with cash on hand, resulting in a reduction of $44.3 million of the existing 2026 Incremental Term Loan Facility and $205.7 million of the 2026 Initial Term Loan Facility.

On June 15, 2023, iHeartCommunications entered into Amendment No. 4. The amendment replaced the prior Eurocurrency interest rate, based upon LIBOR, with the SOFR successor rate plus a SOFR adjustment as specified in the Term Loan Credit Agreement.

In connection with the completed exchange offers, iHeartCommunications and the Guarantors entered into Amendment No. 5 (the “Existing Term Loan Credit Agreement Amendment”) to the Term Loan Credit Agreement, to, among other things, eliminate substantially all of the restrictive covenants and mandatory prepayment provisions, certain representations and warranties and certain events of default and related provisions, and subordinate the liens on the Collateral securing the obligations thereunder to the liens on the collateral securing the New Debt.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate and Fees

The 2026 Initial Term Loan Facility has margins of 3.00% for Term SOFR Loans (as defined in the Term Loan Credit Agreement) and 2.00% for Base Rate Loans (as defined in the Term Loan Credit Agreement), and the 2026 Incremental Term Loan Facility has margins of 3.25% for Term SOFR Loans and 2.25% for Base Rate Loans. Term SOFR Loans are subject to a SOFR adjustment as set forth in the Term Loan Credit Agreement.

Collateral and Guarantees

The 2026 Term Loan Facilities are guaranteed by Capital I and certain of iHeartCommunications’ existing material wholly-owned restricted subsidiaries. All obligations under the 2026 Term Loan Facilities, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a third priority lien in substantially all of the assets of iHeartCommunications and all of the guarantors’ assets, including a lien on the capital stock of iHeartCommunications and certain of its subsidiaries owned by a guarantor, other than the accounts receivable and related assets of iHeartCommunications and all of the subsidiary guarantors, and by a fourth priority lien on accounts receivable and related assets securing iHeartCommunications’ ABL Facility.

Prepayments

The Existing Term Loan Credit Agreement Amendment eliminated substantially all of the mandatory prepayment provisions applicable to the 2026 Term Loan Facilities. Subject to the applicable covenants in the New Debt, iHeartCommunications may voluntarily repay outstanding loans under the 2026 Term Loan Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to term SOFR loans.

Certain Covenants and Events of Default

The 2026 Term Loan Facilities do not include any financial covenants. The Existing Term Loan Credit Agreement Amendment eliminated substantially all of the restrictive covenants applicable to the 2026 Term Loan Facilities. The 2026 Term Loan Facilities continue to include certain limited representations and warranties and events of default. If an event of default occurs, the lenders under the 2026 Term Loan Facilities are entitled to take various actions, including the acceleration of all amounts due under the 2026 Term Loan Facilities and all actions permitted to be taken under the loan documents relating thereto or applicable law.

6.375% Senior Secured Notes due 2026

On May 1, 2019, iHeartCommunications entered into an indenture (the “2026 Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $800.0 million aggregate principal amount of 2026 Senior Notes that were issued to certain Claimholders pursuant to the Plan of Reorganization. The 2026 Senior Notes mature on May 1, 2026 and bear interest at a rate of 6.375% per annum, payable semi-annually in arrears on February 1 and August 1 of each year.

On the Settlement Date, iHeartCommunications completed its previously announced exchange offers and consent solicitations whereby iHeartCommunications exchanged $755.4 million principal amount of the 2026 Secured Notes for $717.6 million principal amount of the 2029 First Lien Notes and cash consideration of $37.6 million. As of December 31, 2024, $44.6 million of the 2026 Secured Notes remain on the Consolidated Balance Sheets.

In connection with the completed exchange offers, iHeartCommunications and the Guarantors entered into the Second Supplemental Indenture (the “2026 Secured Notes Supplemental Indenture”) to the 2026 Secured Notes Indenture, to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the 2026 Secured Notes Indenture, release the guarantees of the guarantors under the 2026 Secured Notes Indenture and eliminate related provisions and release all liens on the Collateral securing the obligations under the 2026 Secured Notes Indenture and eliminate related provisions.

iHeartCommunications may redeem the 2026 Secured Notes at its option, in whole or in part, at the redemption prices set forth in the 2026 Secured Notes Indenture plus accrued and unpaid interest to the redemption date.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.25% Senior Secured Notes due 2027

On August 7, 2019, iHeartCommunications entered into an indenture (the “2027 Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $750.0 million aggregate principal amount of 2027 Senior Notes that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The 2027 Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.25% per annum. Interest is payable semi-annually on February 15 and August 15 of each year.

On the Settlement Date, iHeartCommunications completed its previously announced exchange offers and consent solicitations whereby iHeartCommunications exchanged $743.0 million principal amount of the 2027 Secured Notes for $661.3 million principal amount of the 2030 First Lien Notes. As of December 31, 2024, $7.0 million of the 2027 Secured Notes remain on the Consolidated Balance Sheets.

In connection with the completed exchange offers, iHeartCommunications and the Guarantors entered into the Second Supplemental Indenture (the “2027 Secured Notes Supplemental Indenture”) to the 2027 Secured Notes Indenture, to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the 2027 Secured Notes Indenture, release the guarantees of the guarantors under the 2027 Secured Notes Indenture and eliminate related provisions and release all liens on the Collateral securing the obligations under the 2027 Secured Notes Indenture and eliminate related provisions.

iHeartCommunications may redeem the 2027 Secured Notes at its option, in whole or part, at the redemption prices set forth in the 2027 Secured Notes Indenture plus accrued and unpaid interest to the redemption date.

4.75% Senior Secured Notes due 2028

On November 22, 2019, iHeartCommunications entered into an indenture (the “2028 Secured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $500.0 million aggregate principal amount of 2028 Secured Notes that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The 2028 Secured Notes mature on January 15, 2028 and bear interest at a rate of 4.75% per annum. Interest is payable semi-annually on January 15 and July 15 of each year.

On the Settlement Date, iHeartCommunications completed its previously announced exchange offers and consent solicitations whereby iHeartCommunications exchanged $223.1 million principal amount of the 2028 Secured Notes for $178.4 million principal amount of the 2031 First Lien Notes. As of December 31, 2024, $276.9 million of the 2028 Secured Notes remain on the Consolidated Balance Sheets.

The 2028 Secured Notes are guaranteed on a senior secured basis by Capital I and the subsidiaries of iHeartCommunications that guarantee the New Debt. The 2028 Secured Notes and the related guarantees rank equally in right of payment with all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is not expressly subordinated to the 2028 Secured Notes, effectively equal with iHeartCommunications’ and the guarantors’ existing and future indebtedness secured by a first priority lien on the collateral securing the 2028 Secured Notes, effectively subordinated to all of iHeartCommunications’ and the guarantors’ existing and future indebtedness that is secured by assets that are not part of the collateral securing the 2028 Secured Notes, to the extent of the value of such collateral, and structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of iHeartCommunications that is not a guarantor of the 2028 Secured Notes.

The 2028 Secured Notes and the related guarantees are secured, subject to permitted liens and certain other exceptions, by a first priority lien on the capital stock of iHeartCommunications and substantially all of the assets of iHeartCommunications and the guarantors, other than accounts receivable and related assets, and by a second priority lien on accounts receivable and related assets securing the ABL Facility.

iHeartCommunications may redeem the 2028 Secured Notes at its option, in whole or part, at the redemption prices set forth in the 2028 Secured Notes Indenture plus accrued and unpaid interest to the redemption date.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2028 Secured Notes Indenture contains covenants that limit the ability of iHeartCommunications and its restricted subsidiaries, to, among other things:

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

8.375% Senior Unsecured Notes due 2027

On May 1, 2019, iHeartCommunications entered into an indenture (the “Unsecured Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee, governing the Unsecured Notes due 2027 that were issued to certain Claimholders pursuant to the Plan of Reorganization. The Unsecured Notes mature on May 1, 2027 and bear interest at a rate of 8.375% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

On the Settlement Date, iHeartCommunications completed its previously announced exchange offers and consent solicitations whereby iHeartCommunications exchanged $844.0 million principal amount of the Unsecured Notes for $675.2 million principal amount of the Second Lien Notes. As of December 31, 2024, $72.4 million of the Unsecured Notes remain on the Consolidated Balance Sheets.

In connection with the completed exchange offers, iHeartCommunications and the Guarantors entered into the Second Supplemental Indenture (the “Unsecured Notes Supplemental Indenture”) to the Unsecured Notes Indenture, to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the Unsecured Notes Indenture, release the guarantees of the guarantors under the 2027 Unsecured Notes Indenture and eliminate related provisions.

iHeartCommunications may redeem the Unsecured Notes at its option, in whole or in part, at the redemption prices set forth in the Unsecured Notes Indenture plus accrued and unpaid interest to the redemption date.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2024 are as follows:

(in thousands)
2025	$22,501
2026	73,369
2027	101,397
2028	298,592
2029	2,777,540
Thereafter	1,517,292
Total (1)	$4,790,691
(1)Excludes original issue discount of $4.2 million, long-term debt fees of $9.0 million, and debt premium of $294.0 million which are amortized through interest expense over the life of the underlying debt obligations.

Surety Bonds and Letters of Credit
As of December 31, 2024, iHeartCommunications had outstanding surety bonds and commercial standby letters of credit of $7.9 million and $23.7 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.
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
Rent expense charged to operations for the years ended December 31, 2024, 2023, and 2022 was $183.6 million, $178.3 million, and $188.5 million, respectively.
As of December 31, 2024, the Company's future minimum payments under non-cancelable contracts in excess of one year and employment/talent contracts consist of the following:

(In thousands)	Non-Cancelable	Employment/Talent
	Contracts	Contracts
2025	$303,922	$70,448
2026	277,506	50,982
2027	184,101	33,776
2028	171,320	—
2029	40,599	—
Thereafter	235	—
Total	$977,683	$155,206
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

NOTE 8 – INCOME TAXES
On December 20, 2024, the company closed on a debt exchange transaction that is discussed in detail in Note 6, Long-Term Debt. In connection with the debt exchange transaction the Company recognized cancellation of debt income (“CODI”) for US tax purposes of $744.7 million. Pursuant to Internal Revenue Code (“IRC”) Section 108, an insolvent debtor may exclude CODI from taxable income to the extent of the debtor’s insolvency (liabilities greater than the fair value of its assets) but must reduce its tax attributes, subject to certain limitations and according to prescribed ordering rules, based on the amount of CODI excluded from taxable income. The company currently estimates that the level of its insolvency (as defined for US Tax purposes) exceeds the amount of CODI resulting from the debt exchange transactions, such that all of the resulting CODI will be excluded from the company’s taxable income.

For purposes of determining the tax provision for the year ended December 31, 2024, the company estimates that $744.7 million of its federal capital loss carryforwards and certain of its states net operating loss and capital loss carryforwards will be eliminated as a result of tax attribute reduction for excluded CODI. For the year ended December 31, 2024, the company recorded an income tax benefit of $118.2 million related to the net effects of the debt exchange transaction, including excluded CODI, federal and state tax attribute reduction, and resulting changes in valuation allowance.

Pillar Two – Global Minimum Tax
The Organization for Economic Co-operation and Development has published model rules, which include the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Certain countries in which we operate have enacted legislation implementing the Pillar Two model rules, effective January 1, 2024. The provisions effective in 2024 did not have a material impact on our financial results and we do not expect a material impact in future years.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Current – Federal	$(66,510)	$(67,856)	$(54,934)
Current – foreign	(4,845)	(3,001)	(4,891)
Current – state	(7,106)	(11,393)	(19,312)
Total current expense	(78,461)	(82,250)	(79,137)

Deferred – Federal	220,078	91,658	65,553
Deferred – foreign	1,682	1,714	1,659
Deferred – state	15,103	51,216	7,206
Total deferred benefit	236,863	144,588	74,418
Income tax benefit (expense)	$158,402	$62,338	$(4,719)

The current tax expenses recorded for the years ended December 31, 2024, 2023, and 2022 were primarily related to federal, state, and local tax expenses incurred due to taxable income in excess of available net operating losses during those years, as well as expenses recorded for unrecognized tax benefits reserves during the period.
The deferred tax benefits of $236.9 million and $144.6 million recorded in the years ended December 31, 2024 and 2023, respectively, related primarily to the difference of book in excess of tax amortization expense during the years and the disallowance of interest expense deductions under Section 163(j) of the Internal Revenue Code. The 2024 book amortization expense included the FCC license non-cash impairment charge recorded during the second quarter of 2024 discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill. In addition, the 2024 deferred tax benefits include the net benefit recorded from the debt exchange transaction discussed above. These deferred tax benefits were partially offset by the utilization of net operating loss carryforwards during the current period and the recording of valuation allowance adjustments against certain federal and state deferred tax assets for disallowed interest carryforwards and net operating losses due to the uncertainty of the ability to realize those assets in future years.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax liabilities:
Intangibles	$429,054	$548,872
Fixed Assets	25,344	57,800
Deferred Income	—	22,163
Operating lease right-of-use assets	168,976	178,173
Total deferred tax liabilities	623,374	807,008

Deferred tax assets:
Accrued expenses	18,159	12,141
Net operating loss carryforwards	119,495	124,388
Interest expense carryforwards	453,166	389,236
Long-term debt	190,935	—
Operating lease liabilities	198,823	211,412
Capital loss carryforwards	5,119	1,653,021
Investments	13,747	17,284
Bad debt reserves	11,991	12,452
Other	1,265	3,539
Total gross deferred tax assets	1,012,700	2,423,473
Less: Valuation allowance	492,224	1,956,233
Total deferred tax assets	520,476	467,240
Net deferred tax liabilities	$102,898	$339,768

The deferred tax liability related to intangibles primarily relates to the difference in book and tax basis of FCC licenses and other intangible assets which in accordance with ASC 350-10, the Company does not amortize for financial reporting purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities for the years ended December 31, 2024 and 2023 were $8.6 million and $10.3 million, respectively.
At December 31, 2024, the Company had recorded net operating loss and tax credit carryforwards (tax effected) for federal and state income tax purposes of approximately $119.5 million, expiring in various amounts through 2044 or in some cases with no expiration date. Internal Revenue Code Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income, and provides that any disallowed interest expense may be carried forward indefinitely. The Company recorded deferred tax assets for federal and state interest limitation carryforwards of $453.2 million as of December 31, 2024.
In connection with the taxable separation of the Outdoor division as part of the bankruptcy restructuring in 2019, the Company realized a $7.2 billion capital loss (gross after attribute reduction calculations). For federal tax purposes (and in most state jurisdictions) capital losses can be carried forward 5 years and only be used to offset capital gains. During 2024, a portion of our federal and state capital loss carryforwards were eliminated through attribute reduction due to the excluded CODI arising from the debt exchange transaction discussed above. Following the attribute reduction, most of our remaining federal and state capital loss carryforwards expired unused as of December 31, 2024. The Company has recorded a full valuation allowance against the remaining deferred tax asset associated with the federal and state capital loss carryforward as it is not expected to be realized.
As of December 31, 2024, the Company had recorded a valuation allowance of $492.2 million against a portion of these U.S. federal and state deferred tax assets which it does not expect to realize, relating primarily to disallowed interest carryforwards,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain state net operating loss carryforwards and the remaining capital loss carryforwards. The Company's U.S. federal and state deferred tax valuation allowance decreased by $1.5 billion during the year ended December 31, 2024 primarily due to expiration of capital loss carryforwards. Any deferred tax liabilities associated with acquired FCC licenses and tax-deductible goodwill intangible assets are relied upon as sources of future taxable income for purposes of realizing deferred tax assets attributed to carryforwards that have an indefinite life such as the Section 163(j) interest carryforward.

At December 31, 2024, net deferred tax liabilities include a deferred tax asset of $7.0 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equal to or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.
The reconciliations of income tax on income (loss) computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) for the Company are:

	Year Ended December 31,
(In thousands)	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$245,258	21.0%	$244,162	21.0%	$54,170	21.0%
State income taxes, net of federal tax effect	55,874	4.8%	16,349	1.4%	(3,548)	(1.4)%
Foreign income taxes	(1,982)	(0.2)%	(583)	(0.1)%	(1,615)	(0.6)%
Nondeductible items	(10,885)	(0.9)%	(10,425)	(0.9)%	(7,497)	(2.9)%
Changes in valuation allowance and other estimates	(2,639)	(0.2)%	(69,722)	(6.0)%	(52,293)	(20.3)%
Impairment charges	(129,378)	(11.0)%	(125,047)	(10.7)%	—	—%
Tax credits	4,048	0.3%	4,592	0.4%	3,848	1.5%
Other, net	(1,894)	(0.2)%	3,012	0.3%	2,216	0.9%
Income tax benefit (expense)	$158,402	13.6%	$62,338	5.4%	$(4,719)	(1.8)%

The Company’s effective tax rates for the years ended December 31, 2024 and 2023 were 13.6% and 5.4%, respectively. The effective tax rates for both years were primarily impacted by the valuation allowance adjustments recorded during the years against certain federal and state deferred tax assets for disallowed interest carryforwards and state net operating losses due to the uncertainty of the ability to realize those assets in future periods. The 2024 valuation change was also impacted by the excluded CODI and attribute reduction from the debt exchange transaction described above. In addition, in both the 2024 and 2023 tax years, the Company recorded a GAAP impairment charge to its non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.

The Company’s effective tax rate for the year ended December 31, 2022 was (1.8)%. The effective rate for the year was primarily impacted by the valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets for disallowed interest carryforwards due to the uncertainty of the ability to realize those assets in future years.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2024 and 2023 was $18.2 million and $9.3 million, respectively. The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2024 and 2023 was $166.6 million and $133.1 million, respectively, of which $166.4 million and $132.6 million is included in “Other long-term liabilities”. In addition, $0.2 million and $0.5 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2024 and 2023, respectively. The total amount of unrecognized tax benefits at December 31, 2024 and 2023 that, if recognized,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would impact the effective income tax rate is $40.9 million and $32.6 million, respectively. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.

(In thousands)	Year Ended December 31,
Unrecognized Tax Benefits	2024	2023
Balance at beginning of period	$123,822	$23,823
Increases for tax position taken in the current year	10,436	52,856
Increases for tax positions taken in previous years	16,521	48,194
Decreases for tax position taken in previous years	(933)	—
Decreases due to lapse of statute of limitations	(1,445)	(1,051)
Balance at end of period	$148,401	$123,822

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax matters through 2020 are closed. The majority of all material state, local, and foreign income tax matters have been concluded for years through 2020 with the exception of a current examination in Texas that covers the 2007-2016 tax years.
NOTE 9 – STOCKHOLDERS' DEFICIT
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
The 2019 Plan and 2021 Plan are designed to provide an incentive to certain key members of management and service providers of the Company or any of its subsidiaries and non-employee members of the and to offer an additional inducement in obtaining the services of such individuals. The 2019 Plan provided for the grant of (a) options and (b) restricted stock units, which, in each case, may be subject to contingencies or restrictions as set forth under the plan and applicable award agreement. The 2021 Plan provides for the grant of (a) incentive and non-incentive options, (b) stock appreciation rights, (c) restricted stock, (d) restricted stock units, (e) other stock or cash-based awards and (f) dividend equivalents.
The aggregate number of shares of Class A common stock that may be issued with respect to which awards may be granted under the 2021 Plan is equal to the sum of (a) 19,000,000 shares of Class A common stock plus (b) shares of Class A common stock which are subject to outstanding awards under the 2019 Plan, and become available for issuance under the 2021 Plan (which may not exceed 10,743,222 shares of Class A common stock). Such shares of common stock may consist either in whole or in part of authorized but unissued shares of common stock, shares purchased on the open market, or shares of common stock held in the treasury of the Company. The Company shall at all times during the term of the plan reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of the plan.
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
No options granted under the 2019 Plan or the 2021 Plan provide for any dividends or dividend equivalents thereon.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10, Compensation—Stock Compensation. The fair value of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model. Expected volatilities were based on historical volatility of peer companies’ stock, including the Company, over the expected life of the options. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur. There were no options granted during the years ended December 31, 2024, 2023, or 2022.
The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2024 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2024	7,188	$16.22	3.0 years
Granted	—
Exercised	—
Forfeited	(10)	13.13
Expired	(208)	16.56
Outstanding, December 31, 2024	6,970	16.21	2.1 years
Exercisable	6,901	16.18	2.0 years
Expected to Vest	69	19.36	6.3 years
A summary of the Company's unvested options and changes during the year ended December 31, 2024 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	639	$5.99
Granted	—
Vested(1)	(559)	5.44
Forfeited	(11)	6.76
Unvested, December 31, 2024	69	10.37
(1)The total fair value of the options vested during the year ended December 31, 2024 was $3.0 million.
Restricted Stock Units (“RSUs”)
RSUs and Performance RSUs (representing one share of the Company's Class A common stock) may be issued under the 2019 Plan and 2021 Plan.
Each RSU awarded to a participant, both under the 2019 Plan and the 2021 Plan, will be credited with dividends paid in respect of one share of common stock (“Dividend Equivalents”). Dividend Equivalents will be withheld by the Company for the participant’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Committee. Dividend Equivalents credited to a participant’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed to the participant upon settlement of such RSU and, if such RSU is forfeited, the participant shall have no right to such Dividend Equivalents. RSUs vest subject to continued service over time.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance RSUs generally vest upon the achievement of certain total stockholder return goals, Adjusted EBITDA goals, Social Responsibility goals, and continued service. The majority of these awards are measured over an approximately 1-year to 3-year period from the date of issuance.
The following table presents a summary of the Company's RSUs outstanding and RSU activity as of and during the year ended December 31, 2024 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2024	11,611	$6.48
Granted	4,863	2.08
Vested (restriction lapsed)	(3,051)	6.07
Forfeited	(362)	5.90
Outstanding, December 31, 2024	13,061	4.95

Common Stock and Special Warrants
Refer to the Consolidated Balance Sheets for the Company's Class A Common Stock, Class B Common Stock and Special Warrants issued and outstanding.
Class A Common Stock

Holders of shares of the Company's Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Company's Class A common stock have the exclusive right to vote for the election of directors. There are no cumulative voting rights in the election of directors.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Class B Common Stock
Holders of shares of the Company's Class B common stock are not entitled to vote for the election of directors or, in general, on any other matter submitted to a vote of the Company’s stockholders, but are entitled to one vote per share on the following matters: (a) any amendment or modification of any specific rights or obligations of the holders of Class B common stock that does not similarly affect the rights or obligations of the holders of Class A common stock, in which case the holders of Class B Common Stock will be entitled to a separate class vote, with each share of Class B common stock having one vote; and (b) to the extent submitted to a vote of our stockholders, (i) the retention or dismissal of outside auditors by the Company, (ii) any dividends or distributions to our stockholders, (iii) any material sale of assets, recapitalization, merger, business combination, consolidation, exchange of stock or other similar reorganization of the Company or any of its subsidiaries, (iv) the adoption of any amendment to our certificate of incorporation, (v) other than in connection with any management equity or similar plan adopted by the Company's Board, any authorization or issuance of equity interests, or any security or instrument convertible into or exchangeable for equity interests, in the Company or any of its subsidiaries, and (vi) the liquidation of the Company, in which case in respect to any such vote concerning the matters described in clause (b), the holders of Class B common stock are entitled to vote with the holders of the Class A common stock, with each share of common stock having one vote and voting together as a single class.
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
During the years ended December 31, 2024, 2023, and 2022, 61,449 shares, 129,877 shares, and 209,613 shares of the Class B common stock were converted into Class A common stock, respectively.

Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock, (b) more than 22.5 percent of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the Company exceeding any foreign ownership threshold set by the FCC pursuant to a declaratory ruling or specific approval requirement or (d) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Although the agreement governing the Special Warrants provides that the Company may decline to permit the exercise of Special Warrants if such exercise would result in more than 22.5% of our capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, the Company received a ruling from the FCC permitting it to have up to 100% foreign ownership in the aggregate. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2024, stockholders exercised 62,547 Special Warrants for an equivalent number of shares of Class A common stock. During the year ended December 31, 2023, stockholders exercised 9,383 and 59 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the year ended December 31, 2022, stockholders exercised 96,516 and 96,602 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively.
Share-Based Compensation Cost

The following table presents the Company's total share-based compensation expense by award type:

(In thousands)	Year Ended December 31,
	2024	2023	2022
RSUs	$20,783	$21,709	$21,048
Performance RSUs	9,375	8,857	5,589
Options	2,153	5,059	8,820
Total Share Based Compensation Expense(1)	$32,311	$35,625	$35,457
(1) Total share based compensation expense includes $3.7 million and $1.0 million of expense from cash settled awards for the years ended December 31, 2024 and 2023, respectively. There was no expense from cash settled awards for the year ended December 31, 2022.

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in Selling, general and administrative expenses.
The tax benefit related to the share-based compensation expense for the Company for the years ended December 31, 2024, 2023, and 2022 was $3.7 million, $4.7 million and $5.2 million, respectively.
As of December 31, 2024, there was $30.1 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.5 years and assumes Performance RSUs will be fully earned.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loss per Share

(In thousands, except per share data)	Year Ended December 31,
	2024	2023	2022
NUMERATOR:
Net loss attributable to the Company – common shares	$(1,009,941)	$(1,102,660)	$(264,663)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	151,272	149,255	148,058
Stock options and restricted stock(2):	—	—	—
Weighted average common shares outstanding - diluted	151,272	149,255	148,058

Net loss attributable to the Company per common share:
Basic	$(6.68)	$(7.39)	$(1.79)
Diluted	$(6.68)	$(7.39)	$(1.79)

(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the years ended December 31, 2024, 2023, and 2022.
(2)Outstanding equity awards representing 15.1 million, 13.6 million and 11.0 million shares of Class A common stock of the Company for the years ended December 31, 2024, 2023, and 2022, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 10 – EMPLOYEE BENEFIT PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution. Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications. In response to the challenging macroeconomic environment, beginning in March 2023, the Company temporarily suspended its 401(k) matching program as an incremental operating-expense-saving initiative. Contributions of $0.1 million, $4.4 million and $14.9 million made to these plans for the years ended December 31, 2024, 2023, and 2022, respectively, were expensed.

NOTE 11 – SEGMENT DATA
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

Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker ("CODM") for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment. The Company's CODM is our Chief Executive Officer.

The CODM uses Segment Adjusted EBITDA to evaluate the operating performance of each reportable segment, and to allocate resources. This measure is the primary measure used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and segment management.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2024
Revenue	$2,372,909	$1,164,515	$327,055	$—	$(9,947)	$3,854,532
Direct operating expenses(1)	939,893	600,914	28,848	—	(3,683)	1,565,972
Selling, general and administrative expenses(2)	971,750	184,661	157,533	275,263	(6,264)	1,582,943
Segment Adjusted EBITDA(3)	$461,266	$378,940	$140,674	$(275,263)	$—	$705,617
Depreciation and amortization						(409,582)
Impairment charges						(922,681)
Other operating expense, net						(2,767)
Restructuring expenses						(101,384)
Share-based compensation expense						(32,311)
Operating loss						$(763,108)

Segment assets	$4,222,728	$586,977	$295,594	$470,247	$(3,850)	$5,571,696
Intersegment revenues	—	4,626	5,321	—	—	9,947
Capital expenditures	52,235	22,481	10,389	12,489	—	97,594

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2023
Revenue	$2,435,368	$1,069,167	$256,702	$—	$(10,212)	$3,751,025
Direct operating expenses(1)	919,506	532,218	30,396	—	(3,737)	1,478,383
Selling, general and administrative expenses(2)	962,428	188,080	154,845	277,166	(6,475)	1,576,044
Segment Adjusted EBITDA(3)	$553,434	$348,869	$71,461	$(277,166)	$—	$696,598
Depreciation and amortization						(428,483)
Impairment charges						(965,087)
Other operating expense, net						(4,361)
Restructuring expenses						(60,353)
Share-based compensation expense						(35,625)
Operating loss						$(797,311)

Segment assets	$5,443,207	$626,004	$310,909	$576,426	$(3,935)	$6,952,611
Intersegment revenues	—	4,800	5,412	—	—	10,212
Capital expenditures	58,033	23,179	7,348	14,110	—	102,670

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2022
Revenue	$2,597,190	$1,021,824	$304,302	$—	$(11,033)	$3,912,283
Direct operating expenses(1)	907,274	533,810	33,033	—	(3,853)	1,470,264
Selling, general and administrative expenses(2)	924,217	178,976	158,374	237,343	(7,180)	1,491,730
Segment Adjusted EBITDA(3)	$765,699	$309,038	$112,895	$(237,343)	$—	$950,289
Depreciation and amortization						(445,664)
Impairment charges						(311,489)
Other operating expense, net						(24,998)
Restructuring expenses						(75,821)
Share-based compensation expense						(35,457)
Operating income						$56,860

Segment assets	$6,319,790	$1,056,985	$350,388	$612,113	$(3,389)	$8,335,887
Intersegment revenues	447	5,239	5,347	—	—	11,033
Capital expenditures	119,624	21,261	8,172	11,912	—	160,969

(1)Includes content, programming, and production costs as well as employee compensation, talent fees, event costs, music license fees, and other expenses.
(2)Includes administrative employee compensation, sales commissions, ratings fees, trade and barter expense, and other expenses.
(3)For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating loss, the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating Loss to Adjusted EBITDA" and "Reconciliation of Net Loss to EBITDA and Adjusted EBITDA" in Item 7 of this Annual Report on Form 10-K. Beginning on January 1, 2021, Segment Adjusted EBITDA became the segment profitability metric reported to the Company's Chief Operating Decision Maker for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024, based on those criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited iHeartMedia, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, iHeartMedia, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Antonio, Texas
February 27, 2025

ITEM 9B.  Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
All other information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity Compensation Plans approved by security holders(2)	13,018,266	$—	4,104,306
Equity Compensation Plans not approved by security holders(3)	7,012,695	16.21	—
Total	20,030,961(4)	$16.21	4,104,306
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
(4)This number includes shares subject to outstanding awards granted, of which 6,970,195 shares are subject to outstanding options and 13,060,766 shares are subject to outstanding RSUs.
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
Consolidated Statements of Comprehensive Loss.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit).
Consolidated Statements of Cash Flows.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules.
The following financial statement schedules and related report of independent auditors are filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
Year ended December 31, 2022	$29,270	$14,236	$(14,322)	$(13)	$29,171
Year ended December 31, 2023	29,171	29,488	(20,613)	9	38,055
Year ended December 31, 2024	38,055	15,888	(17,374)	(17)	36,552
(1)Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other (1)	Reversal (2)	Adjustments(3)	Balance at End of Period
Year ended December 31, 2022	$1,854,143	$49,234	$(4,209)	$2,023	$1,901,191
Year ended December 31, 2023	1,901,191	114,061	(59,249)	230	1,956,233
Year ended December 31, 2024	1,956,233	195,625	(226,617)	(1,433,017)	492,224
(1)During 2024, 2023, and 2022 the Company recorded a valuation allowance of $195.6 million, $114.1 million and $49.2 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards and Sec. 163(j) disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods.
(2)During 2024 the Company reversed valuation allowances of $226.6 million related to the capital loss attribute reduction due to the excluded CODI from the debt exchange transaction and utilization of capital loss carryforwards as a result of capital gains during the period. During 2023, the Company reversed valuation allowances of $59.2 million related to 2022 state tax return true ups and capital loss carryforwards that were utilized as a result of capital gains during the period.
(3)During 2024, the company reversed valuation allowances of $1.4 billion related to the expiration of the majority of federal and state capital loss carryforwards that were generated in 2019.

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
3.2
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of iHeartMedia, Inc., dated June 5, 2024 (incorporated by reference to Exhibit 3.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2024).

3.3	Fourth Amended and Restated Bylaws of iHeartMedia, Inc., dated November 16, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iHeartMedia, Inc. on November 22, 2023).
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

4.3
Second Supplemental Indenture, dated as of December 20, 2024, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 6.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.7 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.4	Form of 6.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2019).
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

4.7
Second Supplemental Indenture, dated as of December 20, 2024, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, governing the 8.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.8	Form of 8.375% Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2019).
4.9
Warrant Agreement, dated as of May 1, 2019, by and between iHeartCommunications and Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent (incorporated by reference to Exhibit 4.5 of iHeartMedia Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.10
Indenture, dated as of August 7, 2019, by and among iHeartCommunications, Inc., the guarantors party thereto and U.S. Bank National Association as trustee and collateral agent, governing the 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on August 8, 2019).

4.11
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.9 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

4.12
Second Supplemental Indenture, dated as of December 20, 2024, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.8 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.13	Form of 5.25% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on August 8, 2019).
4.14
Indenture, dated as of November 22, 2019, by and among iHeartCommunications, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent, governing the 4.75% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 22, 2019).

4.15
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 4.75% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.12 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

4.16	Form of 4.75% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 22, 2019).
4.17
Indenture, dated as of December 20, 2024, among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 9.125% Senior Secured First Lien Notes due 2029, the 7.750% Senior Secured First Lien Notes due 2030 and the 7.000% Senior Secured First Lien Notes due 2031 (incorporated by reference to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.18	Form of 9.125% Senior Secured First Lien Notes due 2029 (incorporated by reference to Exhibit A-1 to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).
4.19	Form of 7.750% Senior Secured First Lien Notes due 2030 (incorporated by reference to Exhibit A-2 to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).
4.20	Form of 7.00% Senior Secured First Lien Notes due 2031 (incorporated by reference to Exhibit A-3 to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).
4.21
Indenture, dated as of December 20, 2024, among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 10.875% Senior Secured Second Lien Notes due 2030 (incorporated by reference to Exhibit 4.5 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.22	Form of 10.875% Senior Secured Second Lien Notes due 2030 (incorporated by reference to Exhibit A-1 to Exhibit 4.5 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).
4.23
Voluntary Conversion Agent Agreement, dated as of May 1, 2019, between iHeartMedia, Inc. and Computershare Trust Company, N.A. and Computershare Inc., governing the conversion of shares of Class B common stock for shares of Class A common stock (incorporated by reference to Exhibit 4.9 to iHeartMedia, Inc.’s Current Report on Form S-1/A filed on May 10, 2019).

4.24	Description of Securities (incorporated by reference to Exhibit 4.15 to iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 29, 2024).
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

10.4
Joinder Agreement to the ABL Intercreditor Agreement, dated as of December 20, 2024, by and among Bank of America, N.A., as Additional Junior Priority Representative for the Credit Agreement, dated as of December 20, 2024, and U.S. Bank Trust Company, National Association, as Additional Junior Priority Representative for each of the 2029 First Lien Notes, 2030 First Lien Notes, 2031 First Lien Notes, and Second Lien Notes (incorporated by reference to Exhibit 10.7 of iHeartMedia Inc.'s Current Report on Form 8-K filed on December 23, 2024).

10.5
Amendment No. 1 to the ABL Credit Agreement, dated as of November 6, 2024, by and among iHeartCommunications, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 7, 2024).

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

10.10
Amendment No. 4 to Term Loan Credit Agreement, by and between iHeartCommunications, Inc. and Bank of America, N.A. dated June 15, 2023 (incorporated by reference to Exhibit 10.1 of iHeartMedia ,Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.11
Amendment No. 5 to Term Loan Credit Agreement, dated as of December 20, 2024, by and among iHeartCommunications, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

10.12
Term Loan Exchange Agreement, dated as of December 20, 2024, by and among iHeartCommunications, IH Media + Entertainment I, LLC, the lenders party thereto, BofA, as the administrative agent and collateral agent under the existing credit agreement and BofA, as the administrative agent and collateral agent under the new credit agreement (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

10.13
Credit Agreement, dated as of December 20, 2024, by and among iHeartCommunications, Inc., the guarantors party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

10.14†
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

10.15
Joinder No. 3 to the First Lien Intercreditor Agreement, dated as of December 20, 2024, by and among iHeartCommunications, Inc., Bank of America, N.A., as the new credit agreement agent, and U.S. Bank Trust Company, National Association, as the 2029 First Lien Notes collateral agent, the 2030 First Lien Notes collateral agent and the 2031 First Lien Notes collateral agent (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

10.16
Multi-Lien Intercreditor Agreement, dated as of December 20, 2024, by and among iHeartMedia Capital I, LLC, iHeartCommunications, Inc., the other grantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, a first priority representative, and as a third lien existing credit agreement representative, U.S. Bank Trust Company, National Association, as trustee and collateral agent, a first priority representative and a second priority representative (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

10.17§	iHeartMedia, Inc. 2019 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.18§	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to iHeartMedia’s Quarterly Report on Form 10-Q filed on May 9, 2024).
10.19§
Form of Non-Employee Director Restricted Stock Unit Award Agreement with respect to RSUs granted in lieu of annual cash compensation (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.20§
Form of Non-Employee Director Restricted Stock Unit Award Agreement with respect to RSUs granted as part of the director’s equity compensation (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.21§	Form of Employee Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.16 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.22§	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.23§	Form of Employee Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.24§	Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement for Performance RSUs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iHeartMedia, Inc. on August 20, 2020).
10.25§†
Second Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Robert W. Pittman, dated March 28, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.26§†
Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Richard J. Bressler, dated March 28, 2022 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.27§
Employment Agreement, effective September 5, 2019, between iHeartMedia, Inc. and Michael B. McGuinness (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Quarterly Report on Form 10-Q filed on November 7, 2019).

10.28§
First Amendment to Employment Agreement, effective January 1, 2021, by and between iHeartMedia, Inc. and Michael B. McGuinness (Incorporated by reference to Exhibit 10.26 to the Form 10-K filed by iHeartMedia, Inc. filed on February 25, 2021).

10.29§†
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

10.31§
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

10.37
Amendment No. 3 effective May 1, 2023 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by iHeartMedia, Inc. filed on May 2, 2023).

10.38§	iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by iHeartMedia, Inc. on April 23, 2021).
10.39§
Amendment to the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan, effective May 18, 2023 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on May 19, 2023).

10.40§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.38 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

10.41§
Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Pittman/Bressler), dated March 28, 2022, under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.42§
Form of Restricted Stock Unit Agreement for Deferred Cash Fees (for Directors) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.43§
Form of Deferred Restricted Stock Unit Agreement (for Directors) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.3 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.44§
Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Executive Officers) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.4 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.45§
Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Pittman/Bressler) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.5 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.46§
Form of iHeart Media, Inc. Restricted Stock Unit Award Agreement (for Executive Officers) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 13, 2022).

10.47§
Form of iHeart Media, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler) under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on May 13, 2022).

10.48§	Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2024).
10.49§
2023 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.50§
2023 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.51§
2023 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.52§
2023 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.6 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.53§
2023 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.7 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.54§
2023 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.8 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.55§	2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Executive Officers).
10.56§	2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler).
10.57§	2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers).
10.58§	2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler).
10.59§	2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Executive Officers).
10.60§	2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler).
10.61§	2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers).
10.62§	2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler).
10.63
Transaction Support Agreement, dated as of November 6, 2024, among iHeartMedia, Inc., certain of its direct and indirect subsidiaries and certain lenders and holders (incorporated by referenced to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 7, 2024).

19.1*	Insider Trading Compliance Policy and Procedures.
21*	Subsidiary Listing
23*	Consent of Ernst & Young LLP.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of iHeartMedia Inc.’s Annual Report on Form 10-K filed on February 29, 2024).
101.INS*	Inline XBRL Instance Document. - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
IHEARTMEDIA, INC.

By:	/s/ Robert W. Pittman
Name:	Robert W. Pittman
Title:	Chairman and Chief Executive Officer
Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2025
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	February 27, 2025
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 27, 2025
/s/ James A. Rasulo James A. Rasulo	Director	February 27, 2025
/s/ Brad Gerstner Brad Gerstner	Director	February 27, 2025
/s/ Cheryl Mills Cheryl Mills	Director	February 27, 2025
/s/ Graciela Monteagudo Graciela Monteagudo	Director	February 27, 2025
/s/ Kamakshi Sivaramakrishnan Kamakshi Sivaramakrishnan	Director	February 27, 2025
/s/ Samuel E. Englebardt Samuel E. Englebardt	Director	February 27, 2025