Form 10-Q
period 2025-03-31
iHeartMedia, Inc.
filed 2025-05-12
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2025
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	126,434,422
Class B Common Stock, $.001 par value	21,187,567

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$167,714	$259,580
Accounts receivable, net of allowance of $27,253 in 2025 and $36,552 in 2024	817,533	993,328
Prepaid expenses	140,005	97,332
Other current assets	34,309	11,602
Total Current Assets	1,159,561	1,361,842
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	464,842	489,843
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	809,928	809,928
Other intangibles, net	873,863	927,582
Goodwill	1,105,270	1,105,156
OTHER ASSETS
Operating lease right-of-use assets	656,583	668,165
Other assets	198,046	209,180
Total Assets	$5,268,093	$5,571,696
CURRENT LIABILITIES
Accounts payable	$209,967	$253,264
Current operating lease liabilities	68,765	69,516
Accrued expenses	208,686	348,119
Accrued interest	54,353	22,535
Deferred revenue	165,550	154,345
Current portion of long-term debt	22,511	22,501
Total Current Liabilities	729,832	870,280
Long-term debt	5,032,066	5,048,968
Noncurrent operating lease liabilities	705,569	716,586
Deferred income taxes	239,116	102,898
Other long-term liabilities	207,633	204,744
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	5,245	5,289
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, issued and outstanding 128,285,283 and 127,474,033 shares in 2025 and 2024, respectively	128	128
Class B Common Stock, par value $0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,187,567 and 21,285,914 shares in 2025 and 2024, respectively	21	21
Special Warrants, 5,039,323 issued and outstanding in each of 2025 and 2024	—	—
Additional paid-in capital	2,983,169	2,975,703
Accumulated deficit	(4,621,307)	(4,340,083)
Accumulated other comprehensive loss	(1,783)	(1,885)
Cost of shares (1,879,575 in 2025 and 1,587,031 in 2024) held in treasury	(11,596)	(10,953)
Total Stockholders' Deficit	(1,646,123)	(1,371,780)
Total Liabilities and Stockholders' Deficit	$5,268,093	$5,571,696
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Revenue	$807,101	$799,038
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	356,326	341,360
Selling, general and administrative expenses (excludes depreciation and amortization)	380,794	385,144
Depreciation and amortization	91,901	105,162
Impairment charges	2,855	1,508
Other operating expense	659	572
Operating loss	(25,434)	(34,708)
Interest expense, net	100,386	95,515
Gain (loss) on investments, net	(18,594)	91,994
Equity in earnings (loss) of nonconsolidated affiliates	50	(45)
Loss on extinguishment of debt	(1,197)	—
Other income (expense), net	37	(496)
Loss before income taxes	(145,524)	(38,770)
Income tax benefit (expense)	(135,359)	20,662
Net loss	(280,883)	(18,108)
Less amount attributable to noncontrolling interest	341	400
Net loss attributable to the Company	$(281,224)	$(18,508)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	102	(219)
Other comprehensive income (loss), net of tax	102	(219)
Comprehensive loss	(281,122)	(18,727)
Less amount attributable to noncontrolling interest	—	—
Comprehensive loss attributable to the Company	$(281,122)	$(18,727)

Net loss attributable to the Company per common share:
Basic	$(1.84)	$(0.12)
Weighted average common shares outstanding - Basic	152,480	149,795
Diluted	$(1.84)	$(0.12)
Weighted average common shares outstanding - Diluted	152,480	149,795

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)
Net income (loss)				341	—	—	(281,224)	—	—	(280,883)
Vesting of restricted stock and other	712,903			—	—	—	—	—	(643)	(643)
Share-based compensation				—	—	7,466	—	—	—	7,466
Dividend declared and paid to noncontrolling interests				(385)	—	—	—	—	—	(385)
Conversion of Class B Shares to Class A Shares	98,347	(98,347)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	102	—	102
Balances at March 31, 2025	128,285,283	21,187,567	5,039,323	$5,245	$149	$2,983,169	$(4,621,307)	$(1,783)	$(11,596)	$(1,646,123)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				400	—	—	(18,508)	—	—	(18,108)
Vesting of restricted stock and other	57,653			—	—	—	—	—	(39)	(39)
Share-based compensation				—	—	7,947	—	—	—	7,947
Dividend declared and paid to noncontrolling interests				(3,397)	—	—	—	—	—	(3,397)
Conversion of Special Warrants to Class A and Class B Shares	58,534	—	(58,534)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	750	(750)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(219)	—	(219)
Balances at March 31, 2024	124,416,225	21,346,613	5,043,336	$6,400	$146	$2,955,043	$(3,348,650)	$(1,347)	$(10,166)	$(398,574)
(1) The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2025, 2024, or 2023.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(280,883)	$(18,108)
Reconciling items:
Impairment charges	2,855	1,508
Depreciation and amortization	91,901	105,162
Deferred taxes	136,219	(24,080)
Provision for doubtful accounts	3,632	2,906
Amortization of deferred financing charges and note discounts, net	741	1,730
Share-based compensation	7,466	7,947
Loss on disposal of operating and other assets	332	132
(Gain) Loss on investments	18,594	(91,994)
Equity in (income) loss of nonconsolidated subsidiaries	(50)	45
Barter and trade income	(10,283)	(8,749)
Other reconciling items, net	(125)	507
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	170,840	153,799
Increase in prepaid & other current assets	(66,324)	(54,484)
(Increase) Decrease in other long-term assets	(384)	368
Decrease in accounts payable	(37,089)	(12,267)
Decrease in accrued expenses	(137,797)	(122,864)
Increase (Decrease) in accrued interest	24,463	(8,823)
Increase in deferred revenue	14,088	8,260
Increase (Decrease) in other long-term liabilities	860	(272)
Cash used for operating activities	(60,944)	(59,277)
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,730)	(21,582)
Proceeds from sale of investment securities	—	101,405
Change in other, net	(337)	(1,808)
Cash provided by (used for) investing activities	(20,067)	78,015
Cash flows from financing activities:
Payments on long-term debt and credit facilities	(9,966)	(111)
Dividends and other payments to noncontrolling interests	(385)	(3,397)
Change in other, net	(687)	(40)
Cash used for financing activities	(11,038)	(3,548)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	183	(169)
Net increase (decrease) in cash, cash equivalents and restricted cash	(91,866)	15,021
Cash, cash equivalents and restricted cash at beginning of period	259,580	346,382
Cash, cash equivalents and restricted cash at end of period	$167,714	$361,403
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$76,608	$105,863
Cash paid for income taxes	2,136	1,033
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Economic Conditions
The Company's advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and inflation have continued to contribute to a challenging macroeconomic environment. This challenging environment has led to broader market uncertainty which has impacted the Company's revenues and cash flows. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on the Company's ability to generate revenue and cash flows.
As of March 31, 2025, the Company had approximately $167.7 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a borrowing base of $415.1 million, no outstanding borrowings and $23.7 million of outstanding letters of credit, resulting in $391.4 million of borrowing base availability. The Company's total available liquidity as of March 31, 2025 was $559.1 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2025 presentation.
Restricted Cash
As of March 31, 2025 and December 31, 2024, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company intends to adopt this standard beginning with the 2025 annual period and is currently evaluating the impact of this standard on our annual disclosures, including method of adoption.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three months ended March 31, 2025 and 2024:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended March 31, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$340,736	$—	$—	$—	$340,736
Networks(2)	99,463	—	—	—	99,463
Sponsorship and Events(3)	28,621	—	—	—	28,621
Digital, excluding Podcast(4)	—	161,251	—	(1,131)	160,120
Podcast(5)	—	116,036	—	—	116,036
Audio & Media Services(6)	—	—	59,323	(1,356)	57,967
Other(7)	4,067	—	—	—	4,067
Total	472,887	277,287	59,323	(2,487)	807,010
Revenue from leases(8)	91	—	—	—	91
Revenue, total	$472,978	$277,287	$59,323	$(2,487)	$807,101

Three Months Ended March 31, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$359,338	$—	$—	$—	$359,338
Networks(2)	102,051	—	—	—	102,051
Sponsorship and Events(3)	27,829	—	—	—	27,829
Digital, excluding Podcast(4)	—	148,344	—	(1,185)	147,159
Podcast(5)	—	90,624	—	—	90,624
Audio & Media Services(6)	—	—	69,168	(1,376)	67,792
Other(7)	4,095	—	—	—	4,095
Total	493,313	238,968	69,168	(2,561)	798,888
Revenue from leases(8)	150	—	—	—	150
Revenue, total	$493,463	$238,968	$69,168	$(2,561)	$799,038
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade and Barter
Trade and barter transactions represent the exchange of advertising spots for merchandise, services, advertising and promotion or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received at contract inception unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised to the customer. The revenues and expenses may not be recognized in the same period depending on the timing of the services, advertising or promotion received in exchange for advertising spots. Trade and barter revenues and expenses, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Trade and barter revenues	$49,365	$41,305
Trade and barter expenses	33,794	34,181

In addition to the trade and barter revenue in the table above, the Company recognized $10.3 million and $8.7 million during the three months ended March 31, 2025 and 2024, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2025	2024
Deferred revenue from contracts with customers:
Beginning balance(1)	$173,766	$181,899
Revenue recognized, included in beginning balance	(66,932)	(73,928)
Additions, net of revenue recognized during period, and other	76,850	77,864
Ending balance	$183,684	$185,835
(1) Deferred revenue from contracts with customers is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2025, the Company expects to recognize $208.5 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three months ended March 31, 2025, and 2024, the Company recognized non-cash impairment charges of $2.9 million and $1.5 million due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$36,644	$37,293
Lease liabilities arising from obtaining right-of-use assets(1)	7,435	5,751
(1) Lease liabilities from obtaining right-of-use assets include new leases entered into during the three months ended March 31, 2025 and 2024, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $15.7 million and $15.6 million for the three months ended March 31, 2025 and 2024, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	March 31, 2025	December 31, 2024
Land, buildings and improvements	$330,339	$335,502
Towers, transmitters and studio equipment	208,588	207,349
Computer equipment and software	750,168	741,259
Furniture and other equipment	54,029	54,108
Construction in progress	11,198	12,186
	1,354,322	1,350,404
Less: accumulated depreciation	889,480	860,561
Property, plant and equipment, net	$464,842	$489,843
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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(1,001,545)	$1,652,623	$(967,377)
Talent and other contracts	338,900	(256,409)	338,900	(245,909)
Trademarks and tradenames	335,912	(198,947)	335,912	(190,450)
Other	18,003	(14,674)	18,003	(14,120)
Total	$2,345,438	$(1,471,575)	$2,345,438	$(1,417,856)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended March 31, 2025 and 2024 was $53.7 million and $61.9 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2026	$201,512
2027	176,171
2028	160,395
2029	121,622
2030	16,430

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2024(1)	$731,501	$311,353	$62,302	$1,105,156
Foreign currency	—	—	114	114
Balance as of March 31, 2025	$731,501	$311,353	$62,416	$1,105,270
(1) Beginning goodwill balance is presented net of prior accumulated impairment losses of $2.0 billion related to our Multiplatform Group, $439.4 million related to our Digital Audio Group and $41.6 million related to our Audio & Media Services Group.
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Asset-based Revolving Credit Facility due 2027	$—	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(1)	2,140,360	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other secured subsidiary debt(2)	4,696	5,008
Long-term debt fees	(8,544)	(8,974)
Debt Premium	278,106	289,752
Total Debt	5,054,577	5,071,469
Less: Current portion	22,511	22,501
Total long-term debt	$5,032,066	$5,048,968
(1)Decrease is due to the quarterly amortization payment of $5.4 million equal to 0.25% of the original principal amount of the Term Loan Facility due 2029.
(2)Other subsidiary debt consists of finance lease obligations maturing at various dates from 2026 through 2045.
The Company’s weighted average interest rate was 9.3% and 9.4% as of March 31, 2025 and December 31, 2024, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $3.6 billion and $4.1 billion as of March 31, 2025 and December 31, 2024, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of March 31, 2025, the Company was in compliance with all covenants related to our debt agreements.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Surety Bonds and Letters of Credit
As of March 31, 2025, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $8.6 million and $23.7 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2025	2024
Current tax benefit (expense)	$860	$(3,418)
Deferred tax benefit (expense)	(136,219)	24,080
Income tax benefit (expense)	$(135,359)	$20,662

The effective tax rates for the three months ended March 31, 2025 and March 31, 2024 were (93.0)% and 53.3%, respectively. The effective tax rates for these three-month periods were primarily impacted by changes in the forecasted increase in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company's ability to utilize those assets in future periods.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the Company's total share based compensation expense by award type:

(In thousands)	Three Months Ended March 31,
	2025	2024
RSUs	$5,328	$4,926
Performance RSUs	3,529	2,789
Options	172	765
Total Share Based Compensation Expense(1)	$9,029	$8,480
(1) Total share based compensation expense includes $1.6 million and $0.5 million of expense from cash settled awards for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $26.1 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.9 years and assumes Performance RSUs that have not reached their measurement dates will be fully earned at target.
Special Warrants
Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99% of the Company's outstanding Class A common stock, (b) more than 22.5% of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the Company exceeding any foreign ownership threshold set by the FCC pursuant to a declaratory ruling or specific approval requirement or (d) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Although the agreement governing the Special Warrants provides that the Company may decline to permit the exercise of Special Warrants if such exercise would result in more than 22.5% of our capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, the Company received a ruling from the FCC permitting it to have up to 100% foreign ownership in the aggregate. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.

During the three months ended March 31, 2024 there were 58,534 Special Warrants exercised for an equivalent number of shares of Class A common stock. There were no Special Warrants exercised for Class A common stock during the three months ended March 31, 2025. During the three months ended March 31, 2025 and 2024 there were no Special Warrants exercised for Class B common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended March 31,
	2025	2024
NUMERATOR:
Net loss attributable to the Company – common shares	$(281,224)	$(18,508)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	152,480	149,795
Stock options and restricted stock(2):	—	—
Weighted average common shares outstanding - diluted	152,480	149,795

Net loss attributable to the Company per common share:
Basic	$(1.84)	$(0.12)
Diluted	(1.84)	(0.12)
(1) All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three months ended March 31, 2025 and 2024.
(2) Outstanding equity service awards representing 16.6 million and 15.8 million shares of Class A common stock of the Company for the three months ended March 31, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2025
Revenue	472,978	277,287	59,323	—	(2,487)	$807,101
Direct operating expenses(1)	199,669	145,921	7,084	—	(955)	351,719
Selling, general and administrative expenses(2)	203,302	44,283	36,441	68,300	(1,532)	350,794
Segment Adjusted EBITDA(3)	$70,007	$87,083	$15,798	$(68,300)	$—	$104,588
Depreciation and amortization						(91,901)
Impairment charges						(2,855)
Other operating expense, net						(659)
Restructuring expenses						(25,578)
Share-based compensation expense						(9,029)
Operating loss						$(25,434)

Segment Assets	$4,027,842	$593,363	$273,776	$377,161	$(4,049)	$5,268,093
Intersegment revenues	—	1,131	1,356	—	—	2,487
Capital expenditures	5,929	5,856	5,627	2,318	—	19,730

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2024
Revenue	$493,463	$238,968	$69,168	$—	$(2,561)	$799,038
Direct operating expenses(1)	204,130	127,254	7,041	—	(927)	337,498
Selling, general and administrative expenses(2)	212,151	43,587	38,432	64,387	(1,634)	356,923
Segment Adjusted EBITDA(3)	$77,182	$68,127	$23,695	$(64,387)	$—	$104,617
Depreciation and amortization						(105,162)
Impairment charges						(1,508)
Other operating expense, net						(572)
Restructuring expenses						(23,603)
Share-based compensation expense						(8,480)
Operating loss						$(34,708)

Segment Assets	$5,259,863	$618,337	$305,243	$578,810	$(3,941)	$6,758,312
Intersegment revenues	—	1,185	1,376	—	—	2,561
Capital expenditures	11,704	5,427	2,257	2,194	—	21,582
(1) Includes content, programming, and production costs as well as employee compensation, talent fees, event costs, and music license fees.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) Includes administrative employee compensation, sales commissions, trade and barter expense, and rent and utilities.
(3) For a definition of Adjusted EBITDA for the consolidated company and a reconciliation to Operating loss, the most closely comparable GAAP measure, and to Net loss, please see "Reconciliation of Operating loss to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in Item 2 of this Quarterly Report on Form 10-Q.

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

Our segment profitability metric is Segment Adjusted EBITDA, which is reported to the Company's Chief Operating Decision Maker ("CODM") for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. The Company's CODM is our Chief Executive Officer. Segment Adjusted EBITDA is calculated as Revenue less Direct Operating Expenses and Selling, General and Administrative (“SG&A”) Expenses, excluding Restructuring expenses (as defined below) and share-based compensation expenses.

We believe the presentation of our results by segment provides insight into our broadcast radio business and our digital business. We believe that our ability to generate cash flow from operations from our businesses and our current liquidity will provide sufficient resources to fund and operate our business, fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months.
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

Economic Conditions

Our advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and inflation have continued to contribute to a challenging macroeconomic environment. This environment has led to broader market uncertainty which has impacted our revenues and cash flows. We are monitoring ongoing developments surrounding international trade that may pressure the advertising budgets of our customers and could impact our financial results in future periods. The current market uncertainty and macroeconomic conditions, a recession, or a downturn in the U.S. economy could have a significant impact on our ability to generate revenue and cash flows.

Modernization Initiatives
We implemented operating expense savings initiatives during 2024 to streamline our organization and increase automation and the use of technology. These modernization initiatives included headcount reductions and other actions and are anticipated to have approximately $150 million of net savings for full year 2025. We continue to explore opportunities for further efficiencies.

Executive Summary
Consolidated revenues for the first quarter of 2025 increased due to a continued increase in demand for digital advertising, partially offset by lower spending on radio advertising as a result of continued uncertain market conditions.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $807.1 million increased $8.1 million, or 1.0%, during the quarter ended March 31, 2025 compared to Consolidated Revenue of $799.0 million in the prior year's first quarter.
•Multiplatform Group Revenue decreased $20.5 million, or 4.2%, and Segment Adjusted EBITDA decreased $7.2 million, or 9.3%, compared to the prior year's first quarter, respectively.
•Digital Audio Group Revenue increased $38.3 million, or 16.0%, and Segment Adjusted EBITDA increased $19.0 million, or 27.8%, compared to the prior year's first quarter, respectively.
•Audio & Media Services Group Revenue decreased $9.8 million, or 14.2%, and Segment Adjusted EBITDA decreased $7.9 million, or 33.3%, compared to the prior year's first quarter, respectively.
•Operating loss of $25.4 million improved $9.3 million from $34.7 million in the prior year’s first quarter.
•Net loss of $280.9 million increased $262.8 million from $18.1 million in the prior year's first quarter.
•Cash flows used for operating activities of $60.9 million increased from $59.3 million in the prior year's first quarter.
•Adjusted EBITDA(1) of $104.6 million, was flat compared to the prior year.
•Free cash flow(2) of $(80.7) million improved slightly from $(80.9) million in the prior year's first quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Revenue	$807,101	$799,038	1.0%
Operating loss	(25,434)	(34,708)	(26.7)%
Net loss	(280,883)	(18,108)	1,451.2%
Cash used for operating activities	(60,944)	(59,277)	2.8%

Adjusted EBITDA(1)	$104,588	$104,617	—%
Free cash flow(2)	(80,674)	(80,859)	(0.2)%
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

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended March 31,
	2025	2024
Revenue	$807,101	$799,038
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	356,326	341,360
Selling, general and administrative expenses (excludes depreciation and amortization)	380,794	385,144
Depreciation and amortization	91,901	105,162
Impairment charges	2,855	1,508
Other operating expense	659	572
Operating loss	(25,434)	(34,708)
Interest expense, net	100,386	95,515
Gain (loss) on investments, net	(18,594)	91,994
Equity in earnings (loss) of nonconsolidated affiliates	50	(45)
Loss on extinguishment of debt	(1,197)	—
Other income (expense), net	37	(496)
Loss before income taxes	(145,524)	(38,770)
Income tax benefit (expense)	(135,359)	20,662
Net loss	(280,883)	(18,108)
Less amount attributable to noncontrolling interest	341	400
Net loss attributable to the Company	$(281,224)	$(18,508)

The table below presents the comparison of our revenue streams for the three months ended March 31, 2025 to the three months ended March 31, 2024:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Broadcast Radio	$340,736	$359,338	(5.2)%
Networks	99,463	102,051	(2.5)%
Sponsorship and Events	28,621	27,829	2.8%
Other	4,158	4,245	(2.0)%
Multiplatform Group	472,978	493,463	(4.2)%
Digital, excluding Podcast	161,251	148,344	8.7%
Podcast	116,036	90,624	28.0%
Digital Audio Group	277,287	238,968	16.0%
Audio & Media Services Group	59,323	69,168	(14.2)%
Eliminations	(2,487)	(2,561)
Revenue, total	$807,101	$799,038	1.0%

Consolidated results for the three months ended March 31, 2025 compared to the consolidated results for the three months ended March 31, 2024 were as follows:
Revenue
Consolidated revenue increased $8.1 million during the three months ended March 31, 2025 compared to the same period of 2024. Multiplatform Group revenue decreased $20.5 million, or 4.2%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions. Digital Audio Group revenue increased $38.3 million, or 16.0%, driven primarily by continuing increases in demand for digital advertising, including podcast advertising. Audio & Media Services revenue decreased $9.8 million, or 14.2%, primarily as a result of Katz Media revenue due to nonrecurring contract termination fees earned by Katz Media in 2024 and a decrease in broadcast advertising in connection with uncertain market conditions, partially offset by an increase in digital advertising.
Direct Operating Expenses
Consolidated direct operating expenses increased $15.0 million, or 4.4%, during the three months ended March 31, 2025 compared to the same period of 2024. The increase was primarily driven by higher variable content costs, including higher podcast profit sharing expenses and third-party digital costs related to the increase in digital revenues, partially offset by a decrease in employee compensation cost in connection with modernization initiatives taken in 2024.
Selling, General and Administrative Expenses
Consolidated SG&A expenses decreased $4.4 million, or 1.1%, during the three months ended March 31, 2025 compared to the same period of 2024. The decrease was driven primarily by a decrease in costs incurred in connection with executing on our cost savings initiatives, including decreased employee compensation cost due to our modernization initiatives, partially offset by an increase in employee benefit expense related to the reestablishment of the 401(k) matching program during the first quarter of 2025.
Depreciation and Amortization
Depreciation and amortization decreased $13.3 million during the three months ended March 31, 2025 compared to the same period of 2024 primarily as a result of a lower fixed asset base due to lower levels of capital expenditures.
Impairment Charges
During the three months ended March 31, 2025 and 2024, we recorded non-cash impairment charges of $2.9 million and $1.5 million, respectively, related to changes in sublease assumptions for certain operating leases intended to be subleased.
Interest Expense, net
Interest expense increased $4.9 million during the three months ended March 31, 2025 compared to the same period of 2024 primarily as a result of an increase in contractual interest rates in connection with the debt exchange transaction that closed in the fourth quarter of 2024.
Gain (Loss) On Investments, Net
During the three months ended March 31, 2025, we recognized a loss on investments, net of $18.6 million, related to declines in the value of our investments.
During the three months ended March 31, 2024, we recognized a gain on investments, net of $92.0 million related primarily due to the $101.4 million gain recognized on the sale of our investment in Broadcast Music, Inc. ("BMI") in the first quarter of 2024, partially offset by declines in the value of certain investments.
Income Tax Benefit (Expense)
The effective tax rates for the Company for the three months ended March 31, 2025 and 2024 were (93.0)% and 53.3%, respectively. The effective tax rates for these three-month periods were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods.

Net Loss Attributable to the Company
Net loss attributable to the Company increased $262.7 million to $281.2 million during the three months ended March 31, 2025 compared to Net loss attributable to the Company of $18.5 million during the three months ended March 31, 2024. The increase was primarily due to the increase in income tax expense as described above and the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024.
Multiplatform Group Results

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Revenue	$472,978	$493,463	(4.2)%
Operating expenses(1)	402,971	416,281	(3.2)%
Segment Adjusted EBITDA	$70,007	$77,182	(9.3)%
Segment Adjusted EBITDA margin	14.8%	15.6%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Multiplatform Group decreased $20.5 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions. Broadcast revenue decreased $18.6 million, or 5.2%, year-over-year, driven by lower spot revenue. Networks declined $2.6 million, or 2.5%, year-over-year. Revenue from Sponsorship and Events increased $0.8 million, or 2.8%, year-over-year.
Operating expenses decreased $13.3 million, driven primarily by a decrease in employee compensation cost due to our modernization initiatives, partially offset by an increase in employee benefit expense related to the reestablishment of the 401(k) matching program during the first quarter of 2025.

Digital Audio Group Results

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Revenue	$277,287	$238,968	16.0%
Operating expenses(1)	190,204	170,841	11.3%
Segment Adjusted EBITDA	$87,083	$68,127	27.8%
Segment Adjusted EBITDA margin	31.4%	28.5%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Digital Audio Group increased $38.3 million compared to the prior year, driven by Podcast revenue which increased by $25.4 million, or 28.0% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $12.9 million, or 8.7% year-over-year, primarily due to an increase in demand for digital advertising.
Operating expenses increased $19.4 million, primarily driven by higher variable content costs, including higher podcast profit sharing and third-party digital costs related to the increase in revenues.

Audio & Media Services Group Results

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Revenue	$59,323	$69,168	(14.2)%
Operating expenses(1)	43,525	45,473	(4.3)%
Segment Adjusted EBITDA	$15,798	$23,695	(33.3)%
Segment Adjusted EBITDA margin	26.6%	34.2%
(1) Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Audio & Media Services Group decreased $9.8 million compared to the prior year period primarily due to contract termination fees earned by Katz Media in the first quarter of 2024 and a decrease in broadcast advertising in connection with uncertain market conditions, partially offset by increased demand for digital advertising.
Operating expenses decreased $1.9 million primarily as a result of our modernization initiatives, partially offset by higher sales commissions related to increased demand for digital advertising.
Reconciliation of Operating loss to Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2025	2024
Operating loss	$(25,434)	$(34,708)
Depreciation and amortization	91,901	105,162
Impairment charges	2,855	1,508
Other operating expense	659	572
Restructuring expenses	25,578	23,603
Share-based compensation expense	9,029	8,480
Adjusted EBITDA(1)	$104,588	$104,617

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2025	2024
Net loss	$(280,883)	$(18,108)
Income tax (benefit) expense	135,359	(20,662)
Interest expense, net	100,386	95,515
Depreciation and amortization	91,901	105,162
EBITDA	$46,763	$161,907
(Gain) loss on investments, net	18,594	(91,994)
Loss on extinguishment of debt	1,197	—
Other (income) expense, net	(37)	496
Equity in (earnings) loss of nonconsolidated affiliates	(50)	45
Impairment charges	2,855	1,508
Other operating expense	659	572
Restructuring expenses	25,578	23,603
Share-based compensation expense	9,029	8,480
Adjusted EBITDA(1)	$104,588	$104,617
(1)We define Adjusted EBITDA as consolidated Operating loss adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Loss on extinguishment of debt, Other (income) expense, net, Equity in (earnings) loss of nonconsolidated affiliates, Impairment charges, Other operating expense, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating loss. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating loss or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash used for operating activities to Free Cash Flow

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash used for operating activities	$(60,944)	$(59,277)
Purchases of property, plant and equipment	(19,730)	(21,582)
Free cash flow(1)	$(80,674)	$(80,859)
(1)We define Free cash flow ("Free Cash Flow") as Cash used for operating activities less capital expenditures, which is disclosed as Purchases of property, plant and equipment in the Company's Consolidated Statements of Cash Flows. We use Free Cash Flow, among other measures, to evaluate the Company’s liquidity and its ability to generate cash flow. We believe that Free Cash Flow is meaningful to investors because we review cash flows generated from operations after taking into consideration capital expenditures due to the fact that these expenditures are considered to be a necessary component of ongoing operations. In addition, we believe that Free Cash Flow helps improve investors' ability to compare our liquidity with other companies. Since Free Cash Flow is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Cash used for operating activities and may not be comparable to similarly titled measures employed by other companies. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.
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

Share-based compensation expenses are recorded in SG&A expenses and were $9.0 million and $8.5 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $26.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.9 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash provided by (used for):
Operating activities	$(60,944)	$(59,277)
Investing activities	(20,067)	78,015
Financing activities	(11,038)	(3,548)
Free Cash Flow(1)	(80,674)	(80,859)
(1) For a definition of Free Cash Flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $60.9 million during the three months ended March 31, 2025 compared to $59.3 million during the three months ended March 31, 2024. The increase was primarily due to the timing of payable and accrual payments, partially offset by an improvement in the timing of receivable collections and timing of interest payments. Accrued interest was paid in the fourth quarter of 2024 for the debt exchange transaction that would have been paid in the first quarter of 2025 under the old debt terms.

Investing Activities
Cash used for investing activities of $20.1 million during the three months ended March 31, 2025 primarily reflects $19.7 million in cash used for capital expenditures. For capital expenditures, we spent $5.9 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $5.9 million in our Digital Audio Group segment primarily related to IT infrastructure, $5.6 million in our Audio & Media Services Group segment, primarily related to software, and $2.3 million in Corporate primarily related to equipment and software purchases.

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

Financing Activities
Cash used for financing activities totaled $11.0 million during the three months ended March 31, 2025 primarily related to the quarterly amortization payment on the Term Loans due 2029 and payments reducing our debt premium recorded in connection with the debt exchange transaction completed in the fourth quarter of 2024.

Cash used for financing activities totaled $3.5 million during the three months ended March 31, 2024 primarily due to distributions to noncontrolling interest holders.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $167.7 million as of March 31, 2025, cash flows from operations and borrowing capacity under our $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (as amended from time to time, the "ABL Facility"). As of March 31, 2025, iHeartCommunications had no amounts outstanding under the ABL Facility, a borrowing base of $415.1 million and $23.7 million in outstanding letters of credit, resulting in $391.4 million of borrowing base availability. Our total available liquidity1 as of March 31, 2025 was $559.1 million.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact our revenues and cash flows. For the three months ended March 31, 2025, our consolidated revenues increased compared to the three months ended March 31, 2024 primarily due to revenue growth in our Digital Audio Group, partially offset by lower revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of this MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2025 will be to fund fluctuations in working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at March 31, 2025, we anticipate cash payments to service our debt of approximately $333.7 million in the remainder of 2025. These debt service cash payments include interest, quarterly term loan amortization payments and payments related to the debt premium. The increase in payments is primarily due to quarterly term loan amortization payments, as well as to an increase in interest rates in connection with the Debt Exchange Transaction that closed in the fourth quarter of 2024. Future increases in interest rates could have a significant impact on our cash interest payments.

We acknowledge the challenges posed by market uncertainty as a result of global economic weakness and other macroeconomic and political trends, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest payments on our long-term debt for at least the next twelve months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

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

Summary Debt Capital Structure
As of March 31, 2025 and December 31, 2024, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	March 31, 2025	December 31, 2024
Asset-based Revolving Credit Facility due 2027	$—	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(1)	2,140,360	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt	4,696	5,008
Long-term debt fees	(8,544)	(8,974)
Debt Premium(2)	278,106	289,752
Total Debt	$5,054,577	$5,071,469
Less: Debt Premium	278,106	289,752
Less: Cash and cash equivalents	167,714	259,580
Net Debt(3)	$4,608,757	$4,522,137

(1)Decrease is due to the quarterly amortization payment of $5.4 million equal to 0.25% of the original principal amount of the Term Loan Facility due 2029.
(2)The difference between the carrying value of the exchanged 5.25% Senior Notes, 4.75% Senior Secured Notes, and 8.375% Senior Unsecured Notes and the principal amount of the 7.75% First Lien Notes due 2030, 7.00% First Lien Notes due 2031 and the 10.875% Second Lien Notes due 2030 was recorded as debt premium and will be reduced as contractual interest payments are made.
(3)Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of March 31, 2025, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended March 31, 2025. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of March 31, 2025, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications, and may in the future, as part of various financing and investment strategies, refinance, retire, exchange or purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or our outstanding equity securities, in tender offers, open market purchases, privately negotiated transactions or otherwise. Such refinancings, retirements, exchanges or purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We or our subsidiaries may also sell certain assets, securities, or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’ debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three months ended March 31, 2025, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of March 31, 2025, we were in compliance with all covenants related to our debt agreements.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2025, approximately 45% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the three months ended March 31, 2025 would have changed by $5.4 million.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2024.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation, interest rates and potential recessionary indicators, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions and dispositions, our expectations about certain markets and businesses, our expectations regarding the seasonality of our business, expected cash interest payments, future impairment charges and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•regulations impacting our business and the ownership of our securities; and
•certain other factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by other filings with the Securities and Exchange Commission (“SEC”).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended March 31, 2025.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our Class A common stock made during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	3,040	$2.21	—	$—
February 1 through February 28	268,829	2.20	—	—
March 1 through March 31	20,675	2.20	—	—
Total	292,544	$2.20	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2025 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

IHEARTMEDIA, INC.

Date:	May 12, 2025	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary