Form 10-Q
period 2025-06-30
iHeartMedia, Inc.
filed 2025-08-11
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2025
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	128,954,712
Class B Common Stock, $.001 par value	21,187,567

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$235,932	$259,580
Accounts receivable, net of allowance of $28,936 in 2025 and $36,552 in 2024	879,057	993,328
Prepaid expenses	149,942	97,332
Other current assets	83,247	11,602
Total Current Assets	1,348,178	1,361,842
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	451,250	489,843
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	809,928	809,928
Other intangibles, net	820,145	927,582
Goodwill	1,105,507	1,105,156
OTHER ASSETS
Operating lease right-of-use assets	641,347	668,165
Other assets	202,962	209,180
Total Assets	$5,379,317	$5,571,696
CURRENT LIABILITIES
Accounts payable	$217,110	$253,264
Current operating lease liabilities	66,763	69,516
Accrued expenses	288,267	348,119
Accrued interest	74,299	22,535
Deferred revenue	178,912	154,345
Current portion of long-term debt	73,726	22,501
Total Current Liabilities	899,077	870,280
Long-term debt	5,063,792	5,048,968
Noncurrent operating lease liabilities	693,642	716,586
Deferred income taxes	245,500	102,898
Other long-term liabilities	203,555	204,744
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	4,254	5,289
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, issued and outstanding 131,307,592 and 127,474,033 shares in 2025 and 2024, respectively	131	128
Class B Common Stock, par value $0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,187,567 and 21,285,914 shares in 2025 and 2024, respectively	21	21
Special Warrants, 5,039,323 issued and outstanding in each of 2025 and 2024	—	—
Additional paid-in capital	2,987,825	2,975,703
Accumulated deficit	(4,704,787)	(4,340,083)
Accumulated other comprehensive loss	(1,504)	(1,885)
Cost of shares (2,354,010 in 2025 and 1,587,031 in 2024) held in treasury	(12,189)	(10,953)
Total Stockholders' Deficit	(1,726,249)	(1,371,780)
Total Liabilities and Stockholders' Deficit	$5,379,317	$5,571,696
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$933,653	$929,092	$1,740,754	$1,728,130
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	391,194	382,049	747,520	723,409
Selling, general and administrative expenses (excludes depreciation and amortization)	413,082	431,614	793,876	816,758
Depreciation and amortization	90,369	104,356	182,270	209,518
Impairment charges	2,552	920,224	5,407	921,732
Other operating expense	1,086	516	1,745	1,088
Operating income (loss)	35,370	(909,667)	9,936	(944,375)
Interest expense, net	100,894	95,577	201,280	191,092
Gain (loss) on investments, net	(901)	(412)	(19,495)	91,582
Equity in loss of nonconsolidated affiliates	(51)	(61)	(1)	(106)
Loss on extinguishment of debt	(263)	—	(1,460)	—
Other income (expense), net	1,004	(231)	1,041	(727)
Loss before income taxes	(65,735)	(1,005,948)	(211,259)	(1,044,718)
Income tax benefit (expense)	(18,253)	23,959	(153,612)	44,621
Net loss	(83,988)	(981,989)	(364,871)	(1,000,097)
Less amount attributable to noncontrolling interest	(508)	(331)	(167)	69
Net loss attributable to the Company	$(83,480)	$(981,658)	$(364,704)	$(1,000,166)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	279	(249)	381	(468)
Other comprehensive income (loss), net of tax	279	(249)	381	(468)
Comprehensive loss	(83,201)	(981,907)	(364,323)	(1,000,634)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(83,201)	$(981,907)	$(364,323)	$(1,000,634)

Net loss attributable to the Company per common share:
Basic	$(0.54)	$(6.50)	$(2.38)	$(6.65)
Weighted average common shares outstanding - Basic	154,275	151,137	153,382	150,466
Diluted	$(0.54)	$(6.50)	$(2.38)	$(6.65)
Weighted average common shares outstanding - Diluted	154,275	151,137	153,382	150,466

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2025	128,285,283	21,187,567	5,039,323	$5,245	$149	$2,983,169	$(4,621,307)	$(1,783)	$(11,596)	$(1,646,123)
Net loss				(508)	—	—	(83,480)	—	—	(83,988)
Vesting of restricted stock and other	3,022,309			—	3	(3)	—	—	(593)	(593)
Share-based compensation				—	—	4,659	—	—	—	4,659
Dividend declared and paid to noncontrolling interests				(483)	—	—	—	—	—	(483)
Other comprehensive income				—	—	—	—	279	—	279
Balances at June 30, 2025	131,307,592	21,187,567	5,039,323	$4,254	$152	$2,987,825	$(4,704,787)	$(1,504)	$(12,189)	$(1,726,249)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2024	124,416,225	21,346,613	5,043,336	$6,400	$146	$2,955,043	$(3,348,650)	$(1,347)	$(10,166)	$(398,574)
Net loss				(331)	—	—	(981,658)	—	—	(981,989)
Vesting of restricted stock and other	2,487,456			—	2	(2)	—	—	(679)	(679)
Share-based compensation				—	—	7,234	—	—	—	7,234
Dividend declared and paid to noncontrolling interests				(386)	—	—	—	—	—	(386)
Conversion of Special Warrants to Class A and Class B Shares	29		(29)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	2,223	(2,223)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(249)	—	(249)
Balances at June 30, 2024	126,905,933	21,344,390	5,043,307	$5,683	$148	$2,962,275	$(4,330,308)	$(1,596)	$(10,845)	$(1,374,643)
(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2025, or 2024.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)
Net loss				(167)	—	—	(364,704)	—	—	(364,871)
Vesting of restricted stock and other	3,735,212			—	3	(3)	—	—	(1,236)	(1,236)
Share-based compensation				—	—	12,125	—	—	—	12,125
Dividends declared and paid to noncontrolling interests				(868)	—	—	—	—	—	(868)
Conversion of Class B Shares to Class A Shares	98,347	(98,347)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	381	—	381
Balances at June 30, 2025	131,307,592	21,187,567	5,039,323	$4,254	$152	$2,987,825	$(4,704,787)	$(1,504)	$(12,189)	$(1,726,249)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				69	—	—	(1,000,166)	—	—	(1,000,097)
Vesting of restricted stock and other	2,545,109			—	2	(2)	—	—	(718)	(718)
Share-based compensation				—	—	15,181	—	—	—	15,181
Dividends declared and paid to noncontrolling interests				(3,783)	—	—	—	—	—	(3,783)
Conversion of Special Warrants to Class A and Class B Shares	58,563		(58,563)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	2,973	(2,973)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(468)	—	(468)
Balances at June 30, 2024	126,905,933	21,344,390	5,043,307	$5,683	$148	$2,962,275	$(4,330,308)	$(1,596)	$(10,845)	$(1,374,643)

(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2025, or 2024, or 2023.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(364,871)	$(1,000,097)
Reconciling items:
Impairment charges	5,407	921,732
Depreciation and amortization	182,270	209,518
Deferred taxes	142,599	(65,008)
Provision for doubtful accounts	8,589	11,590
Amortization of deferred financing charges and note discounts, net	1,489	3,478
Share-based compensation	12,125	15,181
Loss on disposal of operating and other assets	1,254	406
(Gain) Loss on investments	19,495	(91,582)
Equity in loss of nonconsolidated subsidiaries	1	106
Barter and trade income	(17,838)	(15,532)
Other reconciling items, net	(920)	768
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	105,058	126,584
Increase in prepaid & other current assets	(75,801)	(42,639)
(Increase) Decrease in other long-term assets	(1,412)	1,526
Decrease in accounts payable	(31,973)	(9,575)
Decrease in accrued expenses	(109,688)	(97,427)
Increase (Decrease) in accrued interest	44,121	(10)
Increase (Decrease) in deferred revenue	28,720	(1,281)
Decrease in other long-term liabilities	(2,748)	(286)
Cash used for operating activities	(54,123)	(32,548)
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,727)	(42,754)
Proceeds from sale of investment securities	656	101,756
Change in other, net	(1,577)	(3,131)
Cash provided by (used for) investing activities	(40,648)	55,871
Cash flows from financing activities:
Proceeds from credit facilities	100,000	—
Payments on long-term debt	(27,172)	(314)
Dividends and other payments to noncontrolling interests	(868)	(3,783)
Change in other, net	(1,279)	(719)
Cash provided by (used for) financing activities	70,681	(4,816)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	442	(145)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,648)	18,362
Cash, cash equivalents and restricted cash at beginning of period	259,580	346,382
Cash, cash equivalents and restricted cash at end of period	$235,932	$364,744
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$158,174	$194,039
Cash paid for income taxes	33,193	2,709
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
During the three months ended June 30, 2025, iHeartCommunications borrowed $100.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds are available to support working capital requirements and general corporate purposes. As of June 30, 2025, the ABL Facility had a borrowing base of $425.0 million, resulting in $290.8 million available for borrowing after considering the $100.0 million of outstanding borrowings and the $34.3 million of outstanding letters of credit.
As of June 30, 2025, the Company had approximately $235.9 million in cash and cash equivalents, and total available liquidity was $526.7 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2025 presentation.
Restricted Cash
As of June 30, 2025 and December 31, 2024, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended June 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$395,789	$—	$—	$—	$395,789
Networks(2)	107,813	—	—	—	107,813
Sponsorship and Events(3)	36,485	—	—	—	36,485
Digital, excluding Podcast(4)	—	189,560	—	(1,153)	188,407
Podcast(5)	—	134,296	—	—	134,296
Audio & Media Services(6)	—	—	67,736	(1,384)	66,352
Other(7)	4,420	—	—	—	4,420
Total	544,507	323,856	67,736	(2,537)	933,562
Revenue from leases(8)	91	—	—	—	91
Revenue, total	$544,598	$323,856	$67,736	$(2,537)	$933,653

Three Months Ended June 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$425,490	$—	$—	$—	$425,490
Networks(2)	106,591	—	—	—	106,591
Sponsorship and Events(3)	39,121	—	—	—	39,121
Digital, excluding Podcast(4)	—	181,093	—	(1,175)	179,918
Podcast(5)	—	104,521	—	—	104,521
Audio & Media Services(6)	—	—	70,082	(1,336)	68,746
Other(7)	4,430	—	—	—	4,430
Total	575,632	285,614	70,082	(2,511)	928,817
Revenue from leases(8)	275	—	—	—	275
Revenue, total	$575,907	$285,614	$70,082	$(2,511)	$929,092

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Six Months Ended June 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$736,525	$—	$—	$—	$736,525
Networks(2)	207,276	—	—	—	207,276
Sponsorship and Events(3)	65,106	—	—	—	65,106
Digital, excluding Podcast(4)	—	350,811	—	(2,284)	348,527
Podcast(5)	—	250,332	—	—	250,332
Audio & Media Services(6)	—	—	127,059	(2,740)	124,319
Other(7)	8,487	—	—	—	8,487
Total	1,017,394	601,143	127,059	(5,024)	1,740,572
Revenue from leases(8)	182	—	—	—	182
Revenue, total	$1,017,576	$601,143	$127,059	$(5,024)	$1,740,754

Six Months Ended June 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$784,828	$—	$—	$—	$784,828
Networks(2)	208,642	—	—	—	208,642
Sponsorship and Events(3)	66,950	—	—	—	66,950
Digital, excluding Podcast(4)	—	329,437	—	(2,360)	327,077
Podcast(5)	—	195,145	—	—	195,145
Audio & Media Services(6)	—	—	139,250	(2,712)	136,538
Other(7)	8,525	—	—	—	8,525
Total	1,068,945	524,582	139,250	(5,072)	1,727,705
Revenue from leases(8)	425	—	—	—	425
Revenue, total	$1,069,370	$524,582	$139,250	$(5,072)	$1,728,130
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Trade and barter revenues	$75,995	$69,277	$125,360	$110,582
Trade and barter expenses	64,769	57,786	98,563	91,967

In addition to the trade and barter revenue in the table above, the Company recognized $7.6 million and $6.8 million during the three months ended June 30, 2025 and 2024, respectively, and $17.8 million and $15.5 million during the six months ended June 30, 2025, and 2024, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Deferred revenue from contracts with customers:
Beginning balance(1)	$183,684	$185,835	$173,766	$181,899
Revenue recognized, included in beginning balance	(68,626)	(69,378)	(94,430)	(100,826)
Additions, net of revenue recognized during period, and other	80,705	65,426	116,427	100,810
Ending balance	$195,763	$181,883	$195,763	$181,883
(1)Deferred revenue from contracts with customers is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2025, the Company expects to recognize $264.7 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2025, the Company recognized non-cash impairment charges of $2.6 million and $5.4 million, respectively, due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint.
During the six months ended June 30, 2024, the Company recognized non-cash impairment charges of $1.5 million due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint. There were no lease impairments recognized during the three months ended June 30, 2024.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$72,805	$75,069
Lease liabilities arising from obtaining right-of-use assets(1)	12,241	13,022
(1)Lease liabilities from obtaining right-of-use assets include new leases entered into during the six months ended June 30, 2025 and 2024, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $17.2 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively. The non-cash operating lease expense was $32.9 million and $31.5 million for the six months ended June 30, 2025 and 2024, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	June 30, 2025	December 31, 2024
Land, buildings and improvements	$328,859	$335,502
Towers, transmitters and studio equipment	211,757	207,349
Computer equipment and software	707,023	741,259
Furniture and other equipment	53,827	54,108
Construction in progress	20,075	12,186
	1,321,541	1,350,404
Less: accumulated depreciation	870,291	860,561
Property, plant and equipment, net	$451,250	$489,843
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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(1,035,713)	$1,652,623	$(967,377)
Talent and other contracts	338,900	(266,910)	338,900	(245,909)
Trademarks and tradenames	335,912	(207,442)	335,912	(190,450)
Other	18,003	(15,228)	18,003	(14,120)
Total	$2,345,438	$(1,525,293)	$2,345,438	$(1,417,856)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended June 30, 2025 and 2024 was $53.7 million and $61.2 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the six months ended June 30, 2025 and 2024 was $107.4 million and $123.1 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2026	$201,512
2027	176,171
2028	160,395
2029	121,622
2030	16,430

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2024(1)	$731,501	$311,353	$62,302	$1,105,156
Foreign currency	—	—	351	351
Balance as of June 30, 2025	$731,501	$311,353	$62,653	$1,105,507
(1)Beginning goodwill balance is presented net of prior accumulated impairment losses of $2.0 billion related to our Multiplatform Group, $439.4 million related to our Digital Audio Group and $41.6 million related to our Audio & Media Services Group.
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Asset-based Revolving Credit Facility due 2027(1)	$100,000	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(2)	2,134,995	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other secured subsidiary debt	4,371	5,008
Long-term debt fees	(8,109)	(8,974)
Debt Premium(3)	266,302	289,752
Total Debt	5,137,518	5,071,469
Less: Current portion	73,726	22,501
Total long-term debt	$5,063,792	$5,048,968
(1)On May 22, 2025, iHeartCommunications borrowed $100.0 million under the ABL Facility, the proceeds of which were recorded as cash on the Balance Sheet as of June 30, 2025.
(2)Quarterly amortization payments of $5.4 million (equal to 0.25% of the original principal amount) are required per the terms of the Term Loan Facility due 2029.
(3)The difference between the carrying value of the exchanged 5.25% Senior Notes, 4.75% Senior Secured Notes, and 8.375% Senior Unsecured Notes and the principal amount of the 7.75% First Lien Notes due 2030, 7.00% First Lien Notes due 2031 and 10.875% Second Lien Notes due 2030 was recorded as debt premium and will be reduced as contractual interest payments are made.
The Company’s weighted average interest rate was 9.2% and 9.4% as of June 30, 2025 and December 31, 2024, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $3.7 billion and $4.1 billion as of June 30, 2025 and December 31, 2024, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of June 30, 2025, the Company was in compliance with all covenants related to our debt agreements.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Surety Bonds and Letters of Credit
As of June 30, 2025, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $8.5 million and $34.3 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current tax expense	$(11,873)	$(16,969)	$(11,013)	$(20,387)
Deferred tax benefit (expense)	(6,380)	40,928	(142,599)	65,008
Income tax benefit (expense)	$(18,253)	$23,959	$(153,612)	$44,621

The effective tax rates for the three months ended June 30, 2025 and 2024 were (27.8)% and 2.4%, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were (72.7)% and 4.3%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods. The 2024 effective tax rates were also impacted by impairment charges to non-deductible goodwill recorded during the second quarter of 2024.

NOTE 8 – STOCKHOLDERS' DEFICIT
Pursuant to the Company's 2019 Equity Incentive Plan (the "2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, the 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. At our

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the Company's total share based compensation expense by award type:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	$4,017	$5,085	$9,345	$10,011
Performance RSUs	3,217	1,412	6,746	4,201
Options	26	723	198	1,488
Total Share Based Compensation Expense(1)	$7,260	$7,220	$16,289	$15,700
(1)Total share based compensation expense includes $2.6 million and $4.2 million of expense from cash settled awards for the three and six months ended June 30, 2025, respectively. Total share based compensation expense includes $0.5 million of expense from cash settled awards for the six months ended June 30, 2024. Share based compensation expense from cash settled awards was immaterial for the three months ended June 30, 2024.

As of June 30, 2025, there was $21.4 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.8 years and assumes Performance RSUs that have not reached their measurement dates will be fully earned at target.
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

During the three months ended June 30, 2024 there were 29 Special Warrants exercised for an equivalent number of shares of Class A common stock. There were no Special Warrants exercised for Class A common stock during the three months ended June 30, 2025. During the three months ended June 30, 2025 and 2024 there were no Special Warrants exercised for Class B common stock.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the six months ended June 30, 2024 there were 58,563 Special Warrants exercised for an equivalent number of shares of Class A common stock. There were no Special Warrants exercised for Class A common stock during the six months ended June 30, 2025. During the six months ended June 30, 2025 and 2024 there were no Special Warrants exercised for Class B common stock.

Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NUMERATOR:
Net loss attributable to the Company – common shares	$(83,480)	$(981,658)	$(364,704)	$(1,000,166)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	154,275	151,137	153,382	150,466
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	154,275	151,137	153,382	150,466

Net loss attributable to the Company per common share:
Basic	$(0.54)	$(6.50)	$(2.38)	$(6.65)
Diluted	(0.54)	(6.50)	(2.38)	(6.65)
(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and six months ended June 30, 2025 and 2024.
(2)Outstanding equity service awards representing 12.6 million and 15.1 million shares of Class A common stock of the Company for the three months ended June 30, 2025 and 2024, respectively, and 14.6 million and 15.5 million shares of Class A common stock for the six months ended June 30, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2025
Revenue	544,598	323,856	67,736	—	(2,537)	$933,653
Direct operating expenses(1)	218,052	161,811	7,474	—	(972)	386,365
Selling, general and administrative expenses(2)	230,182	54,435	36,541	71,568	(1,565)	391,161
Segment Adjusted EBITDA(3)	$96,364	$107,610	$23,721	$(71,568)	$—	$156,127
Depreciation and amortization						(90,369)
Impairment charges						(2,552)
Other operating expense, net						(1,086)
Restructuring expenses						(19,490)
Share-based compensation expense						(7,260)
Operating income						$35,370

Segment Assets	$4,066,415	$606,412	$269,612	$439,578	$(2,700)	$5,379,317
Intersegment revenues	—	1,153	1,384	—	—	2,537
Capital expenditures	10,698	4,406	2,752	2,141	—	19,997

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2024
Revenue	$575,907	$285,614	$70,082	$—	$(2,511)	$929,092
Direct operating expenses(1)	224,752	148,320	7,340	—	(933)	379,479
Selling, general and administrative expenses(2)	246,892	45,424	38,893	69,775	(1,578)	399,406
Segment Adjusted EBITDA(3)	$104,263	$91,870	$23,849	$(69,775)	$—	$150,207
Depreciation and amortization						(104,356)
Impairment charges						(920,224)
Other operating expense, net						(516)
Restructuring expenses						(27,558)
Share-based compensation expense						(7,220)
Operating loss						$(909,667)

Segment Assets	$4,294,769	$592,648	$286,762	$597,598	$(2,609)	$5,769,168
Intersegment revenues	—	1,175	1,336	—	—	2,511
Capital expenditures	12,895	5,692	2,167	418	—	21,172

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2025
Revenue	$1,017,576	$601,143	$127,059	$—	$(5,024)	$1,740,754
Direct operating expenses(1)	417,721	307,732	14,558	—	(1,927)	738,084
Selling, general and administrative expenses(2)	433,484	98,718	72,982	139,868	(3,097)	741,955
Segment Adjusted EBITDA(3)	$166,371	$194,693	$39,519	$(139,868)	$—	$260,715
Depreciation and amortization						(182,270)
Impairment charges						(5,407)
Other operating expense, net						(1,745)
Restructuring expenses						(45,068)
Share-based compensation expense						(16,289)
Operating income						$9,936

Segment Assets	$4,066,415	$606,412	$269,612	$439,578	$(2,700)	$5,379,317
Intersegment revenues	—	2,284	2,740	—	—	5,024
Capital expenditures	16,627	10,262	8,379	4,459	—	39,727

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2024
Revenue	$1,069,370	$524,582	$139,250	$—	$(5,072)	$1,728,130
Direct operating expenses(1)	428,882	275,574	14,381	—	(1,860)	716,977
Selling, general and administrative expenses(2)	459,043	89,011	77,325	134,162	(3,212)	756,329
Segment Adjusted EBITDA(3)	$181,445	$159,997	$47,544	$(134,162)	$—	$254,824
Depreciation and amortization						(209,518)
Impairment charges						(921,732)
Other operating expense, net						(1,088)
Restructuring expenses						(51,161)
Share-based compensation expense						(15,700)
Operating loss						$(944,375)

Segment Assets	$4,294,769	$592,648	$286,762	$597,598	$(2,609)	$5,769,168
Intersegment revenues	—	2,360	2,712	—	—	5,072
Capital expenditures	24,599	11,119	4,424	2,612	—	42,754
(1)Includes content, programming, and production costs as well as employee compensation, talent fees, event costs, and music license fees.
(2)Includes administrative employee compensation, sales commissions, trade and barter expense, and rent and utilities.
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

Management reviews Multiplatform Group's operations’ overall revenue as well as the revenue from each revenue stream including Broadcast Radio, Networks, and Sponsorship and Events. We periodically review and refine our selling structures in all regions and markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

Management also reviews Multiplatform Group's revenue by region and market size. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of audio advertising revenues in markets where such information is available, as well as our share of target demographics listening in an average quarter hour. This metric gauges how well our formats are attracting and retaining listeners.

Management monitors revenue generated through our programmatic ad-buying platform, and our data analytics advertising product, to measure the success of our enhanced marketing optimization tools. We have made significant investments so we can provide the same ad-buying experience that once was only available from digital-only companies and enable our clients to better understand how our assets can successfully reach their target audiences.

Management also monitors average advertising rates and cost per mille, the cost of every 1,000 advertisement impressions, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. In addition, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically priced the highest. Our price and yield information systems enable our station managers and sales teams to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions. Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

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

On July 4, 2025, the U.S. government enacted a sweeping tax and spending reform law known as the One Big Beautiful Bill Act ("OBBBA"), which builds upon and expands the provisions of the 2017 Tax Cuts and Jobs Act and introduces significant changes to the U.S. federal income tax system, effective beginning with the 2025 calendar year. Key provisions of the legislation include the restoration of 100% bonus depreciation, immediate expensing of domestic research and development costs under a new Section 174A, and the reinstatement of the EBITDA-based limitation for the deductibility of business interest under Section 163(j). These provisions were made permanent by the OBBBA.
We are currently assessing the impact of the new law on our consolidated financial statements, including the remeasurement of deferred tax assets and liabilities. At this time, we are unable to reasonably estimate the full financial effect of the legislation, but we expect significant reductions in our cash taxes paid.
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

Executive Summary

Consolidated revenues for the second quarter of 2025 increased due to a continued increase in demand for digital advertising, partially offset by lower spending on radio advertising as a result of continued uncertain market conditions.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $933.7 million increased $4.6 million, or 0.5%, during the quarter ended June 30, 2025 compared to Consolidated Revenue of $929.1 million in the prior year's second quarter.
•Multiplatform Group Revenue decreased $31.3 million, or 5.4%, and Segment Adjusted EBITDA decreased $7.9 million, or 7.6%, compared to the prior year's second quarter, respectively.
•Digital Audio Group Revenue increased $38.2 million, or 13.4%, and Segment Adjusted EBITDA increased $15.7 million, or 17.1%, compared to the prior year's second quarter, respectively.
•Audio & Media Services Group Revenue decreased $2.3 million, or 3.3%, and Segment Adjusted EBITDA decreased $0.1 million, or 0.5%, compared to the prior year's second quarter, respectively.
•Operating income of $35.4 million increased $945.0 million from an Operating loss of $909.7 million in the prior year’s second quarter primarily due non-cash impairment charges of $920.2 million recognized in the second quarter of 2024.
•Net loss of $84.0 million improved $898.0 million from $982.0 million in the prior year's second quarter.
•Cash flows provided by operating activities of $6.8 million decreased from cash flows provided by operating activities of $26.7 million in the prior year's second quarter.
•Adjusted EBITDA(1) of $156.1 million, increased $5.9 million from $150.2 million in the prior year's second quarter.
•Free cash flow(2) of $(13.2) million decreased from $5.6 million in the prior year's second quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,
	2025	2024
Revenue	$933,653	$929,092
Operating income (loss)	35,370	(909,667)
Net loss	(83,988)	(981,989)
Cash provided by operating activities	6,821	26,729

Adjusted EBITDA(1)	$156,127	$150,207
Free cash flow(2)	(13,176)	5,557
(1)For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable U.S. generally accepted accounting principles ("GAAP") measure, and to Net loss, please see "Reconciliation of Operating income (loss) to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2)For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free cash flow” in this MD&A.

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$933,653	$929,092	$1,740,754	$1,728,130
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	391,194	382,049	747,520	723,409
Selling, general and administrative expenses (excludes depreciation and amortization)	413,082	431,614	793,876	816,758
Depreciation and amortization	90,369	104,356	182,270	209,518
Impairment charges	2,552	920,224	5,407	921,732
Other operating expense	1,086	516	1,745	1,088
Operating income (loss)	35,370	(909,667)	9,936	(944,375)
Interest expense, net	100,894	95,577	201,280	191,092
Gain (loss) on investments, net	(901)	(412)	(19,495)	91,582
Equity in loss of nonconsolidated affiliates	(51)	(61)	(1)	(106)
Loss on extinguishment of debt	(263)	—	(1,460)	—
Other income (expense), net	1,004	(231)	1,041	(727)
Loss before income taxes	(65,735)	(1,005,948)	(211,259)	(1,044,718)
Income tax benefit (expense)	(18,253)	23,959	(153,612)	44,621
Net loss	(83,988)	(981,989)	(364,871)	(1,000,097)
Less amount attributable to noncontrolling interest	(508)	(331)	(167)	69
Net loss attributable to the Company	$(83,480)	$(981,658)	$(364,704)	$(1,000,166)

The table below presents the comparison of our revenue streams for the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Broadcast Radio	$395,789	$425,490	(7.0)%	$736,525	$784,828	(6.2)%
Networks	107,813	106,591	1.1%	207,276	208,642	(0.7)%
Sponsorship and Events	36,485	39,121	(6.7)%	65,106	66,950	(2.8)%
Other	4,511	4,705	(4.1)%	8,669	8,950	(3.1)%
Multiplatform Group	544,598	575,907	(5.4)%	1,017,576	1,069,370	(4.8)%
Digital, excluding Podcast	189,560	181,093	4.7%	350,811	329,437	6.5%
Podcast	134,296	104,521	28.5%	250,332	195,145	28.3%
Digital Audio Group	323,856	285,614	13.4%	601,143	524,582	14.6%
Audio & Media Services Group	67,736	70,082	(3.3)%	127,059	139,250	(8.8)%
Eliminations	(2,537)	(2,511)		(5,024)	(5,072)
Revenue, total	$933,653	$929,092	0.5%	$1,740,754	$1,728,130	0.7%

Consolidated results for the three and six months ended June 30, 2025 compared to the consolidated results for the three and six months ended June 30, 2024 were as follows:
Revenue
Consolidated revenue increased $4.6 million during the three months ended June 30, 2025 compared to the same period of 2024. Multiplatform Group revenue decreased $31.3 million, or 5.4%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions. Digital Audio Group revenue increased $38.2 million, or 13.4%, driven primarily by continuing increases in demand for digital advertising, including podcast advertising. Audio & Media Services revenue decreased $2.3 million, or 3.3%, primarily as a result of lower political revenues at Katz Media, as 2024 was a presidential election year, partially offset by an increase in digital advertising.
Consolidated revenue increased $12.6 million during the six months ended June 30, 2025 compared to the same period of 2024. Multiplatform Group revenue decreased $51.8 million, or 4.8%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions. Digital Audio Group revenue increased $76.6 million, or 14.6%, driven primarily by continuing increases in demand for digital advertising, including podcast advertising. Audio & Media Services revenue decreased $12.2 million, or 8.8%, primarily as a result of Katz Media revenue largely due to lower political revenues, as 2024 was a presidential election year, as well as nonrecurring contract termination fees earned by Katz Media in 2024, partially offset by an increase in digital advertising.
Direct Operating Expenses
Consolidated direct operating expenses increased $9.1 million, or 2.4%, and $24.1 million, or 3.3%, during the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024. The increase was primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in digital revenues, partially offset by a decrease in employee compensation cost in connection with modernization initiatives taken in 2024.
Selling, General and Administrative Expenses
Consolidated SG&A expenses decreased $18.5 million, or 4.3%, and $22.9 million, or 2.8%, during the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024. The decrease was driven primarily by a decrease in costs incurred in connection with executing on our cost savings initiatives, including decreased employee compensation cost due to our modernization initiatives and lower sales commissions related to the decline in broadcast revenue, partially offset by increases in non-cash trade and barter expense and employee benefit expense related to the reestablishment of the 401(k) match program during the first quarter of 2025.
Depreciation and Amortization
Depreciation and amortization decreased $14.0 million and $27.2 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024 primarily as a result of a lower fixed asset base due to lower levels of capital expenditures.
Impairment Charges
During the three and six months ended June 30, 2025, we recorded non-cash impairment charges of $2.6 million and $5.4 million, respectively, primarily related to changes in sublease assumptions for certain operating leases intended to be subleased.
During the three and six months ended June 30, 2024, we recorded non-cash impairment charges of $920.2 million and $921.7 million, respectively, primarily to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values. No impairment related to our indefinite-lived FCC licenses or goodwill was recorded during the three and six months ended June 30, 2025.
Interest Expense, net
Interest expense increased $5.3 million and $10.2 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024 primarily as a result of an increase in contractual interest rates in connection with the debt exchange transaction that closed in the fourth quarter of 2024.

Gain (Loss) On Investments, Net
During the three and six months ended June 30, 2025, we recognized losses on investments, net of $0.9 million and $19.5 million, respectively, related to declines in the value of our investments.
During the three months ended June 30, 2024, we recognized a loss on investments, net of $0.4 million related to declines in the value of our investments. During the six months ended June 30, 2024, we recognized a gain on investments, net of $91.6 million, related primarily due to the $101.4 million gain recognized on the sale of our investment in Broadcast Music, Inc. ("BMI") in the first quarter of 2024, partially offset by declines in the value of certain investments.
Income Tax Benefit (Expense)
The effective tax rates for the Company for the three months ended June 30, 2025 and 2024 were (27.8)% and 2.4%, respectively. The effective tax rates for the Company for the six months ended June 30, 2025 and 2024 were (72.7)% and 4.3%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods. The 2024 effective tax rates were also impacted by impairment charges to non-deductible goodwill recorded during the second quarter of 2024.
Net Loss Attributable to the Company
Net loss attributable to the Company improved $898.2 million to $83.5 million during the three months ended June 30, 2025 compared to $981.7 million during the three months ended June 30, 2024, primarily due to the non-cash impairment charges of $920.2 million recognized in 2024.
Net loss attributable to the Company improved $635.5 million to $364.7 million during the six months ended June 30, 2025 compared to $1,000.2 million during the six months ended June 30, 2024. The improvement was primarily due to the non-cash impairment charges of $921.7 million recognized in the second quarter of 2024, partially offset by the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024.
Multiplatform Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$544,598	$575,907	(5.4)%	$1,017,576	$1,069,370	(4.8)%
Operating expenses(1)	448,234	471,644	(5.0)%	851,205	887,925	(4.1)%
Segment Adjusted EBITDA	$96,364	$104,263	(7.6)%	$166,371	$181,445	(8.3)%
Segment Adjusted EBITDA margin	17.7%	18.1%		16.3%	17.0%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three months
Revenue from our Multiplatform Group decreased $31.3 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions. Broadcast revenue decreased $29.7 million, or 7.0%, year-over-year, driven by lower spot revenue. Networks increased $1.2 million, or 1.1%, year-over-year. Revenue from Sponsorship and Events decreased $2.6 million, or 6.7%, year-over-year.
Operating expenses decreased $23.4 million, driven primarily by a decrease in employee compensation cost due to our modernization initiatives, as well as lower sales commissions related to the decline in broadcast revenue, partially offset by an increase in non-cash trade and barter expense.

Six months
Revenue from our Multiplatform Group decreased $51.8 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions, as well as lower political revenues as 2024 was a presidential election year. Broadcast revenue decreased $48.3 million, or 6.2%, year-over-year, driven by lower spot revenue. Networks decreased $1.4 million, or 0.7%, year-over-year. Revenue from Sponsorship and Events decreased $1.8 million, or 2.8%, year-over-year.
Operating expenses decreased $36.7 million, driven primarily by a decrease in employee compensation cost due to our modernization initiatives, as well as lower sales commissions related to the decline in broadcast revenue, partially offset by an increase in non-cash trade and barter expense.

Digital Audio Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$323,856	$285,614	13.4%	$601,143	$524,582	14.6%
Operating expenses(1)	216,246	193,744	11.6%	406,450	364,585	11.5%
Segment Adjusted EBITDA	$107,610	$91,870	17.1%	$194,693	$159,997	21.7%
Segment Adjusted EBITDA margin	33.2%	32.2%		32.4%	30.5%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three months
Revenue from our Digital Audio Group increased $38.2 million compared to the prior year, driven by Podcast revenue which increased by $29.8 million, or 28.5% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $8.5 million, or 4.7% year-over-year, primarily due to an increase in demand for digital advertising.
Operating expenses increased $22.5 million, primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in revenues.
Six months
Revenue from our Digital Audio Group increased $76.6 million compared to the prior year, driven by Podcast revenue which increased by $55.2 million, or 28.3% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $21.4 million, or 6.5% year-over-year, primarily due to an increase in demand for digital advertising.
Operating expenses increased $41.9 million, primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in revenues.
Audio & Media Services Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$67,736	$70,082	(3.3)%	$127,059	$139,250	(8.8)%
Operating expenses(1)	44,015	46,233	(4.8)%	87,540	91,706	(4.5)%
Segment Adjusted EBITDA	$23,721	$23,849	(0.5)%	$39,519	$47,544	(16.9)%
Segment Adjusted EBITDA margin	35.0%	34.0%		31.1%	34.1%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three months
Revenue from our Audio & Media Services Group decreased $2.3 million compared to the prior year period primarily due to a decrease in broadcast advertising in connection with uncertain market conditions, as well as lower political revenues as 2024 was a presidential election year, partially offset by increased demand for digital advertising.
Operating expenses decreased $2.2 million primarily due to a decrease in employee compensation cost due to our modernization initiatives.
Six months
Revenue from our Audio & Media Services Group decreased $12.2 million compared to the prior year period primarily due to contract termination fees earned by Katz Media in the first quarter of 2024, a decrease in broadcast advertising in connection with uncertain market conditions, as well as lower political revenues as 2024 was a presidential election year, partially offset by increased demand for digital advertising.
Operating expenses decreased $4.2 million primarily due to a decrease in employee compensation cost due to our modernization initiatives.
Reconciliation of Operating income (loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income (loss)	$35,370	$(909,667)	$9,936	$(944,375)
Depreciation and amortization	90,369	104,356	182,270	209,518
Impairment charges	2,552	920,224	5,407	921,732
Other operating expense	1,086	516	1,745	1,088
Restructuring expenses	19,490	27,558	45,068	51,161
Share-based compensation expense	7,260	7,220	16,289	15,700
Adjusted EBITDA(1)	$156,127	$150,207	$260,715	$254,824

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(83,988)	$(981,989)	$(364,871)	$(1,000,097)
Income tax (benefit) expense	18,253	(23,959)	153,612	(44,621)
Interest expense, net	100,894	95,577	201,280	191,092
Depreciation and amortization	90,369	104,356	182,270	209,518
EBITDA	$125,528	$(806,015)	$172,291	$(644,108)
(Gain) loss on investments, net	901	412	19,495	(91,582)
Loss on extinguishment of debt	263	—	1,460	—
Other (income) expense, net	(1,004)	231	(1,041)	727
Equity in loss of nonconsolidated affiliates	51	61	1	106
Impairment charges	2,552	920,224	5,407	921,732
Other operating expense	1,086	516	1,745	1,088
Restructuring expenses	19,490	27,558	45,068	51,161
Share-based compensation expense	7,260	7,220	16,289	15,700
Adjusted EBITDA(1)	$156,127	$150,207	$260,715	$254,824
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Loss on extinguishment of debt, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, Impairment charges, Other operating expense, Restructuring expenses and Share-based compensation expense. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating income (loss). We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating income (loss) or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash provided by (used for) operating activities	$6,821	$26,729	$(54,123)	$(32,548)
Purchases of property, plant and equipment	(19,997)	(21,172)	(39,727)	(42,754)
Free cash flow(1)	$(13,176)	$5,557	$(93,850)	$(75,302)
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

Share-based compensation expenses are recorded in SG&A expenses and were $7.3 million and $7.2 million for the three months ended June 30, 2025 and 2024, respectively, and $16.3 million and $15.7 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $21.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.8 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Six Months Ended June 30,
	2025	2024
Cash provided by (used for):
Operating activities	$(54,123)	$(32,548)
Investing activities	(40,648)	55,871
Financing activities	70,681	(4,816)
Free Cash Flow(1)	(93,850)	(75,302)
(1)For a definition of Free Cash Flow and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $54.1 million during the six months ended June 30, 2025 compared to $32.5 million during the six months ended June 30, 2024. The increase was primarily due to the timing of receivable collections and the timing of the payment of payables, partially offset by the timing of interest payments as accrued interest was paid in the fourth quarter of 2024 upon closing of the debt exchange transaction that would have been paid in 2025 under the old debt terms.

Investing Activities
Cash used for investing activities of $40.6 million during the six months ended June 30, 2025 primarily reflects $39.7 million in cash used for capital expenditures. For capital expenditures, we spent $16.6 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $10.3 million in our Digital Audio Group segment primarily related to IT infrastructure, $8.4 million in our Audio & Media Services Group segment, primarily related to software, and $4.4 million in Corporate primarily related to equipment and software purchases.

Cash provided by investing activities of $55.9 million during the six months ended June 30, 2024 primarily reflects $101.4 million of proceeds received from the sale of our investment in BMI, partially offset by $42.8 million in cash used for capital expenditures. For capital expenditures, we spent $24.6 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $11.1 million in our Digital Audio Group segment primarily related to IT infrastructure, $4.5 million in our Audio & Media Services Group segment, primarily related to software, and $2.6 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash provided by financing activities totaled $70.7 million during the six months ended June 30, 2025 primarily due to the $100.0 million borrowed under the $450.0 million ABL Facility (defined below), partially offset by the quarterly amortization payments on the Term Loans due 2029 and payments reducing our debt premium recorded in connection with the debt exchange transaction completed in the fourth quarter of 2024.

Cash used for financing activities totaled $4.8 million during the six months ended June 30, 2024 primarily due to distributions to noncontrolling interest holders.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $235.9 million as of June 30, 2025, and cash flows from operations. During the three months ended June 30, 2025, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $100.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds remain available to support working capital requirements and general corporate purposes. As of June 30, 2025, the ABL Facility had a borrowing base of $425.0 million, and $34.3 million of outstanding letters of credit, resulting in $290.8 million available for borrowing following the $100.0 million of outstanding borrowings. Our total available liquidity1 as of June 30, 2025 was $526.7 million.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact our revenues and cash flows. For the six months ended June 30, 2025, our consolidated revenues increased compared to the six months ended June 30, 2024 primarily due to revenue growth in our Digital Audio Group, partially offset by lower revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of this MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2025 will be to fund fluctuations in working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at June 30, 2025, we anticipate cash payments to service our debt of approximately $238.4 million in the remainder of 2025. These debt service cash payments include interest, quarterly term loan amortization payments and payments related to the debt premium. The increase in payments is primarily due to quarterly term loan amortization payments, as well as to an increase in interest rates in connection with the debt exchange transaction that closed in the fourth quarter of 2024. Future increases in interest rates could have a significant impact on our cash interest payments.

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

Summary Debt Capital Structure
As of June 30, 2025 and December 31, 2024, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	June 30, 2025	December 31, 2024
Asset-based Revolving Credit Facility due 2027(1)	$100,000	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(2)	2,134,995	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt	4,371	5,008
Long-term debt fees	(8,109)	(8,974)
Debt Premium(3)	266,302	289,752
Total Debt	$5,137,518	$5,071,469
Less: Debt Premium	266,302	289,752
Less: Cash and cash equivalents	235,932	259,580
Net Debt(4)	$4,635,284	$4,522,137

(1)On May 22, 2025, iHeartCommunications borrowed $100.0 million under the ABL Facility, the proceeds of which were recorded as cash on the Balance Sheet as of June 30, 2025.
(2)Quarterly amortization payments of $5.4 million (equal to 0.25% of the original principal amount) are required per the terms of the Term Loan Facility due 2029.
(3)The difference between the carrying value of the exchanged 5.25% Senior Notes, 4.75% Senior Secured Notes, and 8.375% Senior Unsecured Notes and the principal amount of the 7.75% First Lien Notes due 2030, 7.00% First Lien Notes due 2031 and the 10.875% Second Lien Notes due 2030 was recorded as debt premium and will be reduced as contractual interest payments are made.
(4)Net Debt is a non-GAAP financial metric that is used by management and investors to assess our ability to meet financial obligations.

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of June 30, 2025, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended June 30, 2025. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of June 30, 2025, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2025, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of June 30, 2025, we were in compliance with all covenants related to our debt agreements.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2025, approximately 46% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the six months ended June 30, 2025 would have changed by $11.3 million.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation, interest rates and potential recessionary indicators, anticipated income tax benefits from the OBBBA, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, benefits of acquisitions and dispositions, our expectations about certain markets and businesses, our expectations regarding the seasonality of our business, expected cash interest payments, future impairment charges and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended June 30, 2025.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our Class A common stock made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	12,536	$1.26	—	$—
May 1 through May 31	461,142	1.25	—	—
June 1 through June 30	757	1.50	—	—
Total	474,435	$1.25	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2025 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

IHEARTMEDIA, INC.

Date:	August 11, 2025	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Executive Vice President – Finance, Deputy Chief Financial Officer and Head of Investor Relations
(Principal Accounting Officer and Authorized Officer)