Form 10-Q
period 2025-09-30
iHeartMedia, Inc.
filed 2025-11-10
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2025
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	128,971,188
Class B Common Stock, $.001 par value	21,187,332

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$192,239	$259,580
Accounts receivable, net of allowance of $31,644 in 2025 and $36,552 in 2024	845,827	993,328
Prepaid expenses	216,229	97,332
Other current assets	100,105	11,602
Total Current Assets	1,354,400	1,361,842
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	436,514	489,843
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	601,440	809,928
Other intangibles, net	766,492	927,582
Goodwill	1,105,493	1,105,156
OTHER ASSETS
Operating lease right-of-use assets	634,329	668,165
Other assets	189,896	209,180
Total Assets	$5,088,564	$5,571,696
CURRENT LIABILITIES
Accounts payable	$218,516	$253,264
Current operating lease liabilities	67,177	69,516
Accrued expenses	281,138	348,119
Accrued interest	57,696	22,535
Deferred revenue	154,052	154,345
Current portion of long-term debt	73,708	22,501
Total Current Liabilities	852,287	870,280
Long-term debt	5,046,626	5,048,968
Noncurrent operating lease liabilities	682,797	716,586
Deferred income taxes	83,899	102,898
Other long-term liabilities	211,662	204,744
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	4,373	5,289
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, issued and outstanding 131,322,727 and 127,474,033 shares in 2025 and 2024, respectively	132	128
Class B Common Stock, par value $0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,187,332 and 21,285,914 shares in 2025 and 2024, respectively	21	21
Special Warrants, 5,039,301 and 5,039,323 issued and outstanding in each of 2025 and 2024, respectively	—	—
Additional paid-in capital	2,991,809	2,975,703
Accumulated deficit	(4,771,051)	(4,340,083)
Accumulated other comprehensive loss	(1,791)	(1,885)
Cost of shares (2,359,021 in 2025 and 1,587,031 in 2024) held in treasury	(12,200)	(10,953)
Total Stockholders' Deficit	(1,788,707)	(1,371,780)
Total Liabilities and Stockholders' Deficit	$5,088,564	$5,571,696
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$997,010	$1,008,133	$2,737,764	$2,736,263
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	399,140	409,745	1,146,660	1,133,154
Selling, general and administrative expenses (excludes depreciation and amortization)	414,424	418,833	1,208,300	1,235,591
Depreciation and amortization	90,061	101,331	272,331	310,849
Impairment charges	208,501	412	213,908	922,144
Other operating expense	1,161	1,092	2,906	2,180
Operating income (loss)	(116,277)	76,720	(106,341)	(867,655)
Interest expense, net	101,779	95,715	303,059	286,807
Gain (loss) on investments, net	(13,203)	(103)	(32,698)	91,479
Equity in earnings (loss) of nonconsolidated affiliates	13	(2,587)	12	(2,693)
Loss on extinguishment of debt	(109)	—	(1,569)	—
Other income (expense), net	(15)	1,195	1,026	468
Loss before income taxes	(231,370)	(20,490)	(442,629)	(1,065,208)
Income tax benefit (expense)	165,609	(20,835)	11,997	23,786
Net loss	(65,761)	(41,325)	(430,632)	(1,041,422)
Less amount attributable to noncontrolling interest	503	(60)	336	9
Net loss attributable to the Company	$(66,264)	$(41,265)	$(430,968)	$(1,041,431)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(287)	262	94	(206)
Other comprehensive income (loss), net of tax	(287)	262	94	(206)
Comprehensive loss	(66,551)	(41,003)	(430,874)	(1,041,637)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(66,551)	$(41,003)	$(430,874)	$(1,041,637)

Net loss attributable to the Company per common share:
Basic	$(0.43)	$(0.27)	$(2.80)	$(6.90)
Weighted average common shares outstanding - Basic	155,187	151,990	153,991	150,978
Diluted	$(0.43)	$(0.27)	$(2.80)	$(6.90)
Weighted average common shares outstanding - Diluted	155,187	151,990	153,991	150,978

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2025	131,307,592	21,187,567	5,039,323	$4,254	$152	$2,987,825	$(4,704,787)	$(1,504)	$(12,189)	$(1,726,249)
Net income (loss)				503	—	—	(66,264)	—	—	(65,761)
Vesting of restricted stock and other	14,878			—	1	(1)	—	—	(11)	(11)
Share-based compensation				—	—	3,985	—	—	—	3,985
Dividend declared and paid to noncontrolling interests				(384)	—	—	—	—	—	(384)
Conversion of Special Warrants to Class A or Class B Shares		22	(22)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	257	(257)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(287)	—	(287)
Balances at September 30, 2025	131,322,727	21,187,332	5,039,301	$4,373	$153	$2,991,809	$(4,771,051)	$(1,791)	$(12,200)	$(1,788,707)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2024	126,905,933	21,344,390	5,043,307	$5,683	$148	$2,962,275	$(4,330,308)	$(1,596)	$(10,845)	$(1,374,643)
Net loss				(60)	—	—	(41,265)	—	—	(41,325)
Vesting of restricted stock and other	376,332			—	1	(1)	—	—	(67)	(67)
Share-based compensation				—	—	6,739	—	—	—	6,739
Dividend declared and paid to noncontrolling interests				(387)	—	—	—	—	—	(387)
Conversion of Special Warrants to Class A and Class B Shares	3,984		(3,984)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	58,476	(58,476)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	262	—	262
Balances at September 30, 2024	127,344,725	21,285,914	5,039,323	$5,236	$149	$2,969,013	$(4,371,573)	$(1,334)	$(10,912)	$(1,409,421)
(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2025, or 2024.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)
Net income (loss)				336	—	—	(430,968)	—	—	(430,632)
Vesting of restricted stock and other	3,750,090			—	4	(4)	—	—	(1,247)	(1,247)
Share-based compensation				—	—	16,110	—	—	—	16,110
Dividends declared and paid to noncontrolling interests				(1,252)	—	—	—	—	—	(1,252)
Conversion of Special Warrants to Class A and Class B Shares		22	(22)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	98,604	(98,604)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	94	—	94
Balances at September 30, 2025	131,322,727	21,187,332	5,039,301	$4,373	$153	$2,991,809	$(4,771,051)	$(1,791)	$(12,200)	$(1,788,707)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				9	—	—	(1,041,431)	—	—	(1,041,422)
Vesting of restricted stock and other	2,921,441			—	3	(3)	—	—	(785)	(785)
Share-based compensation				—	—	21,920	—	—	—	21,920
Dividends declared and paid to noncontrolling interests				(4,170)	—	—	—	—	—	(4,170)
Conversion of Special Warrants to Class A and Class B Shares	62,547		(62,547)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	61,449	(61,449)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(206)	—	(206)
Balances at September 30, 2024	127,344,725	21,285,914	5,039,323	$5,236	$149	$2,969,013	$(4,371,573)	$(1,334)	$(10,912)	$(1,409,421)

(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2025, or 2024, or 2023.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(430,632)	$(1,041,422)
Reconciling items:
Impairment charges	213,908	922,144
Depreciation and amortization	272,331	310,849
Deferred taxes	(18,996)	(67,239)
Provision for doubtful accounts	15,752	13,774
Amortization of deferred financing charges and note discounts, net	2,249	5,247
Share-based compensation	16,110	21,920
Loss on disposal of operating and other assets	2,150	1,090
(Gain) Loss on investments	32,698	(91,479)
Equity in (income) loss of nonconsolidated subsidiaries	(12)	2,693
Barter and trade income	(31,546)	(28,779)
Other reconciling items, net	(808)	273
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	129,994	128,433
Increase in prepaid & other current assets	(158,420)	(46,938)
(Increase) Decrease in other long-term assets	(17)	347
Increase (Decrease) in accounts payable	(28,797)	4,229
Decrease in accrued expenses	(123,803)	(57,051)
Increase (Decrease) in accrued interest	26,274	(10,451)
Increase in deferred revenue	10,863	2,048
Increase in other long-term liabilities	7,030	529
Cash provided by (used for) operating activities	(63,672)	70,217
Cash flows from investing activities:
Purchases of property, plant and equipment	(62,993)	(72,174)
Proceeds from sale of investment securities	1,656	101,756
Change in other, net	3,461	(6,065)
Cash provided by (used for) investing activities	(57,876)	23,517
Cash flows from financing activities:
Proceeds from credit facilities	100,000	—
Payments on long-term debt	(43,555)	(586)
Dividends and other payments to noncontrolling interests	(1,252)	(4,170)
Change in other, net	(1,299)	(3,687)
Cash provided by (used for) financing activities	53,894	(8,443)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	313	91
Net increase (decrease) in cash, cash equivalents and restricted cash	(67,341)	85,382
Cash, cash equivalents and restricted cash at beginning of period	259,580	346,382
Cash, cash equivalents and restricted cash at end of period	$192,239	$431,764
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$278,448	$301,900
Cash paid for income taxes	33,023	3,675
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
The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling interest or is the primary beneficiary. Investments in companies which the Company does not control but exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All intercompany transactions are eliminated in the consolidation process.
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
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including Federal Communication Commission ("FCC") licenses, as of July 1 of each year. As a result of the 2025 annual testing, the Company recognized a non-cash impairment charge of $208.5 million on its FCC licenses as of September 30, 2025. During 2024, the Company performed interim impairment testing which resulted in a non-cash impairment charge of $304.1 million on its FCC licenses as of June 30, 2024.
The annual impairment test for each reporting unit's goodwill resulted in no impairment charges as of September 30, 2025. The interim impairment testing as of June 30, 2024 resulted in a non-cash impairment charge of $616.1 million to reduce the Company's goodwill balance.
During the nine months ended September 30, 2025, iHeartCommunications borrowed $100.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds are available to support working capital requirements and general corporate purposes. As of September 30, 2025, the ABL Facility had a facility size of $450.0 million, resulting in $317.5 million available for borrowing after considering the $100.0 million of outstanding borrowings and the $32.5 million of outstanding letters of credit.
As of September 30, 2025, the Company had approximately $192.2 million in cash and cash equivalents, and total available liquidity was $509.8 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2025 presentation.
Restricted Cash
As of September 30, 2025 and December 31, 2024, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
Certain Relationships and Related Party Transactions
From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have had a material impact on the Company.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company will adopt this standard beginning with the 2025 annual period on a retrospective basis and is currently evaluating the impact of this standard on our annual disclosures.
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

In September 2025, the FASB issued Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which modernizes the accounting guidance for internal-use software costs. The amendments of ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard on our financial statements, including timing and method of adoption.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended September 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$427,024	$—	$—	$—	$427,024
Networks(2)	114,273	—	—	—	114,273
Sponsorship and Events(3)	45,504	—	—	—	45,504
Digital, excluding Podcast(4)	—	202,018	—	(1,128)	200,890
Podcast(5)	—	139,673	—	—	139,673
Audio & Media Services(6)	—	—	66,605	(1,365)	65,240
Other(7)	4,140	—	—	—	4,140
Total	590,941	341,691	66,605	(2,493)	996,744
Revenue from leases(8)	266	—	—	—	266
Revenue, total	$591,207	$341,691	$66,605	$(2,493)	$997,010

Three Months Ended September 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$448,808	$—	$—	$—	$448,808
Networks(2)	115,310	—	—	—	115,310
Sponsorship and Events(3)	50,329	—	—	—	50,329
Digital, excluding Podcast(4)	—	186,996	—	(1,189)	185,807
Podcast(5)	—	114,045	—	—	114,045
Audio & Media Services(6)	—	—	90,050	(1,313)	88,737
Other(7)	4,978	—	—	—	4,978
Total	619,425	301,041	90,050	(2,502)	1,008,014
Revenue from leases(8)	119	—	—	—	119
Revenue, total	$619,544	$301,041	$90,050	$(2,502)	$1,008,133

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Nine Months Ended September 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$1,163,549	$—	$—	$—	$1,163,549
Networks(2)	321,549	—	—	—	321,549
Sponsorship and Events(3)	110,610	—	—	—	110,610
Digital, excluding Podcast(4)	—	552,829	—	(3,412)	549,417
Podcast(5)	—	390,005	—	—	390,005
Audio & Media Services(6)	—	—	193,664	(4,105)	189,559
Other(7)	12,627	—	—	—	12,627
Total	1,608,335	942,834	193,664	(7,517)	2,737,316
Revenue from leases(8)	448	—	—	—	448
Revenue, total	$1,608,783	$942,834	$193,664	$(7,517)	$2,737,764

Nine Months Ended September 30, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$1,233,636	$—	$—	$—	$1,233,636
Networks(2)	323,952	—	—	—	323,952
Sponsorship and Events(3)	117,279	—	—	—	117,279
Digital, excluding Podcast(4)	—	516,433	—	(3,549)	512,884
Podcast(5)	—	309,190	—	—	309,190
Audio & Media Services(6)	—	—	229,300	(4,025)	225,275
Other(7)	13,503	—	—	—	13,503
Total	1,688,370	825,623	229,300	(7,574)	2,735,719
Revenue from leases(8)	544	—	—	—	544
Revenue, total	$1,688,914	$825,623	$229,300	$(7,574)	$2,736,263
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Trade and barter revenues	$131,528	$87,768	$256,888	$198,350
Trade and barter expenses	68,215	67,243	166,778	159,210

In addition to the trade and barter revenue in the table above, the Company recognized $13.7 million and $13.3 million during the three months ended September 30, 2025 and 2024, respectively, and $31.5 million and $28.8 million during the nine months ended September 30, 2025, and 2024, respectively, in connection with investments made in companies in exchange for advertising services.

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Deferred revenue from contracts with customers:
Beginning balance(1)	$195,763	$181,883	$173,766	$181,899
Revenue recognized, included in beginning balance	(70,328)	(63,013)	(117,940)	(115,463)
Additions, net of revenue recognized during period, and other	44,172	64,627	113,781	117,061
Ending balance	$169,607	$183,497	$169,607	$183,497
(1)Deferred revenue from contracts with customers is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2025, the Company expects to recognize $219.2 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2025, the Company recognized non-cash impairment charges of $5.4 million due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint. There were no lease impairments recognized during the three months ended September 30, 2025.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$108,908	$112,468
Lease liabilities arising from obtaining right-of-use assets(1)	20,166	15,542
(1)Lease liabilities from obtaining right-of-use assets include new leases entered into during the nine months ended September 30, 2025 and 2024, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $14.7 million and $16.2 million for the three months ended September 30, 2025 and 2024, respectively. The non-cash operating lease expense was $47.6 million and $47.7 million for the nine months ended September 30, 2025 and 2024, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	September 30, 2025	December 31, 2024
Land, buildings and improvements	$332,846	$335,502
Towers, transmitters and studio equipment	213,707	207,349
Computer equipment and software	716,932	741,259
Furniture and other equipment	54,075	54,108
Construction in progress	22,573	12,186
	1,340,133	1,350,404
Less: accumulated depreciation	903,619	860,561
Property, plant and equipment, net	$436,514	$489,843
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment.
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including FCC licenses, as of July 1 of each year. In addition, the Company tests for impairment of other intangible assets whenever events and circumstances indicate that such assets might be impaired. As discussed in Note 1, Basis of Presentation, macroeconomic uncertainty, including persistent inflation and elevated interest rates, has contributed to slowing broadcast revenue growth and declines in margins. These factors have negatively impacted the key assumptions used in the discounted cash flow models which are utilized to value our FCC licenses, particularly the industry profit margins used in estimating the market profitability.

The Company's FCC licenses are valued using a combination of direct and market valuation approaches. Key assumptions in the direct valuation approach include market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs, and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. The Company obtained the most recent broadcast radio industry revenue projections for use in the valuation model, as well as various other sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on the Company's FCC licenses as of July 1, 2025.

FCC licenses valued using a market approach estimate the fair value by referencing recent transactions involving comparable spectrum assets. This method considers observable market data, adjusted for differences in signal strength and market size.

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on the Company's testing, the estimated fair values of its FCC licenses were below their carrying values. As a result, the Company recognized a non-cash impairment charge of $208.5 million on its FCC licenses as of September 30, 2025. During the nine months ended September 30, 2024, the Company performed interim impairment testing which resulted in the recognition of a non-cash impairment charge of $304.1 million on its FCC licenses.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,623	$(1,069,848)	$1,652,623	$(967,377)
Talent and other contracts	338,900	(277,410)	338,900	(245,909)
Trademarks and tradenames	335,912	(215,937)	335,912	(190,450)
Other	18,003	(15,751)	18,003	(14,120)
Total	$2,345,438	$(1,578,946)	$2,345,438	$(1,417,856)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended September 30, 2025 and 2024 was $53.7 million and $61.2 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the nine months ended September 30, 2025 and 2024 was $161.1 million and $184.3 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2026	$201,563
2027	176,171
2028	160,395
2029	121,622
2030	16,430

Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2024(1)	$731,501	$311,353	$62,302	$1,105,156
Foreign currency	—	—	337	337
Balance as of September 30, 2025	$731,501	$311,353	$62,639	$1,105,493
(1)Beginning goodwill balance is presented net of prior accumulated impairment losses of $2.0 billion related to our Multiplatform Group, $439.4 million related to our Digital Audio Group and $41.6 million related to our Audio & Media Services Group.
Goodwill Impairment Assessment
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

Based on the Company's impairment test as of July 1, 2025, it determined that the estimated fair values of all of its reporting units exceeded their carrying values, including goodwill. Therefore, no impairment of goodwill was recorded. During the nine months ended September 30, 2024, the Company performed interim impairment testing which resulted in the recognition of a non-cash impairment charge of $616.1 million to reduce the Company's goodwill balance.

While the Company believes it has made reasonable estimates and utilized reasonable assumptions to calculate the fair values of its indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the magnitude of the impact of current market conditions, as well as the timing of any recovery. If the Company's actual results are not consistent with its estimates, the Company could be exposed to future impairment losses that could be material to its results of operations.

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Asset-based Revolving Credit Facility due 2027(1)	$100,000	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(2)	2,129,631	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other secured subsidiary debt	4,094	5,008
Long-term debt fees	(7,667)	(8,974)
Debt Premium(3)	254,317	289,752
Total Debt	5,120,334	5,071,469
Less: Current portion	73,708	22,501
Total long-term debt	$5,046,626	$5,048,968
(1)On May 22, 2025, iHeartCommunications borrowed $100.0 million under the ABL Facility, the proceeds of which were recorded as cash on the Balance Sheet as of September 30, 2025.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s weighted average interest rate was 9.2% and 9.4% as of September 30, 2025 and December 31, 2024, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.1 billion as of both September 30, 2025 and December 31, 2024. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of September 30, 2025, the Company was in compliance with all covenants related to our debt agreements.

Surety Bonds and Letters of Credit
As of September 30, 2025, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $9.4 million and $32.5 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

The Company has recorded the impacts of the new OBBBA tax provisions in its financial statements for the period ended September 30, 2025. The primary impacts of the legislation were increased tax amortization, depreciation, research and development expenses, and interest deductions in 2025. As a result of these increased tax deductions, the Company now expects a reduction in its tax payments in current and future years. Additionally, the Company recorded a reduction in its valuation allowance against certain deferred tax assets for the effects of the OBBBA tax provisions in the current period. The income tax benefit associated with the change in valuation allowance increased the Company's effective tax rate as described below.

The Company’s income tax benefit (expense) consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current tax benefit (expense)	$4,014	$(23,066)	$(6,999)	$(43,453)
Deferred tax benefit	161,595	2,231	18,996	67,239
Income tax benefit (expense)	$165,609	$(20,835)	$11,997	$23,786

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effective tax rates for the three months ended September 30, 2025 and 2024 were 71.6% and (101.7)%, respectively. The three month effective tax rate for the period ended September 30, 2025 was primarily impacted by the reduction in valuation allowances recorded during the period due to the enactment of the OBBBA tax provision. This impact was offset by an increase in valuation allowance recorded against certain deferred tax assets arising in the current year, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods which was also the primary driver to the effective tax rate for the three months ended September 30, 2024. The deferred tax benefit in 2025 primarily related to the FCC license impairment charges recorded during the third quarter as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, as well as the net change in valuation allowance during the period. The deferred benefit was partially offset by deferred tax expense recorded for accelerated deductions primarily related to previously capitalized research and development costs under the OBBBA tax provision passed in July 2025.

The effective tax rates for the nine months ended September 30, 2025 and 2024 were 2.7% and 2.2%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods. In 2025, these tax expenses were partially offset by the reduction in valuation allowance during the period ended September 30, 2025 due to the enactment of the OBBBA tax provisions discussed above. The deferred tax benefits primarily related to the FCC license impairment charges recorded during the third quarter of 2025 and the second quarter of 2024 as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, as well as disallowed interest expense. The deferred benefit was partially offset by deferred tax expense recorded for the net change in valuation allowance against certain deferred tax assets, as well as accelerated deductions primarily related to previously capitalized research and development costs under the OBBBA tax provision passed in July 2025.

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
The following table presents the Company's total share-based compensation expense by award type:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$4,817	$5,636	$14,162	$15,647
Performance RSUs	6,796	2,150	13,542	6,351
Options	—	477	198	1,965
Total Share-Based Compensation Expense(1)	$11,613	$8,263	$27,902	$23,963
(1)Total share-based compensation expense includes $7.6 million and $11.8 million of expense from cash settled awards for the three and nine months ended September 30, 2025, respectively. Total share-based compensation expense includes $1.5 million and $2.0 million of expense from cash settled awards for the three and nine months ended September 30, 2024.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2025, there was $17.6 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.6 years and assumes Performance RSUs that have not reached their measurement dates will be fully earned at target.
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

Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NUMERATOR:
Net loss attributable to the Company – common shares	$(66,264)	$(41,265)	$(430,968)	$(1,041,431)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	155,187	151,990	153,991	150,978
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	155,187	151,990	153,991	150,978

Net loss attributable to the Company per common share:
Basic	$(0.43)	$(0.27)	$(2.80)	$(6.90)
Diluted	(0.43)	(0.27)	(2.80)	(6.90)
(1)All of the outstanding Class B common stock and Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and nine months ended September 30, 2025 and 2024.
(2)Outstanding equity service awards representing 10.6 million and 14.8 million shares of Class A common stock of the Company for the three months ended September 30, 2025 and 2024, respectively, and 13.3 million and 15.2 million shares of Class A common stock for the nine months ended September 30, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2025
Revenue	$591,207	$341,691	$66,605	$—	$(2,493)	$997,010
Direct operating expenses(1)	236,361	153,385	7,443	—	(957)	396,232
Selling, general and administrative expenses(2)	235,694	58,000	36,577	67,289	(1,536)	396,024
Segment Adjusted EBITDA(3)	$119,152	$130,306	$22,585	$(67,289)	$—	$204,754
Depreciation and amortization						(90,061)
Impairment charges						(208,501)
Other operating expense, net						(1,161)
Restructuring expenses						(9,695)
Share-based compensation expense						(11,613)
Operating loss						$(116,277)

Segment Assets	$3,817,072	$615,099	$260,378	$397,365	$(1,350)	$5,088,564
Intersegment revenues	—	1,128	1,365	—	—	2,493
Capital expenditures	11,547	4,748	4,812	2,159	—	23,266

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2024
Revenue	$619,544	$301,041	$90,050	$—	$(2,502)	$1,008,133
Direct operating expenses(1)	244,905	153,273	7,509	—	(915)	404,772
Selling, general and administrative expenses(2)	244,767	47,762	38,132	69,702	(1,587)	398,776
Segment Adjusted EBITDA(3)	$129,872	$100,006	$44,409	$(69,702)	$—	$204,585
Depreciation and amortization						(101,331)
Impairment charges						(412)
Other operating expense, net						(1,092)
Restructuring expenses						(16,767)
Share-based compensation expense						(8,263)
Operating income						$76,720

Segment Assets	$4,221,199	$599,265	$288,340	$671,519	$(1,313)	$5,779,010
Intersegment revenues	—	1,189	1,313	—	—	2,502
Capital expenditures	13,615	5,924	1,376	8,505	—	29,420

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2025
Revenue	$1,608,783	$942,834	$193,664	$—	$(7,517)	$2,737,764
Direct operating expenses(1)	654,082	461,117	22,001	—	(2,884)	1,134,316
Selling, general and administrative expenses(2)	669,178	156,718	109,559	207,157	(4,633)	1,137,979
Segment Adjusted EBITDA(3)	$285,523	$324,999	$62,104	$(207,157)	$—	$465,469
Depreciation and amortization						(272,331)
Impairment charges						(213,908)
Other operating expense, net						(2,906)
Restructuring expenses						(54,763)
Share-based compensation expense						(27,902)
Operating loss						$(106,341)

Segment Assets	$3,817,072	$615,099	$260,378	$397,365	$(1,350)	$5,088,564
Intersegment revenues	—	3,412	4,105	—	—	7,517
Capital expenditures	28,174	15,010	13,191	6,618	—	62,993

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2024
Revenue	$1,688,914	$825,623	$229,300	$—	$(7,574)	$2,736,263
Direct operating expenses(1)	673,787	428,847	21,890	—	(2,775)	1,121,749
Selling, general and administrative expenses(2)	703,810	136,773	115,457	203,864	(4,799)	1,155,105
Segment Adjusted EBITDA(3)	$311,317	$260,003	$91,953	$(203,864)	$—	$459,409
Depreciation and amortization						(310,849)
Impairment charges						(922,144)
Other operating expense, net						(2,180)
Restructuring expenses						(67,928)
Share-based compensation expense						(23,963)
Operating loss						$(867,655)

Segment Assets	$4,221,199	$599,265	$288,340	$671,519	$(1,313)	$5,779,010
Intersegment revenues	—	3,549	4,025	—	—	7,574
Capital expenditures	38,214	17,043	5,800	11,117	—	72,174
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

Management also monitors average advertising rates and cost per mille, the cost of every 1,000 advertisement impressions, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. In addition, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically priced the highest. Our price and yield information systems enable our station managers and sales teams to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations in order to provide more effective advertising for our customers at what we believe are optimal prices. Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

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

Modernization Initiatives

We implemented operating expense savings initiatives during 2024 to streamline our organization and increase automation and the use of technology. These modernization initiatives included headcount reductions and other actions and are anticipated to have approximately $150 million of net savings for full year 2025. Early in the fourth quarter of 2025, we implemented additional initiatives, mainly related to headcount reductions, that are expected to generate approximately $50 million of additional annual savings beginning in 2026. We continue to explore opportunities for further efficiencies.

Impairment Charges

We perform our annual impairment test on our goodwill and indefinite-lived Federal Communication Commission ("FCC") licenses as of July 1 of each year. As discussed above, macroeconomic uncertainty, including persistent inflation and elevated interest rates, has contributed to slowing broadcast revenue growth and declines in margins. These factors have negatively impacted the key assumptions used in the discounted cash flow models which are utilized to value our FCC licenses, particularly the industry profit margins used in estimating the market profitability.

Our FCC licenses are valued using a combination of direct and market valuation approaches. Key assumptions in the direct valuation approach include market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. We obtained the most recent broadcast radio industry revenue projections as well as various other sources of data in developing the assumptions used for purposes of performing impairment testing on our FCC licenses as of July 1, 2025.

FCC licenses valued using a market approach estimate the fair value by referencing recent transactions involving comparable spectrum assets. This method considers observable market data, adjusted for differences in signal strength and market size.

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on our testing, the estimated fair value of our FCC licenses was below their carrying values. As a result, we recognized a non-cash impairment charge of $208.5 million on our FCC licenses.

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

The fair values of our reporting units were reevaluated as of July 1, 2025 as part of our annual impairment assessment and no goodwill impairment was recorded as the estimated fair values of our reporting units exceeded the carrying values of the reporting units’ net assets, including goodwill.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair values of our indefinite-lived FCC licenses and reporting units, it is possible a material change could occur to the estimated fair value of these assets as a result of the uncertainty regarding the impact of current market conditions, as well as the timing of any recovery. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Executive Summary

Consolidated revenues for the third quarter of 2025 decreased due to a decrease in political revenues as 2024 was a presidential election year and lower spending on radio advertising as a result of continued uncertain market conditions, partially offset by an increase in digital and podcast advertising revenue driven by a continued increase in demand for digital advertising.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $997.0 million decreased $11.1 million, or 1.1%, during the quarter ended September 30, 2025 compared to Consolidated Revenue of $1,008.1 million in the prior year's third quarter.
•Multiplatform Group Revenue decreased $28.3 million, or 4.6%, and Segment Adjusted EBITDA decreased $10.7 million, or 8.3%, compared to the prior year's third quarter, respectively.
•Digital Audio Group Revenue increased $40.7 million, or 13.5%, and Segment Adjusted EBITDA increased $30.3 million, or 30.3%, compared to the prior year's third quarter, respectively.
•Audio & Media Services Group Revenue decreased $23.4 million, or 26.0%, and Segment Adjusted EBITDA decreased $21.8 million, or 49.1%, compared to the prior year's third quarter, respectively.
•Operating loss of $116.3 million changed $193.0 million from Operating income of $76.7 million in the prior year’s third quarter primarily due to non-cash impairment charges of $208.5 million recognized in the third quarter of 2025 related to our FCC licenses.
•Net loss of $65.8 million increased $24.4 million from $41.3 million in the prior year's third quarter.
•Cash flows used for operating activities of $9.5 million changed from cash flows provided by operating activities of $102.8 million in the prior year's third quarter.
•Adjusted EBITDA(1) of $204.8 million increased $0.2 million from $204.6 million in the prior year's third quarter.
•Free cash flow(2) of $(32.8) million decreased from $73.3 million in the prior year's third quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,
	2025	2024
Revenue	$997,010	$1,008,133
Operating income (loss)	(116,277)	76,720
Net loss	(65,761)	(41,325)
Cash provided by (used for) operating activities	(9,549)	102,765

Adjusted EBITDA(1)	$204,754	$204,585
Free cash flow(2)	(32,815)	73,345
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

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$997,010	$1,008,133	$2,737,764	$2,736,263
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	399,140	409,745	1,146,660	1,133,154
Selling, general and administrative expenses (excludes depreciation and amortization)	414,424	418,833	1,208,300	1,235,591
Depreciation and amortization	90,061	101,331	272,331	310,849
Impairment charges	208,501	412	213,908	922,144
Other operating expense	1,161	1,092	2,906	2,180
Operating income (loss)	(116,277)	76,720	(106,341)	(867,655)
Interest expense, net	101,779	95,715	303,059	286,807
Gain (loss) on investments, net	(13,203)	(103)	(32,698)	91,479
Equity in earnings (loss) of nonconsolidated affiliates	13	(2,587)	12	(2,693)
Loss on extinguishment of debt	(109)	—	(1,569)	—
Other income (expense), net	(15)	1,195	1,026	468
Loss before income taxes	(231,370)	(20,490)	(442,629)	(1,065,208)
Income tax benefit (expense)	165,609	(20,835)	11,997	23,786
Net loss	(65,761)	(41,325)	(430,632)	(1,041,422)
Less amount attributable to noncontrolling interest	503	(60)	336	9
Net loss attributable to the Company	$(66,264)	$(41,265)	$(430,968)	$(1,041,431)

The table below presents the comparison of our revenue streams:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Broadcast Radio	$427,024	$448,808	(4.9)%	$1,163,549	$1,233,636	(5.7)%
Networks	114,273	115,310	(0.9)%	321,549	323,952	(0.7)%
Sponsorship and Events	45,504	50,329	(9.6)%	110,610	117,279	(5.7)%
Other	4,406	5,097	(13.6)%	13,075	14,047	(6.9)%
Multiplatform Group	591,207	619,544	(4.6)%	1,608,783	1,688,914	(4.7)%
Digital, excluding Podcast	202,018	186,996	8.0%	552,829	516,433	7.0%
Podcast	139,673	114,045	22.5%	390,005	309,190	26.1%
Digital Audio Group	341,691	301,041	13.5%	942,834	825,623	14.2%
Audio & Media Services Group	66,605	90,050	(26.0)%	193,664	229,300	(15.5)%
Eliminations	(2,493)	(2,502)		(7,517)	(7,574)
Revenue, total	$997,010	$1,008,133	(1.1)%	$2,737,764	$2,736,263	0.1%

Consolidated results for the three and nine months ended September 30, 2025 compared to the consolidated results for the three and nine months ended September 30, 2024 were as follows:
Revenue
Consolidated revenue decreased $11.1 million during the three months ended September 30, 2025 compared to the same period of 2024. Multiplatform Group revenue decreased $28.3 million, or 4.6%, primarily resulting from lower political revenues, as 2024 was a presidential election year, as well as a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in non-cash trade revenue resulting from strategic marketing initiatives. Digital Audio Group revenue increased $40.7 million, or 13.5%, driven primarily by continuing increases in demand for digital and podcast advertising, as well as increased non-cash trade revenue resulting from strategic marketing initiatives. Audio & Media Services revenue decreased $23.4 million, or 26.0%, primarily as a result of lower political revenues at Katz Media, as 2024 was a presidential election year.
Consolidated revenue increased $1.5 million during the nine months ended September 30, 2025 compared to the same period of 2024. Multiplatform Group revenue decreased $80.1 million, or 4.7%, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions, and lower political revenues, as 2024 was a presidential election year. Digital Audio Group revenue increased $117.2 million, or 14.2%, driven primarily by continuing increases in demand for digital and podcast advertising, as well as increased non-cash trade revenue resulting from strategic marketing initiatives. Audio & Media Services revenue decreased $35.6 million, or 15.5%, primarily as a result of Katz Media revenue largely due to lower political revenues, as 2024 was a presidential election year, as well as nonrecurring contract termination fees earned by Katz Media in 2024, partially offset by an increase in digital advertising.
Direct Operating Expenses
Consolidated direct operating expenses decreased $10.6 million, or 2.6%, during the three months ended September 30, 2025, compared to the same period of 2024. The decrease was primarily driven by lower employee compensation cost in connection with modernization initiatives taken in 2024, partially offset by higher variable content costs, including higher third-party digital costs related to the increase in digital revenues.
Consolidated direct operating expenses increased $13.5 million, or 1.2%, during the nine months ended September 30, 2025 compared to the same period of 2024. The increase was primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in digital revenues, partially offset by a decrease in employee compensation cost in connection with modernization initiatives taken in 2024.
Selling, General and Administrative Expenses
Consolidated SG&A expenses decreased $4.4 million, or 1.1%, during the three months ended September 30, 2025, compared to the same period of 2024. The decrease was driven primarily by a decrease in costs incurred in connection with executing on our cost savings initiatives, including decreased employee compensation cost due to our modernization initiatives as well as lower sales commissions related to the decline in broadcast revenue, partially offset by increases in bad debt expense and employee benefit expense related to the reestablishment of the 401(k) match program during the first quarter of 2025.
Consolidated SG&A expenses decreased $27.3 million, or 2.2%, during the nine months ended September 30, 2025 compared to the same period of 2024. The decrease was driven primarily by a decrease in costs incurred in connection with executing on our cost savings initiatives, including decreased employee compensation cost due to our modernization initiatives, as well as lower sales commissions related to the decline in broadcast revenue, partially offset by increases in bonus expense based on 2025 results, non-cash trade and barter expense, and employee benefit expense related to the reestablishment of the 401(k) match program during the first quarter of 2025.
Depreciation and Amortization
Depreciation and amortization decreased $11.3 million and $38.5 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024 primarily as a result of a lower fixed asset base due to lower levels of capital expenditures.

Impairment Charges
During the three and nine months ended September 30, 2025, we recorded non-cash impairment charges of $208.5 million and $213.9 million, respectively, primarily to reduce the carrying values of our indefinite-lived FCC licenses to their estimated fair values during the third quarter of 2025 as discussed above. No impairment related to our goodwill was recorded during the three and nine months ended September 30, 2025 as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
During the nine months ended September 30, 2024, we recorded non-cash impairment charges of $922.1 million primarily to reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values. The 2024 impairment charges resulted from the economic uncertainty due to inflation and higher interest rates that has had an adverse impact on our results, and has resulted in a significant decrease in the trading values of our debt and equity securities for a sustained period.
Interest Expense, net
Interest expense increased $6.1 million and $16.3 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024 primarily as a result of an increase in contractual interest rates in connection with the debt exchange transaction that closed in the fourth quarter of 2024.
Gain (Loss) On Investments, Net
During the three and nine months ended September 30, 2025, we recognized losses on investments, net of $13.2 million and $32.7 million, respectively, related to declines in the value of our investments.
During the nine months ended September 30, 2024, we recognized a gain on investments, net of $91.5 million, related primarily to the $101.4 million gain recognized on the sale of our investment in Broadcast Music, Inc. ("BMI") in the first quarter of 2024, partially offset by declines in the value of certain investments.
Income Tax Benefit (Expense)
Our effective tax rates for the three months ended September 30, 2025 and 2024 were 71.6% and (101.7)%, respectively. The three month effective tax rate for the period ended September 30, 2025 was primarily impacted by the reduction in valuation allowances recorded during the period due to the enactment of the One Big Beautiful Bill Act ("OBBBA") tax provisions discussed in Note 7, Income Taxes. These tax benefits were partially offset by an increase in valuation allowance recorded against certain deferred tax assets arising in the current year, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods. The deferred tax benefit primarily related to the FCC license impairment charges recorded during the third quarter of 2025 as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, as well as the net change in valuation allowance during the period. The deferred benefit was partially offset by deferred tax expense recorded for accelerated deductions primarily related to previously capitalized research and development costs under the OBBBA tax provision passed in July 2025. As a result of these increased tax deductions, we now expect a reduction in our tax payments in current and future years.

Our effective tax rates for the nine months ended September 30, 2025 and 2024 were 2.7% and 2.2%, respectively. The effective tax rates were primarily impacted by the forecasted increase in valuation allowance against certain deferred tax assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company’s ability to utilize those assets in future periods. In 2025, these tax expenses were partially offset by the reduction in valuation allowance during the period ended September 30, 2025 due to the enactment of the OBBBA tax provisions discussed in Note 7, Income Taxes. The deferred tax benefits primarily related to the FCC license impairment charges recorded during the third quarter of 2025 and the second quarter of 2024 as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, as well as disallowed interest expense. The deferred benefit was partially offset by deferred tax expense recorded for the net change in valuation allowance against certain deferred tax assets, as well as accelerated deductions primarily related to previously capitalized research and development costs under the OBBBA tax provision passed in July 2025.

Net Loss Attributable to the Company
Net loss attributable to the Company increased $25.0 million to $66.3 million during the three months ended September 30, 2025 compared to $41.3 million during the three months ended September 30, 2024, primarily due to the non-cash impairment charges of $208.5 million recognized in the third quarter of 2025, partially offset by an increase in the deferred tax benefits recorded in 2025 compared to the prior year period.

Net loss attributable to the Company improved $610.5 million to $431.0 million during the nine months ended September 30, 2025 compared to $1,041.4 million during the nine months ended September 30, 2024. The improvement was primarily due to the non-cash impairment charges of $922.1 million recognized in 2024 compared to $213.9 million recognized in 2025, partially offset by the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024.

Multiplatform Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$591,207	$619,544	(4.6)%	$1,608,783	$1,688,914	(4.7)%
Operating expenses(1)	472,055	489,672	(3.6)%	1,323,260	1,377,597	(3.9)%
Segment Adjusted EBITDA	$119,152	$129,872	(8.3)%	$285,523	$311,317	(8.3)%
Segment Adjusted EBITDA margin	20.2%	21.0%		17.7%	18.4%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three months
Revenue from our Multiplatform Group decreased $28.3 million compared to the prior year primarily due to lower political revenues, as 2024 was a presidential election year, as well as a decrease in broadcast advertising in connection with continued uncertain market conditions, partially offset by an increase in non-cash trade revenue resulting from strategic marketing initiatives. Broadcast revenue decreased $21.8 million, or 4.9%, year-over-year, driven by lower spot revenue. Networks decreased $1.0 million, or 0.9%, year-over-year. Revenue from Sponsorship and Events decreased $4.8 million, or 9.6%, year-over-year.

Operating expenses decreased $17.6 million, driven primarily by a decrease in employee compensation cost due to our modernization initiatives, as well as lower sales commissions related to the decline in broadcast revenue, partially offset by an increase in bad debt expense.

Nine months
Revenue from our Multiplatform Group decreased $80.1 million compared to the prior year primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions, as well as lower political revenues as 2024 was a presidential election year. Broadcast revenue decreased $70.1 million, or 5.7%, year-over-year, driven by lower spot revenue. Networks decreased $2.4 million, or 0.7%, year-over-year. Revenue from Sponsorship and Events decreased $6.7 million, or 5.7%, year-over-year.

Operating expenses decreased $54.3 million, driven primarily by a decrease in employee compensation cost due to our modernization initiatives, as well as lower sales commissions related to the decline in broadcast revenue.

Digital Audio Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$341,691	$301,041	13.5%	$942,834	$825,623	14.2%
Operating expenses(1)	211,385	201,035	5.1%	617,835	565,620	9.2%
Segment Adjusted EBITDA	$130,306	$100,006	30.3%	$324,999	$260,003	25.0%
Segment Adjusted EBITDA margin	38.1%	33.2%		34.5%	31.5%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three months
Revenue from our Digital Audio Group increased $40.7 million compared to the prior year, driven by Podcast revenue which increased by $25.6 million, or 22.5% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $15.0 million, or 8.0% year-over-year, primarily due to an increase in demand for digital advertising, as well as increased non-cash trade revenue resulting from strategic marketing initiatives.
Operating expenses increased $10.4 million, primarily driven by higher variable content costs, including third-party digital costs related to the increase in revenues, bonus expense based on 2025 results and non-cash trade expenses.
Nine months
Revenue from our Digital Audio Group increased $117.2 million compared to the prior year, driven by Podcast revenue which increased by $80.8 million, or 26.1% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $36.4 million, or 7.0% year-over-year, primarily due to an increase in demand for digital advertising, as well as increased non-cash trade revenue resulting from strategic marketing initiatives.
Operating expenses increased $52.2 million, primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in revenues.
Audio & Media Services Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$66,605	$90,050	(26.0)%	$193,664	$229,300	(15.5)%
Operating expenses(1)	44,020	45,641	(3.6)%	131,560	137,347	(4.2)%
Segment Adjusted EBITDA	$22,585	$44,409	(49.1)%	$62,104	$91,953	(32.5)%
Segment Adjusted EBITDA margin	33.9%	49.3%		32.1%	40.1%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three months
Revenue from our Audio & Media Services Group decreased $23.4 million compared to the prior year period primarily due to lower political revenues as 2024 was a presidential election year, as well as a decrease in broadcast advertising in connection with uncertain market conditions.
Operating expenses decreased $1.6 million primarily due to a decrease in employee compensation cost due to our modernization initiatives.

Nine months
Revenue from our Audio & Media Services Group decreased $35.6 million compared to the prior year period primarily due to contract termination fees earned by Katz Media in the first quarter of 2024, a decrease in broadcast advertising in connection with uncertain market conditions, as well as lower political revenues as 2024 was a presidential election year, partially offset by increased demand for digital advertising.
Operating expenses decreased $5.8 million primarily due to a decrease in employee compensation cost due to our modernization initiatives.
Reconciliation of Operating income (loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss)	$(116,277)	$76,720	$(106,341)	$(867,655)
Depreciation and amortization	90,061	101,331	272,331	310,849
Impairment charges	208,501	412	213,908	922,144
Other operating expense	1,161	1,092	2,906	2,180
Restructuring expenses	9,695	16,767	54,763	67,928
Share-based compensation expense	11,613	8,263	27,902	23,963
Adjusted EBITDA(1)	$204,754	$204,585	$465,469	$459,409

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(65,761)	$(41,325)	$(430,632)	$(1,041,422)
Income tax (benefit) expense	(165,609)	20,835	(11,997)	(23,786)
Interest expense, net	101,779	95,715	303,059	286,807
Depreciation and amortization	90,061	101,331	272,331	310,849
EBITDA	$(39,530)	$176,556	$132,761	$(467,552)
(Gain) loss on investments, net	13,203	103	32,698	(91,479)
Loss on extinguishment of debt	109	—	1,569	—
Other (income) expense, net	15	(1,195)	(1,026)	(468)
Equity in (earnings) loss of nonconsolidated affiliates	(13)	2,587	(12)	2,693
Impairment charges	208,501	412	213,908	922,144
Other operating expense	1,161	1,092	2,906	2,180
Restructuring expenses	9,695	16,767	54,763	67,928
Share-based compensation expense	11,613	8,263	27,902	23,963
Adjusted EBITDA(1)	$204,754	$204,585	$465,469	$459,409
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax (benefit) expense, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Loss on extinguishment of debt, Other (income) expense, net, Equity in (earnings) loss of nonconsolidated affiliates, Impairment charges, Other operating expense, Restructuring expenses and Share-based compensation expense. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating income (loss). We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating income (loss) or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.
Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash provided by (used for) operating activities	$(9,549)	$102,765	$(63,672)	$70,217
Purchases of property, plant and equipment	(23,266)	(29,420)	(62,993)	(72,174)
Free cash flow(1)	$(32,815)	$73,345	$(126,665)	$(1,957)
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

Share-based compensation expenses are recorded in SG&A expenses and were $11.6 million and $8.3 million for the three months ended September 30, 2025 and 2024, respectively, and $27.9 million and $24.0 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was $17.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.6 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash provided by (used for):
Operating activities	$(63,672)	$70,217
Investing activities	(57,876)	23,517
Financing activities	53,894	(8,443)
Free Cash Flow(1)	(126,665)	(1,957)
(1)For a definition of Free Cash Flow and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $63.7 million during the nine months ended September 30, 2025 compared to $70.2 million provided by operating activities during the nine months ended September 30, 2024. The decrease was primarily due to timing of expense recognition related to trade and barter revenue resulting from strategic marketing initiatives, a reduction in accrued income taxes as a result of the OBBBA, and timing of payments, partially offset by the timing of interest payments as accrued interest was paid in the fourth quarter of 2024 upon closing of the debt exchange transaction that would have been paid in 2025 under the old debt terms.

Investing Activities
Cash used for investing activities of $57.9 million during the nine months ended September 30, 2025 primarily reflects $63.0 million in cash used for capital expenditures. For capital expenditures, we spent $28.2 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $15.0 million in our Digital Audio Group segment primarily related to IT infrastructure, $13.2 million in our Audio & Media Services Group segment, primarily related to software, and $6.6 million in Corporate primarily related to equipment and software purchases.

Cash provided by investing activities of $23.5 million during the nine months ended September 30, 2024 primarily reflects $101.4 million of proceeds received from the sale of our investment in BMI, partially offset by $72.2 million in cash used for capital expenditures. For capital expenditures, we spent $38.2 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $17.0 million in our Digital Audio Group segment primarily related to IT infrastructure, $5.8 million in our Audio & Media Services Group segment, primarily related to software, and $11.1 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash provided by financing activities totaled $53.9 million during the nine months ended September 30, 2025 primarily due to the $100.0 million borrowed under the $450.0 million ABL Facility (defined below), partially offset by the quarterly amortization payments on the Term Loans due 2029 and payments reducing our debt premium recorded in connection with the debt exchange transaction completed in the fourth quarter of 2024.

Cash used for financing activities totaled $8.4 million during the nine months ended September 30, 2024 primarily due to distributions to noncontrolling interest holders.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $192.2 million as of September 30, 2025, and cash flows from operations. During the nine months ended September 30, 2025, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $100.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds remain available to support working capital requirements and general corporate purposes. As of September 30, 2025, the ABL Facility had a facility size of $450.0 million, and $32.5 million of outstanding letters of credit, resulting in $317.5 million available for borrowing following the $100.0 million of outstanding borrowings. Our total available liquidity1 as of September 30, 2025 was $509.8 million.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact our revenues and cash flows. For the nine months ended September 30, 2025, our consolidated revenues increased slightly compared to the nine months ended September 30, 2024 primarily due to revenue growth in our Digital Audio Group, partially offset by lower political revenue and lower broadcast revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of this MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity for the next twelve months will be to fund fluctuations in working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at September 30, 2025, we anticipate cash payments to service our debt of approximately $102.1 million in the remainder of 2025. These debt service cash payments include interest, quarterly term loan amortization payments and payments related to the debt premium. The increase in payments is primarily due to quarterly term loan amortization payments, as well as to an increase in interest rates in connection with the debt exchange transaction that closed in the fourth quarter of 2024. Future increases in interest rates could have a significant impact on our cash interest payments.

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

Summary Debt Capital Structure
As of September 30, 2025 and December 31, 2024, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	September 30, 2025	December 31, 2024
Asset-based Revolving Credit Facility due 2027(1)	$100,000	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(2)	2,129,631	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt	4,094	5,008
Long-term debt fees	(7,667)	(8,974)
Debt Premium(3)	254,317	289,752
Total Debt	$5,120,334	$5,071,469
Less: Debt Premium	254,317	289,752
Less: Cash and cash equivalents	192,239	259,580
Net Debt(4)	$4,673,778	$4,522,137

(1)On May 22, 2025, iHeartCommunications borrowed $100.0 million under the ABL Facility, the proceeds of which were recorded as cash on the Balance Sheet as of September 30, 2025.
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

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of September 30, 2025, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended September 30, 2025. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of September 30, 2025, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2025, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of September 30, 2025, we were in compliance with all covenants related to our debt agreements.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2025, approximately 46% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the nine months ended September 30, 2025 would have changed by $17.0 million.
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

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, such as our FCC licenses, are reviewed for impairment using a combination of the direct and market valuation methods. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model, which results in value that is directly attributable to the indefinite-lived intangible assets.

Our key assumptions using the direct valuation method are market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market.

We performed our annual impairment test as of July 1, 2025 in accordance with ASC 350-30-35 and we concluded that a $208.5 million impairment of the indefinite-lived intangible assets was required. In determining the fair value of our FCC licenses, the following key assumptions were used:

•Revenue forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market;
•2.0% over-the-air revenue growth and 3.0% digital revenue growth was assumed beyond the initial five-year period and 1.0% revenue growth was assumed in the terminal period;
•Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;
•Operating margins of 8.0% in the first year gradually climb to the industry average margin in year 3 of up to 14.1%, depending on market size; and
•Assumed discount rates of 9.5% for large markets and 10.0% for small markets.

FCC licenses valued using a market approach estimate the fair value by referencing recent transactions involving comparable spectrum assets. This method considers observable market data, adjusted for differences in signal strength and market size.

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

Impact on the Fair Value of our FCC Licenses due to 100 bps Change in:
Revenue Growth Rate	Profit Margin	Discount Rate
(in thousands)
$77,136	$89,771	$93,518

At September 30, 2025, the carrying value of our FCC licenses was $601.4 million after the impairment of $208.5 million. An increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.

Goodwill

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded. Based on the impairment testing performed as of July 1, 2025, no impairment was identified for any of our reporting units. Fair values increased or remained flat across the reporting units, primarily driven by stronger debt and equity market performance.

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

We performed our annual impairment test as of July 1, 2025 in accordance with ASC 350-30-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we considered industry and market factors including trading multiples of similar businesses and the trading prices of our debt and equity securities. For purposes of assessing the discounted future cash flows of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2025 through 2029. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.
•Revenues beyond 2029 are projected to grow at a perpetual growth rate, which we estimated at 1.0% for our Multiplatform Reporting unit (beyond 2034), 3.0% for our Digital Audio Reporting unit (beyond 2033), and 2.0% for our RCS and Katz Media Reporting units.
•Profit margins beyond 2029 utilize the 2029 margin implied in the multi-year forecasts.
•In order to risk adjust the cash flow projections in determining fair value, we utilized discounts rates between 15% and 16% for each of our reporting units.

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

(In thousands)	Impact on the Fair Value of our Goodwill due to 100bps Change in:
Reporting Unit	Revenue Growth Rate	Profit Margin	Discount Rate
Multiplatform	$164,008	$118,902	$145,275
Digital	112,398	89,400	104,408
Katz Media	12,591	9,808	10,516
RCS	11,751	5,168	8,981

An increase in discount rates or a decrease in revenue growth rates or profit margins could result in additional impairment charges being required to be recorded for one or more of our reporting units.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation, interest rates and potential recessionary indicators, anticipated income tax benefits from the OBBBA, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, potential acquisitions and dispositions, our expectations about certain markets and businesses, our expectations regarding the seasonality of our business, expected cash interest payments, future impairment charges and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•legislative or regulatory requirements, including a prolonged federal government shutdown;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended September 30, 2025.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our Class A common stock made during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	508	$1.97	—	$—
August 1 through August 31	4,503	2.13	—	—
September 1 through September 30	—	—	—	—
Total	5,011	$2.11	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2025 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amendment, dated August 28, 2025, to Second Amended and Restated Employment Agreement, by and between iHeartMedia, iHeartMedia Management Services, Inc. and Robert W. Pittman, dated March 28, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on September 2, 2025).

10.2
Amendment, dated August 28, 2025, to Amended and Restated Employment Agreement, by and between iHeartMedia, iHeartMedia Management Services, Inc. and Richard J. Bressler, dated March 28, 2022 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on September 2, 2025).

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

IHEARTMEDIA, INC.

Date:	November 10, 2025	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Executive Vice President – Finance, Deputy Chief Financial Officer and Head of Investor Relations
(Principal Accounting Officer and Authorized Officer)