Form 10-K
period 2025-12-31
iHeartMedia, Inc.
filed 2026-03-02
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025, or
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
(210) 253-5000
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

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing sales price of $1.76 on June 30, 2025, was approximately $145.9 million.

On February 25, 2026, there were 129,552,146 outstanding shares of Class A common stock, 21,090,196 outstanding shares of Class B common stock, and 5,038,369 outstanding Special Warrants.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•Social media: Our personalities, stations and brands have a social footprint that includes over 345 million fans and followers as measured by Shareablee, which is eleven times the size of the next largest commercial broadcast audio media company. This social footprint was at the heart of delivering over 63 billion social media impressions for our 2025 iHeartRadio Music Festival.
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

We report our financial statements based on three reportable segments:
•Multiplatform Group, which includes the Company's Broadcast radio, Networks, Sponsorships and Events businesses;
•Digital Audio Group, which includes all of the Company's Digital businesses including podcasting, the iHeartRadio digital service, its digital advertising technology companies, its websites, newsletters and digital services and programs; and its audio industry-leading social media footprint; and
•Audio & Media Services Group, which provides other audio and media services, including the Company's media representation business, Katz Media Group, and RCS Sound Software, a provider of scheduling and broadcast software and services to the industry at large.
Multiplatform Group

The Multiplatform Group includes our Markets Group, which includes our 860+ broadcast radio stations in approximately 160 markets; our Events business, which includes both live and virtual events; our SmartAudio suite of data targeting and attribution products; Premiere Networks, which includes the Premiere Networks syndication business and Total Traffic and Weather Network; BIN: Black Information Network and our National Sales Organization. The Multiplatform Group segment revenue was $2,273.5 million in 2025, $2,372.9 million in 2024 and $2,435.4 million in 2023.
According to Nielsen, for the full year 2025, we have the most number one ranked station groups across the top 160 markets in the U.S., and across the largest 50 markets, with 73 and 25 number one ranked station groups in these markets, respectively. With our broadcast radio platform alone, we have over twice the broadcast radio audience of our next closest broadcast competitor. We also have nearly five times the digital listening hours of our next closest commercial radio broadcast competitor.
Our national scale and extensive local footprint allow us to offer marketing solutions at national, regional and local levels, or any combination thereof. Our local sales force services approximately 160 U.S. markets, including 48 of the top 50 markets, and 87 of the top 100 markets. Our advertisers cover a wide range of categories, including financial services, automotive, health care, telecommunications, insurance, education, food and beverage, entertainment and political. As a result of the diversification of our product offerings, as well as our geography, no single advertising category makes up more than approximately 5% of our total advertising revenue. Our contracts with our advertisers range from less than one-year to multi-year terms.
Our Multiplatform Group segment has the following revenue streams:
Broadcast Radio: Our primary source of revenue is derived from selling advertising time on our domestic broadcast radio stations, generating revenue of $1,633.4 million in 2025, $1,726.9 million in 2024 and $1,752.2 million in 2023. Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services.

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
These programmatic, data, analytic and attribution solutions account for an increasing proportion of ad buying and we expect that they will continue to expand in the future.

Radio Stations

As of December 31, 2025, we owned and operated 868 radio stations, including 249 AM and 619 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

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

Nielsen Market Rank(1)	Market	Number of Stations
1	New York, NY	7
2	Los Angeles, CA	8
3	Chicago, IL	6
4	Dallas-Ft. Worth, TX	8
5	Houston-Galveston, TX	7
6	San Francisco, CA	7
7	Atlanta, GA	7
8	Washington, DC	6
9	Philadelphia, PA	6
10	Boston, MA	8
11	Miami-Ft. Lauderdale-Hollywood, FL	8
12	Seattle-Tacoma, WA	8
13	Phoenix, AZ	8
14	Detroit, MI	6
15	Minneapolis-St. Paul, MN	6
16	Tampa-St. Petersburg-Clearwater, FL	8
18	Denver-Boulder, CO	8
19	San Diego, CA	8
20	Charlotte-Gastonia-Rock Hill, NC-SC	5
21	Nassau-Suffolk, NY	1
22	Portland, OR	7
23	Baltimore, MD	4
24	San Antonio, TX	7
25	St. Louis, MO	6
	Total Top 25 Markets	159(2)

(1)Source: Spring 2025 Nielsen Audio Radio Market Rankings.
(2)Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 159.

Networks: We enable advertisers to engage with consumers through our Premiere Networks and Total Traffic & Weather services. We generate broadcast advertising revenue from selling advertising on our programs featuring top personalities, and also generate revenue through the syndication of our programming to other media companies. Premiere Networks and Total Traffic & Weather generated revenue of $439.8 million in 2025, $437.2 million in 2024 and $466.4 million in 2023.
•Premiere Networks is a national radio network that produces, distributes or represents more than 200 syndicated radio programs and services for more than 6,700 radio station affiliates. Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs featured top talent including Ryan Seacrest, Sean Hannity, Bobby Bones, Clay Travis and Buck Sexton, Glenn Beck, Steve Harvey, Elvis Duran,

Dan Patrick, Colin Cowherd, and the Breakfast Club. We believe recruiting and retaining top talent is an important component of the success of our radio networks.
•Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates, sports and news to more than 1,900 radio stations and approximately 230 television affiliates, as well as through Internet and mobile partnerships, reaching approximately 211 million consumers each month. Total Traffic & Weather Network services more than 230 markets in the U.S. and Canada. It operates the largest broadcast traffic navigation network in North America.

Sponsorship & Events: We held live, in-person and virtual events, including seven major nationally-recognized tent pole events in 2025. Our seven tentpole events include: the iHeartRadio Music Festival; the iHeartRadio Music Awards; the iHeartRadio Jingle Ball Tour; the iHeartCountry Festival; iHeartRadio ALTer Ego; the iHeart Podcast Awards and iHeartRadio Fiesta Latina. Our events resulted in revenue of $182.0 million in 2025, $187.3 million in 2024 and $191.4 million in 2023 from sponsorship, endorsement and other advertising revenue, as well as ticket sales and licensing.

Digital Audio Group

Our Digital Audio Group segment includes our fast-growing podcasting business, which is the number one podcast publisher in the U.S. according to Podtrac - as well as our industry-leading iHeartRadio digital service, available across more than 500 platforms and 2,000 devices, our digital sites, newsletters, digital services and programs, our audio technology companies and ad tech platforms, including Unified, Voxnest, Triton Digital, and Omny Studios, and our audio industry-leading social media footprint. Our Digital Audio segment revenue was $1,329.4 million in 2025, $1,164.5 million in 2024 and $1,069.2 million in 2023.

•Podcasting: Our multi-platform strategy has enabled us to extend our leadership in the growing podcasting sector. As measured by Podtrac, iHeartMedia is the number one podcast publisher with 167 million global monthly downloads and streams and 30 million unique monthly U.S. users in 2025 and has the most shows featured in the Top 10 across all categories, with titles including Stuff You Should Know, The Breakfast Club, On Purpose with Jay Shetty, The Herd with Colin Cowherd, and many more. Podcasting generated revenue of $563.7 million in 2025, $448.8 million in 2024 and $407.8 million in 2023.

•Digital excluding Podcast: Our reach extends across more than 500 platforms and thousands of different connected devices. Our digital business is comprised of free ad-supported streaming offerings, subscription streaming services, display advertisements, and other content that is disseminated over digital platforms, as well as social media, a capability enabled by our Unified business. Our leading streaming product, iHeartRadio, is a free downloadable mobile app and web‑based service that allows users to listen to their favorite radio stations, as well as digital‑only stations, custom artist stations, and podcasts. Monetization on the free streaming application occurs through national and local advertising. We also have two subscription-based offerings, iHeartRadio Plus and iHeartRadio All Access. Digital excluding podcast generated revenue of $765.7 million in 2025, $715.7 million in 2024 and $661.3 million in 2023.

Audio & Media Services Group

We also provide services to broadcast industry participants through our Katz Media and RCS businesses, which accounted for revenues of $272.5 million in 2025, $327.1 million in 2024 and $256.7 million in 2023.

•Katz Media is a leading media representation firm in the U.S. representing more than 3,400 non-iHeartMedia radio stations and over 400 television stations, along with their respective digital platforms. Katz Media generates revenue via commissions on media sold.

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

Increasing share of national advertising market

Broadcast radio is the number one consumer reach medium, and advertisers have an appreciation for its scale, broad demographic access and impact. We intend to complement our current local advertising presence in approximately 160 U.S. markets by further growing our stake in national advertising campaigns through our multi-platform portfolio of audio assets, roster of on-air talent, and the amplifying effect of our listeners' social engagement. As a result of our ongoing technology investments, national advertisers can now look to our audio offerings with their extensive reach, efficient pricing and digital-like analytics as powerful alternatives to other national ad mediums.

Broadening the scope of engagement

We continue to expand the spectrum of choices for our audience-both in terms of compelling content and the array of ways in which it can be consumed. In 2025, we launched:

•A video podcast partnership with Netflix, making Netflix the exclusive home for video versions of 15 top iHeart podcasts;
•A multiplatform partnership with TikTok that included the creation of the TikTok Podcast Network, new co-branded radio programming, and live-event integrations;
•Our Guaranteed Human initiative which is a company-wide pro-human, pro-creator authenticity commitment; and
•A regional podcasting hub to develop podcast studios and content in Qatar.

In addition to the above, prior to 2025, we launched:

•The iHeart Women's Sports Audio Network, the first-ever audio platform dedicated to women's sports across our broadcast, digital and podcast platforms;
•BIN: Black Information Network, the first and only 24/7 national and local all news audio service dedicated to providing an objective, accurate and trusted source of continual news coverage with a Black voice and perspective;
•The Black Effect Podcast Network, a joint venture with Charlamagne Tha God;
•My Cultura, a podcast network showcasing Latinx voices, creators, and the Latinx experience with millions of listeners;
•Outspoken Podcast Network, a new podcast network geared towards the LGBTQ+ community;
•Metaverse concerts and experiences; and
•Our broad range of sports programming. Our industry-leading audio sports assets include the largest sports podcast network in the industry, which has partnerships with the NFL and the NBA. We also have sports podcasts led by marquee talent like Colin Cowherd and Dan Patrick as well as the iHeart Sports Network, which reaches approximately 75 million Americans per month according to Nielsen, and includes our sports talk and sports betting stations along with our ongoing live coverage of professional teams on select stations across the country.

In addition, connected TVs, voice assistants, smart auto and other connected devices increase the range of options for accessing and interacting with our content, which has been an audience growth vehicle.

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

Employing technology to gain greater penetration of the full spectrum of advertising clients and segments
In addition to having sellers in approximately 160 local markets across the U.S., which few media companies can claim, we intend to extend our technology platform to address the clients that we do not currently reach through direct sales operations. As an indication of the size of the potential opportunity, we currently have approximately 35,000 total clients, whereas some of our largest social and search competitors that utilize technology solutions for advertisers of all sizes have millions of clients. We continue to enhance our monetization capabilities utilizing our industry leading Ad Tech stack, taking advantage of programmatic marketplaces, our capabilities to target cohorts, and our ability to dynamically insert advertising. We previously acquired the following companies to further expand our advertising technology capabilities:

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

Competition

We compete for share of our listeners’ time and engagement, a challenging task in today’s fragmented and multitasking world. We believe our national reach, the strength of our brand and assets, the quality of our programming and personalities, and the companionship nature of our content allows us to compete effectively against other radio businesses, as well as with other media, entertainment and digital platforms, such as streaming audio services, satellite radio, podcasts, other Internet-based streaming music services, ad tech, television, live entertainment, large scale online advertising platforms, and social media.

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

As of December 31, 2025, we own 322 issued U.S. patents, 43 pending U.S. patent applications, 5 issued foreign patents and 2 pending foreign patent applications, in addition to 313 U.S. trademark registrations, 26 U.S. trademark applications, 249 state trademark registrations, 529 foreign registered trademarks and 4 foreign trademark applications. The duration of our intellectual property rights vary from country to country, but our U.S. patents expire 20 years from the earliest priority patent filing date.

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

Workforce Composition

As of December 31, 2025, we had approximately 9,550 employees. These employees represent the complex, wide-ranging nature of iHeartMedia with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance. Our workforce is comprised of approximately 78% full time and 22% part time employees. We are a party to numerous collective bargaining agreements and/or union-represented bargaining units, none of which represent a significant number of employees, with approximately 7.3% of our U.S. workforce subject to collective bargaining agreements.

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

The following summary does not comprehensively cover all current and proposed statutes, regulations and policies affecting our business. Reference should be made to the Communications Act, FCC rules, public notices and rulings and other relevant statutes, regulations, policies, and proceedings for further information concerning the nature and extent of regulation of our business.

Transfer or Assignment of Licenses

The Communications Act prohibits the assignment of a license or the transfer of control of an FCC licensee without prior FCC approval. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including compliance with FCC rules and the “character” of the current and proposed licensees. Applications for license assignments or transfers involving a substantial change in ownership are subject to a 30‑day period for public comment, during which parties may petition to deny such applications.

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

The Communications Act requires the FCC to review its media ownership rules every four years, and those reviews have been and continue to be the subject of regulatory proceedings and litigation. On December 26, 2023 the FCC issued an order resolving the 2018 quadrennial review. In that order, the FCC decided to retain the numerical limits on local radio ownership intact and to make permanent the signal contour‑overlap methodology that had applied on an interim basis in markets outside of Nielsen Metro Survey Areas. The United States Court of Appeals for the Eighth Circuit rejected appeals of the decision to retain the local radio ownership rule in July 2025.
In December 2022, the FCC commenced the 2022 quadrennial review of its broadcast ownership rules and in November 2025, it issued a formal Notice of Proposed Rulemaking in the proceeding. Among other things, the FCC is seeking comment on whether the local radio ownership rule remains necessary to further the public interest. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

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

Programming and Content Regulation

The Communications Act requires broadcasters to serve the “public interest.” A licensee must present programming that responds to issues in the station’s community of license and maintain records demonstrating this responsiveness. Federal law also regulates the broadcast of obscene, indecent or profane material. The FCC has authority to impose fines exceeding $500,000 per utterance with a cap exceeding $4 million for a continuing violation. In June 2012, the U.S. Supreme Court ruled on appeals of several FCC indecency actions, but declined to rule on the constitutionality of the FCC’s indecency policies. In addition, the FCC regulates the conduct of on-air station contests, requiring in general that the material rules and terms of the contest be broadcast periodically or posted online and that the contest be conducted substantially as announced. The FCC also regulates, among other things, political advertising, sponsorship identification, the use of emergency alert system tones and the advertisement of contests and lotteries.

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

Content, Licenses and Royalties

We must pay license fees to copyright owners of musical compositions (typically, songwriters and publishers) for the rights to broadcast and stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect license fees under such licenses and distribute them to copyright owners. We maintain public performance licenses from, and pay license fees to, various PROs including the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC LLC ("SESAC") and Global Music Rights LLC (“GMR”). While we currently hold licenses with all major PROs, these licenses are subject to periodic renewal, which requires us to engage in renegotiation of terms from time-to-time. The outcome of these renewal negotiations could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.

To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies). Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses. The rates for the royalties that we pay to SoundExchange under these statutory licenses are periodically the subject of rate-setting proceedings before the CRB to determine the applicable royalty rates. The outcome of these proceedings may result in an increase to our licensing costs. For music streams that do not qualify for statutory licenses, we must license performance rights directly from sound recording companies. From time to time, SoundExchange and these sound recording companies notify us that certain calendar years are subject to routine audits of our royalty payments. The results of such audits could result in higher royalty payments for the subject years.

The rates at which we pay royalties to sound recording copyright owners are privately negotiated or set pursuant to a regulatory process. In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future nor is there any guarantee that we will be able to operate our digital on-demand music service profitably. In addition, Congress may adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations.

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

Privacy, Data Protection and Consumer Protection

Privacy, data protection and consumer protection legislation and regulation play a significant role in our business. We obtain information from users of our technology platforms, including, without limitation, our websites, interactive features, digital survey panels, social media pages, and mobile applications (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform. We collect personal information from Platform users in several ways, including when a user uses or purchases our products or services, registers for an account with us, fills out a listener profile, posts comments, participates in polls and contests and signs up to receive email newsletters. We also collect personal information automatically when users access and use our Platforms. We may obtain information about listeners from other listeners and content developers, our business partners, and third parties. We use and share this information for a variety of purposes including for marketing our own products and services, analytics, attribution and to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to users based on geographic locations, device type, and interests as inferred from browsing, listening, or app usage activity. In addition, we obtain audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws, including notice and consent obligations where required.

The collection, use, retention, sharing, and other processing of personal information are increasingly governed by legislation in numerous jurisdictions worldwide. Compliance with these laws and regulations can be burdensome and costly, and jurisdictional inconsistencies may further increase compliance expenses, particularly when we consider expanding our Platforms into new markets. We are subject to various U.S. federal and state laws, as well as foreign laws and regulations, relating to consumer protection, direct marketing, information security, data protection and privacy, including children's privacy. Many of these laws and regulations are relatively new and continue to evolve, and they have impacted, and will continue to impact, our business by restricting our marketing activities and limiting the collection, use, retention, sharing and other processing of data, including personal information and technical information related to users and devices. These restrictions can reduce our ability to effectively deliver relevant advertising, and increase compliance cost and risks. For example, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as compliance with privacy policy disclosures and representations and standards for safeguarding personal information, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.

As of January 1, 2026, comprehensive state consumer privacy laws will be in effect in multiple states, covering nearly half of the U.S. population. These privacy laws grant consumers specific rights regarding their personal information, such as the right to request deletion or correction, or to obtain a copy of their personal information. These laws also require in-scope businesses to, among other things, provide notices containing certain disclosures to consumers, conduct risk assessments before engaging in certain types of data processing, offer certain opt-out rights, obtain consent for certain types of data processing, and adhere to restrictions on targeted advertising and the “sale” (as such term is defined under such laws) of personal information. They establish statutory damages frameworks that authorize state regulators to impose fines and penalties, order corrective action, and seek injunctive relief for violations. Several states also require companies to recognize a browser-based opt-out mechanism, such as the Global Privacy Control, which allows consumers to opt-out of targeted advertising and the "sale" of personal information through browser settings. Widespread adoption of this mechanism could materially impact our ability to deliver targeted advertising and generate related revenue. Compliance with these laws entails substantial expense, diverts resources from other initiatives, and may limit the services we can offer. In addition, certain U.S. business operations are subject to the Children’s Online Privacy Protection Act (“COPPA”), which restricts the collection and use of personal information from users under 13 years of age. Emerging state laws, such as laws related to age assurance and age-appropriate design codes, may impose additional obligations that could further impact our U.S. business operations and Platform design. Finally, our U.S. business operations could be impacted by older wiretapping laws in certain multi-party consent states that provide a private right of action and have fueled increased litigation activity by the plaintiffs' bar in recent years.

In the area of information security and data breach notification, various laws and regulations in the United States and most countries require companies to implement measures and controls to protect certain types of information and to notify users, regulators and/or other third parties if there is a security breach impacting the availability, integrity, or confidentiality of protected information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act ("CCPA") provides a private right of action and minimum statutory damages for certain types of data breaches, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The EU General Data Protection Regulation ("EU GDPR") and UK General Data Protection Regulation ("UK GDPR") provide potential fines up to EUR €20 million or (EU GDPR) or £17.5 million (UK GDPR) or 4% of worldwide annual turnover of the preceding financial year, whichever is greater, for inadequately notifying relevant stakeholders and regulators of a personal data breach.

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

We derive revenues from the sale of advertising. As is common in the audio entertainment industry, advertisers do not have long-term advertising commitments with us and can terminate their contracts at any time. Expenditures by advertisers tend to be cyclical, reflecting economic and political conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. Macroeconomic uncertainty continued to impact our advertising revenues during the year ended December 31, 2025. This impact in advertising revenues has had an adverse effect on our profit margins, cash flow and liquidity. If macroeconomic uncertainty continues or increases, or if economic conditions deteriorate, we may continue to experience an adverse impact on our revenue, profit margins, cash flow and liquidity as a result. In addition, inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Similarly, political conditions, including new and changing laws or tariffs, regulations, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact advertising customer demand and adversely impact our business. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

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
•natural catastrophes such as earthquakes, hurricanes, tornados, wildfires, and floods, which could damage our facilities, interrupt our services and harm our business (including to the extent climate change increases the frequency or intensity of such events, or results in chronic changes to meteorological or hydrological patterns that pose similar risks); and
•unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

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

Further, radio acquisitions are subject to FCC approval. Such transactions must comply with the Communications Act and FCC regulatory requirements and policies. The FCC’s media ownership rules remain subject to ongoing agency proceedings. Future changes could restrict our ability to dispose of or acquire new radio assets or businesses. See Regulation of our Business in Part I, Item 1, Business, included elsewhere in this Annual Report on Form 10-K.

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

A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. Any failure to maintain performance, reliability, security, and availability of our services and technical infrastructure to the satisfaction of our listeners may harm our reputation and our ability to retain existing listeners and attract new listeners. We or third parties we rely on may not be able to implement security controls as intended for various reasons, including if we do not recognize or underestimate a particular risk. We cannot assure you that our cybersecurity risk management program or the policies, controls, and/or processes that we or our third-party providers have designed to protect our Confidential Information and IT Systems will be effective. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks and events and, when detected by security tools or third parties, risks and events may not always be immediately understood or acted upon. Cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. If there is an actual or perceived adverse impact to the availability, integrity, or confidentiality of our IT Systems or Confidential Information, we may incur significant response and remediation costs in protecting against or remediating cyber-attacks and we may face regulatory or civil liability, lose Confidential Information, personal information, or suffer disruptions to our business operations, information processes and internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed and we could lose listeners, consumers, business partners and advertisers. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation and restoration efforts, investigations and legal proceedings (such as class action lawsuits) and changes in our security and system protection measures.

We may be subject to rapidly evolving data security frameworks and/or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In the event a regulator or court were to determine we had not adequately complied with the security requirements under U.S. state privacy laws, the EU/UK General Data Protection Regulation (“GDPR”), and/or other international, federal, or state data privacy, cybersecurity, consumer protection or related rules or regulations, we may be subject to regulatory and litigation proceedings, financial fines and penalties, injunctive requirements that negatively affect our business model, and/or costly remediation requirements. We may also be required to notify affected individuals and authorities in the event of a personal information breach. For example, the California Consumer Privacy Act provides for per-violation fines, as well as a private right of action to individuals and statutory damages for certain types of data breaches, and the GDPR provides potential fines up to EUR 20 million or 4% of worldwide annual turnover of the preceding financial year, whichever is greater. We expect these and other developing rules and regulations to increase both upfront compliance costs and liability exposure in the event of a cyberattack or security incident.

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

We use artificial intelligence ("AI") in our business, and challenges in managing its use could result in reputational harm, competitive disadvantage, legal liability, and adverse effects on our results of operations.

AI solutions are increasingly integrated into our business operations and are expected to become even more important to our operations over time. Our competitors or other third parties may adopt AI more quickly or more effectively than we do, which could impair our ability to compete and negatively impact our results of operations. Additionally, if our AI-generated content, analyses, search results, or recommendations are, or are alleged to be, inaccurate, biased, infringing, harmful, or otherwise deficient, our business, reputation, financial condition, and results of operations could be adversely affected.

AI also raises emerging ethical and legal challenges, including issues related to the use of copyrighted material and potential violations of name, image, and likeness rights. If our use of AI becomes controversial, we could face brand or reputational harm, competitive disadvantage, or legal liability. In addition, the rapid evolution of AI will require significant resources to develop, test and maintain our platforms, offerings, services, and features to help us ensure responsible implementation and to minimize unintended, harmful impacts.

The legal and regulatory framework for AI technologies is also evolving rapidly. Federal, state, and foreign governments and authorities have introduced or are currently considering laws and regulations governing AI. Existing laws and regulations may be interpreted in ways that impact our use of AI, and industry standards and best practices remain unsettled. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We cannot predict the impact that future laws, regulations, standards, or market expectations may have on our business. Compliance costs could be significant and may increase our operating expenses, including through imposing additional AI reporting obligations. Any such increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Our subsidiary, iHeartCommunications currently has a $450.0 million senior secured asset-based revolving credit facility with $50.0 million outstanding that matures in 2027, approximately $4.7 billion in principal amount of secured debt, of which approximately $28.2 million matures in 2026, approximately $71.5 million matures in 2027, approximately $298.4 million matures in 2028, approximately $2.8 billion matures in 2029, approximately $1.3 billion matures in 2030, and approximately $180.8 million has various subsequent maturity dates, and approximately $125.2 million in principal amount of unsecured debt, of which approximately $45.2 million matures in 2026, approximately $79.8 million matures in 2027, and approximately $0.2 million matures in 2028. This substantial amount of indebtedness could have important consequences to us, including:

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

Legislation and royalty audits may require us to pay additional royalties, including to additional parties such as record labels or recording artists.

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

Moreover, our licensing fees and related costs for rights to use musical compositions and sound recordings in our programming could materially increase as a result of private negotiations, rate-setting processes, or administrative and judicial decisions. While we are not currently engaged in active negotiations with major performing rights organizations, our existing agreements have limited durations, and future negotiations could result in significantly higher royalty obligations. In addition, there is no assurance that direct licenses will be renewed or that future licenses will be available on terms comparable to those under our current agreements.

In addition, the rates for the royalties that we pay to SoundExchange for certain types of digital music transmissions are periodically the subject of rate-setting proceedings before the Copyright Royalty Board to determine statutory rates and terms for the public performance and ephemeral reproduction of sound recordings by various non-interactive webcasters, including us. The outcome of these proceedings may result in an increase to our licensing costs.

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

These requirements, and their application, interpretation and amendment, are constantly evolving and developing and have increased upfront compliance costs and liability exposure in the event of a cyberattack or security incident, which costs are likely to further increase in the future. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents.

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

Moreover, further changes in consumer rights, expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers, or to transfer employee data within the corporate group. New consumer rights, including the right for consumers to opt out of the use or sharing of their personal information for targeted advertising purposes, to opt out of the sale of their personal information, or to have their personal information deleted could lead to a depletion of our consumer database. Such new consumer rights and restrictions on our use of consumer data could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers and otherwise hinder our ability to grow our business by extracting value from our data assets.

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

Companies across industries continue to face scrutiny from a variety of stakeholders, including government officials and other policymakers, related to their sustainability or environmental, social, and governance (“ESG”) practices, such as climate change and human capital, among others. Unfavorable perceptions of our approach to or performance regarding such matters could negatively impact our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. As with other companies, our approach to such matters is expected to continue to evolve over time, and we cannot guarantee that our approach will align with the preferences or expectations of any particular stakeholder. Stakeholder expectations vary and, increasingly different stakeholder groups have divergent (or conflicting) views on ESG matters, which increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including legislation, regulation, media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur material costs and any failure to successfully navigate such stakeholder expectations may harm our reputation, including our relationships with various stakeholders, or result in other adverse impacts.

While we have engaged, and expect to continue to engage in, certain voluntary initiatives (such as voluntary disclosures, certifications, and/or goals) to address sustainability matters or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. For example, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined, or perceived, to be erroneous or not in keeping with best practice. We may also modify or terminate certain initiatives or targets, or may be unable to complete them, either on timelines/costs initially anticipated or at all. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary.

There are also increasing and changing regulatory expectations for ESG matters. Various policymakers are imposing domestic and international laws and regulations relating to climate change and sustainability that might require additional investments, disclosure, and the attention of our management team, in connection with implementation and oversight of new practices and reporting processes. These requirements are not always uniform across jurisdictions, and other policymakers have sought to constrain companies' consideration of such matters. Both of these developments, particularly when combined with other stakeholder expectations, will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

As of February 25, 2026, we had 129,552,146 shares of Class A common stock, 21,090,196 shares of Class B common stock and 5,038,369 Special Warrants outstanding. Each Special Warrant is currently exercisable for one share of Class A common stock or Class B common stock and each share of Class B common stock is currently convertible into one share of Class A common stock, in each case subject to the media ownership rules and alien ownership restrictions described in Part I, Item 1, Business, included elsewhere in this Annual Report on Form 10-K. Upon the exercise of any Special Warrants or the conversion of any shares of Class B common stock, your voting rights as a holder of Class A common stock will be proportionately diluted. The issuance of additional shares of Class A common stock would increase the number of our publicly traded shares, which could depress the market price of our Class A common stock.

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

The FCC calculates foreign voting rights separately from equity ownership, and both must be at or below the 25 percent threshold absent a foreign ownership declaratory ruling. To the extent that our aggregate foreign ownership or voting percentages exceed 25 percent, any individual foreign holder of our common stock whose ownership or voting percentage would exceed 5 percent or 10 percent (with the applicable percentage determined pursuant to FCC rules) will additionally be required to obtain the FCC’s specific approval. The FCC has issued declaratory rulings that permit us to be up to 100% foreign-owned and specifically approve certain of our foreign shareholders, subject to certain conditions. We also have pending a petition for declaratory ruling seeking approval for one of our existing, approved foreign investors to reorganize its ownership interest. The acquisition of a significant amount of our stock by a new foreign holder could require us to request additional or modified declaratory rulings from the FCC and to take actions under our certificate of incorporation to ensure our compliance with the Communications Act and FCC regulations until such rulings are granted.

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

To the extent necessary to comply with the Communications Act and FCC rules, policies, and orders, and in accordance with our certificate of incorporation, we may request information from any stockholder or proposed stockholder to determine whether such stockholder’s ownership of shares of capital stock may result in a violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling. We may further take the following actions, among others, to help ensure compliance with and to remedy any actual or potential violation of the Communications Act, FCC rules and policies, or any FCC declaratory ruling, or to prevent the loss or impairment of any of our FCC licenses: (i) prohibit, suspend or rescind the ownership, voting or transfer of any portion of our outstanding capital stock; (ii) redeem capital stock; and (iii) exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction, against any stockholder, to cure any such actual or potential violation or impairment.

The price of our Class A common stock has been and may in the future be volatile.

The price of our Class A common stock has fluctuated and may fluctuate in the future due to a variety of factors, including:

•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•changes in financial estimates and recommendations by securities analysts;
•issuances of shares of our Class A common stock, including upon conversion of our Class B common stock;
•short sellers manipulating our stock, resulting in a price decrease;
•"short squeezes" of our Class A common stock or the common equity of companies in our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale of their shares of our Class A common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt or equity;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or employees. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Class A common stock, which could cause stockholders to lose their investments.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “commit,” “believe,” “may,” “will,” “should,” “can have,” “dedicated to,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, potential impacts from inflation and economic trends, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Additionally, our discussion of certain sustainability assessments, goals and related issues in this or other disclosures is informed by various sustainability standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being, “material”; any references to “materiality” in the context of such discussions and any related assessment of sustainability “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. During the past year, we enhanced our cybersecurity risk management program through the implementation of additional security controls and tools designed to strengthen data protection, email security, and user access to web-based resources. These enhancements were made as part of our ongoing efforts to assess and improve our security posture.

We design and assess our program based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a written information security program detailing the technical, administrative, and physical safeguards we use to protect our information and information systems;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

The Audit Committee reports to the Board regarding its activities, including those related to cybersecurity. The Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff and/or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO, Chief Financial Officer, and Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel and oversees our third-party cybersecurity service providers. Our CISO has 25 years of cybersecurity experience, holds multiple industry recognized certifications, including CRISC, CISA, CDPSE, and PMP and serves on external cybersecurity advisory boards. Our Chief Financial Officer has over 20 years of experience through direct oversight of enterprise risk management and financial operations including oversight of technology‑driven financial controls, experience evaluating cybersecurity investments, and exposure to incident response processes. Our Chief Legal Officer has over 20 years of experience advising on cybersecurity, data governance, and regulatory compliance matters including oversight of cybersecurity legal, regulatory compliance, and Board‑level reporting on cybersecurity matters.

Our management team takes steps to stay informed about and monitor efforts to identify, prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of March 2, 2026:

Name	Age	Position at iHeartMedia	Principal Employment
Robert W. Pittman	72	Chairman and Chief Executive Officer	Same
Richard J. Bressler	68	President, Chief Operating Officer, and Director	Same
Michael B. McGuinness	49	Chief Financial Officer	Same
David Hillman	57	Executive Vice President, Chief Legal Officer and Secretary	Same
Robert Millard	75	Director	Director of Evercore, an international investment bank, and co-founder and Lead Director of L3 Technologies, a major defense technology company
Cheryl Mills	61	Director	Founder and Chief Executive Officer of the BlackIvy Group LLC, a private holding company that builds and operates businesses in Sub-Saharan Africa
Graciela Monteagudo	59	Director	Former Chief Executive Officer of LALA U.S., a producer and distributor of dairy-based products
James A. Rasulo	70	Director	Former Chief Financial Officer and Senior Executive Vice President at The Walt Disney Company, a global mass media and entertainment conglomerate
Kamakshi Sivaramakrishnan	50	Director	Senior Director of Product Management of Snowflake Inc., a cloud-based data storage company
Samuel E. Englebardt	48	Director	Co-founder and Partner at Galaxy Digital, a digital asset financial services company, and Founding General Partner of Galaxy Interactive, a venture capital firm

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock are quoted for trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol “IHRT.” There were 333 stockholders of record of our Class A common stock as of February 25, 2026. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B common stock. There were 21,090,196 shares of our Class B common stock outstanding on February 25, 2026. Holders of shares of the Company's Class B common stock are generally entitled to convert shares of Class B common stock into shares of Class A common stock on a one-for-one basis, subject to the Company’s ability to restrict conversion in order to comply with the Communications Act of 1934, as amended (the “Communications Act”) and Federal Communications Commission (“FCC”) regulations. There were 23 stockholders of record of our Class B common stock as of February 25, 2026. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
On November 5, 2020, the FCC issued a declaratory ruling, permitting the Company to be up to 100% foreign-owned, subject to certain conditions (the "2020 Declaratory Ruling"). On January 8, 2021, the Company exchanged a portion of the outstanding Special Warrants into Class A common stock or Class B common stock, in compliance with the 2020 Declaratory Ruling, the Communications Act and FCC rules. Following the Exchange, the Company’s remaining Special Warrants continue to be exercisable for shares of Class A common stock or Class B common stock. Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of the Company's Class A common stock or Class B common stock, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, (a) subject to certain exceptions, such exercising holder owning more than 4.99 percent of the Company's outstanding Class A common stock or total equity, or (b) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement. There were 5,038,369 Special Warrants outstanding on February 25, 2026.
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

Stock Performance Graph

The following graph provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for iHeartMedia, Inc., our Radio Index* and the Nasdaq Stock Market Index for the period from December 31, 2020 through December 31, 2025.

Indexed Stock Price Close
(Price Adjusted for Stock Splits and Dividends)

2000
1500
1000
500
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
iHeartMedia, Inc.
Peer Group Index
Nasdaq Stock Market Index

Source: Yahoo Finance

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
iHeartMedia, Inc.	1,000	1,621	472	206	153	320
Peer Group Index(1)	1,000	1,191	768	711	265	181
Nasdaq Stock Market Index	1,000	1,214	812	1,165	1,498	1,803
(1)We have constructed a peer group index comprised of other radio companies that includes Cumulus Media, Beasley Broadcast Group, and Sirius Holdings.

Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2025 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	2,602	$2.09	—	$—
November 1 through November 30	591	4.07	—	—
December 1 through December 31	2,053	4.27	—	—
Total	5,246	$3.17	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2025 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 6.  [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Part II, Item 8 of this Annual Report on Form 10-K of iHeartMedia, Inc. (the "Company," "iHeartMedia," "we," "our," or "us").
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

Modernization Initiatives

We implemented operating expense savings initiatives during 2024 to streamline our organization and increase automation and the use of technology. These modernization efforts included headcount reductions and other cost saving actions, which resulted in approximately $150 million of net savings for full year 2025. We implemented additional initiatives in the fourth quarter of 2025, primarily headcount reductions, that are expected to generate approximately $50 million of additional annual savings beginning in 2026. We are also implementing $50 million of new in-year cost savings initiatives that are expected to begin benefiting us in the second quarter of 2026, bringing total in-year 2026 savings to approximately $100 million. We continue to explore opportunities for further efficiencies.

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

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on our testing, the estimated fair value of our FCC licenses was below their carrying values. As a result, we recognized a non-cash impairment charge of $208.5 million on our FCC licenses as a result of our July 1, 2025 annual testing.

Additionally, we recognized non-cash impairment charges of $304.1 million to our FCC license balances as a result of our June 30, 2024 interim testing.

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

The fair values of our reporting units were measured as of July 1, 2025 as part of our annual impairment assessment and no goodwill impairment was recorded as the estimated fair values of our reporting units exceeded the carrying values of the reporting units’ net assets, including goodwill. No impairment was required as part of the 2024 annual impairment testing. For more information, see Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill for a further description of the impairment charges and annual impairment tests. Additionally, we recognized non-cash impairment charges of $616.1 million to our goodwill balance as a result of our June 30, 2024 interim testing.

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

Executive Summary

Consolidated revenues for the year ended December 31, 2025 increased primarily due to an increase in digital and podcast advertising revenue driven by a continued increase in demand for digital advertising and an increase in non-cash trade revenue resulting from strategic marketing initiatives, partially offset by a decrease in political revenues in our Multiplatform Group and Audio and Media Service Group as 2024 was a presidential election year, as well as lower spending on radio advertising as a result of continued uncertain market conditions.
The key developments in our business for the year ended December 31, 2025 are summarized below:
•Consolidated Revenue of $3,865.0 million increased $10.5 million, or 0.3%, during 2025 compared to Consolidated Revenue of $3,854.5 million in 2024.
•Multiplatform Group Revenue decreased $99.4 million, or 4.2%, and Segment Adjusted EBITDA decreased $47.0 million, or 10.2%, compared to 2024.
•Digital Audio Group Revenue increased $164.9 million, or 14.2%, and Segment Adjusted EBITDA increased $77.8 million, or 20.5%, compared to 2024.
•Audio & Media Services Group Revenue decreased $54.5 million, or 16.7%, and Segment Adjusted EBITDA decreased $47.2 million, or 33.6%, compared to 2024.
•Operating loss of $20.6 million improved $742.5 million from Operating loss of $763.1 million in 2024. 2025 included $213.9 million of non-cash impairment charges primarily related to our FCC licenses. 2024 included $922.7 million of non-cash impairment charges primarily related to our goodwill and FCC licenses balances.
•Net loss of $471.9 million improved $537.6 million compared to Net loss of $1,009.5 million in 2024.
•Cash flows provided by operating activities of $92.6 million increased $21.2 million from $71.4 million in 2024.
•Adjusted EBITDA(1) of $685.8 million decreased $19.9 million from $705.6 million in 2024.
•Free cash flow(2) of $10.9 million increased $37.1 million from $(26.2) million in 2024.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Year Ended December 31,		%
	2025	2024	Change
Revenue	$3,864,991	$3,854,532	0.3%
Operating loss	(20,640)	(763,108)	(97.3)%
Net loss	(471,887)	(1,009,494)	(53.3)%
Cash provided by operating activities	92,583	71,429	29.6%

Adjusted EBITDA(1)	$685,767	$705,617	(2.8)%
Free cash flow(2)	10,911	(26,165)	(141.7)%
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

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2023, including a year-to-year comparison between 2024 and 2023, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

The table below presents the comparison of our historical results of operations:

(In thousands)	Year Ended December 31,
	2025	2024
Revenue	$3,864,991	$3,854,532
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,613,426	1,588,931
Selling, general and administrative expenses (excludes depreciation and amortization)	1,687,616	1,693,679
Depreciation and amortization	360,047	409,582
Impairment charges	213,908	922,681
Other operating expense, net	10,634	2,767
Operating loss	(20,640)	(763,108)
Interest expense, net	402,535	379,434
Gain (loss) on investments, net	(43,025)	75,523
Equity in loss of nonconsolidated affiliates	(6,998)	(2,646)
Loss on extinguishment of debt and exchange costs	(1,577)	(97,305)
Other income (expense)	1,093	(926)
Loss before income taxes	(473,682)	(1,167,896)
Income tax benefit	1,795	158,402
Net loss	(471,887)	(1,009,494)
Less amount attributable to noncontrolling interest	979	447
Net loss attributable to the Company	$(472,866)	$(1,009,941)
The table below presents the comparison of our revenue streams:

(In thousands)	Year Ended December 31,		%
	2025	2024	Change
Broadcast Radio	$1,633,403	$1,726,934	(5.4)%
Networks	439,770	437,212	0.6%
Sponsorship and Events	182,015	187,344	(2.8)%
Other	18,361	21,419	(14.3)%
Multiplatform Group	2,273,549	2,372,909	(4.2)%
Digital, excluding Podcast	765,698	715,736	7.0%
Podcast	563,724	448,779	25.6%
Digital Audio Group	1,329,422	1,164,515	14.2%
Audio & Media Services Group	272,545	327,055	(16.7)%
Eliminations	(10,525)	(9,947)
Revenue, total	$3,864,991	$3,854,532	0.3%

Consolidated results for the year ended December 31, 2025 compared to the consolidated results for the year ended December 31, 2024 were as follows:
Revenue
Consolidated revenue increased $10.5 million during the year ended December 31, 2025 compared to 2024. Multiplatform Group revenue decreased $99.4 million, primarily resulting from a decrease in broadcast advertising in connection with continued uncertain market conditions and lower political revenues, as 2024 was a presidential election year, partially offset by an increase in non-cash trade revenue resulting from strategic marketing initiatives. Digital Audio Group revenue increased $164.9 million, driven primarily by continuing increases in demand for digital and podcast advertising as well as increased non-cash trade revenue resulting from strategic marketing initiatives. Audio & Media Services revenue decreased $54.5 million largely due to lower political revenues, as 2024 was a presidential election year, as well as nonrecurring contract termination fees earned by Katz Media in 2024, partially offset by an increase in demand for digital advertising.
Direct operating expenses
Consolidated direct operating expenses increased $24.5 million during the year ended December 31, 2025 compared to 2024. The increase was primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in digital revenues, partially offset by a decrease in employee compensation cost in connection with modernization initiatives taken in 2024.
Selling, general and administrative (“SG&A”) expenses
Consolidated SG&A expenses decreased $6.1 million during the year ended December 31, 2025 compared to 2024. The decrease was driven primarily by a decrease in costs incurred in connection with executing on our cost savings initiatives, including decreased employee compensation cost due to our modernization initiatives, and lower sales commissions related to the decline in broadcast revenue, partially offset by increases in non-cash trade and barter expense related to strategic marketing initiatives, employee benefit expense related to the reestablishment of the 401(k) match program during the first quarter of 2025, bonus expense, and cash-settled share-based compensation expense driven by the increase in our stock price.
Depreciation and amortization

Depreciation and amortization decreased $49.5 million during 2025 compared to 2024, primarily as a result of a lower fixed asset base due to lower levels of capital expenditures.

Impairment charges

During the year ended December 31, 2025, we recorded non-cash impairment charges of $213.9 million to primarily reduce the carrying values of our indefinite-lived FCC licenses to their estimated fair values as a result of the annual impairment assessment. No impairment related to our goodwill was recorded during the year ended December 31, 2025. We perform our annual impairment test on our goodwill and FCC licenses as of July 1 of each year. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K for more information.

During the year ended December 31, 2024, we recorded non-cash impairment charges of $922.7 million, to primarily reduce the carrying values of our indefinite-lived FCC licenses and our goodwill to their estimated fair values as a result of the interim impairment assessments performed in the second quarter of 2024. The impairment charges resulted from the economic uncertainty due to inflation and higher interest rates that has had an adverse impact on our results and has resulted in a significant decrease in the trading values of our debt and equity securities for a sustained period. No impairment was required for our goodwill and FCC licenses as part of the 2024 annual impairment testing.

Interest expense, net

Interest expense, net increased $23.1 million during 2025 compared to 2024 primarily as a result of an increase in contractual interest rates in connection with the debt exchange transaction that closed in the fourth quarter of 2024.

Gain (loss) on investments, net
During the year ended December 31, 2025, we recognized a loss on investments, net of $43.0 million related to declines in the value of certain investments. During the year ended December 31, 2024, we recognized a gain on investments, net of $75.5 million primarily due to the $101.4 million gain recognized on the sale of our investment in Broadcast Music, Inc. ("BMI") in the first quarter of 2024, partially offset by declines in the value of certain investments.
Loss on extinguishment of debt and exchange costs
In connection with the debt exchange transaction that closed in the fourth quarter of 2024, we recognized costs of $1.6 million and $97.3 million during the years ended December 31, 2025 and 2024, respectively, primarily related to exchange fees incurred to facilitate the Debt Exchange Transaction.
Income tax benefit
Our effective tax rate for the year ended December 31, 2025 was 0.4%. The effective tax rate was primarily impacted by the valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets for disallowed interest expense carryforwards and state net operating losses due to the uncertainty regarding our ability to utilize those assets in future periods. The valuation allowance build was partially reduced due to the enactment of the One Big Beautiful Bill Act ("OBBBA") tax provisions discussed in Note 8, Income Taxes.
Our effective tax rate for the year ended December 31, 2024 was 13.6%. The effective tax rate was primarily impacted by the valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets for disallowed interest expense carryforwards and state net operating losses due to the uncertainty regarding our ability to utilize those assets in future periods. The valuation build for the year was offset fully by the tax impact of the debt transaction discussed in Note 6, Long-term Debt and Note 8, Income Taxes, that resulted in excluded cancellation of debt income and capital loss carryforward attribute reductions and the reduction of valuation allowances against those capital loss carryforwards. In addition, we recorded a GAAP impairment charge to our non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.
Net loss attributable to the Company
Net loss attributable to the Company of $472.9 million for the year ended December 31, 2025 improved $537.1 million compared to Net loss attributable to the Company of $1,009.9 million during the year ended December 31, 2024. The improvement was due to the non-cash impairment charges of $922.7 million recognized in 2024 compared to the $213.9 million recognized in 2025, partially offset by the $101.4 million gain recognized on the sale of our investment in BMI in the first quarter of 2024.

Multiplatform Group Results

(In thousands)	Year Ended December 31,		%
	2025	2024	Change
Revenue	$2,273,549	$2,372,909	(4.2)%
Operating expenses(1)	1,859,329	1,911,643	(2.7)%
Segment Adjusted EBITDA	$414,220	$461,266	(10.2)%
Segment Adjusted EBITDA margin	18.2%	19.4%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Multiplatform Group decreased $99.4 million compared to 2024, primarily due to a decrease in broadcast advertising in connection with continued uncertain market conditions, as well as lower political revenues as 2024 was a presidential election year, partially offset by an increase in non-cash trade revenue resulting from strategic marketing initiatives. Broadcast revenue decreased $93.5 million, or 5.4%, year-over-year driven by lower spot and political revenues. Networks revenue increased $2.6 million or 0.6% year-over-year. Revenue from Sponsorship and Events decreased $5.3 million, or 2.8%, year-over-year.
Operating expenses decreased $52.3 million, driven primarily by a decrease in employee compensation cost due to our modernization initiatives, as well as lower sales commissions related to the decline in broadcast revenue, partially offset by higher trade and barter expenses, and an increase in bonus expense.
Digital Audio Group Results

(In thousands)	Year Ended December 31,		%
	2025	2024	Change
Revenue	$1,329,422	$1,164,515	14.2%
Operating expenses(1)	872,731	785,575	11.1%
Segment Adjusted EBITDA	$456,691	$378,940	20.5%
Segment Adjusted EBITDA margin	34.4%	32.5%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Digital Audio Group increased $164.9 million compared to the prior year, driven by Podcast revenue which increased by $114.9 million, or 25.6% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $50.0 million, or 7.0% year-over-year, primarily due to an increase in demand for digital advertising, as well as increased non-cash trade revenue resulting from strategic marketing initiatives.

Operating expenses increased $87.2 million primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in revenues, and higher non-cash trade expense.

Audio & Media Services Group Results

(In thousands)	Year Ended December 31,		%
	2025	2024	Change
Revenue	$272,545	$327,055	(16.7)%
Operating expenses(1)	179,117	186,381	(3.9)%
Segment Adjusted EBITDA	$93,428	$140,674	(33.6)%
Segment Adjusted EBITDA margin	34.3%	43.0%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Revenue from our Audio & Media Services Group decreased $54.5 million compared to the prior year, primarily due to lower political revenues as 2024 was a presidential election year, a decrease in broadcast advertising in connection with uncertain market conditions, and contract termination fees earned by Katz Media in 2024, partially offset by increased demand for digital advertising.

Operating expenses decreased $7.3 million primarily due to a decrease in employee compensation cost due to our modernization initiatives and lower commissions as revenue declined.

Non-GAAP Financial Measures

Reconciliations of Operating loss to Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2025	2024
Operating loss	$(20,640)	$(763,108)
Depreciation and amortization	360,047	409,582
Impairment charges	213,908	922,681
Other operating expense, net	10,634	2,767
Share-based compensation expense	44,104	32,311
Restructuring expenses	77,714	101,384
Adjusted EBITDA(1)	$685,767	$705,617
Reconciliations of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Year Ended December 31,
	2025	2024
Net loss	$(471,887)	$(1,009,494)
Income tax benefit	(1,795)	(158,402)
Interest expense, net	402,535	379,434
Depreciation and amortization	360,047	409,582
EBITDA	$288,900	$(378,880)
(Gain) loss on investments, net	43,025	(75,523)
Loss on extinguishment of debt and exchange costs	1,577	97,305
Other (income) expense, net	(1,093)	926
Equity in loss of nonconsolidated affiliates	6,998	2,646
Impairment charges	213,908	922,681
Other operating expense, net	10,634	2,767
Share-based compensation expense	44,104	32,311
Restructuring expenses	77,714	101,384
Adjusted EBITDA(1)	$685,767	$705,617
(1)We define Adjusted EBITDA as consolidated Operating loss adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax benefit, Interest expense, net, Depreciation and amortization, (Gain) loss on investments, net, Loss on extinguishment of debt and exchange costs, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, Impairment charges, Other operating expense, net, Share-based compensation expense, and restructuring expenses. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating loss. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating loss or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with Operating loss and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliations of Cash provided by operating activities to Free cash flow

(In thousands)	Year Ended December 31,
	2025	2024
Cash provided by operating activities	$92,583	$71,429
Purchases of property, plant and equipment	(81,672)	(97,594)
Free cash flow(1)	$10,911	$(26,165)
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

Share-based compensation expenses are recorded in the statement of comprehensive loss as Selling, general and administrative expenses and were $44.1 million and $32.3 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 there was $14.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements with vesting based solely on service conditions. This cost is expected to be recognized over a weighted average period of approximately 1.5 years and assumes Performance RSUs will be fully earned at target. See Note 9, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Year Ended December 31,
	2025	2024
Cash provided by (used for):
Operating activities	$92,583	$71,429
Investing activities	(66,240)	508
Financing activities	(15,313)	(158,345)
Free Cash Flow(1)	10,911	(26,165)
(1)For a definition of Free cash flow and a reconciliation to Cash provided by operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by operating activities to Free cash flow” in this MD&A.

Operating Activities
Cash provided by operating activities was $92.6 million in 2025 compared to $71.4 million of cash provided by operating activities in 2024. The increase was primarily due to the timing of interest payments as accrued interest was paid in the fourth quarter of 2024 upon closing of the debt exchange transaction that would have been paid in 2025 under the old debt terms, and an increase in deferred revenues based on the timing of payments received, partially offset by the decrease in political revenues.
Investing Activities
Cash used for investing activities of $66.2 million during the year ended December 31, 2025 primarily reflects $81.7 million in cash used for capital expenditures and $21.5 million of proceeds received from the sale of certain land assets. For capital expenditures, we spent $39.1 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $19.9 million in our Digital Audio Group segment primarily related to IT infrastructure, $14.6 million in our Audio & Media Services Group segment, primarily related to software, and $8.1 million in Corporate primarily related to equipment and software purchases.

Cash provided by investing activities of $0.5 million during the year ended December 31, 2024 primarily reflects $101.4 million of proceeds received from the sale of our investment in BMI, partially offset by $97.6 million in cash used for capital expenditures. For capital expenditures, we spent $52.2 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $22.5 million in our Digital Audio Group segment primarily related to IT infrastructure, $10.4 million in our Audio & Media Services Group segment, primarily related to software, and $12.5 million in Corporate primarily related to equipment and software purchases.

Financing Activities

Cash used for financing activities totaled $15.3 million during the year ended December 31, 2025 primarily due to the quarterly amortization payments on the Term Loan Facility due 2029 and payments reducing our debt premium recorded in connection with the debt exchange transaction completed in the fourth quarter of 2024 and the $50.0 million repayment towards the outstanding balance on the $450.0 million ABL Facility (as defined below), largely offset by the $100.0 million borrowed under the $450.0 million ABL Facility.

Cash used for financing activities totaled $158.3 million during the year ended December 31, 2024 primarily relates to $150.5 million of cash paid as partial principal repayment in connection with the Debt Exchange Transaction.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $270.9 million as of December 31, 2025, and cash flows from operations. During the year ended December 31, 2025, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $100.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (as amended, the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. During the fourth quarter of 2025, we repaid $50.0 million of the outstanding balance. The remaining funds outstanding are available to support working capital requirements and general corporate purposes. As of December 31, 2025, the ABL Facility had a facility size of $450.0 million, and $31.1 million in outstanding letters of credit, resulting in $368.9 million available for borrowing following the $50.0 million of outstanding borrowings. Our total available liquidity1 as of December 31, 2025 was $639.8 million.
We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact our revenues and cash flows. For the year ended December 31, 2025, our consolidated revenues increased slightly compared to the year ended December 31, 2024 primarily due to revenue growth in our Digital Audio Group, partially offset by lower political revenue as 2024 was a presidential election year, which primarily impacted our Multiplatform Group and Audio and Media Service Group, as well as lower broadcast revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of this MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2026 will be to fund working capital, make tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at December 31, 2025, we anticipate cash payments to service our debt of approximately $508.5 million in 2026. These debt service cash payments include principal amounts maturing in 2026, interest, quarterly term loan amortization payments and payments related to the debt premium. Future increases in interest rates could have a significant impact on our cash interest payments. For a description of the Company's future maturities of long-term debt, see Note 6, Long-Term Debt, and for a description of the Company's non-cancelable operating lease agreements and other contractual commitments, see Note 7, Commitments and Contingencies.

We acknowledge the challenges posed by the market uncertainty as a result of global economic weakness and other macroeconomic and political trends, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest and debt maturity payments on our long-term debt for at least the next twelve months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

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

Sources of Capital

As of December 31, 2025 and 2024, we had the following debt outstanding:

(In thousands)	December 31,
	2025	2024
Asset-based Revolving Credit Facility due 2027(1)	$50,000	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(2)	2,124,267	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt	3,934	5,008
Long-term debt fees	(7,220)	(8,974)
Debt Premium(3)	242,151	289,752
Total Debt	$5,053,091	$5,071,469
Less: Debt Premium	242,151	289,752
Less: Cash and cash equivalents	270,921	259,580
Net Debt(4)	$4,540,019	$4,522,137
(1)During the quarter ended December 31, 2025, iHeartCommunications repaid $50.0 million of the outstanding $100.0 million previously borrowed under the ABL Facility during 2025.
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

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of December 31, 2025, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended December 31, 2025. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of December 31, 2025, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 6, Long-Term Debt.

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
Supplemental Financial Information under Debt Agreements
Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the year ended December 31, 2025, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of December 31, 2025, we were in compliance with all covenants related to our debt agreements.
Uses of Capital
Capital Expenditures
Capital expenditures for the years ended December 31, 2025 and 2024 are discussed in the Cash Flows section above.
Dividends
Holders of shares of our Class A common stock are entitled to receive dividends, on a per share basis, when and if declared by our Board out of funds legally available therefor and whenever any dividend is made on the shares of our Class B common stock subject to certain exceptions set forth in our certificate of incorporation. See Note 9, Stockholders' Deficit, to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.
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

Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2025, approximately 45% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 100 bps change in floating interest rates, it is estimated that the interest expense for the twelve months ended December 31, 2025 would change by $22.1 million.

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

FCC licenses were valued using a market approach to estimate the fair value by referencing recent transactions involving comparable spectrum assets. This method considers observable market data, adjusted for differences in signal strength and market size.

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

At December 31, 2025, the carrying value of our FCC licenses was $601.4 million after the impairment of $208.5 million. An increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.

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
•In order to risk adjust the cash flow projections in determining fair value, we utilized discount rates between 15% and 16% for each of our reporting units.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iHeartMedia, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Valuation of Multiplatform Group Reporting Unit Goodwill

Description of the Matter
As described in Note 1 and Note 4 to the consolidated financial statements, at December 31, 2025 the Company’s goodwill was $1.1 billion, which includes $731.5 million of goodwill related to the Multiplatform Group (“MPG”) reporting unit. Management conducts impairment tests for goodwill annually, or more frequently, if events or circumstances indicate the carrying value of goodwill may be impaired. The Company performed its annual impairment test for MPG goodwill as of July 1, 2025.

Auditing management’s impairment test for MPG’s goodwill was complex and judgmental and required the involvement of a valuation specialist. The fair value of this reporting unit was estimated by the Company using a discounted cash flow model. The Company’s discounted cash flow model involved assumptions such as projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rate. These assumptions are sensitive to and are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the assumptions described above and management’s review of data used in their valuation models. This included evaluating controls over the Company’s forecasting process used to develop the estimated future cash flows.

To test the estimated fair value of the MPG reporting unit, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. We compared the projected cash flows to the Company’s historical cash flows, the Company’s peer group, and other available market forecast information, including third-party projections for the advertising industry. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rate. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

Valuation of FCC licenses
Description of the Matter
As described in Note 1 and Note 4 to the consolidated financial statements, at December 31, 2025 the Company’s FCC licenses with indefinite lives were $0.6 billion. Management conducts impairment tests for FCC licenses annually, or more frequently, if events or circumstances indicate the carrying value of their FCC licenses may be impaired. On July 1, 2025, the Company performed its annual impairment test which resulted in recorded FCC license impairment charges of $208.5 million.

The fair value of the FCC licenses was estimated by the Company using a combination of the discounted cash flow model and market approach. Auditing management’s impairment test for FCC licenses using the discounted cash flow model was complex and judgmental and required the involvement of a valuation specialist. The Company’s discounted cash flow models involved assumptions such as projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rates. These assumptions are sensitive to and affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s FCC licenses impairment review process, including controls over management’s review of the assumptions described above and management’s review of data used in their valuation models.

To test the estimated fair values of the Company’s FCC licenses, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. We compared the projected revenue growth rates and EBITDA margins utilized within the forecasted cash flows to external third-party projections for the advertising industry, to the Company’s peer group, and to the recent historical results of the Company. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rates. Further, we involved our valuation specialist to assist in recalculating the fair values determined under the market approach. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the FCC licenses that would result from changes in the assumptions. Additionally, we have recalculated the impairment charges recorded to FCC Licenses where the estimated fair value is below their carrying values at the impairment assessment date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1986, but we are unable to determine the specific year.
San Antonio, Texas
March 2, 2026

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	December 31, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$270,921	$259,580
Accounts receivable, net of allowance of $30,467 in 2025 and $36,552 in 2024	959,446	993,328
Prepaid expenses	190,383	97,332
Other current assets	38,577	11,602
Total Current Assets	1,459,327	1,361,842
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	398,240	489,843
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	601,440	809,928
Other intangibles, net	713,777	927,582
Goodwill	1,105,496	1,105,156
OTHER ASSETS
Operating lease right-of-use assets	625,788	668,165
Other assets	221,935	209,180
Total Assets	$5,126,003	$5,571,696
CURRENT LIABILITIES
Accounts payable	$271,429	$253,264
Current operating lease liabilities	60,968	69,516
Accrued expenses	297,296	348,119
Accrued interest	74,111	22,535
Deferred revenue	190,186	154,345
Current portion of long-term debt	73,429	22,501
Total Current Liabilities	967,419	870,280
Long-term debt	4,979,662	5,048,968
Noncurrent operating lease liabilities	674,192	716,586
Deferred income taxes	86,685	102,898
Other long-term liabilities	245,056	204,744
Commitments and contingent liabilities (Note 7)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	4,629	5,289
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 131,438,774 and 127,474,033 shares in 2025 and 2024, respectively	132	128
Class B Common Stock, par value 0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,090,196 and 21,285,914 shares in 2025 and 2024, respectively	21	21
Special Warrants, 5,038,369 and 5,039,323 issued and outstanding in 2025 and 2024, respectively	—	—
Additional paid-in capital	2,995,250	2,975,703
Accumulated deficit	(4,812,949)	(4,340,083)
Accumulated other comprehensive loss	(1,878)	(1,885)
Cost of shares (2,364,267 in 2025 and 1,587,031 in 2024) held in treasury	(12,216)	(10,953)
Total Stockholders' Deficit	(1,827,011)	(1,371,780)
Total Liabilities and Stockholders' Deficit	$5,126,003	$5,571,696

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Year Ended December 31,
	2025	2024	2023
Revenue	$3,864,991	$3,854,532	$3,751,025
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,613,426	1,588,931	1,494,234
Selling, general and administrative expenses (excludes depreciation and amortization)	1,687,616	1,693,679	1,656,171
Depreciation and amortization	360,047	409,582	428,483
Impairment charges	213,908	922,681	965,087
Other operating expense	10,634	2,767	4,361
Operating loss	(20,640)	(763,108)	(797,311)
Interest expense, net	402,535	379,434	389,775
Gain (loss) on investments, net	(43,025)	75,523	(28,130)
Equity in loss of nonconsolidated affiliates	(6,998)	(2,646)	(3,530)
Gain (loss) on extinguishment of debt and exchange costs	(1,577)	(97,305)	56,724
Other income (expense), net	1,093	(926)	(655)
Loss before income taxes	(473,682)	(1,167,896)	(1,162,677)
Income tax benefit	1,795	158,402	62,338
Net loss	(471,887)	(1,009,494)	(1,100,339)
Less amount attributable to noncontrolling interest	979	447	2,321
Net loss attributable to the Company	$(472,866)	$(1,009,941)	$(1,102,660)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(757)	203
Other comprehensive income (loss), net of tax	7	(757)	203
Comprehensive loss	(472,859)	(1,010,698)	(1,102,457)
Less amount attributable to noncontrolling interest	—	—	—
Comprehensive loss attributable to the Company	$(472,859)	$(1,010,698)	$(1,102,457)

Net loss attributable to the Company per common share:
Basic	$(3.06)	$(6.68)	$(7.39)
Weighted average common shares outstanding - Basic	154,295	151,272	149,255
Diluted	$(3.06)	$(6.68)	$(7.39)
Weighted average common shares outstanding - Diluted	154,295	151,272	149,255
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2022	122,370,425	21,477,181	5,111,312	$9,609	$144	$2,912,500	$(2,227,482)	$(1,331)	$(8,934)	$684,506
Net income (loss)				2,321	—	—	(1,102,660)	—	—	(1,100,339)
Vesting of restricted stock and other	1,789,603			—	2	(2)	—	—	(1,193)	(1,193)
Share-based compensation				—	—	34,598	—	—	—	34,598
Dividends declared and paid to noncontrolling interests				(2,533)	—	—	—	—	—	(2,533)
Conversion of Special Warrants to Class A and B Shares	9,383	59	(9,442)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	129,877	(129,877)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	203	—	203
Balances at December 31, 2023	124,299,288	21,347,363	5,101,870	$9,397	$146	$2,947,096	$(3,330,142)	$(1,128)	$(10,127)	$(384,758)
Net income (loss)				447	—	—	(1,009,941)	—	—	(1,009,494)
Vesting of restricted stock and other	3,050,749			—	3	(3)	—	—	(826)	(826)
Share-based compensation				—	—	28,610	—	—	—	28,610
Dividends declared and paid to noncontrolling interests				(4,555)	—	—	—	—	—	(4,555)
Conversion of Special Warrants to Class A and B Shares	62,547		(62,547)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	61,449	(61,449)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(757)	—	(757)
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)
Net income (loss)				979	—	—	(472,866)	—	—	(471,887)
Vesting of restricted stock and other	3,768,069			—	4	(4)	—	—	(1,263)	(1,263)
Share-based compensation				—	—	19,551	—	—	—	19,551
Dividends declared and paid to noncontrolling interests				(1,639)	—	—	—	—	—	(1,639)
Conversion of Special Warrants to Class A and B Shares	932	22	(954)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	195,740	(195,740)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	7	—	7
Balances at December 31, 2025	131,438,774	21,090,196	5,038,369	$4,629	$153	$2,995,250	$(4,812,949)	$(1,878)	$(12,216)	$(1,827,011)

(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2025, 2024, 2023, or 2022.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(471,887)	$(1,009,494)	$(1,100,339)
Reconciling items:
Impairment charges	213,908	922,681	965,087
Depreciation and amortization	360,047	409,582	428,483
Deferred taxes	(16,210)	(236,863)	(144,588)
Provision for doubtful accounts	19,173	15,888	29,488
Amortization of deferred financing charges and note discounts, net	3,013	5,611	6,739
Share-based compensation	19,551	28,610	34,598
Loss on disposal of operating and other assets	9,555	1,466	2,290
(Gain) loss on investments, net	43,025	(75,523)	28,130
Equity in loss of nonconsolidated affiliates	6,998	2,646	3,530
(Gain) loss on extinguishment of debt	—	275	(56,724)
Barter and trade income	(141,131)	(53,170)	(54,052)
Other reconciling items, net	(869)	1,594	347
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	16,783	28,388	(31,091)
(Increase) Decrease in prepaid & other current assets	(32,519)	11,470	(5,388)
Decrease in other long-term assets	852	814	7,269
Increase (Decrease) in accounts payable	18,597	18,593	(3,097)
Increase (Decrease) in accrued expenses	(40,694)	54,508	87,773
Increase (Decrease) in accrued interest	43,805	(39,453)	(2,177)
Increase (Decrease) in deferred revenue	26,003	(18,179)	18,135
Increase (Decrease) in other long-term liabilities	14,583	1,985	(1,351)
Net cash provided by operating activities	92,583	71,429	213,062
Cash flows from investing activities:
Purchases of property, plant and equipment	(81,672)	(97,594)	(102,670)
Proceeds from disposal of assets	21,539	3,154	56,956
Proceeds from sale of investment securities	1,656	101,756	3,864
Change in other, net	(7,763)	(6,808)	(9,484)
Net cash provided by (used for) investing activities	(66,240)	508	(51,334)
Cash flows from financing activities:
Proceeds from revolving credit facilities	100,000	—	—
Payments on revolving credit facilities	(50,000)	—	—
Payments on long term debt	(62,360)	(151,357)	(148,433)
Dividends and other payments to noncontrolling interests	(1,639)	(4,555)	(2,533)
Change in other, net	(1,314)	(2,433)	(1,192)
Net cash used for financing activities	(15,313)	(158,345)	(152,158)
Effect of exchange rate changes on cash	311	(394)	151
Net increase (decrease) in cash, cash equivalents and restricted cash	11,341	(86,802)	9,721
Cash, cash equivalents and restricted cash at beginning of period	259,580	346,382	336,661
Cash, cash equivalents and restricted cash at end of period	$270,921	$259,580	$346,382
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$361,175	$427,467	$392,687
Cash paid during the year for income taxes, net	16,330	13,394	14,006
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
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including Federal Communication Commission ("FCC") licenses, as of July 1 of each year. As a result of the 2025 annual testing, the Company recognized a non-cash impairment charge of $208.5 million on its FCC licenses as of July 1, 2025 and for the year ended December 31, 2025. During 2024, the Company performed interim impairment testing which resulted in a non-cash impairment charge of $304.1 million on its FCC licenses as of June 30, 2024.
The annual impairment test for each reporting unit's goodwill resulted in no impairment charges as of July 1, 2025 and for the year ended December 31, 2025. The interim impairment testing as of June 30, 2024 resulted in a non-cash impairment charge of $616.1 million to reduce the Company's goodwill balance.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2025, iHeartCommunications borrowed $100.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (as amended, the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. During the fourth quarter of 2025, the Company repaid $50.0 million of the outstanding balance. The remaining funds outstanding are available to support working capital requirements and general corporate purposes. As of December 31, 2025, the ABL Facility had a facility size of $450.0 million and $31.1 million in outstanding letters of credit, resulting in $368.9 million available for borrowing following the $50.0 million of outstanding borrowings.
As of December 31, 2025, the Company had approximately $270.9 million in cash and cash equivalents, and total available liquidity was $639.8 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
practical expedient to not separate non-lease components from the associated lease component for all classes of the Company's assets.
When the Company decides to abandon a leased property before the expiration of the lease term, management assesses whether such property will be subleased. If it is determined that subleasing the property for the remaining lease term is reasonable, management estimates the fair value of the sublease payments to be received and compares the estimated fair value to the ROU asset. To the extent the estimated fair value is less than the net book value of the ROU asset, the Company records a non-cash impairment charge for the difference, and the remaining ROU asset is recorded ratably over the remaining lease term. If it is determined that subleasing the property for the remaining lease term is not reasonable (e.g., the remaining lease term is too short to reasonably expect the property to be subleased), amortization of the net book value of the ROU asset is accelerated and recognized as expense ratably from the decision date to the date the Company ceases use of the property.
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment. The Company’s indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a significant change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.
The Company performs its annual impairment test for its FCC licenses using a combination of direct and market valuation approaches. The Company engages a third-party valuation firm to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses. The Company performs its annual impairment test on its FCC licenses on July 1 of each year, and performs interim impairment tests whenever events and circumstances indicate that the FCC licenses might be impaired.
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
Key assumptions using the direct valuation method are market revenue growth rates, profit margin, and the risk-adjusted discount rate, as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. The Company obtained recent broadcast radio industry revenue projections which it considered along with various other sources of data in developing the assumptions used for purposes of performing impairment testing on its FCC licenses.
FCC licenses valued using a market approach estimate the fair value by referencing recent transactions involving comparable spectrum assets. This method considers observable market data, adjusted for differences in signal strength and market size. In

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applying the market approach, the Company considered current market conditions and industry trends in evaluating the relevance and comparability of observed transactions.

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
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2025 and 2024.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt
In connection with the completed exchange offers in December 2024, the Company performed an assessment by debt holder and determined that a portion met the criteria for the exchange transactions to be accounted for as a troubled debt restructuring under ASC 470-60 and a portion met the criteria for exchange transactions to be accounted for as a modification under ASC 470-50. In both instances, the carrying value of the applicable new debt was established at the carrying value of the applicable existing debt and the Company established new effective interest rates based on the carrying value of the existing debt prior to the debt exchange. The difference between the carrying value of the existing debt and the new debt is reflected as debt premium.

For more information regarding the completed exchange offers, refer to Note 6, Long-Term Debt.

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
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $289.7 million, $254.9 million, and $233.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, which includes $266.3 million, $230.0 million, and $210.2 million in barter advertising, respectively.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2025 presentation, including reclassifying prepaid expense assets associated with trade and barter arrangements from “(Increase) Decrease in prepaid expenses and other current assets” to “Barter and trade income” in the Consolidated Statements of Cash Flows.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash
As of December 31, 2025 and 2024, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
Certain Relationships and Related Party Transactions

From time to time, certain companies in which the Company holds minority equity interests, purchase advertising in the ordinary course. None of these ordinary course transactions have had a material impact on the Company.

New Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company retrospectively adopted this guidance beginning with the 2023 annual period.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Update 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This update focuses on the disaggregation of income statement expenses, requiring entities to provide more detailed disclosures about certain expenses in their financial statements. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard on its disclosures, including timing and method of adoption.

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

In December 2025, the FASB issued Update 2025-12 — Codification Improvements, which provides for several updates to the codification. The amendments of ASU 2025-12 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements, including timing and method of adoption.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table shows revenue streams for the Company:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio and Media Services Group	Eliminations	Consolidated
Year Ended December 31, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$1,633,403	$—	$—	$—	$1,633,403
Networks(2)	439,770	—	—	—	439,770
Sponsorship and Events(3)	182,015	—	—	—	182,015
Digital, excluding Podcast(4)	—	765,698	—	(4,827)	760,871
Podcast(5)	—	563,724	—	—	563,724
Audio & Media Services(6)	—	—	272,545	(5,698)	266,847
Other(7)	17,799	—	—	—	17,799
Total	2,272,987	1,329,422	272,545	(10,525)	3,864,429
Revenue from leases(8)	562	—	—	—	562
Revenue, total	$2,273,549	$1,329,422	$272,545	$(10,525)	$3,864,991

Year Ended December 31, 2024
Revenue from contracts with customers:
Broadcast Radio(1)	$1,726,934	$—	$—	$—	$1,726,934
Networks(2)	437,212	—	—	—	437,212
Sponsorship and Events(3)	187,344	—	—	—	187,344
Digital, excluding Podcast(4)	—	715,736	—	(4,626)	711,110
Podcast(5)	—	448,779	—	—	448,779
Audio & Media Services(6)	—	—	327,055	(5,321)	321,734
Other(7)	20,632	—	—	—	20,632
Total	2,372,122	1,164,515	327,055	(9,947)	3,853,745
Revenue from leases(8)	787	—	—	—	787
Revenue, total	$2,372,909	$1,164,515	$327,055	$(9,947)	$3,854,532

Year Ended December 31, 2023
Revenue from contracts with customers:
Broadcast Radio(1)	$1,752,166	$—	$—	$—	$1,752,166
Networks(2)	466,404	—	—	—	466,404
Sponsorship and Events(3)	191,434	—	—	—	191,434
Digital, excluding Podcast(4)	—	661,319	—	(4,800)	656,519
Podcast(5)	—	407,848	—	—	407,848
Audio & Media Services(6)	—	—	256,702	(5,412)	251,290
Other(7)	23,351	—	—	—	23,351
Total	2,433,355	1,069,167	256,702	(10,212)	3,749,012
Revenue from leases(8)	2,013	—	—	—	2,013
Revenue, total	$2,435,368	$1,069,167	$256,702	$(10,212)	$3,751,025

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

	Year Ended December 31,
(In thousands)	2025	2024	2023
Consolidated:
Trade and barter revenues	$381,258	$261,760	$255,721
Trade and barter expenses	(295,436)	(260,464)	(234,984)
Barter revenues for investments(1)	55,309	51,874	33,315
Total trade and barter income	$141,131	$53,170	$54,052
(1) Revenue in connection with investments made in companies in exchange for advertising services.
The increase in trade and barter revenues and expenses in 2025 is the result of strategic marketing initiatives as discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Deferred Revenue
The following tables show the Company’s deferred revenue balance from contracts with customers:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Deferred revenue from contracts with customers:
Beginning balance(1)	$173,766	$181,899	$157,910
Revenue recognized, included in beginning balance	(136,208)	(135,442)	(112,224)
Additions, net of revenue recognized during period, and other	167,180	127,309	136,213
Ending balance	$204,738	$173,766	$181,899
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.
The Company’s contracts with customers generally have a term of one year or less. However, as of December 31, 2025, the Company expects to recognize $274.0 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to be recognized over the next five years. Commissions related to the Company’s media representation business have been excluded from this amount as they are contingent upon future sales.
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

The following tables provide the components of lease expense included within the statement of comprehensive loss:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating lease expense	$133,186	$132,443	$132,059
Variable lease expense	26,803	27,150	25,114
Non-cash impairment of ROU assets	5,407	2,045	6,058

The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases:

	Year Ended December 31,
(In thousands)	2025	2024
Operating lease weighted average remaining lease term (in years)	12.0	12.4
Operating lease weighted average discount rate	10.1%	9.8%

As of December 31, 2025, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2026	$127,357
2027	128,610
2028	121,811
2029	111,229
2030	99,642
Thereafter	764,160
Total lease payments	$1,352,809
Less: Effect of discounting	617,649
Total operating lease liability	$735,160

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental cash flow information related to leases:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities	$148,211	$149,432	$141,869
Lease liabilities arising from obtaining right-of-use assets(1)	$29,142	29,819	47,430
(1)Lease liabilities from obtaining right-of-use assets includes new leases entered into during the years ended December 31, 2025, 2024, and 2023.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $63.4 million, $62.1 million, and $67.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	December 31, 2025	December 31, 2024
Land, buildings and improvements	$304,437	$335,502
Towers, transmitters and studio equipment	215,697	207,349
Computer equipment and software	749,083	741,259
Furniture and other equipment	54,129	54,108
Construction in progress	11,895	12,186
	1,335,241	1,350,404
Less: accumulated depreciation	937,001	860,561
Property, plant and equipment, net	$398,240	$489,843

Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses in its Multiplatform Group segment and were $601.4 million and $809.9 million at December 31, 2025 and 2024, respectively. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 1, Basis of Presentation, macroeconomic uncertainty, including persistent inflation and elevated interest rates, has contributed to slowing broadcast revenue growth and declines in margins. These factors have negatively impacted the key assumptions used in the discounted cash flow models which are utilized to value our FCC licenses, particularly the industry profit margins used in estimating the market profitability. Based on the Company's testing, the estimated fair values of its FCC licenses were below their carrying values. As a result, the Company recorded a non-cash impairment charge of $208.5 million to the FCC licenses balance as part of the 2025 annual impairment test in the third quarter of 2025.

The Company recognized a non-cash impairment charge of $304.1 million on its FCC licenses as a result of the interim impairment assessment performed in the second quarter of 2024. No impairment was identified related to our FCC licenses as part of the 2024 annual impairment test performed during the third quarter.

The Company recognized a non-cash impairment charge of $363.6 million on its FCC licenses as part of the interim impairment testing performed in the second quarter of 2023. No impairment was identified related to our FCC licenses as part of the 2023 annual impairment test performed during the third quarter.

Since our emergence from bankruptcy in 2019, we have recorded $1.7 billion of cumulative impairment charges to our FCC licenses.

Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets:

(In thousands)	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,388	$(1,103,895)	$1,652,623	$(967,377)
Talent and other contracts	338,900	(287,167)	338,900	(245,909)
Trademarks and tradenames	335,936	(224,426)	335,912	(190,450)
Other	18,003	(15,962)	18,003	(14,120)
Total	$2,345,227	$(1,631,450)	$2,345,438	$(1,417,856)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2025, 2024, and 2023 was $213.6 million, $245.3 million, and $246.7 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2026	$201,525
2027	176,172
2028	160,397
2029	121,624
2030	16,432

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The following tables present the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2023(1)	$1,340,459	$311,426	$69,598	$1,721,483
Impairment	(608,958)	—	(7,127)	(616,085)
Foreign currency	—	(73)	(169)	(242)
Balance as of December 31, 2024	$731,501	$311,353	$62,302	$1,105,156
Foreign currency	—	—	340	340
Balance as of December 31, 2025	$731,501	$311,353	$62,642	$1,105,496
(1)Beginning goodwill balance is presented net of prior accumulated impairment losses of $1.3 billion related to the Multiplatform Group, $439.4 million related to the Digital Audio Group and $34.5 million related to the Audio & Media Services Group.
Goodwill Impairment
The Company performs its annual impairment test of goodwill as of July 1 of each year. The Company also tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.
In determining the fair value of the reporting units, the Company considered industry and market factors including trading multiples of similar businesses and the trading prices of its debt and equity securities. Based on the Company's impairment test as of July 1, 2025, it determined that the estimated fair values of all of its reporting units exceeded their carrying values, including goodwill. Therefore, no impairment of goodwill was recorded.
During the year ended December 31, 2024, the Company performed an interim impairment test as of June 30, 2024, which resulted in the recognition of a non-cash goodwill impairment charge of $616.1 million. There were no significant changes to assumptions used for the 2024 annual impairment test. No impairment was identified related to the goodwill balance as a result of the 2024 annual impairment test performed during the third quarter.
The Company also recognized non-cash impairment of $595.5 million as a result of its interim impairment test performed as of June 30, 2023. No impairment was identified related to the goodwill balance as a result of the 2023 annual impairment test performed during the third quarter of 2023.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – INVESTMENTS

The following table summarizes the Company's investments in nonconsolidated affiliates and other securities:

(In thousands)	Available-for-Sale Debt Securities	Equity Method Investments	Other Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2023	$47,823	$10,685	$74,153	$1,557	$134,218
Purchases of investments	49,635	5,933	7,850	—	63,418
Equity in loss of nonconsolidated affiliates	—	(2,646)	—	—	(2,646)
Disposals / cash received	—	—	(101,357)	(399)	(101,756)
Gain (loss) on investments, net	(14,442)	—	91,123	(1,158)	75,523
Conversions and other	(9,752)	—	9,457	—	(295)
Balance at December 31, 2024	$73,264	$13,972	$81,226	$—	$168,462
Purchases of investments	59,050	516	9,644	1,500	70,710
Equity in loss of nonconsolidated affiliates	—	(6,998)	—	—	(6,998)
Disposals / cash received	(5,960)	—	(1,656)	—	(7,616)
Gain (loss) on investments, net	(11,993)	—	(31,287)	255	(43,025)
Conversions and other	47	—	501	—	548
Balance at December 31, 2025	$114,408	$7,490	$58,428	$1,755	$182,081

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT

Long-term debt outstanding consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Asset-based Revolving Credit Facility due 2027(1)	$50,000	$—
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(2)	2,124,267	2,145,724
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt(3)	3,934	5,008
Long-term debt fees	(7,220)	(8,974)
Debt Premium(4)	242,151	289,752
Total debt	5,053,091	5,071,469
Less: Current portion	73,429	22,501
Total long-term debt	$4,979,662	$5,048,968

(1)During the quarter ended December 31, 2025, the Company repaid $50.0 million of the $100.0 million previously borrowed under its ABL Facility during 2025. As of December 31, 2025, the ABL Facility had a facility size of $450.0 million, $50.0 million outstanding borrowings and $31.1 million in outstanding letters of credit, resulting in $368.9 million of borrowing base availability.
(2)Quarterly amortization payments of $5.4 million (equal to 0.25% of the original principal amount) are required per the terms of the Term Loan Facility due 2029.
(3)Other subsidiary debt consists of finance lease and other contractual obligations maturing at various dates from 2026 through 2045.
(4)The difference between the carrying value of the exchanged 5.25% Senior Notes, 4.75% Senior Secured Notes, and 8.375% Notes and the principal amount of the 7.75% First Lien Notes due 2030, 7.00% First Lien Notes due 2031 and the 10.875% Second Lien Notes due 2030 was recorded as debt premium and will be reduced as contractual interest payments are made.
The Company’s weighted average interest rate was 9.0% and 9.4% as of December 31, 2025 and December 31, 2024, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.4 billion and $4.1 billion as of December 31, 2025 and December 31, 2024, respectively. Under the fair value hierarchy established by ASC 820-10-35, Fair Value Measurement, the fair market value of the Company’s debt is classified as either Level 1 or Level 2.
As of December 31, 2025, we were in compliance with all covenants related to the Company's debt agreements.
Debt Exchange Transaction

On December 20, 2024 (the “Settlement Date”), iHeartCommunications completed its exchange offers and consent solicitations whereby iHeartCommunications exchanged:

(i)$755.4 million principal amount of the existing 6.375% Senior Notes due 2026 (the “2026 Senior Notes”) for $717.6 million principal amount of the new 9.125% Senior Secured First Lien Notes due 2029 (the “2029 First Lien Notes”) and cash consideration of $37.6 million,

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ii)$743.0 million principal amount of the existing 5.250% Senior Notes due 2027 (the “2027 Senior Notes”) for $661.3 million principal amount of the new 7.750% Senior Secured First Lien Notes due 2030 (the “2030 First Lien Notes”),
(iii)$223.1 million principal amount of the existing 4.750% Senior Secured Notes due 2028 (the "2028 Secured Notes") for $178.4 million principal amount of the new 7.000% Senior Secured First Lien Notes due 2031 (the “2031 First Lien Notes” and, together with the 2029 First Lien Notes and the 2030 First Lien Notes, the “First Lien Notes”),
(iv)$844.0 million principal amount of the existing 8.375% Senior Notes due 2027 (the “Unsecured Notes”) for $675.2 million principal amount of the new 10.875% Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “New Notes”), and
(v)$2,258.7 million principal amount of the existing senior secured first lien term loans due 2026 (the “Existing Term Loans”) for $2,145.7 million principal amount of the new senior secured first lien term loans due 2029 (the “New Term Loans” and, together with the First Lien Notes, the “First Lien Debt”; the First Lien Debt together with the Second Lien Notes, the “New Debt”) and cash consideration of $112.9 million pursuant to a term loan exchange agreement (the “Term Loan Exchange Agreement”) (collectively, the “Comprehensive Transactions”).

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

The 2029 First Lien Notes will mature on May 1, 2029, bear interest at an initial rate of 9.125% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such 2029 First Lien Notes) and interest is payable semi-annually on February 1 and August 1 of each year.

The 2030 First Lien Notes will mature on August 15, 2030, bear interest at an initial rate of 7.750% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such 2030 First Lien Notes) and interest is payable semi-annually on February 15 and August 15 of each year.

The 2031 First Lien Notes will mature on January 15, 2031, bear interest at an initial rate of 7.000% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such 2031 First Lien Notes) and interest is payable semi-annually on January 15 and July 15 of each year.

The Second Lien Notes will mature on May 1, 2030, bear interest at an initial rate of 10.875% per annum (subject to decreases in the future upon the achievement of certain credit ratings on such Second Lien Notes) and interest is payable semi-annually on May 1 and November 1 of each year.

The New Term Loans will mature on May 1, 2029, and bear interest at a rate per annum based on, at iHeartCommunications’ election, either (1) adjusted term SOFR, subject to a 0% floor, plus an initial applicable margin of 5.775% (subject to decreases in the future upon iHeartCommunications obtaining certain corporate credit ratings) or (2) an alternate base rate plus an initial applicable margin of 4.775% (subject to decrease in the future upon iHeartCommunications obtaining certain corporate credit ratings). iHeartCommunications is required to make quarterly amortization payments on the New Term Loans in an amount equal to 0.25% of the original principal amount thereof.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•make loans or transfer property to iHeartCommunications or its subsidiaries;
•permit the subsidiaries that hold FCC licenses to engage in other businesses;
•transfer FCC licenses or incur indebtedness;
•transfer material assets to non-guarantors;
•engage in transactions with affiliates; and
•change lines of business.

Asset-based Revolving Credit Facility due 2027

In connection with the completed exchange offers in December 2024, the provisions set forth in Amendment No. 1 (the “ABL Amendment”), dated as of November 6, 2024, to the ABL Credit Agreement dated as of May 17, 2022 and as amended, supplemented or modified from time to time, by and among iHeartCommunications, the Guarantors, BofA, as administrative agent and collateral agent, and the lenders from time to time party thereto, providing for, among other things, the applicable rate with respect to the loans provided thereunder to be increased by 0.50% and certain of the covenants and default provisions to become amended, in each case upon the consummation of the Comprehensive Transactions, became effective as of the Settlement Date.

Size and Availability
The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 90.0% of the eligible accounts receivable of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. As of December 31, 2025, iHeartCommunications had $50.0 million of principal amount outstanding under the ABL Facility, a facility size of $450.0 million and $31.1 million in outstanding letters of credit, resulting in $368.9 million of borrowing base availability.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2026 Term Loan Facilities

On the Settlement Date, iHeartCommunications completed its exchange offers and consent solicitations whereby iHeartCommunications exchanged $2,258.7 million principal amount of the Existing Term Loans for $2,145.7 million principal amount of the New Term Loans and cash consideration of $112.9 million pursuant to the Term Loan Exchange Agreement. As of December 31, 2025, approximately $6.6 million of the Existing Term Loans remain on the Consolidated Balance Sheets. Refer to a description of the Existing Term Loans below.

On May 1, 2019, iHeartCommunications, as borrower, entered into a Credit Agreement (the “Term Loan Credit Agreement”) with Capital I, as guarantor, certain subsidiaries of iHeartCommunications, as guarantors, and Bank of America, N.A., as successor administrative and collateral agent, governing the term loan credit facility (the “2026 Initial Term Loan Facility”). On May 1, 2019, iHeartCommunications issued an aggregate of approximately $3.5 billion principal amount of senior secured term loans under the 2026 Initial Term Loan Facility to certain holders of claims against the Company (“Claimholders”) in connection with the Company's voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 Cases”) pursuant to the series of transactions that reduced iHeartCommunications' debt and allowed the Company to emerge from Chapter 11 bankruptcy (the “Plan of Reorganization”). The 2026 Initial Term Loan Facility matures on May 1, 2026.

On August 7, 2019, the proceeds from the issuance of $750.0 million in aggregate principal amount of 5.25% Senior Notes due 2027 were used, together with cash on hand, to prepay at par $740.0 million of borrowings outstanding under the 2026 Initial Term Loan Facility. On November 22, 2019, the proceeds from the issuance of $500.0 million in aggregate principal amount of 4.75% Senior Secured Notes due 2028 were used, together with cash on hand, to prepay at par $500.0 million of borrowings outstanding under the 2026 Initial Term Loan Facility.
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
On July 16, 2020, iHeartCommunications entered into Amendment No. 2 to issue $450.0 million of incremental term loan commitments (the “2026 Incremental Term Loan Facility” and, together with the 2026 Initial Term Loan Facility, the "2026 Term Loan Facilities"), resulting in net proceeds of $425.8 million, after original issue discount and debt issuance costs. A portion of the proceeds from the issuance were used to repay the balance outstanding under the prior ABL facility of $235.0 million, with the remaining $190.6 million of the proceeds available for general corporate purposes. The 2026 Incremental Term Loan Facility matures on May 1, 2026.
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

In connection with the completed exchange offers in December 2024, iHeartCommunications and the Guarantors entered into Amendment No. 5 (the “Existing Term Loan Credit Agreement Amendment”) to the Term Loan Credit Agreement, to, among other things, eliminate substantially all of the restrictive covenants and mandatory prepayment provisions, certain representations and warranties and certain events of default and related provisions, and subordinate the liens on the collateral securing the obligations thereunder to the liens on the collateral securing the New Debt.

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

6.375% Senior Notes due 2026

On May 1, 2019, iHeartCommunications entered into an indenture (the “2026 Senior Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $800.0 million aggregate principal amount of 2026 Senior Notes that were issued to certain Claimholders pursuant to the Plan of Reorganization. The 2026 Senior Notes mature on May 1, 2026 and bear interest at a rate of 6.375% per annum, payable semi-annually in arrears on February 1 and August 1 of each year.

On the Settlement Date, iHeartCommunications completed its exchange offers and consent solicitations whereby iHeartCommunications exchanged $755.4 million principal amount of the 2026 Senior Notes for $717.6 million principal amount of the 2029 First Lien Notes and cash consideration of $37.6 million. As of December 31, 2025, $44.6 million of the 2026 Senior Notes remain on the Consolidated Balance Sheets.

In connection with the completed exchange offers, iHeartCommunications and the Guarantors entered into the Second Supplemental Indenture (the “2026 Senior Notes Supplemental Indenture”) to the 2026 Senior Notes Indenture, to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes Indenture, release the guarantees of the guarantors under the 2026 Senior Notes Indenture and eliminate related provisions and release all liens on the Collateral securing the obligations under the 2026 Senior Notes Indenture and eliminate related provisions.

iHeartCommunications may redeem the 2026 Senior Notes at its option, in whole or in part, at the redemption prices set forth in the 2026 Senior Notes Indenture plus accrued and unpaid interest to the redemption date.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.25% Senior Notes due 2027

On August 7, 2019, iHeartCommunications entered into an indenture (the “2027 Senior Notes Indenture”) with Capital I, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the $750.0 million aggregate principal amount of 2027 Senior Notes that were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The 2027 Senior Notes mature on August 15, 2027 and bear interest at a rate of 5.25% per annum. Interest is payable semi-annually on February 15 and August 15 of each year.

On the Settlement Date, iHeartCommunications completed its exchange offers and consent solicitations whereby iHeartCommunications exchanged $743.0 million principal amount of the 2027 Senior Notes for $661.3 million principal amount of the 2030 First Lien Notes. As of December 31, 2025, $7.0 million of the 2027 Senior Notes remain on the Consolidated Balance Sheets.

In connection with the completed exchange offers, iHeartCommunications and the Guarantors entered into the Second Supplemental Indenture (the “2027 Senior Notes Supplemental Indenture”) to the 2027 Senior Notes Indenture, to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the 2027 Senior Notes Indenture, release the guarantees of the guarantors under the 2027 Senior Notes Indenture and eliminate related provisions and release all liens on the Collateral securing the obligations under the 2027 Senior Notes Indenture and eliminate related provisions.

iHeartCommunications may redeem the 2027 Senior Notes at its option, in whole or part, at the redemption prices set forth in the 2027 Senior Notes Indenture plus accrued and unpaid interest to the redemption date.

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

On the Settlement Date, iHeartCommunications completed its exchange offers and consent solicitations whereby iHeartCommunications exchanged $223.1 million principal amount of the 2028 Secured Notes for $178.4 million principal amount of the 2031 First Lien Notes. As of December 31, 2025, $276.9 million of the 2028 Secured Notes remain on the Consolidated Balance Sheets.

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

On the Settlement Date, iHeartCommunications completed its exchange offers and consent solicitations whereby iHeartCommunications exchanged $844.0 million principal amount of the Unsecured Notes for $675.2 million principal amount of the Second Lien Notes. As of December 31, 2025, $72.4 million of the Unsecured Notes remain on the Consolidated Balance Sheets.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2025 are as follows:

(in thousands)
2026	$73,429
2027	151,377
2028	298,529
2029	2,777,540
2030	1,336,514
Thereafter	180,771
Total (1)	$4,818,160
(1)Excludes long-term debt fees of $7.2 million, and debt premium of $242.2 million which are amortized through interest expense over the life of the underlying debt obligations.
Surety Bonds and Letters of Credit
As of December 31, 2025, iHeartCommunications had outstanding surety bonds and commercial standby letters of credit of $9.5 million and $31.1 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

Rent expense charged to operations for the years ended December 31, 2025, 2024, and 2023 was $185.7 million, $183.6 million, and $178.3 million, respectively.

As of December 31, 2025, the Company's future minimum payments under non-cancelable contracts in excess of one year and employment/talent contracts consist of the following:

(In thousands)	Non-Cancelable	Employment/Talent
	Contracts	Contracts
2026	$300,354	$81,375
2027	216,826	55,321
2028	175,491	3,212
2029	36,487	1,000
2030	97	1,000
Thereafter	1,038	2,000
Total	$730,293	$143,908
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has recorded the impacts of the new OBBBA tax provisions in its financial statements for 2025. The primary impacts of the legislation were increased tax amortization, depreciation, research and development expenses, and interest deductions in 2025. Additionally, the Company recorded a reduction in its valuation allowance against certain deferred tax assets for the effects of the OBBBA tax provisions in 2025.

On December 20, 2024, the Company completed a debt exchange transaction, as further described in Note 6, Long-Term Debt, which resulted in cancellation of debt income (“CODI”) for US tax purposes of $744.7 million. The CODI was fully excluded from the Company's taxable income under the insolvency exception in Internal Revenue Code (“IRC”) Section 108, requiring a reduction of certain federal capital loss carryforwards and state net operating losses and capital loss carryforwards.

For the year ended December 31, 2024, the company recorded an income tax benefit of $118.2 million related to the net effects of the debt exchange transaction, including excluded CODI, federal and state tax attribute reduction, and resulting changes in valuation allowance.

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Current – Federal	$(7,185)	$(66,510)	$(67,856)
Current – foreign	(5,149)	(4,845)	(3,001)
Current – state	(2,081)	(7,106)	(11,393)
Total current expense	(14,415)	(78,461)	(82,250)

Deferred – Federal	15,733	220,078	91,658
Deferred – foreign	1,880	1,682	1,714
Deferred – state	(1,403)	15,103	51,216
Total deferred benefit	16,210	236,863	144,588
Income tax benefit (expense)	$1,795	$158,402	$62,338

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of cash taxes paid for income taxes is below:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Federal	$(11,710)	$(9,000)	$—
State	(1,156)	(2,384)	(9,867)
Foreign	(3,464)	(2,010)	(4,139)
Total cash paid for income taxes	$(16,330)	$(13,394)	$(14,006)

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax liabilities:
Intangibles	$365,126	$429,054
Fixed Assets	10,123	25,344
Operating lease right-of-use assets	158,063	168,976
Other	27,230	—
Total deferred tax liabilities	560,542	623,374

Deferred tax assets:
Accrued expenses	22,309	18,159
Net operating loss carryforwards	122,935	119,495
Interest expense carryforwards	515,693	453,166
Long-term debt	161,064	190,935
Operating lease liabilities	185,699	198,823
Capital loss carryforwards	8,941	5,119
Investments	20,792	13,747
Bad debt reserves	10,493	11,991
Other	11,882	1,265
Total gross deferred tax assets	1,059,808	1,012,700
Less: Valuation allowance	585,951	492,224
Total deferred tax assets	473,857	520,476
Net deferred tax liabilities	$86,685	$102,898
The deferred tax liability related to intangibles primarily relates to the difference in book and tax basis of FCC licenses and other intangible assets which in accordance with ASC 350-10, the Company does not amortize for financial reporting purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities for the years ended December 31, 2025 and 2024 were $6.8 million and $8.6 million, respectively.
At December 31, 2025, the Company had recorded net operating loss and tax credit carryforwards (tax effected) for federal and state income tax purposes of approximately $122.9 million, expiring in various amounts through 2045 or in some cases with no expiration date. Internal Revenue Code Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income, and provides that any disallowed interest expense may be carried forward indefinitely. The Company recorded deferred tax assets for federal and state interest limitation carryforwards of $515.7 million as of December 31, 2025.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In assessing its ability to realize deferred tax assets, the Company considered all available positive and negative evidence, including historical operating results and expected sources of future taxable income, such as the reversal of deferred tax liabilities. As of December 31, 2025, the Company had recorded a valuation allowance of $586.0 million against a portion of these U.S. federal and state deferred tax assets which it does not expect to realize, relating primarily to disallowed interest carryforwards, certain state net operating loss carryforwards and the remaining capital loss carryforwards. The Company's U.S. federal and state deferred tax valuation allowance increased by $93.7 million during the year ended December 31, 2025 primarily due to increased disallowed interest carryforwards during the year. Any deferred tax liabilities associated with acquired FCC licenses and tax-deductible goodwill intangible assets are relied upon as sources of future taxable income for purposes of realizing deferred tax assets attributed to carryforwards that have an indefinite life such as the Section 163(j) interest carryforward.
The components of income (loss) before income taxes by U.S. and foreign jurisdictions are as follows:

(In thousands)	Year Ended December 31,
	2025	2024	2023
U.S.	$(481,227)	$(1,173,517)	$(1,166,023)
Foreign	7,545	5,621	3,346
Total loss before income taxes	$(473,682)	$(1,167,896)	$(1,162,677)
The reconciliations of income tax on income (loss) computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) for the Company are:

	Year Ended December 31,
(In thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$99,473	21.0%	$245,258	21.0%	$244,162	21.0%
State and local income taxes, net of federal income taxes(1)	(9,250)	(1.9)%	10,437	0.9%	44,923	3.9%
Foreign tax effects	(1,685)	(0.4)%	(1,982)	(0.2)%	(583)	(0.1)%
Tax credits	2,025	0.4%	4,048	0.3%	4,592	0.6%
Changes in valuation allowances(2)	(71,171)	(15.0)%	52,858	4.5%	47,720	4.1%
Nontaxable or nondeductible items
Goodwill impairments	—	—%	(129,378)	(11.0)%	(125,047)	(10.7)%
Other nondeductible items	(9,696)	(2.0)%	(10,885)	(0.9)%	(10,425)	(0.9)%
Changes in unrecognized tax benefits	(8,089)	(1.7)%	(6,744)	(0.6)%	(143,027)	(12.3)%
Other adjustments	188	—%	(5,210)	(0.4)%	23	(0.2)%
Income tax benefit	$1,795	0.4%	$158,402	13.6%	$62,338	5.4%
(1)State taxes in California, Florida, New York state and city and Texas make up the majority of the tax effect in this category.
(2)This category includes the effects associated with the enactment of the OBBBA.

The Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023 were 0.4%, 13.6%, and 5.4%, respectively. The effective tax rates were primarily impacted by the valuation allowance adjustments recorded during the year against certain federal and state deferred tax assets for disallowed interest carryforwards, state net operating losses and federal and state capital loss carryforwards due to the uncertainty of the ability to realize those assets in future periods. In addition, for the years ended December 31, 2024 and 2023, the Company recorded a GAAP impairment charge to its non-deductible goodwill as discussed in Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records interest and penalties related to unrecognized tax benefits in current income tax expense. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $15.3 million, $8.9 million, and $4.4 million, respectively, of net interest and penalties in current income tax expense. The amount of interest accrued at December 31, 2025 and 2024 was $33.5 million and $18.2 million, respectively. The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2025 and 2024 was $220.9 million and $166.6 million, respectively, of which $196.3 million and $166.4 million is included in “Other long-term liabilities”. In addition, $24.6 million and $0.2 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2025 and 2024, respectively. The total amount of unrecognized tax benefits at December 31, 2025 and 2024 that, if recognized, would impact the effective income tax rate is $49.4 million and $40.9 million, respectively. The following table summarizes the activity in the gross unrecognized tax benefits:

(In thousands)	Year Ended December 31,
Unrecognized Tax Benefits	2025	2024	2023
Balance at beginning of period	$148,401	$123,822	23,823
Increases for tax position taken in the current year	24,201	10,436	52,856
Increases for tax positions taken in previous years	19,814	16,521	48,194
Decreases for tax position taken in previous years	(927)	(933)	—
Decreases due to settlements with tax authorities	(375)	—	—
Decreases due to lapse of statute of limitations	(3,751)	(1,445)	(1,051)
Balance at end of period	$187,363	$148,401	$123,822
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All federal income tax matters through 2021 are closed. The majority of all material state, local, and foreign income tax matters have been concluded for years through 2020 with the exception of a current examination in Texas that covers the 2007-2016 tax years.
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
The 2019 Plan and 2021 Plan are designed to provide an incentive to certain key members of management and service providers of the Company or any of its subsidiaries and non-employee members of the Board and to offer an additional inducement in obtaining the services of such individuals. The 2019 Plan provided for the grant of (a) options and (b) restricted stock units, which, in each case, may be subject to contingencies or restrictions as set forth under the plan and applicable award agreement. The 2021 Plan provides for the grant of (a) incentive and non-incentive options, (b) stock appreciation rights, (c) restricted stock, (d) restricted stock units, (e) other stock or cash-based awards and (f) dividend equivalents.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10, Compensation—Stock Compensation. The fair value of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model. Expected volatilities were based on historical volatility of peer companies’ stock, including the Company, over the expected life of the options. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur. There were no options granted during the years ended December 31, 2025, 2024, or 2023.
The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2025 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2025	6,970	$16.21	2.1 years
Granted	—
Exercised	—
Forfeited	—
Expired	(4,899)	18.77
Outstanding, December 31, 2025	2,071	10.17	4.6 years
Exercisable	2,071	10.17	4.6 years
Expected to Vest	—
A summary of the Company's unvested options and changes during the year ended December 31, 2025 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2025	69	$10.37
Granted	—
Vested(1)	(69)	10.37
Forfeited	—
Unvested, December 31, 2025	—
(1)The total fair value of the options vested during the year ended December 31, 2025 was $0.7 million.

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
Performance RSUs generally vest upon the achievement of certain total relative stockholder return goals, Adjusted EBITDA goals, cost savings and other strategic performance goals (including debt refinancing and advertising sales reorganization initiatives), social responsibility goals, and continued service. The majority of these awards are measured over an approximately 1-year to 3-year period from the date of issuance.
The following table presents a summary of the Company's RSUs outstanding and RSU activity as of and during the year ended December 31, 2025 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2025	13,061	$4.95
Granted	5,595	1.98
Vested (restriction lapsed)	(3,768)	5.20
Forfeited	(1,452)	9.77
Outstanding, December 31, 2025	13,436	3.13

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the years ended December 31, 2025, 2024, and 2023, 195,740 shares, 61,449 shares, and 129,877 shares of the Class B common stock were converted into Class A common stock, respectively.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2025, stockholders exercised 932 and 22 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively. During the year ended December 31, 2024, stockholders exercised 62,547 Special Warrants for an equivalent number of shares of Class A common stock. During the year ended December 31, 2023, stockholders exercised 9,383 and 59 Special Warrants for an equivalent number of shares of Class A common stock and Class B common stock, respectively.
Share-Based Compensation Cost

The following table presents the Company's total share-based compensation expense by award type:

(In thousands)	Year Ended December 31,
	2025	2024	2023
RSUs	$19,891	$20,783	$21,709
Performance RSUs	24,015	9,375	8,857
Options	198	2,153	5,059
Total Share Based Compensation Expense(1)	$44,104	$32,311	$35,625
(1) Total share based compensation expense includes $24.6 million, $3.7 million, and $1.0 million of expense from cash settled awards for the years ended December 31, 2025, 2024, and 2023, respectively.

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Cash settled awards are remeasured each quarter and the expense is adjusted as needed. Share-based compensation payments are recorded in Selling, general and administrative expenses.
The tax benefit related to the share-based compensation expense for the Company for the years ended December 31, 2025, 2024, and 2023 was $2.0 million, $3.7 million, and $4.7 million, respectively.
As of December 31, 2025, there was $14.2 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 1.5 years and assumes Performance RSUs will be fully earned.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loss per Share

(In thousands, except per share data)	Year Ended December 31,
	2025	2024	2023
NUMERATOR:
Net loss attributable to the Company – common shares	$(472,866)	$(1,009,941)	$(1,102,660)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	154,295	151,272	149,255
Stock options and restricted stock(2):	—	—	—
Weighted average common shares outstanding - diluted	154,295	151,272	149,255

Net loss attributable to the Company per common share:
Basic	$(3.06)	$(6.68)	$(7.39)
Diluted	$(3.06)	$(6.68)	$(7.39)

(1)All of the outstanding Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the years ended December 31, 2025, 2024, and 2023.
(2)Outstanding equity awards representing 12.8 million, 15.1 million, and 13.6 million shares of Class A common stock of the Company for the years ended December 31, 2025, 2024, and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 10 – EMPLOYEE BENEFIT PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution. Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications. In response to the challenging macroeconomic environment, beginning in March 2023, the Company temporarily suspended its 401(k) matching program as an incremental operating-expense-saving initiative. The Company reestablished the 401(k) matching program in the first quarter of 2025. Contributions of $13.4 million, $0.1 million, and $4.4 million made to these plans for the years ended December 31, 2025, 2024, and 2023, respectively, were expensed.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2025
Revenue	$2,273,549	$1,329,422	$272,545	$—	$(10,525)	$3,864,991
Direct operating expenses(1)	914,503	655,035	29,523	—	(4,328)	1,594,733
Selling, general and administrative expenses(2)	944,826	217,696	149,594	278,572	(6,197)	1,584,491
Segment Adjusted EBITDA(3)	$414,220	$456,691	$93,428	$(278,572)	$—	$685,767
Depreciation and amortization						(360,047)
Impairment charges						(213,908)
Other operating expense, net						(10,634)
Restructuring expenses						(77,714)
Share-based compensation expense						(44,104)
Operating loss						$(20,640)

Segment assets	$3,727,931	$667,751	$263,440	$472,268	$(5,387)	$5,126,003
Intersegment revenues	—	4,827	5,698	—	—	10,525
Capital expenditures	39,120	19,852	14,553	8,147	—	81,672

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2024
Revenue	$2,372,909	$1,164,515	$327,055	$—	$(9,947)	$3,854,532
Direct operating expenses(1)	939,893	600,914	28,848	—	(3,683)	1,565,972
Selling, general and administrative expenses(2)	971,750	184,661	157,533	275,263	(6,264)	1,582,943
Segment Adjusted EBITDA(3)	$461,266	$378,940	$140,674	$(275,263)	$—	$705,617
Depreciation and amortization						(409,582)
Impairment charges						(922,681)
Other operating expense, net						(2,767)
Restructuring expenses						(101,384)
Share-based compensation expense						(32,311)
Operating loss						$(763,108)

Segment assets	$4,222,728	$586,977	$295,594	$470,247	$(3,850)	$5,571,696
Intersegment revenues	—	4,626	5,321	—	—	9,947
Capital expenditures	52,235	22,481	10,389	12,489	—	97,594

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2023
Revenue	$2,435,368	$1,069,167	$256,702	$—	$(10,212)	$3,751,025
Direct operating expenses(1)	919,506	532,218	30,396	—	(3,737)	1,478,383
Selling, general and administrative expenses(2)	962,428	188,080	154,845	277,166	(6,475)	1,576,044
Segment Adjusted EBITDA(3)	$553,434	$348,869	$71,461	$(277,166)	$—	$696,598
Depreciation and amortization						(428,483)
Impairment charges						(965,087)
Other operating expense, net						(4,361)
Restructuring expenses						(60,353)
Share-based compensation expense						(35,625)
Operating loss						$(797,311)

Segment assets	$5,443,207	$626,004	$310,909	$576,426	$(3,935)	$6,952,611
Intersegment revenues	—	4,800	5,412	—	—	10,212
Capital expenditures	58,033	23,179	7,348	14,110	—	102,670

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officers, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025, based on those criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of iHeartMedia, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited iHeartMedia, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, iHeartMedia, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Antonio, Texas
March 2, 2026

ITEM 9B.  Other Information
(a)On February 27, 2026, the Board appointed Michael B. McGuinness as a principal financial officer of the Company. Mr. McGuinness has served as the Company’s Chief Financial Officer since January 1, 2026. Prior to his current role, he served as the Company’s Executive Vice President – Finance and Deputy Chief Financial Officer from September 2019 to December 2025. From March 2016 to 2019, Mr. McGuinness was the Senior Vice President, Chief Accounting Officer and Treasurer of The Hain Celestial Group, an organic and natural products company. From 2008 to 2016, Mr. McGuinness was at Monster Worldwide, Inc., an online employment platform, in various finance positions within the company, most recently as Executive Vice President and Chief Financial Officer. Mr. McGuinness holds a B.S. from the State University of New York, Albany and is a Certified Public Accountant.

(b)During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance
Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officers and principal accounting officer. The Code of Conduct is publicly available on our Internet website at www.iheartmedia.com. We intend to satisfy the disclosure required by law or Nasdaq Stock Market listing standards regarding any amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at www.iheartmedia.com.
All other information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity Compensation Plans approved by security holders(2)	13,436,421	$—	—
Equity Compensation Plans not approved by security holders(3)	2,070,815	10.17	—
Total	15,507,236(4)	$10.17	—
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
(4)This number includes shares subject to outstanding awards granted, of which 2,070,815 shares are subject to outstanding options and 13,436,421 shares are subject to outstanding RSUs.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
Year ended December 31, 2023	$29,171	$29,488	$(20,613)	$9	$38,055
Year ended December 31, 2024	38,055	15,888	(17,374)	(17)	36,552
Year ended December 31, 2025	36,552	19,173	(25,282)	24	30,467
(1)Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other (1)	Reversal (2)	Adjustments(3)	Balance at End of Period
Year ended December 31, 2023	$1,901,191	$114,061	$(59,249)	$230	$1,956,233
Year ended December 31, 2024	1,956,233	195,625	(226,617)	(1,433,017)	492,224
Year ended December 31, 2025	492,224	117,031	(23,304)	—	585,951
(1)During 2025, 2024, and 2023 the Company recorded a valuation allowance of $117.0 million, $195.6 million, and $114.1 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards and Sec. 163(j) disallowed interest carryforwards due to the uncertainty of the ability to utilize those assets in future periods.
(2)During 2025 the Company reversed valuation allowances of $23.3 million primarily related to the OBBBA tax provisions enacted during the period that were discussed more in Note 8, Income Taxes. During 2024, the Company reversed valuation allowances of $226.6 million related to the capital loss attribute reduction due to the excluded CODI from the debt exchange transaction and utilization of capital loss carryforwards as a result of capital gains during the period. During 2023, the Company reversed valuation allowances of $59.2 million related to 2022 state tax return true ups and capital loss carryforwards that were utilized as a result of capital gains during the period.
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
4.1
Indenture, dated as of May 1, 2019, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 6.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of iHeartMedia Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.2
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 6.375% Senior Notes due 2026. (incorporated by reference to Exhibit 4.2 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

4.3
Second Supplemental Indenture, dated as of December 20, 2024, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 6.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.7 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.4	Form of 6.375% Senior Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2019).
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

4.10
Indenture, dated as of August 7, 2019, by and among iHeartCommunications, Inc., the guarantors party thereto and U.S. Bank National Association as trustee and collateral agent, governing the 5.25% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to iHeartMedia, Inc.'s Current Report on Form 8-K filed on August 8, 2019).

4.11
First Supplemental Indenture, dated as of June 7, 2021, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, governing the 5.25% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 of iHeartMedia Inc.'s Annual Report on Form 10-K filed on February 23, 2022).

4.12
Second Supplemental Indenture, dated as of December 20, 2024, by and among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 5.25% Senior Notes due 2027 (incorporated by reference to Exhibit 4.8 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.13	Form of 5.25% Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on August 8, 2019).
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
4.17
Indenture, dated as of December 20, 2024, among iHeartCommunications, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 9.125% Senior Secured First Lien Notes due 2029, the 7.75% Senior Secured First Lien Notes due 2030 and the 7.00% Senior Secured First Lien Notes due 2031 (incorporated by reference to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

4.18	Form of 9.125% Senior Secured First Lien Notes due 2029 (incorporated by reference to Exhibit A-1 to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).
4.19	Form of 7.75% Senior Secured First Lien Notes due 2030 (incorporated by reference to Exhibit A-2 to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).
4.20	Form of 7.00% Senior Secured First Lien Notes due 2031 (incorporated by reference to Exhibit A-3 to Exhibit 4.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).
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

10.12
Term Loan Exchange Agreement, dated as of December 20, 2024, by and among iHeartCommunications, Inc., IH Media + Entertainment I, LLC, the lenders party thereto, BofA, as the administrative agent and collateral agent under the existing credit agreement and BofA, as the administrative agent and collateral agent under the new credit agreement (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on December 23, 2024).

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

10.17§	iHeartMedia, Inc. 2019 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.18§	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to iHeartMedia’s Quarterly Report on Form 10-Q filed on May 9, 2024).
10.19§	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.20§	Form of Employee Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.18 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).
10.21§†
Second Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Robert W. Pittman, dated March 28, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.22§†
Amendment, dated August 28, 2025, to Second Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Robert W. Pittman, dated March 28, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on September 2, 2025).

10.23§†
Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Richard J. Bressler, dated March 28, 2022 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.24§
Amendment, dated August 28, 2025, to Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Services, Inc. and Richard J. Bressler, dated March 28, 2022 (incorporated by reference to Exhibit 10.2 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on September 2, 2025).

10.25*§	Second Amendment, dated November 25, 2025, to the Amended and Restated Employment Agreement between iHeartMedia, iHeartMedia Management Service, Inc. and Richard J. Bressler, dated March 28, 2022
10.26§
Employment Agreement, effective September 5, 2019, between iHeartMedia, Inc. and Michael B. McGuinness (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Quarterly Report on Form 10-Q filed on November 7, 2019).

10.27§
First Amendment to Employment Agreement, effective January 1, 2021, by and between iHeartMedia, Inc. and Michael B. McGuinness (Incorporated by reference to Exhibit 10.26 to the Form 10-K filed by iHeartMedia, Inc. filed on February 25, 2021).

10.28§†
Second Amendment to the Employment Agreement between iHeartMedia Management Services, Inc. and Michael McGuinness, dated September 16, 2022 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on September 21, 2022).

10.29§†
Third Amendment to the Employment Agreement between iHeartMedia Management Services, Inc. and Michael McGuinness, dated November 25, 2025 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on December 1, 2025).

10.30§	Form of Indemnification Agreement, between iHeartMedia, Inc. and its directors (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K/A filed on May 7, 2019).
10.31§
Form of Indemnification Agreement between iHeartMedia, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on June 5, 2019).

10.32
Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.33
Amendment No. 1 dated November 1, 2017 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.34
Amendment No. 2 effective January 14, 2019 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.31 to the Form 10-K filed by iHeartMedia, Inc. filed on February 27, 2020).

10.35
Amendment No. 3 effective May 1, 2023 to Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by iHeartMedia, Inc. filed on May 2, 2023).

10.36§	iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by iHeartMedia, Inc. on April 23, 2021).
10.37§
Amendment to the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan, effective May 18, 2023 (incorporated by reference to Exhibit 10.1 of iHeartMedia, Inc.'s Current Report on Form 8-K filed on May 19, 2023).

10.38§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.2 of iHeartMedia Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.39§
Form of Performance-Vesting Restricted Stock Unit Award Agreement (for Pittman/Bressler), dated March 28, 2022, under the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.3 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on March 29, 2022).

10.40§
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

10.42§	Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of iHeartMedia Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2024).
10.43§
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

10.48§
2023 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.8 of iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2023).

10.49§
2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.47 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.50§
2024 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.48 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.51§
2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.49 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.52§
2024 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.50 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.53§
2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.51 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.54§
2024 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.52 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.55§
2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.53 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.56§
2024 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.54 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.57*	2026 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler)
10.58*	2026 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler)
10.59*	2026 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers)
10.60*	2026 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler)
10.61*	2026 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers)
10.62*	2026 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler)
10.63
Transaction Support Agreement, dated as of November 6, 2024, among iHeartMedia, Inc., certain of its direct and indirect subsidiaries and certain lenders and holders (incorporated by referenced to Exhibit 10.1 of iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 7, 2024).

19.1	Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19.1 of iHeartMedia, Inc.'s Annual Report on Form 10-K filed on February 27, 2025).
21*	Subsidiary Listing
23*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of iHeartMedia Inc.’s Annual Report on Form 10-K filed on February 29, 2024).
101.INS*	Inline XBRL Instance Document. - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
IHEARTMEDIA, INC.

By:	/s/ Robert W. Pittman
Name:	Robert W. Pittman
Title:	Chairman and Chief Executive Officer
Date:	March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2026
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, and Director (Principal Financial Officer)	March 2, 2026
/s/ Michael B. McGuinness Michael B. McGuinness	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026
/s/ James A. Rasulo James A. Rasulo	Director	March 2, 2026
/s/ Robert B. Millard Robert B. Millard	Director	March 2, 2026
/s/ Cheryl Mills Cheryl Mills	Director	March 2, 2026
/s/ Graciela Monteagudo Graciela Monteagudo	Director	March 2, 2026
/s/ Kamakshi Sivaramakrishnan Kamakshi Sivaramakrishnan	Director	March 2, 2026
/s/ Samuel E. Englebardt Samuel E. Englebardt	Director	March 2, 2026