Form 10-Q
period 2026-03-31
iHeartMedia, Inc.
filed 2026-05-11
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2026
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	130,062,201
Class B Common Stock, $.001 par value	21,090,196

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2026	December 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$135,052	$270,921
Accounts receivable, net of allowance of $30,288 in 2026 and $30,467 in 2025	853,556	959,446
Prepaid expenses	242,400	190,383
Other current assets	54,477	38,577
Total Current Assets	1,285,485	1,459,327
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	384,602	398,240
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	601,440	601,440
Other intangibles, net	663,261	713,777
Goodwill	1,105,449	1,105,496
OTHER ASSETS
Operating lease right-of-use assets	617,902	625,788
Other assets	229,717	221,935
Total Assets	$4,887,856	$5,126,003
CURRENT LIABILITIES
Accounts payable	$279,892	$271,429
Current operating lease liabilities	62,050	60,968
Accrued expenses	198,211	297,296
Accrued interest	57,609	74,111
Deferred revenue	191,791	190,186
Current portion of long-term debt	74,721	73,429
Total Current Liabilities	864,274	967,419
Long-term debt	4,962,285	4,979,662
Noncurrent operating lease liabilities	666,779	674,192
Deferred income taxes	80,568	86,685
Other long-term liabilities	235,975	245,056
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	3,359	4,629
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, issued and outstanding 132,898,567 and 131,438,774 shares in 2026 and 2025, respectively	133	132
Class B Common Stock, par value $0.001 per share, authorized 1,000,000,000 shares, issued and outstanding 21,090,196 and 21,090,196 shares in 2026 and 2025, respectively	21	21
Special Warrants, 5,030,019 and 5,038,369 issued and outstanding in each of 2026 and 2025, respectively	—	—
Additional paid-in capital	2,998,874	2,995,250
Accumulated deficit	(4,908,172)	(4,812,949)
Accumulated other comprehensive loss	(2,170)	(1,878)
Cost of shares (2,911,074 in 2026 and 2,364,267 in 2025) held in treasury	(14,070)	(12,216)
Total Stockholders' Deficit	(1,922,025)	(1,827,011)
Total Liabilities and Stockholders' Deficit	$4,887,856	$5,126,003
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2026	2025
Revenue	$884,200	$807,101
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	375,067	356,326
Selling, general and administrative expenses (excludes depreciation and amortization)	426,192	380,794
Depreciation and amortization	81,377	91,901
Impairment charges	—	2,855
Other operating expense	78	659
Operating income (loss)	1,486	(25,434)
Interest expense, net	95,898	100,386
Loss on investments, net	(545)	(18,594)
Equity in earnings (loss) of nonconsolidated affiliates	(52)	50
Other expense, net	(320)	(1,160)
Loss before income taxes	(95,329)	(145,524)
Income tax expense	(289)	(135,359)
Net loss	(95,618)	(280,883)
Less amount attributable to noncontrolling interest	(395)	341
Net loss attributable to the Company	$(95,223)	$(281,224)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(292)	102
Other comprehensive income (loss), net of tax	(292)	102
Comprehensive loss	(95,515)	(281,122)
Less amount attributable to noncontrolling interest	—	—
Comprehensive loss attributable to the Company	$(95,515)	$(281,122)

Net loss attributable to the Company per common share:
Basic	$(0.61)	$(1.84)
Weighted average common shares outstanding - Basic	155,789	152,480
Diluted	$(0.61)	$(1.84)
Weighted average common shares outstanding - Diluted	155,789	152,480

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2025	131,438,774	21,090,196	5,038,369	$4,629	$153	$2,995,250	$(4,812,949)	$(1,878)	$(12,216)	$(1,827,011)
Net loss				(395)	—	—	(95,223)	—	—	(95,618)
Vesting of restricted stock and other	1,451,443			—	1	(1)	—	—	(1,854)	(1,854)
Share-based compensation				—	—	3,625	—	—	—	3,625
Dividends declared and paid to noncontrolling interests				(875)	—	—	—	—	—	(875)
Conversion of Special Warrants to Class A and Class B Shares	8,350		(8,350)	—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(292)	—	(292)
Balances at March 31, 2026	132,898,567	21,090,196	5,030,019	$3,359	$154	$2,998,874	$(4,908,172)	$(2,170)	$(14,070)	$(1,922,025)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)
Net income (loss)				341	—	—	(281,224)	—	—	(280,883)
Vesting of restricted stock and other	712,903			—	—	—	—	—	(643)	(643)
Share-based compensation				—	—	7,466	—	—	—	7,466
Dividends declared and paid to noncontrolling interests				(385)	—	—	—	—	—	(385)
Conversion of Class B Shares to Class A Shares	98,347	(98,347)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	102	—	102
Balances at March 31, 2025	128,285,283	21,187,567	5,039,323	$5,245	$149	$2,983,169	$(4,621,307)	$(1,783)	$(11,596)	$(1,646,123)

(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2026, 2025, or 2024.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(95,618)	$(280,883)
Reconciling items:
Impairment charges	—	2,855
Depreciation and amortization	81,377	91,901
Deferred taxes	(6,124)	136,219
Provision for doubtful accounts	4,483	3,632
Amortization of deferred financing charges and note discounts, net	763	741
Share-based compensation	3,625	7,466
Loss on disposal of operating and other assets	65	332
Loss on investments	545	18,594
Equity in (income) loss of nonconsolidated subsidiaries	52	(50)
Barter and trade income	(40,089)	(25,854)
Other reconciling items, net	332	(125)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	98,393	170,840
Increase in prepaid & other current assets	(31,852)	(39,042)
(Increase) Decrease in other long-term assets	1,498	(384)
Increase (Decrease) in accounts payable	13,804	(37,089)
Decrease in accrued expenses	(97,456)	(137,797)
Increase (Decrease) in accrued interest	(17,794)	24,463
Increase (Decrease) in deferred revenue	(837)	2,377
Increase (Decrease) in other long-term liabilities	(7,707)	860
Cash used for operating activities	(92,540)	(60,944)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,913)	(19,730)
Change in other, net	(1,611)	(337)
Cash used for investing activities	(23,524)	(20,067)
Cash flows from financing activities:
Payments on long-term debt	(16,870)	(9,966)
Dividends and other payments to noncontrolling interests	(875)	(385)
Change in other, net	(1,854)	(687)
Cash used for financing activities	(19,599)	(11,038)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(206)	183
Net decrease in cash, cash equivalents, and restricted cash	(135,869)	(91,866)
Cash, cash equivalents and restricted cash at beginning of period	270,921	259,580
Cash, cash equivalents and restricted cash at end of period	$135,052	$167,714
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$114,186	$76,608
Cash paid for income taxes	121	2,136
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to iHeartMedia, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Economic Conditions
The Company's advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and inflation have continued to contribute to a challenging macroeconomic environment. This environment has led to broader market uncertainty which has impacted the Company's revenues and cash flows. The Company is monitoring ongoing developments surrounding international trade and other geopolitical events that may pressure the advertising budgets of its customers and could impact our financial results in future periods. The current market uncertainty and macroeconomic conditions, a recession, a downturn in the U.S. economy, or uncertainty resulting from geopolitical events could have a significant impact on the Company's ability to generate revenue and cash flows.
As of March 31, 2026, the Company had approximately $135.1 million in cash and cash equivalents, and the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility") had a borrowing base of $439.2 million, $50.0 million of outstanding borrowings and $29.7 million of outstanding letters of credit, resulting in $359.5 million of borrowing base availability. The Company's total available liquidity as of March 31, 2026 was $494.6 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications
Certain prior period amounts have been reclassified to conform to the 2026 presentation.
Restricted Cash
As of March 31, 2026 and December 31, 2025, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three months ended March 31, 2026 and 2025:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended March 31, 2026
Revenue from contracts with customers:
Broadcast Radio(1)	$361,435	$—	$—	$—	$361,435
Networks(2)	97,245	—	—	—	97,245
Sponsorship and Events(3)	27,988	—	—	—	27,988
Digital, excluding Podcast(4)	—	179,948	—	(1,211)	178,737
Podcast(5)	—	147,194	—	—	147,194
Audio & Media Services(6)	—	—	66,581	(1,775)	64,806
Other(7)	6,716	—	—	—	6,716
Total	493,384	327,142	66,581	(2,986)	884,121
Revenue from leases(8)	79	—	—		79
Revenue, total	$493,463	$327,142	$66,581	$(2,986)	$884,200

Three Months Ended March 31, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$340,736	$—	$—	$—	$340,736
Networks(2)	99,463	—	—	—	99,463
Sponsorship and Events(3)	28,621	—	—	—	28,621
Digital, excluding Podcast(4)	—	161,251	—	(1,131)	160,120
Podcast(5)	—	116,036	—	—	116,036
Audio & Media Services(6)	—	—	59,323	(1,356)	57,967
Other(7)	4,067	—	—	—	4,067
Total	472,887	277,287	59,323	(2,487)	807,010
Revenue from leases(8)	91	—	—	—	91
Revenue, total	$472,978	$277,287	$59,323	$(2,487)	$807,101
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Trade and Barter

Trade and barter transactions represent the exchange of advertising spots for merchandise, services, other advertising or other assets in the ordinary course of business. The transaction price for these contracts is measured at contract inception at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Trade and barter revenues and expenses, which are included in consolidated revenue and selling, general and administrative expenses, respectively, were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Consolidated:
Trade and barter revenues	$118,737	$49,365
Trade and barter expenses	(90,244)	(33,794)
Barter revenues for investments(1)	11,596	10,283
Total trade and barter income	$40,089	$25,854
(1) Revenue in connection with investments made in companies in exchange for advertising services.
The increase in trade and barter revenues and expenses in 2026 is the result of strategic marketing initiatives as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Deferred Revenue

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2026	2025
Deferred revenue from contracts with customers:
Beginning balance(1)	$204,738	$173,766
Revenue recognized, included in beginning balance	(68,978)	(66,932)
Additions, net of revenue recognized during period, and other	69,362	76,850
Ending balance	$205,122	$183,684
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less. However, as of March 31, 2026, the Company expects to recognize $259.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Expected commissions related to the Company’s media representation business are not included in this amount as they are contingent upon future sales.

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three months ended March 31, 2026, the Company recognized no non-cash impairment charges. During the three months ended March 31, 2025, the Company recognized non-cash impairment charges of $2.9 million due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash paid for amounts included in measurement of operating lease liabilities	$32,037	$36,644
Lease liabilities arising from obtaining right-of-use assets(1)	7,330	7,435
(1)Lease liabilities from obtaining right-of-use assets include new leases entered into during the three months ended March 31, 2026 and 2025, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $14.1 million and $15.7 million for the three months ended March 31, 2026 and 2025, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	March 31, 2026	December 31, 2025
Land, buildings and improvements	$304,423	$304,437
Towers, transmitters and studio equipment	215,747	215,697
Computer equipment and software	761,043	749,083
Furniture and other equipment	54,128	54,129
Construction in progress	19,343	11,895
	1,354,684	1,335,241
Less: accumulated depreciation	970,082	937,001
Property, plant and equipment, net	$384,602	$398,240
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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,388	$(1,137,032)	$1,652,388	$(1,103,895)
Talent and other contracts	338,900	(295,891)	338,900	(287,167)
Trademarks and tradenames	335,936	(232,519)	335,936	(224,426)
Other	18,003	(16,524)	18,003	(15,962)
Total	$2,345,227	$(1,681,966)	$2,345,227	$(1,631,450)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended March 31, 2026 and 2025 was $50.6 million and $53.7 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2027	$174,374
2028	157,673
2029	130,718
2030	16,273
2031	14,616

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2025(1)	$731,501	$311,353	$62,642	$1,105,496
Foreign currency	—	—	(47)	(47)
Balance as of March 31, 2026	$731,501	$311,353	$62,595	$1,105,449
(1)Beginning goodwill balance is presented net of prior accumulated impairment losses of $2.0 billion related to its Multiplatform Group, $439.4 million related to its Digital Audio Group and $41.6 million related to its Audio & Media Services Group.

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Asset-based Revolving Credit Facility due 2027(1)	$50,000	$50,000
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(2)	2,118,903	2,124,267
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other secured subsidiary debt	5,112	3,934
Long-term debt fees	(6,766)	(7,220)
Debt Premium(3)	229,798	242,151
Total Debt	5,037,006	5,053,091
Less: Current portion	74,721	73,429
Total long-term debt	$4,962,285	$4,979,662
(1)As of March 31, 2026, the ABL Facility had a borrowing base of $439.2 million, $50.0 million outstanding borrowings and $29.7 million in outstanding letters of credit, resulting in $359.5 million of borrowing base availability.
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
The Company’s weighted average interest rate was 9.0% as of both March 31, 2026 and December 31, 2025. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.0 billion and $4.4 billion as of March 31, 2026 and December 31, 2025, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of March 31, 2026, the Company was in compliance with all covenants related to its debt agreements.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Surety Bonds and Letters of Credit

As of March 31, 2026, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $9.8 million and $29.7 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax benefit (expense) consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2026	2025
Current tax benefit (expense)	$(6,413)	$860
Deferred tax benefit (expense)	6,124	(136,219)
Income tax expense	$(289)	$(135,359)

The effective tax rates for the three months ended March 31, 2026 and 2025 were (0.3)% and (93.0)%, respectively. The effective tax rates for these three-month periods were primarily impacted by increases in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company's ability to utilize those assets in future periods.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 – STOCKHOLDERS' DEFICIT
Pursuant to the Company's 2019 Equity Incentive Plan (the "2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. On April 21, 2021, the 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. At the 2023 Annual Meeting of Stockholders, an increase to the shares authorized for issuance under the 2021 Plan was approved. Pursuant to the 2021 Plan, the Company will continue to grant equity awards covering shares of the Company's Class A common stock to certain key individuals.

Share-based Compensation
Share-based compensation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. The Company periodically issues restricted stock units ("RSUs") and performance-based RSUs ("Performance RSUs") to certain key employees, some of which are settled in cash. The RSUs vest solely due to continued service over time. The Performance RSUs generally vest upon the achievement of certain total relative stockholder return goals, Adjusted EBITDA goals, cost savings and other strategic goals (including debt refinancing and advertising sales reorganization initiatives) and continued service. The majority of these awards are measured over an approximately 1-year to 3-year period from the date of issuance.
The following table presents the Company's total share-based compensation expense by award type:

(In thousands)	Three Months Ended March 31,
	2026	2025
RSUs	$3,122	$5,328
Performance RSUs	(2,763)	3,529
Options	—	172
Total Share-Based Compensation Expense(1)	$359	$9,029
(1)Total share-based compensation expense includes $(3.3) million and $1.6 million of expense from cash-settled awards for the three months ended March 31, 2026 and March 31, 2025, respectively. The reduction in share-based compensation recognized in 2026 is due to changes in the Company’s stock price during the first quarter of 2026, resulting in lower expense associated with cash-settled awards.
As of March 31, 2026, there was $24.7 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 2.3 years and assumes Performance RSUs that have not reached their measurement dates will be fully earned at target.

Special Warrants

Each Special Warrant issued under the special warrant agreement entered into in connection with the Reorganization may be exercised by its holder to purchase one share of Class A common stock or Class B common stock at an exercise price of $0.001 per share, unless the Company in its sole discretion believes such exercise would, alone or in combination with any other existing or proposed ownership of common stock, result in, subject to certain exceptions, (a) such exercising holder owning more than 4.99% of the Company's outstanding Class A common stock, (b) more than 22.5% of the Company's capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, (c) the Company exceeding any foreign ownership threshold set by the FCC pursuant to a declaratory ruling or specific approval requirement or (d) the Company violating any provision of the Communications Act or restrictions on ownership or transfer imposed by the Company's certificate of incorporation or the decisions, rules and policies of the FCC. Although the agreement governing the Special Warrants provides that the Company may decline to permit the exercise of Special Warrants if such exercise would result in more than 22.5% of its capital stock or voting interests being owned directly or indirectly by foreign individuals or entities, the Company received a ruling from the FCC permitting it to have up to 100% foreign ownership in the aggregate. Any holder exercising Special Warrants must complete and timely deliver to the warrant agent the required exercise forms and certifications required under the special warrant agreement.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended March 31,
	2026	2025
NUMERATOR:
Net loss attributable to the Company – common shares	$(95,223)	$(281,224)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	155,789	152,480
Stock options and restricted stock(2):	—	—
Weighted average common shares outstanding - diluted	155,789	152,480

Net loss attributable to the Company per common share:
Basic	$(0.61)	$(1.84)
Diluted	(0.61)	(1.84)
(1)All of the outstanding Class B common stock and Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three months ended March 31, 2026 and 2025.
(2)Outstanding equity service awards representing 13.0 million and 16.6 million shares of Class A common stock of the Company for the three months ended March 31, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker ("CODM") for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment. The Company's CODM is its Chief Executive Officer.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results:

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2026
Revenue	$493,463	$327,142	$66,581	$—	$(2,986)	$884,200
Direct operating expenses(1)	199,526	170,100	6,200	—	(975)	374,851
Selling, general and administrative expenses(2)	246,973	70,227	35,934	65,593	(2,011)	416,716
Segment Adjusted EBITDA(3)	$46,964	$86,815	$24,447	$(65,593)	$—	$92,633
Depreciation and amortization						(81,377)
Impairment charges						—
Other operating expense, net						(78)
Restructuring expenses						(9,333)
Share-based compensation expense						(359)
Operating income						$1,486

Segment Assets	$3,567,793	$569,636	$244,169	$511,523	$(5,265)	$4,887,856
Intersegment revenues	—	1,211	1,775	—	—	2,986
Capital expenditures	10,360	5,503	1,964	4,086	—	21,913

	Segments
(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2025
Revenue	$472,978	$277,287	$59,323	$—	$(2,487)	$807,101
Direct operating expenses(1)	199,669	145,921	7,084	—	(955)	351,719
Selling, general and administrative expenses(2)	203,302	44,283	36,441	68,300	(1,532)	350,794
Segment Adjusted EBITDA(3)	$70,007	$87,083	$15,798	$(68,300)	$—	$104,588
Depreciation and amortization						(91,901)
Impairment charges						(2,855)
Other operating expense, net						(659)
Restructuring expenses						(25,578)
Share-based compensation expense						(9,029)
Operating loss						$(25,434)

Segment Assets	$4,027,842	$593,363	$273,776	$377,161	$(4,049)	$5,268,093
Intersegment revenues	—	1,131	1,356	—	—	2,487
Capital expenditures	5,929	5,856	5,627	2,318	—	19,730

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NOTE 10 – SUBSEQUENT EVENTS
Asset-Based Revolving Credit Facility Draw
On April 28, 2026, iHeartCommunications borrowed $75.0 million under the ABL Facility. This borrowing was executed in connection with the Company's short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty.

Debt Repayment at Maturity
On May 1, 2026, the Company repaid $51.2 million of outstanding debt, including repayments of the Term Loan Facility due 2026 for $5.1 million, the Incremental Term Loan Facility due 2026 for $1.5 million and the 6.375% Senior Notes due 2026 for $44.6 million. These payments were made in the ordinary course of business, in accordance with the original terms of the debt agreements, and did not result in any early extinguishment of debt or modification of existing terms. For more information about the Company's outstanding debt obligations, refer to Note 5, Long-Term Debt.

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
Certain prior period amounts have been reclassified to conform to the 2026 presentation.
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

Economic Conditions

Our advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and inflation have continued to contribute to a challenging macroeconomic environment. This environment has led to broader market uncertainty which has impacted our revenues and cash flows. We are monitoring ongoing developments surrounding international trade and other geopolitical events that may pressure the advertising budgets of our customers and could impact our financial results in future periods. The current market uncertainty and macroeconomic conditions, a recession, a downturn in the U.S. economy or uncertainty resulting from geopolitical events could have a significant impact on our ability to generate revenue and cash flows.

Modernization Initiatives

In the second quarter of 2026, we announced a new cost reduction initiative that is expected to generate an additional $50 million in annualized savings, and those savings will begin to be realized in the second half of 2026. This is in addition to the previously announced $100 million of in year 2026 savings, which is comprised of the $50 million of annualized savings announced in the fourth quarter of 2025, and the $50 million of annualized savings announced in the first quarter of 2026. In addition to these initiatives, we continue to explore opportunities for further efficiencies.

Strategic Marketing Initiatives

Beginning in the third quarter of 2025, we entered into non-cash strategic marketing initiatives designed to expand our digital audience and engagement and support the growth of our broadcast radio programmatic sales capabilities. We expect these initiatives to continue through the second quarter of 2026, with a significant reduction anticipated in the second half of 2026.

Executive Summary

Consolidated revenues for the first quarter of 2026 increased due to an increase in digital and podcast advertising revenue driven by a continued increase in demand for digital advertising, and an increase in trade revenue related to strategic marketing arrangements, partially offset by lower spending on radio advertising as a result of continued uncertain market conditions.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $884.2 million increased $77.1 million, or 9.6%, during the quarter ended March 31, 2026 compared to Consolidated Revenue of $807.1 million in the prior year's first quarter.
•Multiplatform Group Revenue increased $20.5 million, or 4.3%, and Segment Adjusted EBITDA decreased $23.0 million, or 32.9%, compared to the prior year's first quarter, respectively.
•Digital Audio Group Revenue increased $49.9 million, or 18.0%, and Segment Adjusted EBITDA decreased $0.3 million, or 0.3%, compared to the prior year's first quarter, respectively.
•Audio & Media Services Group Revenue increased $7.3 million, or 12.2%, and Segment Adjusted EBITDA increased $8.6 million, or 54.7%, compared to the prior year's first quarter, respectively.
•Operating income of $1.5 million improved $26.9 million from Operating loss of $25.4 million in the prior year’s first quarter.
•Net loss of $95.6 million improved $185.3 million from $280.9 million in the prior year's first quarter.
•Cash flows used for operating activities of $92.5 million increased from cash flows used for operating activities of $60.9 million in the prior year's first quarter.
•Adjusted EBITDA(1) of $92.6 million decreased $12.0 million from $104.6 million in the prior year's first quarter.
•Free cash flow(2) of $(114.5) million decreased from $(80.7) million in the prior year's first quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Revenue	$884,200	$807,101	9.6%
Operating income (loss)	1,486	(25,434)	(105.8)%
Net loss	(95,618)	(280,883)	(66.0)%
Cash used for operating activities	(92,540)	(60,944)	51.8%

Adjusted EBITDA(1)	$92,633	$104,588	(11.4)%
Free cash flow(2)	(114,453)	(80,674)	41.9%
(1)For a definition of Adjusted EBITDA and a reconciliation to Operating income (loss), the most closely comparable U.S. generally accepted accounting principles ("GAAP") measure, and to Net loss, please see "Reconciliation of Operating income (loss) to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2)For a definition of Free cash flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free cash flow” in this MD&A.

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended March 31,
	2026	2025
Revenue	$884,200	$807,101
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	375,067	356,326
Selling, general and administrative expenses (excludes depreciation and amortization)	426,192	380,794
Depreciation and amortization	81,377	91,901
Impairment charges	—	2,855
Other operating expense	78	659
Operating income (loss)	1,486	(25,434)
Interest expense, net	95,898	100,386
Loss on investments, net	(545)	(18,594)
Equity in earnings (loss) of nonconsolidated affiliates	(52)	50
Other expense, net	(320)	(1,160)
Loss before income taxes	(95,329)	(145,524)
Income tax expense	(289)	(135,359)
Net loss	(95,618)	(280,883)
Less amount attributable to noncontrolling interest	(395)	341
Net loss attributable to the Company	$(95,223)	$(281,224)

The table below presents the comparison of our revenue streams:

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Broadcast Radio	$361,435	$340,736	6.1%
Networks	97,245	99,463	(2.2)%
Sponsorship and Events	27,988	28,621	(2.2)%
Other	6,795	4,158	63.4%
Multiplatform Group	493,463	472,978	4.3%
Digital, excluding Podcast	179,948	161,251	11.6%
Podcast	147,194	116,036	26.9%
Digital Audio Group	327,142	277,287	18.0%
Audio & Media Services Group	66,581	59,323	12.2%
Eliminations	(2,986)	(2,487)
Revenue, total	$884,200	$807,101	9.6%

Consolidated results for the three months ended March 31, 2026 compared to the consolidated results for the three months ended March 31, 2025 were as follows:
Revenue
Consolidated revenue increased $77.1 million during the three months ended March 31, 2026 compared to the same period of 2025. Multiplatform Group revenue increased $20.5 million, or 4.3%, primarily resulting from an increase in non-cash trade revenue resulting from strategic marketing initiatives, partially offset by a decrease in broadcast advertising in connection with continued uncertain market conditions. Digital Audio Group revenue increased $49.9 million, or 18.0%, driven primarily by continuing increases in demand for digital and podcast advertising, as well as increased non-cash trade revenue resulting from strategic marketing initiatives. Audio & Media Services revenue increased $7.3 million, or 12.2%, primarily as a result of strong demand for digital advertising.
Direct Operating Expenses
Consolidated direct operating expenses increased $18.7 million, or 5.3%, during the three months ended March 31, 2026, compared to the same period of 2025. The increase was primarily driven by higher variable content costs, including higher third-party digital costs related to the increase in digital revenues, partially offset by a decrease in employee compensation cost related to our modernization initiatives.
Selling, General and Administrative Expenses
Consolidated SG&A expenses increased $45.4 million, or 11.9%, during the three months ended March 31, 2026, compared to the same period of 2025. The increase was driven primarily by an increase in non-cash trade and barter expense associated with revenues generated by strategic marketing initiatives entered into in the prior year, partially offset by decreased cash-settled share-based compensation expense driven by changes in our stock price.
Depreciation and Amortization
Depreciation and amortization decreased $10.5 million during the three months ended March 31, 2026 compared to the same period of 2025 primarily as a result of a lower fixed asset base due to lower levels of capital expenditures.
Interest Expense, net
Interest expense decreased $4.5 million during the three months ended March 31, 2026 compared to the same period of 2025 primarily as a result of a decrease in interest rates associated with our floating-rate debt.
Loss On Investments, Net
During the three months ended March 31, 2025, we recognized a loss on investments, net of $18.6 million related to declines in the value of our investments.
Income Tax Expense
Our effective tax rates for the three months ended March 31, 2026 and 2025 were (0.3)% and (93.0)%, respectively. The effective tax rates for these three-month periods were primarily impacted by changes in the forecasted increase in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company's ability to utilize those assets in future periods.
Net Loss Attributable to the Company
Net loss attributable to the Company improved $186.0 million to $95.2 million during the three months ended March 31, 2026 compared to $281.2 million during the three months ended March 31, 2025. The improvement was primarily due to the income tax benefit during the three months ended March 31, 2026 compared to the income tax expense during the three months ended March 31, 2025, as discussed above.

Multiplatform Group Results

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Revenue	$493,463	$472,978	4.3%
Operating expenses(1)	446,499	402,971	10.8%
Segment Adjusted EBITDA	$46,964	$70,007	(32.9)%
Segment Adjusted EBITDA margin	9.5%	14.8%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Multiplatform Group increased $20.5 million compared to the prior year primarily resulting from an increase in non-cash trade revenue resulting from strategic marketing initiatives, partially offset by a decrease in broadcast advertising in connection with continued uncertain market conditions. Broadcast revenue increased $20.7 million, or 6.1%, year-over-year, driven by an increase in non-cash trade revenue resulting from strategic marketing initiatives, partially offset by lower spot revenue. Networks decreased $2.2 million, or 2.2%, year-over-year. Revenue from Sponsorship and Events decreased $0.6 million, or 2.2%, year-over-year.

Operating expenses increased $43.5 million, driven primarily by higher trade and barter expenses resulting from strategic marketing initiatives.

Digital Audio Group Results

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Revenue	$327,142	$277,287	18.0%
Operating expenses(1)	240,327	190,204	26.4%
Segment Adjusted EBITDA	$86,815	$87,083	(0.3)%
Segment Adjusted EBITDA margin	26.5%	31.4%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Digital Audio Group increased $49.9 million compared to the prior year, driven by Podcast revenue which increased by $31.2 million, or 26.9% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $18.7 million, or 11.6% year-over-year, primarily due to an increase in demand for digital advertising, as well as increased non-cash trade revenue resulting from strategic marketing initiatives.
Operating expenses increased $50.1 million, primarily driven by higher variable content costs, including third-party digital costs related to the increase in revenues, and higher non-cash trade expense resulting from strategic marketing initiatives.

Audio & Media Services Group Results

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Revenue	$66,581	$59,323	12.2%
Operating expenses(1)	42,134	43,525	(3.2)%
Segment Adjusted EBITDA	$24,447	$15,798	54.7%
Segment Adjusted EBITDA margin	36.7%	26.6%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Revenue from our Audio & Media Services Group increased $7.3 million compared to the prior year period primarily due to an increase in digital revenues.
Operating expenses decreased $1.4 million primarily due to a decrease in employee compensation cost due to our modernization initiatives.
Reconciliation of Operating income (loss) to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2026	2025
Operating income (loss)	$1,486	$(25,434)
Depreciation and amortization	81,377	91,901
Impairment charges	—	2,855
Other operating expense	78	659
Restructuring expenses	9,333	25,578
Share-based compensation expense	359	9,029
Adjusted EBITDA(1)	$92,633	$104,588

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended March 31,
	2026	2025
Net loss	$(95,618)	$(280,883)
Income tax expense	289	135,359
Interest expense, net	95,898	100,386
Depreciation and amortization	81,377	91,901
EBITDA	$81,946	$46,763
Loss on investments, net	545	18,594
Other expense, net	320	1,160
Equity in (earnings) loss of nonconsolidated affiliates	52	(50)
Impairment charges	—	2,855
Other operating expense	78	659
Restructuring expenses	9,333	25,578
Share-based compensation expense	359	9,029
Adjusted EBITDA(1)	$92,633	$104,588
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax expense, Interest expense, net, Depreciation and amortization, Loss on investments, net, Loss on extinguishment of debt, Other (income) expense, net, Equity in (earnings) loss of nonconsolidated affiliates, Impairment charges, Other operating expense, Restructuring expenses and Share-based compensation expense. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating income (loss). We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating income (loss) or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.
Reconciliation of Cash used for operating activities to Free Cash Flow

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash used for operating activities	$(92,540)	$(60,944)
Purchases of property, plant and equipment	(21,913)	(19,730)
Free cash flow(1)	$(114,453)	$(80,674)
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

Share-based compensation expenses are recorded in SG&A expenses and were $0.4 million and $9.0 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was $24.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 2.3 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash provided by (used for):
Operating activities	$(92,540)	$(60,944)
Investing activities	(23,524)	(20,067)
Financing activities	(19,599)	(11,038)
Free Cash Flow(1)	(114,453)	(80,674)
(1)For a definition of Free Cash Flow and a reconciliation to Cash used for operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash used for operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $92.5 million during the three months ended March 31, 2026 compared to $60.9 million used for operating activities during the three months ended March 31, 2025. The increase was primarily driven by the timing of receivable collections, as well as the timing of interest payments. Accrued interest was paid in the fourth quarter of 2024 for the debt exchange transaction that would have been paid in the first quarter of 2025 under the old debt terms.

Investing Activities
Cash used for investing activities of $23.5 million during the three months ended March 31, 2026 primarily reflects $21.9 million in cash used for capital expenditures. For capital expenditures, we spent $10.4 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $5.5 million in our Digital Audio Group segment primarily related to IT infrastructure, $2.0 million in our Audio & Media Services Group segment, primarily related to software, and $4.0 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $20.1 million during the three months ended March 31, 2025 primarily reflects $19.7 million in cash used for capital expenditures. For capital expenditures, we spent $5.9 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $5.9 million in our Digital Audio Group segment primarily related to IT infrastructure, $5.6 million in our Audio & Media Services Group segment primarily related to software, and $2.3 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities totaled $19.6 million during the three months ended March 31, 2026 primarily due to quarterly amortization payments on the Term Loans due 2029 and payments reducing our debt premium.

Cash used for financing activities totaled $11.0 million during the three months ended March 31, 2025 primarily related to the quarterly amortization payment on the Term Loans due 2029 and payments reducing our debt premium recorded in connection with the debt exchange transaction completed in the fourth quarter of 2024.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $135.1 million as of March 31, 2026, and cash flows from operations. During the year ended December 31, 2025, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $100 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"), of which $50.0 million was repaid during the fourth quarter of 2025. This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds remain available to support working capital requirements and general corporate purposes. As of March 31, 2026, the ABL Facility had a borrowing base of $439.2 million, and $29.7 million of outstanding letters of credit, resulting in $359.5 million available for borrowing following the $50.0 million of outstanding borrowings. Our total available liquidity1 as of March 31, 2026 was $494.6 million.

The ABL Facility matures on May 17, 2027, and we are assessing refinancing options to enhance liquidity, extend the maturity profile, and support ongoing working capital needs.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact our revenues and cash flows. For the three months ended March 31, 2026, our consolidated revenues increased compared to the three months ended March 31, 2025 primarily due to an increase in non-cash trade revenue resulting from strategic marketing initiatives, as well as revenue growth in our Digital Audio Group, partially offset by lower broadcast revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of this MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity for the next twelve months will be to fund fluctuations in working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at March 31, 2026, we anticipate cash payments to service our debt of approximately $377.2 million in the remainder of 2026. These debt service cash payments include principal amounts maturing in 2026, interest, quarterly term loan amortization payments and payments related to the debt premium. The increase in payments is primarily due to debt maturity payments made in the second quarter of 2026. Future increases in interest rates could have a significant impact on our cash interest payments.

We acknowledge the challenges posed by market uncertainty as a result of global economic weakness and other macroeconomic and political trends, including ongoing developments surrounding geopolitical events, however, we remain confident in our business, our employees and our strategy. Further, we believe our available liquidity will allow us to fund capital expenditures and other obligations and make interest and debt maturity payments on our long-term debt for at least the next twelve months. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms or at all in the future.

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

Summary Debt Capital Structure
As of March 31, 2026 and December 31, 2025, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	March 31, 2026	December 31, 2025
Asset-based Revolving Credit Facility due 2027	$50,000	$50,000
Term Loan Facility due 2026	5,095	5,095
Incremental Term Loan Facility due 2026	1,500	1,500
Term Loan Facility due 2029(1)	2,118,903	2,124,267
6.375% Senior Notes due 2026	44,644	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt	5,112	3,934
Long-term debt fees	(6,766)	(7,220)
Debt Premium(2)	229,798	242,151
Total Debt	$5,037,006	$5,053,091
Less: Debt Premium	229,798	242,151
Less: Cash and cash equivalents	135,052	270,921
Net Debt(3)	$4,672,156	$4,540,019

(1)Quarterly amortization payments of $5.4 million (equal to 0.25% of the original principal amount) are required per the terms of the Term Loan Facility due 2029.
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

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of March 31, 2026, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended March 31, 2026. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of March 31, 2026, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Asset-based Revolving Credit Facility Draw

On April 28, 2026, iHeartCommunications borrowed $75.0 million under the ABL Facility. This borrowing was executed in connection with our short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty.

Debt Repayment at Maturity

On May 1, 2026, we repaid $51.2 million of outstanding debt, including repayments of the Term Loan Facility due 2026 for $5.1 million, the Incremental Term Loan Facility due 2026 for $1.5 million and the 6.375% Senior Notes due 2026 for $44.6 million. These payments were made in the ordinary course of business, in accordance with the original terms of the debt agreements, and did not result in any early extinguishment of debt or modification of existing terms. For more information about our outstanding debt obligations, refer to Note 5, Long-Term Debt.

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three months ended March 31, 2026, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of March 31, 2026, we were in compliance with all covenants related to our debt agreements.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2026, approximately 45% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the level of borrowings as of March 31, 2026 and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the three months ended March 31, 2026 would have changed by $5.4 million.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2025.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends including inflation, interest rates and potential recessionary indicators, geopolitical events, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, debt repurchases, our business plans, strategies and initiatives, potential acquisitions and dispositions, our expectations about certain markets and businesses, our expectations regarding the seasonality of our business, expected cash interest payments, our plans to refinance the ABL Facility, future impairment charges, expectations regarding non-cash strategic marketing initiatives and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to:
•risks associated with weak or uncertain global economic conditions, or other geopolitical events or conditions, and their impact on the level of expenditures for advertising;
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
•risks related to adverse political effects, acts or threats of terrorism or military conflicts; and
•certain other factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by other filings with the Securities and Exchange Commission (“SEC”).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our Class A common stock made during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	2,281	$3.79	—	$—
February 1 through February 28	530,174	3.40	—	—
March 1 through March 31	14,352	2.92	—	—
Total	546,807	$3.39	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2026 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
2026 Form of iHeartMedia, Inc. Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.57 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on March 2, 2026).

10.2
2026 Form of iHeartMedia, Inc. Cash-Settled Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.58 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on March 2, 2026).

10.3
2026 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.59 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on March 2, 2026).

10.4
2026 Form of iHeartMedia, Inc. Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.60 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on March 2, 2026).

10.5
2026 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Executive Officers) (incorporated by reference to Exhibit 10.61 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on March 2, 2026).

10.6
2026 Form of iHeartMedia, Inc. Cash-Settled Performance Restricted Stock Unit Award Agreement (for Pittman/Bressler) (incorporated by reference to Exhibit 10.62 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on March 2, 2026).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

Date:	May 11, 2026	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)