Form 10-Q
period 2026-06-30
iHeartMedia, Inc.
filed 2026-08-10
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2026
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	133,699,127
Class B Common Stock, $.001 par value	21,090,041

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2026	December 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$174,442	$270,921
Accounts receivable, net of allowance of $28,738 in 2026 and $30,467 in 2025	820,253	959,446
Prepaid expenses	254,376	190,383
Other current assets	41,284	38,577
Total Current Assets	1,290,355	1,459,327
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	378,824	398,240
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	601,440	601,440
Other intangibles, net	613,374	713,777
Goodwill	1,105,418	1,105,496
OTHER ASSETS
Operating lease right-of-use assets	613,816	625,788
Other assets	250,900	221,935
Total Assets	$4,854,127	$5,126,003
CURRENT LIABILITIES
Accounts payable	$296,015	$271,429
Current operating lease liabilities	57,392	60,968
Accrued expenses	213,380	297,296
Accrued interest	72,911	74,111
Deferred revenue	177,739	190,186
Current portion of long-term debt	95,825	73,429
Total Current Liabilities	913,262	967,419
Long-term debt	4,947,194	4,979,662
Noncurrent operating lease liabilities	664,127	674,192
Deferred income taxes	90,927	86,685
Other long-term liabilities	246,913	245,056
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	2,365	4,629
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, 138,140,252 and 131,438,774 shares issued, and 133,661,388 and 129,074,507 shares outstanding in 2026 and 2025, respectively	138	132
Class B Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, 21,090,041 and 21,090,196 shares issued and outstanding in 2026 and 2025, respectively	21	21
Special Warrants, 3,710,549 and 5,038,369 issued and outstanding in each of 2026 and 2025, respectively	—	—
Additional paid-in capital	3,004,169	2,995,250
Accumulated deficit	(4,990,561)	(4,812,949)
Accumulated other comprehensive loss	(2,256)	(1,878)
Cost of shares (4,478,864 in 2026 and 2,364,267 in 2025) held in treasury	(22,172)	(12,216)
Total Stockholders' Deficit	(2,008,296)	(1,827,011)
Total Liabilities and Stockholders' Deficit	$4,854,127	$5,126,003
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$977,239	$933,653	$1,861,439	$1,740,754
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	400,557	391,194	775,624	747,520
Selling, general and administrative expenses (excludes depreciation and amortization)	461,624	413,082	887,816	793,876
Depreciation and amortization	78,321	90,369	159,698	182,270
Impairment charges	—	2,552	—	5,407
Other operating expense	1,233	1,086	1,311	1,745
Operating income	35,504	35,370	36,990	9,936
Interest expense, net	96,057	100,894	191,955	201,280
Loss on investments, net	(1,550)	(901)	(2,095)	(19,495)
Equity in loss of nonconsolidated affiliates	(178)	(51)	(230)	(1)
Other income (expense), net	(276)	741	(596)	(419)
Loss before income taxes	(62,557)	(65,735)	(157,886)	(211,259)
Income tax expense	(19,979)	(18,253)	(20,268)	(153,612)
Net loss	(82,536)	(83,988)	(178,154)	(364,871)
Less amount attributable to noncontrolling interest	(147)	(508)	(542)	(167)
Net loss attributable to the Company	$(82,389)	$(83,480)	$(177,612)	$(364,704)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(86)	279	(378)	381
Other comprehensive income (loss), net of tax	(86)	279	(378)	381
Comprehensive loss	(82,475)	(83,201)	(177,990)	(364,323)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(82,475)	$(83,201)	$(177,990)	$(364,323)

Net loss attributable to the Company per common share:
Basic	$(0.52)	$(0.54)	$(1.13)	$(2.38)
Weighted average common shares outstanding - Basic	157,707	154,275	156,753	153,382
Diluted	$(0.52)	$(0.54)	$(1.13)	$(2.38)
Weighted average common shares outstanding - Diluted	157,707	154,275	156,753	153,382

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2026	132,898,567	21,090,196	5,030,019	$3,359	$154	$2,998,874	$(4,908,172)	$(2,170)	$(14,070)	$(1,922,025)
Net loss				(147)	—	—	(82,389)	—	—	(82,536)
Vesting of restricted stock and other	3,922,060			—	5	(5)	—	—	(8,102)	(8,102)
Share-based compensation				—	—	5,300	—	—	—	5,300
Dividend declared and paid to noncontrolling interests				(847)	—	—	—	—	—	(847)
Conversion of Special Warrants to Class A or Class B Shares	1,319,470		(1,319,470)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	155	(155)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(86)	—	(86)
Balances at June 30, 2026	138,140,252	21,090,041	3,710,549	$2,365	$159	$3,004,169	$(4,990,561)	$(2,256)	$(22,172)	$(2,008,296)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at March 31, 2025	128,285,283	21,187,567	5,039,323	$5,245	$149	$2,983,169	$(4,621,307)	$(1,783)	$(11,596)	$(1,646,123)
Net loss				(508)	—	—	(83,480)	—	—	(83,988)
Vesting of restricted stock and other	3,022,309			—	3	(3)	—	—	(593)	(593)
Share-based compensation				—	—	4,659	—	—	—	4,659
Dividend declared and paid to noncontrolling interests				(483)	—	—	—	—	—	(483)
Other comprehensive income				—	—	—	—	279	—	279
Balances at June 30, 2025	131,307,592	21,187,567	5,039,323	$4,254	$152	$2,987,825	$(4,704,787)	$(1,504)	$(12,189)	$(1,726,249)
(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2026, or 2025.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2025	131,438,774	21,090,196	5,038,369	$4,629	$153	$2,995,250	$(4,812,949)	$(1,878)	$(12,216)	$(1,827,011)
Net loss				(542)	—	—	(177,612)	—	—	(178,154)
Vesting of restricted stock and other	5,373,503			—	6	(6)	—	—	(9,956)	(9,956)
Share-based compensation				—	—	8,925	—	—	—	8,925
Dividends declared and paid to noncontrolling interests				(1,722)	—	—	—	—	—	(1,722)
Conversion of Special Warrants to Class A and Class B Shares	1,327,820		(1,327,820)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	155	(155)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(378)	—	(378)
Balances at June 30, 2026	138,140,252	21,090,041	3,710,549	$2,365	$159	$3,004,169	$(4,990,561)	$(2,256)	$(22,172)	$(2,008,296)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)
Net loss				(167)	—	—	(364,704)	—	—	(364,871)
Vesting of restricted stock and other	3,735,212			—	3	(3)	—	—	(1,236)	(1,236)
Share-based compensation				—	—	12,125	—	—	—	12,125
Dividends declared and paid to noncontrolling interests				(868)	—	—	—	—	—	(868)
Conversion of Class B Shares to Class A Shares	98,347	(98,347)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	381	—	381
Balances at June 30, 2025	131,307,592	21,187,567	5,039,323	$4,254	$152	$2,987,825	$(4,704,787)	$(1,504)	$(12,189)	$(1,726,249)

(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2026, 2025, or 2024.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(178,154)	$(364,871)
Reconciling items:
Impairment charges	—	5,407
Depreciation and amortization	159,698	182,270
Deferred taxes	4,246	142,599
Provision for doubtful accounts	11,402	8,589
Amortization of deferred financing charges and note discounts, net	1,536	1,489
Share-based compensation	8,925	12,125
Loss on disposal of operating and other assets	30	1,254
Loss on investments	2,095	19,495
Equity in loss of nonconsolidated subsidiaries	230	1
Barter and trade income	(64,828)	(44,635)
Other reconciling items, net	549	(920)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	126,227	105,058
Increase in prepaid & other current assets	(27,765)	(39,342)
(Increase) Decrease in other long-term assets	2,790	(1,412)
Increase (Decrease) in accounts payable	26,349	(31,973)
Decrease in accrued expenses	(69,176)	(109,688)
Increase (Decrease) in accrued interest	(1,463)	44,121
Increase (Decrease) in deferred revenue	(21,651)	19,058
Decrease in other long-term liabilities	(8,697)	(2,748)
Cash used for operating activities	(27,657)	(54,123)
Cash flows from investing activities:
Purchases of property, plant and equipment	(40,842)	(39,727)
Change in other, net	(3,741)	(921)
Cash used for investing activities	(44,583)	(40,648)
Cash flows from financing activities:
Proceeds from credit facilities	75,000	100,000
Payments on long-term debt	(87,349)	(27,172)
Payments for repurchase of iHRT stock	(9,956)	(1,236)
Dividends and other payments to noncontrolling interests	(1,722)	(868)
Change in other, net	—	(43)
Cash provided by (used for) financing activities	(24,027)	70,681
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(212)	442
Net decrease in cash, cash equivalents, and restricted cash	(96,479)	(23,648)
Cash, cash equivalents and restricted cash at beginning of period	270,921	259,580
Cash, cash equivalents and restricted cash at end of period	$174,442	$235,932
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$194,211	$158,174
Cash paid for income taxes	720	33,193
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
During the six months ended June 30, 2026, iHeartCommunications, Inc. ("iHeartCommunications"), a wholly-owned subsidiary of the Company, borrowed $75.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022, as amended on November 6, 2024 (the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds are available to support working capital requirements and general corporate purposes. As of June 30, 2026, the ABL Facility had a borrowing base of $432.9 million, $125.0 million of outstanding borrowings and $25.2 million of outstanding letters of credit, resulting in $282.7 million of borrowing base availability.
As of June 30, 2026, the Company had approximately $174.4 million in cash and cash equivalents, and total available liquidity was $457.2 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due over the coming year.
Reclassifications
Certain prior period amounts within the Consolidated Statements of Cash Flows and the segment disclosures have been reclassified to conform to the 2026 presentation. These reclassifications had no material impact on the Consolidated Statement of Cash Flows or the segment disclosures.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Cash
As of June 30, 2026 and December 31, 2025, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and six months ended June 30, 2026 and 2025:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended June 30, 2026
Revenue from contracts with customers:
Broadcast Radio(1)	$397,588	$—	$—	$—	$397,588
Networks(2)	103,689	—	—	—	103,689
Sponsorship and Events(3)	30,532	—	—	—	30,532
Digital, excluding Podcast(4)	—	202,013	—	(1,205)	200,808
Podcast(5)	—	162,067	—	—	162,067
Audio & Media Services(6)	—	—	80,465	(1,768)	78,697
Other(7)	3,790	—	—	—	3,790
Total	535,599	364,080	80,465	(2,973)	977,171
Revenue from leases(8)	68	—	—	—	68
Revenue, total	$535,667	$364,080	$80,465	$(2,973)	$977,239

Three Months Ended June 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$395,789	$—	$—	$—	$395,789
Networks(2)	107,813	—	—	—	107,813
Sponsorship and Events(3)	36,485	—	—	—	36,485
Digital, excluding Podcast(4)	—	189,560	—	(1,153)	188,407
Podcast(5)	—	134,296	—	—	134,296
Audio & Media Services(6)	—	—	67,736	(1,384)	66,352
Other(7)	4,420	—	—	—	4,420
Total	544,507	323,856	67,736	(2,537)	933,562
Revenue from leases(8)	91	—	—	—	91
Revenue, total	$544,598	$323,856	$67,736	$(2,537)	$933,653

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Six Months Ended June 30, 2026
Revenue from contracts with customers:
Broadcast Radio(1)	$759,023	$—	$—	$—	$759,023
Networks(2)	200,934	—	—	—	200,934
Sponsorship and Events(3)	58,520	—	—	—	58,520
Digital, excluding Podcast(4)	—	381,961	—	(2,416)	379,545
Podcast(5)	—	309,261	—	—	309,261
Audio & Media Services(6)	—	—	147,046	(3,543)	143,503
Other(7)	10,506	—	—	—	10,506
Total	1,028,983	691,222	147,046	(5,959)	1,861,292
Revenue from leases(8)	147	—	—	—	147
Revenue, total	$1,029,130	$691,222	$147,046	$(5,959)	$1,861,439

Six Months Ended June 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$736,525	$—	$—	$—	$736,525
Networks(2)	207,276	—	—	—	207,276
Sponsorship and Events(3)	65,106	—	—	—	65,106
Digital, excluding Podcast(4)	—	350,811	—	(2,284)	348,527
Podcast(5)	—	250,332	—	—	250,332
Audio & Media Services(6)	—	—	127,059	(2,740)	124,319
Other(7)	8,487	—	—	—	8,487
Total	1,017,394	601,143	127,059	(5,024)	1,740,572
Revenue from leases(8)	182	—	—	—	182
Revenue, total	$1,017,576	$601,143	$127,059	$(5,024)	$1,740,754
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Consolidated:
Trade and barter revenues	$110,063	$75,995	$228,800	$125,360
Trade and barter expenses	(103,382)	(64,769)	(193,626)	(98,563)
Net trade and barter	6,681	11,226	35,174	26,797
Barter revenues for investments(1)	18,058	7,555	29,654	17,838
Total trade and barter income	$24,739	$18,781	$64,828	$44,635
(1) Revenue in connection with investments made in companies in exchange for advertising services.
The increase in trade and barter revenues and expenses in 2026 is the result of strategic marketing initiatives as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Deferred Revenue

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Deferred revenue from contracts with customers:
Beginning balance(1)	$205,122	$183,684	$204,738	$173,766
Revenue recognized, included in beginning balance	(80,112)	(68,626)	(143,673)	(94,430)
Additions, net of revenue recognized during period, and other	64,843	80,705	128,788	116,427
Ending balance	$189,853	$195,763	$189,853	$195,763
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.
The Company’s contracts with customers generally have terms of one year or less. However, as of June 30, 2026, the Company expects to recognize $256.7 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Expected commissions related to the Company’s media representation business are not included in this amount as they are contingent upon future sales.

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
The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2026, the Company recognized no non-cash impairment charges. During the three and six months ended June 30, 2025, the Company recognized non-cash impairment charges of $2.6 million and $5.4 million due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint.
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
The following table provides supplemental cash flow information related to leases for the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash paid for amounts included in measurement of operating lease liabilities	$68,147	$72,805
Lease liabilities arising from obtaining right-of-use assets(1)	19,375	12,241
(1)Lease liabilities from obtaining right-of-use assets include new leases entered into during the six months ended June 30, 2026 and 2025, respectively.
The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $14.5 million and $17.2 million for the three months ended June 30, 2026 and 2025, respectively. The non-cash operating lease expense was $28.6 million and $32.9 million for the six months ended June 30, 2026 and 2025, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	June 30, 2026	December 31, 2025
Land, buildings and improvements	$304,406	$304,437
Towers, transmitters and studio equipment	216,043	215,697
Computer equipment and software	759,025	749,083
Furniture and other equipment	54,127	54,129
Construction in progress	43,683	11,895
	1,377,284	1,335,241
Less: accumulated depreciation	998,460	937,001
Property, plant and equipment, net	$378,824	$398,240
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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,652,388	$(1,170,033)	$1,652,388	$(1,103,895)
Talent and other contracts	338,900	(304,617)	338,900	(287,167)
Trademarks and tradenames	335,936	(240,305)	335,936	(224,426)
Other	18,003	(16,898)	18,003	(15,962)
Total	$2,345,227	$(1,731,853)	$2,345,227	$(1,631,450)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended June 30, 2026 and 2025 was $49.9 million and $53.7 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the six months ended June 30, 2026 and 2025 was $100.5 million and $107.4 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2027	$174,373
2028	157,673
2029	130,718
2030	16,273
2031	14,616

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2025(1)	$731,501	$311,353	$62,642	$1,105,496
Foreign currency	—	—	(78)	(78)
Balance as of June 30, 2026	$731,501	$311,353	$62,564	$1,105,418
(1)Beginning goodwill balance is presented net of prior accumulated impairment losses of $2.0 billion related to its Multiplatform Group, $439.4 million related to its Digital Audio Group and $41.6 million related to its Audio & Media Services Group.

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Asset-based Revolving Credit Facility due 2027(1)	$125,000	$50,000
Term Loan Facility due 2026(2)	—	5,095
Incremental Term Loan Facility due 2026(2)	—	1,500
Term Loan Facility due 2029(3)	2,113,538	2,124,267
6.375% Senior Notes due 2026(2)	—	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other secured subsidiary debt	4,810	3,934
Long-term debt fees	(6,306)	(7,220)
Debt Premium(4)	217,257	242,151
Total Debt	5,043,019	5,053,091
Less: Current portion	95,825	73,429
Total long-term debt	$4,947,194	$4,979,662
(1)During the six months ended June 30, 2026, iHeartCommunications borrowed $75.0 million under the ABL Facility. As of June 30, 2026, the ABL Facility had a borrowing base of $432.9 million, $125.0 million outstanding borrowings and $25.2 million of outstanding letters of credit, resulting in $282.7 million of borrowing base availability.
(2)On May 1, 2026, we repaid $51.2 million of outstanding debt, including repayments of the Term Loan Facility due 2026 for $5.1 million, the Incremental Term Loan Facility due 2026 for $1.5 million and the 6.375% Senior Notes due 2026 for $44.6 million.
(3)Quarterly amortization payments of $5.4 million (equal to 0.25% of the original principal amount) are required per the terms of the Term Loan Facility due 2029.
(4)The difference between the carrying value of the exchanged 5.25% Senior Notes, 4.75% Senior Secured Notes, and 8.375% Senior Unsecured Notes and the principal amount of the 7.75% First Lien Notes due 2030, 7.00% First Lien Notes due 2031 and 10.875% Second Lien Notes due 2030 was recorded as debt premium and will be reduced as contractual interest payments are made.
The Company’s weighted average interest rate was 8.9% and 9.0% as of June 30, 2026 and December 31, 2025, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.5 billion and $4.4 billion as of June 30, 2026 and December 31, 2025, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of June 30, 2026, the Company was in compliance with all covenants related to its debt agreements.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Surety Bonds and Letters of Credit

As of June 30, 2026, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $10.3 million and $25.2 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES
The Company’s income tax expense consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current tax expense	$(9,609)	$(11,873)	$(16,022)	$(11,013)
Deferred tax expense	(10,370)	(6,380)	(4,246)	(142,599)
Income tax expense	$(19,979)	$(18,253)	$(20,268)	$(153,612)

The effective tax rates for the three months ended June 30, 2026 and 2025 were (31.9)% and (27.8)%, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were (12.8)% and (72.7)%, respectively. The effective tax rates for these periods were primarily impacted by increases in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding the Company's ability to utilize those assets in future periods.

NOTE 8 – STOCKHOLDERS' DEFICIT
Pursuant to the Company's 2019 Equity Incentive Plan (the "2019 Plan"), the Company historically granted restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals. In April 2021, the 2021 Long-Term Incentive Award Plan (the “2021 Plan”) was approved by stockholders and replaced the 2019 Plan. In February 2023 and April 2026, the Board adopted amendments to the 2021 Plan, each of which provided for an increase to the shares authorized for issuance under the 2021 Plan and were approved by the Company's stockholders at the annual meetings of

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
stockholders held in 2023 and 2026, respectively. Pursuant to the 2021 Plan, as amended, the Company will continue to grant equity awards covering shares of the Company's Class A common stock to certain key individuals.

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
The following table presents the Company's total share-based compensation expense by award type:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	$5,408	$4,017	$8,530	$9,345
Performance RSUs	13,530	3,217	10,767	6,746
Options	—	26	—	198
Total Share-Based Compensation Expense(1)	$18,938	$7,260	$19,297	$16,289
(1)Total share-based compensation expense includes $13.7 million and $10.4 million of expense from cash-settled awards for the three and six months ended June 30, 2026, respectively. Total share-based compensation expense includes $2.6 million and $4.2 million of expense from cash-settled awards for the three and six months ended June 30, 2025, respectively. The increase in share-based compensation recognized in 2026 is due to changes in the Company’s stock price, resulting in higher expense associated with cash-settled awards.
As of June 30, 2026, there was $25.5 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 2.3 years and assumes Performance RSUs that have not reached their measurement dates will be fully earned at target.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NUMERATOR:
Net loss attributable to the Company – common shares	$(82,389)	$(83,480)	$(177,612)	$(364,704)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	157,707	154,275	156,753	153,382
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	157,707	154,275	156,753	153,382

Net loss attributable to the Company per common share:
Basic	$(0.52)	$(0.54)	$(1.13)	$(2.38)
Diluted	(0.52)	(0.54)	(1.13)	(2.38)
(1)All of the outstanding Class B common stock and Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and six months ended June 30, 2026 and 2025.
(2)Outstanding equity service awards representing 12.2 million and 12.6 million shares of Class A common stock of the Company for the three months ended June 30, 2026 and 2025, respectively, and 12.6 million and 14.6 million shares of Class A common stock for the six months ended June 30, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker ("CODM") for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment. It is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring expenses, and share-based compensation expense. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results:

Revenues

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Multiplatform Group	$535,667	$544,598	$1,029,130	$1,017,576
Digital Audio Group	364,080	323,856	691,222	601,143
Audio & Media Services Group	80,465	67,736	147,046	127,059
Inter-segment elimination	(2,973)	(2,537)	(5,959)	(5,024)
Total revenue	$977,239	$933,653	$1,861,439	$1,740,754

Reconciliation of Revenues to Segment Adjusted EBITDA

(In thousands)	Three Months Ended June 30, 2026
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$535,667	$364,080	$80,465
Direct operating expenses(1)	204,422	183,280	8,060
Selling, general and administrative expenses(2)	272,636	57,624	35,742
Segment Adjusted EBITDA	$58,609	$123,176	$36,663

(In thousands)	Three Months Ended June 30, 2025
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$544,598	$323,856	$67,736
Direct operating expenses(1)	218,052	161,811	7,474
Selling, general and administrative expenses(2)	230,182	54,435	36,541
Segment Adjusted EBITDA	$96,364	$107,610	$23,721

(In thousands)	Six Months Ended June 30, 2026
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$1,029,130	$691,222	$147,046
Direct operating expenses(1)	403,948	353,380	14,260
Selling, general and administrative expenses(2)	519,609	127,851	71,676
Segment Adjusted EBITDA	$105,573	$209,991	$61,110

(In thousands)	Six Months Ended June 30, 2025
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$1,017,576	$601,143	$127,059
Direct operating expenses(1)	417,721	307,732	14,558
Selling, general and administrative expenses(2)	433,484	98,718	72,982
Segment Adjusted EBITDA	$166,371	$194,693	$39,519

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)Includes content, programming, and production costs as well as employee compensation, talent fees, event costs, music license fees, and other expenses.
(2)Includes administrative employee compensation, sales commissions, ratings fees, trade and barter expense, and other expenses.
Reconciliation of Segment Adjusted EBITDA to Loss before income taxes

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA:
Multiplatform Group	$58,609	$96,364	$105,573	$166,371
Digital Audio Group	123,176	107,610	209,991	194,693
Audio & Media Services Group	36,663	23,721	61,110	39,519
Total Segment Adjusted EBITDA	$218,448	$227,695	$376,674	$400,583
Corporate expenses	(66,925)	(71,568)	(132,518)	(139,868)
Depreciation and amortization	(78,321)	(90,369)	(159,698)	(182,270)
Impairment charges	—	(2,552)	—	(5,407)
Other operating expense, net	(1,233)	(1,086)	(1,311)	(1,745)
Restructuring expenses	(17,527)	(19,490)	(26,860)	(45,068)
Share-based compensation expense	(18,938)	(7,260)	(19,297)	(16,289)
Interest expense, net	(96,057)	(100,894)	(191,955)	(201,280)
Loss on investments, net	(1,550)	(901)	(2,095)	(19,495)
Equity in loss of nonconsolidated affiliates	(178)	(51)	(230)	(1)
Other income (expense), net	(276)	741	(596)	(419)
Loss before income taxes	$(62,557)	$(65,735)	$(157,886)	$(211,259)

Capital Expenditures

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Multiplatform Group	$10,079	$10,698	$20,439	$16,627
Digital Audio Group	4,053	4,406	9,556	10,262
Audio & Media Services Group	1,876	2,752	3,840	8,379
Corporate	2,921	2,141	7,007	4,459
Total capital expenditures	$18,929	$19,997	$40,842	$39,727

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Segment Assets

(In thousands)	June 30, 2026	June 30, 2025
Multiplatform Group	$3,626,455	$4,066,415
Digital Audio Group	605,290	606,412
Audio & Media Services Group	261,241	269,612
Corporate	364,652	439,578
Inter-segment elimination	(3,511)	(2,700)
Total segment assets	$4,854,127	$5,379,317

NOTE 10 – SUBSEQUENT EVENTS
Amendment to ABL Credit Agreement
On August 7, 2026, iHeartCommunications (the "Borrower") entered into Amendment No. 2 to the ABL Credit Agreement (the "Second Amendment"), the loan parties thereto, Bank of America, N.A. as administrative agent, and the lenders party thereto, which amended the ABL Credit Agreement dated as of May 17, 2022 and as amended, supplemented or modified from time to time, by and among the Borrower, the guarantors parties thereto, BofA, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Second Amendment, among other things, extends the maturity date of the ABL Facility from May 17, 2027 to January 30, 2029. The aggregate lender commitments under the ABL Facility after giving effect to the Second Amendment remain at $450 million.

Borrowings under the ABL Facility continue to bear interest at a rate per annum equal to, at the Borrower's option, either (a) Term SOFR plus an applicable margin ranging from 1.75% to 2.25% or (b) a base rate plus an applicable margin ranging from 0.75% to 1.25%, in each case depending on average excess availability as a percentage of the line cap.

The Second Amendment did not result in the repayment of any outstanding borrowings, and all amounts outstanding under the ABL Facility at the time of the Second Amendment continued in place under the amended terms.

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

Management monitors revenue generated through our programmatic advertising offerings, including AudioGraph and related automated advertising technologies, to assess the performance of our advertising technology and marketing optimization initiatives. We continue to invest in our broadcast radio programmatic sales capabilities that enhance advertisers' ability to plan, buy, target, measure, and optimize campaigns across our platforms. These investments support increased automation of advertising transactions, improved audience insights, expanded attribution capabilities, and more effective monetization of our scaled audio audiences across radio, streaming, and podcasting platforms.

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

Strategic Marketing Initiatives

Beginning in the third quarter of 2025, we entered into non-cash strategic marketing initiatives designed to expand our digital audience and engagement and support the growth of our broadcast radio programmatic sales capabilities. We expect a significant reduction of these initiatives in the second half of 2026.

Executive Summary

Consolidated revenues for the second quarter of 2026 increased due to an increase in trade and barter revenue related to strategic marketing initiatives, an increase in digital and podcast advertising revenue driven by a continued increase in demand for digital advertising, and an increase in political revenues as 2026 is a midterm election year, partially offset by lower spending on broadcast advertising as a result of continued uncertain market conditions.
The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $977.2 million increased $43.6 million, or 4.7%, during the quarter ended June 30, 2026 compared to Consolidated Revenue of $933.7 million in the prior year's second quarter.
•Multiplatform Group Revenue decreased $8.9 million, or 1.6%, and Segment Adjusted EBITDA decreased $37.8 million, or 39.2%, compared to the prior year's second quarter, respectively.
•Digital Audio Group Revenue increased $40.2 million, or 12.4%, and Segment Adjusted EBITDA increased $15.6 million, or 14.5%, compared to the prior year's second quarter, respectively.
•Audio & Media Services Group Revenue increased $12.7 million, or 18.8%, and Segment Adjusted EBITDA increased $12.9 million, or 54.6%, compared to the prior year's second quarter, respectively.
•Operating income of $35.5 million improved slightly from Operating income of $35.4 million in the prior year’s second quarter.
•Net loss of $82.5 million improved $1.5 million from $84.0 million in the prior year's second quarter.
•Cash flows provided by operating activities of $64.9 million increased from cash flows provided by operating activities of $6.8 million in the prior year's second quarter.
•Adjusted EBITDA(1) of $151.5 million decreased $4.6 million from $156.1 million in the prior year's second quarter.
•Free cash flow(2) of $46.0 million increased from $(13.2) million in the prior year's second quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,		%
	2026	2025	Change
Revenue	$977,239	$933,653	4.7%
Operating income	35,504	35,370	0.4%
Net loss	(82,536)	(83,988)	(1.7)%
Cash provided by operating activities	64,883	6,821	851.2%

Adjusted EBITDA(1)	$151,523	$156,127	(2.9)%
Free cash flow(2)	45,954	(13,176)	(448.8)%
(1)For a definition of Adjusted EBITDA and a reconciliation to Operating income, the most closely comparable U.S. generally accepted accounting principles ("GAAP") measure, and to Net loss, please see "Reconciliation of Operating income to Adjusted EBITDA" and "Reconciliation of Net loss to EBITDA and Adjusted EBITDA" in this MD&A.
(2)For a definition of Free cash flow and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free cash flow” in this MD&A.

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$977,239	$933,653	$1,861,439	$1,740,754
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	400,557	391,194	775,624	747,520
Selling, general and administrative expenses (excludes depreciation and amortization)	461,624	413,082	887,816	793,876
Depreciation and amortization	78,321	90,369	159,698	182,270
Impairment charges	—	2,552	—	5,407
Other operating expense	1,233	1,086	1,311	1,745
Operating income	35,504	35,370	36,990	9,936
Interest expense, net	96,057	100,894	191,955	201,280
Loss on investments, net	(1,550)	(901)	(2,095)	(19,495)
Equity in loss of nonconsolidated affiliates	(178)	(51)	(230)	(1)
Other income (expense), net	(276)	741	(596)	(419)
Loss before income taxes	(62,557)	(65,735)	(157,886)	(211,259)
Income tax expense	(19,979)	(18,253)	(20,268)	(153,612)
Net loss	(82,536)	(83,988)	(178,154)	(364,871)
Less amount attributable to noncontrolling interest	(147)	(508)	(542)	(167)
Net loss attributable to the Company	$(82,389)	$(83,480)	$(177,612)	$(364,704)

The table below presents the comparison of our revenue streams:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Broadcast Radio	$397,588	$395,789	0.5%	$759,023	$736,525	3.1%
Networks	103,689	107,813	(3.8)%	200,934	207,276	(3.1)%
Sponsorship and Events	30,532	36,485	(16.3)%	58,520	65,106	(10.1)%
Other	3,858	4,511	(14.5)%	10,653	8,669	22.9%
Multiplatform Group	535,667	544,598	(1.6)%	1,029,130	1,017,576	1.1%
Digital, excluding Podcast	202,013	189,560	6.6%	381,961	350,811	8.9%
Podcast	162,067	134,296	20.7%	309,261	250,332	23.5%
Digital Audio Group	364,080	323,856	12.4%	691,222	601,143	15.0%
Audio & Media Services Group	80,465	67,736	18.8%	147,046	127,059	15.7%
Eliminations	(2,973)	(2,537)		(5,959)	(5,024)
Revenue, total	$977,239	$933,653	4.7%	$1,861,439	$1,740,754	6.9%

Consolidated results for the three and six months ended June 30, 2026 compared to the consolidated results for the three and six months ended June 30, 2025 were as follows:
Revenue
Consolidated revenue increased $43.6 million during the three months ended June 30, 2026 compared to the same period of 2025. Multiplatform Group revenue decreased $8.9 million, or 1.6%, primarily resulting from a decrease in our broadcast, networks, and sponsorship revenues reflecting uncertainty on the part of advertisers regarding consumer spending, partially offset by an increase in trade and barter revenue related to strategic marketing initiatives, and an increase in political revenues as 2026 is a midterm election year. Digital Audio Group revenue increased $40.2 million, or 12.4%, driven primarily by continuing increases in demand for digital and podcast advertising, as well as increased non-cash trade and barter revenue resulting from strategic marketing initiatives. Audio & Media Services revenue increased $12.7 million, or 18.8%, primarily as a result of strong demand for digital advertising, as well as an increase in political advertising revenue.
Consolidated revenue increased $120.7 million during the six months ended June 30, 2026 compared to the same period of 2025. Multiplatform Group revenue increased $11.6 million, or 1.1%, primarily resulting from an increase in trade and barter revenue related to strategic marketing initiatives and political revenue, as 2026 is a midterm election year, largely offset by a decrease in our broadcast, networks, and sponsorship revenues reflecting uncertainty on the part of advertisers regarding consumer spending. Digital Audio Group revenue increased $90.1 million, or 15.0%, driven primarily by continuing increases in demand for digital and podcast advertising, as well as increased non-cash trade and barter revenue resulting from strategic marketing initiatives. Audio & Media Services revenue increased $20.0 million, or 15.7%, primarily as a result of strong demand for digital advertising, as well as an increase in political advertising revenue.
Direct Operating Expenses
Consolidated direct operating expenses increased $9.4 million, or 2.4%, and $28.1 million, or 3.8%, during the three and six months ended June 30, 2026, compared to the same periods of 2025. The increases were primarily driven by higher variable content costs, including higher third-party digital costs related to the increase in digital revenues, partially offset by a decrease in employee compensation cost related to our modernization initiatives, as well as a decrease in variable content costs related to the decrease in broadcast revenues.
Selling, General and Administrative Expenses
Consolidated SG&A expenses increased $48.5 million, or 11.8%, and $93.9 million, or 11.8%, during the three and six months ended June 30, 2026, compared to the same periods of 2025. The increases were driven primarily by an increase in non-cash trade and barter expense associated with revenues generated by strategic marketing initiatives, and an increase in cash-settled share-based compensation expense driven by changes in our stock price, partially offset by a decrease in employee compensation cost related to our modernization initiatives and a decrease in bonus expense based on results.
Depreciation and Amortization
Depreciation and amortization decreased $12.0 million and $22.6 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025. The decreases primarily resulted from a lower depreciable fixed asset base, as capital expenditures in recent periods have remained below depreciation expense.
Impairment Charges
During the three and six months ended June 30, 2025, we recorded non-cash impairment charges of $2.6 million and $5.4 million, respectively, primarily related to changes in sublease assumptions for certain operating leases intended to be subleased. There were no impairment charges recorded during either of the three and six months ended June 30, 2026.
Interest Expense, Net
Interest expense decreased $4.8 million and $9.3 million, respectively, during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily as a result of a decrease in interest rates associated with our floating-rate debt.

Loss On Investments, Net
During the three and six months ended June 30, 2026, we recognized losses on investments, net of $1.6 million and $2.1 million, respectively, related to declines in the value of our investments.
During the three and six months ended June 30, 2025, we recognized losses on investments, net of $0.9 million and $19.5 million, respectively, related to declines in the value of our investments.
Income Tax Expense
Our effective tax rates for the three months ended June 30, 2026 and 2025 were (31.9)% and (27.8)%, respectively. Our effective tax rates for the six months ended June 30, 2026 and 2025 were (12.8)% and (72.7)%, respectively. The effective tax rates for these periods were primarily impacted by increases in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards due to uncertainty regarding our ability to utilize those assets in future periods.
Net Loss Attributable to the Company
Net loss attributable to the Company improved $1.1 million to $82.4 million during the three months ended June 30, 2026 compared to $83.5 million during the three months ended June 30, 2025. The improvement was primarily due to the decrease in interest expense, net, partially offset by the increase in income tax expense during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, as discussed above.
Net loss attributable to the Company improved $187.1 million to $177.6 million during the six months ended June 30, 2026 compared to $364.7 million during the six months ended June 30, 2025. The improvement was primarily due to the income tax expense during the six months ended June 30, 2026 compared to the income tax expense during the six months ended June 30, 2025, as discussed above.

Multiplatform Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$535,667	$544,598	(1.6)%	$1,029,130	$1,017,576	1.1%
Operating expenses(1)	477,058	448,234	6.4%	923,557	851,205	8.5%
Segment Adjusted EBITDA	$58,609	$96,364	(39.2)%	$105,573	$166,371	(36.5)%
Segment Adjusted EBITDA margin	10.9%	17.7%		10.3%	16.3%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three months
Revenue from our Multiplatform Group decreased $8.9 million compared to the prior year primarily resulting from a decrease in our broadcast, networks, and sponsorship revenues reflecting uncertainty on the part of advertisers regarding consumer spending, partially offset by an increase in trade and barter revenue related to strategic marketing initiatives, and an increase in political revenues as 2026 is a midterm election year. Broadcast revenue increased $1.8 million, or 0.5%, year-over-year, driven by an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives, partially offset by lower broadcast spot revenue. Networks decreased $4.1 million, or 3.8%, year-over-year. Revenue from Sponsorship and Events decreased $6.0 million, or 16.3%, year-over-year.
Operating expenses increased $28.8 million, driven primarily by higher trade and barter expenses resulting from strategic marketing initiatives, partially offset by a decrease in variable content costs related to the decrease in broadcast revenues.

Six months
Revenue from our Multiplatform Group increased $11.6 million compared to the prior year primarily resulting from an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives and political revenues as 2026 is a midterm election year, partially offset by a decrease in broadcast advertising in connection with continued uncertain market conditions. Broadcast revenue increased $22.5 million, or 3.1%, year-over-year, driven by an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives, partially offset by lower spot revenue. Networks decreased $6.3 million, or 3.1%, year-over-year. Revenue from Sponsorship and Events decreased $6.6 million, or 10.1%, year-over-year.
Operating expenses increased $72.4 million, driven primarily by higher trade and barter expenses resulting from strategic marketing initiatives, partially offset by a decrease in variable content costs related to the decrease in broadcast revenues.

Digital Audio Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$364,080	$323,856	12.4%	$691,222	$601,143	15.0%
Operating expenses(1)	240,904	216,246	11.4%	481,231	406,450	18.4%
Segment Adjusted EBITDA	$123,176	$107,610	14.5%	$209,991	$194,693	7.9%
Segment Adjusted EBITDA margin	33.8%	33.2%		30.4%	32.4%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.
Three months
Revenue from our Digital Audio Group increased $40.2 million compared to the prior year, driven by Podcast revenue which increased by $27.8 million, or 20.7% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $12.5 million, or 6.6% year-over-year, primarily due to an increase in demand for digital advertising, as well as increased non-cash trade and barter revenue resulting from strategic marketing initiatives.
Operating expenses increased $24.7 million, primarily driven by higher variable content costs, including third-party digital costs related to the increase in revenues, and higher non-cash trade and barter expense resulting from strategic marketing initiatives, partially offset by a decrease in commission expense.
Six months
Revenue from our Digital Audio Group increased $90.1 million compared to the prior year, driven by Podcast revenue which increased by $58.9 million, or 23.5% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $31.2 million, or 8.9% year-over-year, primarily due to an increase in demand for digital advertising, as well as increased non-cash trade and barter revenue resulting from strategic marketing initiatives.
Operating expenses increased $74.8 million, primarily driven by higher variable content costs, including third-party digital costs related to the increase in revenues, and higher non-cash trade and barter expense resulting from strategic marketing initiatives.

Audio & Media Services Group Results

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$80,465	$67,736	18.8%	$147,046	$127,059	15.7%
Operating expenses(1)	43,802	44,015	(0.5)%	85,936	87,540	(1.8)%
Segment Adjusted EBITDA	$36,663	$23,721	54.6%	$61,110	$39,519	54.6%
Segment Adjusted EBITDA margin	45.6%	35.0%		41.6%	31.1%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three months
Revenue from our Audio & Media Services Group increased $12.7 million compared to the prior year period primarily due to an increase in digital and political revenues.
Operating expenses decreased $0.2 million primarily due to a decrease in employee compensation cost due to our modernization initiatives and programming costs related to lower negotiated rates.
Six months
Revenue from our Audio & Media Services Group increased $20.0 million compared to the prior year period primarily due to an increase in digital and political revenues.
Operating expenses decreased $1.6 million primarily due to a decrease in programming costs related to lower negotiated rates and in employee compensation cost due to our modernization initiatives.
Reconciliation of Operating income to Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income	$35,504	$35,370	$36,990	$9,936
Depreciation and amortization	78,321	90,369	159,698	182,270
Impairment charges	—	2,552	—	5,407
Other operating expense	1,233	1,086	1,311	1,745
Restructuring expenses	17,527	19,490	26,860	45,068
Share-based compensation expense	18,938	7,260	19,297	16,289
Adjusted EBITDA(1)	$151,523	$156,127	$244,156	$260,715

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(82,536)	$(83,988)	$(178,154)	$(364,871)
Income tax expense	19,979	18,253	20,268	153,612
Interest expense, net	96,057	100,894	191,955	201,280
Depreciation and amortization	78,321	90,369	159,698	182,270
EBITDA	$111,821	$125,528	$193,767	$172,291
Loss on investments, net	1,550	901	2,095	19,495
Other (income) expense, net	276	(741)	596	419
Equity in loss of nonconsolidated affiliates	178	51	230	1
Impairment charges	—	2,552	—	5,407
Other operating expense	1,233	1,086	1,311	1,745
Restructuring expenses	17,527	19,490	26,860	45,068
Share-based compensation expense	18,938	7,260	19,297	16,289
Adjusted EBITDA(1)	$151,523	$156,127	$244,156	$260,715
(1)We define Adjusted EBITDA as consolidated Operating income adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and share-based compensation expenses included within SG&A expenses, as well as the following line items presented in our Statements of Operations: Depreciation and amortization, Impairment charges and Other operating expense. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax expense, Interest expense, net, Depreciation and amortization, Loss on investments, net, Other (income) expense, net, Equity in loss of nonconsolidated affiliates, Impairment charges, Other operating expense, Restructuring expenses and Share-based compensation expense. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating income. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating income or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash provided by (used for) operating activities	$64,883	$6,821	$(27,657)	$(54,123)
Purchases of property, plant and equipment	(18,929)	(19,997)	(40,842)	(39,727)
Free cash flow(1)	$45,954	$(13,176)	$(68,499)	$(93,850)
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
Share-Based Compensation Expense
In April 2021, our 2021 Long-Term Incentive Award Plan (the "2021 Plan") was approved by stockholders and replaced the prior plan. In February 2023 and April 2026, our Board adopted amendments to the 2021 Plan, each of which provided for an increase to the shares authorized for issuance under the 2021 Plan and were approved by our stockholders at the annual meetings of stockholders held in 2023 and 2026, respectively. Pursuant to our 2021 Plan, as amended we may grant restricted stock units and options to purchase shares of the Company's Class A common stock to certain key individuals.

Share-based compensation expenses are recorded in SG&A expenses and were $18.9 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and $19.3 million and $16.3 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was $25.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 2.3 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Six Months Ended June 30,
	2026	2025
Cash provided by (used for):
Operating activities	$(27,657)	$(54,123)
Investing activities	(44,583)	(40,648)
Financing activities	(24,027)	70,681
Free Cash Flow(1)	(68,499)	(93,850)
(1)For a definition of Free Cash Flow and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow” in this MD&A.
Operating Activities
Cash used for operating activities was $27.7 million during the six months ended June 30, 2026 compared to $54.1 million used for operating activities during the six months ended June 30, 2025. The improvement was primarily driven by the timing of payable payments and receivable collections, partially offset by the timing of interest payments. Accrued interest was paid in the fourth quarter of 2024 for the debt exchange transaction that would have been paid in the first quarter of 2025 under the old debt terms.

Investing Activities
Cash used for investing activities of $44.6 million during the six months ended June 30, 2026 primarily reflects $40.8 million in cash used for capital expenditures. For capital expenditures, we spent $20.4 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $9.6 million in our Digital Audio Group segment primarily related to IT infrastructure, $3.8 million in our Audio & Media Services Group segment, primarily related to software, and $7.0 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $40.6 million during the six months ended June 30, 2025 primarily reflects $39.7 million in cash used for capital expenditures. For capital expenditures, we spent $16.6 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $10.3 million in our Digital Audio Group segment primarily related to IT infrastructure, $8.4 million in our Audio & Media Services Group segment primarily related to software, and $4.4 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities totaled $24.0 million during the six months ended June 30, 2026 primarily due to the repayment of $51.2 million of outstanding debt, including repayments of the Term Loan Facility due 2026 for $5.1 million, the Incremental Term Loan Facility due 2026 for $1.5 million and the 6.375% Senior Notes due 2026 for $44.6 million, as well as quarterly amortization payments on the Term Loans due 2029, and payments reducing our debt premium. Cash used for financing activities was partially offset by the $75.0 million borrowed under the $450.0 million ABL Facility (as defined below).

Cash provided by financing activities totaled $70.7 million during the six months ended June 30, 2025 primarily related to the $100.0 million borrowed under the $450.0 million ABL Facility, partially offset by the quarterly amortization payments on the Term Loans due 2029 and payments reducing our debt premium recorded in connection with the debt exchange transaction completed in the fourth quarter of 2024.

Sources of Liquidity and Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $174.4 million as of June 30, 2026, and cash flows from operations. During the year ended December 31, 2025, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $100 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"), of which $50.0 million was repaid during the fourth quarter of 2025. Additionally, during the second quarter of 2026, iHeartCommunications borrowed $75.0 million under the ABL Facility. These borrowings were executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds remain available to support working capital requirements and general corporate purposes. As of June 30, 2026, the ABL Facility had a borrowing base of $432.9 million, and $25.2 million of outstanding letters of credit, resulting in $282.7 million available for borrowing following the $125.0 million of outstanding borrowings. Our total available liquidity1 as of June 30, 2026 was $457.2 million.

On August 7, 2026, iHeartCommunications entered into Amendment No. 2 to the ABL Credit Agreement (the "Second Amendment"). The Second Amendment, among other things, extends the maturity date of the ABL Facility from May 17, 2027 to January 30, 2029. The aggregate lender commitments under the ABL Facility remain at $450.0 million. For more detail on the Second Amendment, please see Part II, Item 5, Other Information.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact our revenues and cash flows. For the six months ended June 30, 2026, our consolidated revenues increased compared to the six months ended June 30, 2025 primarily due to an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives, as well as revenue growth in our Digital Audio Group, partially offset by lower broadcast revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of this MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity for the next twelve months will be to fund fluctuations in working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at June 30, 2026, we anticipate cash payments to service our debt of approximately $229.3 million in the remainder of 2026. These debt service cash payments include interest, quarterly term loan amortization payments and payments related to the debt premium. Future increases in interest rates could have a significant impact on our cash interest payments.

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

Summary Debt Capital Structure
As of June 30, 2026 and December 31, 2025, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	June 30, 2026	December 31, 2025
Asset-based Revolving Credit Facility due 2027	$125,000	$50,000
Term Loan Facility due 2026(1)	—	5,095
Incremental Term Loan Facility due 2026(1)	—	1,500
Term Loan Facility due 2029(2)	2,113,538	2,124,267
6.375% Senior Notes due 2026(1)	—	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt	4,810	3,934
Long-term debt fees	(6,306)	(7,220)
Debt Premium(3)	217,257	242,151
Total Debt	$5,043,019	$5,053,091
Less: Debt Premium	217,257	242,151
Less: Cash and cash equivalents	174,442	270,921
Net Debt(4)	$4,651,320	$4,540,019

(1)On May 1, 2026, we repaid $51.2 million of outstanding debt, including repayments of the Term Loan Facility due 2026 for $5.1 million, the Incremental Term Loan Facility due 2026 for $1.5 million and the 6.375% Senior Notes due 2026 for $44.6 million.
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

Our ABL Facility contains a springing fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of June 30, 2026, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended June 30, 2026. Other than our ABL Facility, none of our long-term debt includes maintenance covenants that could trigger early repayment. As of June 30, 2026, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt, refer to Note 5, Long-Term Debt.
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

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and six months ended June 30, 2026, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of June 30, 2026, we were in compliance with all covenants related to our debt agreements.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2026, approximately 46% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the level of borrowings as of June 30, 2026 and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the six months ended June 30, 2026 would have changed by $11.3 million.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends, including inflation, interest rates and potential recessionary indicators, geopolitical events, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, strategic marketing initiatives, debt repurchases, our business plans, strategies and initiatives, potential acquisitions and dispositions, our expectations about certain markets and businesses, our expectations regarding the seasonality of our business, expected cash interest payments, future impairment charges, expectations regarding non-cash strategic marketing initiatives and our anticipated financial performance and liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our Class A common stock made during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	66,542	$4.98	—	$—
May 1 through May 31	1,494,531	5.18	—	—
June 1 through June 30	6,717	4.35	—	—
Total	1,567,790	$5.17	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2026 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)Amendment to ABL Credit Agreement
On August 7, 2026, iHeartCommunications (the "Borrower") entered into Amendment No. 2 to the ABL Credit Agreement (the "Second Amendment"), the loan parties thereto, Bank of America, N.A. as administrative agent, and the lenders party thereto, which amended the ABL Credit Agreement dated as of May 17, 2022 and as amended, supplemented or modified from time to time, by and among the Borrower, the guarantors parties thereto, BofA, as administrative agent and collateral agent, and the lenders from time to time party thereto. The Second Amendment, among other things, extends the maturity date of the ABL Facility from May 17, 2027 to January 30, 2029. The aggregate lender commitments under the ABL Facility after giving effect to the Second Amendment remain at $450 million.

Borrowings under the ABL Facility continue to bear interest at a rate per annum equal to, at the Borrower's option, either (a) Term SOFR plus an applicable margin ranging from 1.75% to 2.25% or (b) a base rate plus an applicable margin ranging from 0.75% to 1.25%, in each case depending on average excess availability as a percentage of the line cap.

The Second Amendment did not result in the repayment of any outstanding borrowings; all amounts outstanding under the ABL Facility at the time of the Second Amendment continued in place under the amended terms.

The foregoing description is qualified in its entirety by reference to the complete text of the Second Amendment, a copy of which is attached hereto as Exhibit 10.3 and is incorporated by reference herein.
(b)None.
(c)During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1*	Amendment No. 4 to the Aircraft Lease Agreement dated and effective as of May 19, 2026 by and between FalconAgain, Inc. and iHeartMedia + Entertainment, Inc.
10.2
Second Amendment to the iHeartMedia, Inc. 2021 Long-Term Incentive Award Plan, effective June 4, 2026 (incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Form 8-K filed on June 4, 2026).

10.3*
Amendment No. 2 to ABL Credit Agreement, dated as of August 7, 2026, among iHeartMedia Capital I, LLC, iHeartCommunications, Inc., the other Loan Parties party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent.

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

IHEARTMEDIA, INC.

Date:	August 10, 2026	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)