Form 10-Q
period 2026-09-30
iHeartMedia, Inc.
filed 2026-11-09
CIK 1400891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
Commission File Number:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2026
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Class A Common Stock, $.001 par value	133,727,868
Class B Common Stock, $.001 par value	21,090,041

IHEARTMEDIA, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2026	December 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$139,703	$270,921
Accounts receivable, net of allowance of $28,541 in 2026 and $30,467 in 2025	879,092	959,446
Prepaid expenses	271,166	190,383
Other current assets	29,804	38,577
Total Current Assets	1,319,765	1,459,327
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	372,588	398,240
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	586,306	601,440
Other intangibles, net	565,113	713,777
Goodwill	1,105,395	1,105,496
OTHER ASSETS
Operating lease right-of-use assets	619,611	625,788
Other assets	276,035	221,935
Total Assets	$4,844,813	$5,126,003
CURRENT LIABILITIES
Accounts payable	$333,588	$271,429
Current operating lease liabilities	47,236	60,968
Accrued expenses	218,087	297,296
Accrued interest	57,343	74,111
Deferred revenue	185,739	190,186
Current portion of long-term debt	101,971	73,429
Total Current Liabilities	943,964	967,419
Long-term debt	4,922,370	4,979,662
Noncurrent operating lease liabilities	679,316	674,192
Deferred income taxes	72,308	86,685
Other long-term liabilities	242,275	245,056
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS' DEFICIT
Noncontrolling interest	2,123	4,629
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, 138,215,159 and 131,438,774 shares issued, and 133,707,786 and 129,074,507 shares outstanding in 2026 and 2025, respectively	138	132
Class B Common Stock, par value $0.001 per share, 1,000,000,000 shares authorized, 21,090,041 and 21,090,196 shares issued and outstanding in 2026 and 2025, respectively	21	21
Special Warrants, 3,710,549 and 5,038,369 issued and outstanding in 2026 and 2025, respectively	—	—
Additional paid-in capital	3,006,302	2,995,250
Accumulated deficit	(4,999,365)	(4,812,949)
Accumulated other comprehensive loss	(2,366)	(1,878)
Cost of shares (4,507,373 in 2026 and 2,364,267 in 2025) held in treasury	(22,273)	(12,216)
Total Stockholders' Deficit	(2,015,420)	(1,827,011)
Total Liabilities and Stockholders' Deficit	$4,844,813	$5,126,003
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,029,803	$997,010	$2,891,242	$2,737,764
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	418,488	399,140	1,194,112	1,146,660
Selling, general and administrative expenses (excludes depreciation and amortization)	445,885	414,424	1,333,701	1,208,300
Depreciation and amortization	75,234	90,061	234,932	272,331
Impairment charges	18,555	208,501	18,555	213,908
Other operating (income) expense, net	(1,348)	1,161	(37)	2,906
Operating income (loss)	72,989	(116,277)	109,979	(106,341)
Interest expense, net	97,452	101,779	289,407	303,059
Loss on investments, net	(4,020)	(13,203)	(6,115)	(32,698)
Equity in earnings (loss) of nonconsolidated affiliates	(48)	13	(278)	12
Other expense, net	(880)	(124)	(1,476)	(543)
Loss before income taxes	(29,411)	(231,370)	(187,297)	(442,629)
Income tax benefit	21,241	165,609	973	11,997
Net loss	(8,170)	(65,761)	(186,324)	(430,632)
Less amount attributable to noncontrolling interest	634	503	92	336
Net loss attributable to the Company	$(8,804)	$(66,264)	$(186,416)	$(430,968)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(110)	(287)	(488)	94
Other comprehensive income (loss), net of tax	(110)	(287)	(488)	94
Comprehensive loss	(8,914)	(66,551)	(186,904)	(430,874)
Less amount attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to the Company	$(8,914)	$(66,551)	$(186,904)	$(430,874)

Net loss attributable to the Company per common share:
Basic	$(0.06)	$(0.43)	$(1.18)	$(2.80)
Weighted average common shares outstanding - Basic	158,494	155,187	157,340	153,991
Diluted	$(0.06)	$(0.43)	$(1.18)	$(2.80)
Weighted average common shares outstanding - Diluted	158,494	155,187	157,340	153,991

See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2026	138,140,252	21,090,041	3,710,549	$2,365	$159	$3,004,169	$(4,990,561)	$(2,256)	$(22,172)	$(2,008,296)
Net income (loss)				634	—	—	(8,804)	—	—	(8,170)
Vesting of restricted stock and other	74,907			—	—	—	—	—	(101)	(101)
Share-based compensation				—	—	2,133	—	—	—	2,133
Dividend declared and paid to noncontrolling interests				(876)	—	—	—	—	—	(876)
Conversion of Special Warrants to Class A or Class B Shares				—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares				—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(110)	—	(110)
Balances at September 30, 2026	138,215,159	21,090,041	3,710,549	$2,123	$159	$3,006,302	$(4,999,365)	$(2,366)	$(22,273)	$(2,015,420)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at June 30, 2025	131,307,592	21,187,567	5,039,323	$4,254	$152	$2,987,825	$(4,704,787)	$(1,504)	$(12,189)	$(1,726,249)
Net income (loss)				503	—	—	(66,264)	—	—	(65,761)
Vesting of restricted stock and other	14,878			—	1	(1)	—	—	(11)	(11)
Share-based compensation				—	—	3,985	—	—	—	3,985
Dividend declared and paid to noncontrolling interests				(384)	—	—	—	—	—	(384)
Conversion of Special Warrants to Class A and Class B Shares		22	(22)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	257	(257)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(287)	—	(287)
Balances at September 30, 2025	131,322,727	21,187,332	5,039,301	$4,373	$153	$2,991,809	$(4,771,051)	$(1,791)	$(12,200)	$(1,788,707)
(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2026, or 2025.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2025	131,438,774	21,090,196	5,038,369	$4,629	$153	$2,995,250	$(4,812,949)	$(1,878)	$(12,216)	$(1,827,011)
Net income (loss)				92	—	—	(186,416)	—	—	(186,324)
Vesting of restricted stock and other	5,448,410			—	6	(6)	—	—	(10,057)	(10,057)
Share-based compensation				—	—	11,058	—	—	—	11,058
Dividends declared and paid to noncontrolling interests				(2,598)	—	—	—	—	—	(2,598)
Conversion of Special Warrants to Class A and Class B Shares	1,327,820		(1,327,820)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	155	(155)		—	—	—	—	—	—	—
Other comprehensive loss				—	—	—	—	(488)	—	(488)
Balances at September 30, 2026	138,215,159	21,090,041	3,710,549	$2,123	$159	$3,006,302	$(4,999,365)	$(2,366)	$(22,273)	$(2,015,420)

(In thousands, except share data)					Controlling Interest
	Common Shares(1)			Non- controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Class A Shares	Class B Shares	Special Warrants							Total
Balances at December 31, 2024	127,474,033	21,285,914	5,039,323	$5,289	$149	$2,975,703	$(4,340,083)	$(1,885)	$(10,953)	$(1,371,780)
Net income (loss)				336	—	—	(430,968)	—	—	(430,632)
Vesting of restricted stock and other	3,750,090			—	4	(4)	—	—	(1,247)	(1,247)
Share-based compensation				—	—	16,110	—	—	—	16,110
Dividends declared and paid to noncontrolling interests				(1,252)	—	—	—	—	—	(1,252)
Conversion of Special Warrants to Class A and Class B Shares		22	(22)	—	—	—	—	—	—	—
Conversion of Class B Shares to Class A Shares	98,604	(98,604)		—	—	—	—	—	—	—
Other comprehensive income				—	—	—	—	94	—	94
Balances at September 30, 2025	131,322,727	21,187,332	5,039,301	$4,373	$153	$2,991,809	$(4,771,051)	$(1,791)	$(12,200)	$(1,788,707)

(1)The Company's Preferred Stock is not presented in the data above as there were no shares issued and outstanding in 2026, 2025, or 2024.
See Notes to Consolidated Financial Statements

IHEARTMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(186,324)	$(430,632)
Reconciling items:
Impairment charges	18,555	213,908
Depreciation and amortization	234,932	272,331
Deferred taxes	(14,382)	(18,996)
Provision for doubtful accounts	16,628	15,752
Amortization of deferred financing charges and note discounts, net	2,537	2,249
Share-based compensation	11,058	16,110
(Gain) loss on disposal of operating and other assets	(1,452)	2,150
Loss on investments	6,115	32,698
Equity in (income) loss of nonconsolidated subsidiaries	278	(12)
Barter and trade income	(99,515)	(121,656)
Other reconciling items, net	986	(808)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	60,235	129,994
Increase in prepaid & other current assets	(11,418)	(61,697)
(Increase) Decrease in other long-term assets	4,914	(17)
Increase (Decrease) in accounts payable	66,533	(28,797)
Decrease in accrued expenses	(65,631)	(123,803)
Increase (Decrease) in accrued interest	(18,374)	26,274
Increase (Decrease) in deferred revenue	(26,506)	4,250
Increase (Decrease) in other long-term liabilities	(13,110)	7,030
Cash used for operating activities	(13,941)	(63,672)
Cash flows from investing activities:
Purchases of property, plant and equipment	(64,946)	(62,993)
Change in other, net	(3,198)	5,117
Cash used for investing activities	(68,144)	(57,876)
Cash flows from financing activities:
Proceeds from credit facilities	75,000	100,000
Payments on long-term debt	(105,149)	(43,555)
Payments for repurchase of iHRT stock	(10,057)	(1,247)
Dividends and other payments to noncontrolling interests	(2,598)	(1,252)
Change in other, net	(6,153)	(52)
Cash provided by (used for) financing activities	(48,957)	53,894
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(176)	313
Net decrease in cash, cash equivalents, and restricted cash	(131,218)	(67,341)
Cash, cash equivalents and restricted cash at beginning of period	270,921	259,580
Cash, cash equivalents and restricted cash at end of period	$139,703	$192,239
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$308,099	$278,448
Cash paid for income taxes	291	33,023
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

The Company reports based on three reportable segments:
▪the Multiplatform Group, which includes the Company's Broadcast radio, Networks and Sponsorships and Events businesses;
▪the Digital Audio Group, which includes all of the Company's Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), a full-service media representation business, and RCS Worldwide ("RCS"), a provider of scheduling and broadcast software and services.
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
Economic Conditions
The Company's advertising revenue, cash flows, and cost of capital are impacted by changes in economic conditions. Higher interest rates and inflation have continued to contribute to a challenging macroeconomic environment. This environment has led to broader market uncertainty which has impacted the Company's revenues and cash flows. The Company is monitoring ongoing developments surrounding international trade and other geopolitical events that may pressure the advertising budgets of its customers and could impact its financial results in future periods. The current market uncertainty and macroeconomic conditions, a recession, a downturn in the U.S. economy, or uncertainty resulting from geopolitical events could have a significant impact on the Company's ability to generate revenue and cash flows.
The Company performs its annual impairment test on goodwill and indefinite-lived intangible assets, including Federal Communications Commission ("FCC") licenses, as of July 1 of each year. As a result of the 2026 annual testing, the Company recognized a non-cash impairment charge of $16.0 million on its FCC licenses as of September 30, 2026. During 2025, the Company performed annual impairment testing which resulted in a non-cash impairment charge of $208.5 million on its FCC licenses as of September 30, 2025.
The annual impairment test for each reporting unit's goodwill resulted in no impairment charges as of September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, iHeartCommunications, Inc. ("iHeartCommunications"), a wholly-owned subsidiary of the Company, borrowed $75.0 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022, as amended on November 6, 2024 and August 7, 2026 (the "ABL Facility"). This borrowing was executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds are available to support working capital requirements and general corporate purposes. As of September 30, 2026, the ABL Facility had a borrowing base of $426.2 million, $125.0 million of outstanding borrowings and $25.1 million of outstanding letters of credit, resulting in $276.1 million of borrowing base availability.
As of September 30, 2026, the Company had approximately $139.7 million in cash and cash equivalents, and total available liquidity was $415.8 million. Based on current available liquidity, the Company expects to be able to meet its obligations as they become due within one year after the date that these financial statements are issued.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Reclassifications
Certain prior period amounts within the Consolidated Statements of Cash Flows and the segment disclosures have been reclassified to conform to the 2026 presentation. These reclassifications had no impact on the Consolidated Statement of Cash Flows or the segment disclosures.
Restricted Cash
As of September 30, 2026 and December 31, 2025, the Company did not have any restricted cash balances on the Consolidated Balance Sheets.
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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – REVENUE
Disaggregation of Revenue
The following tables show revenue streams for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Three Months Ended September 30, 2026
Revenue from contracts with customers:
Broadcast Radio(1)	$407,792	$—	$—	$—	$407,792
Networks(2)	100,560	—	—	—	100,560
Sponsorship and Events(3)	47,969	—	—	—	47,969
Digital, excluding Podcast(4)	—	215,014	—	(1,188)	213,826
Podcast(5)	—	173,700	—	—	173,700
Audio & Media Services(6)	—	—	81,634	(1,796)	79,838
Other(7)	5,815	—	—	—	5,815
Total	562,136	388,714	81,634	(2,984)	1,029,500
Revenue from leases(8)	303	—	—	—	303
Revenue, total	$562,439	$388,714	$81,634	$(2,984)	$1,029,803

Three Months Ended September 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$427,024	$—	$—	$—	$427,024
Networks(2)	114,273	—	—	—	114,273
Sponsorship and Events(3)	45,504	—	—	—	45,504
Digital, excluding Podcast(4)	—	202,018	—	(1,128)	200,890
Podcast(5)	—	139,673	—	—	139,673
Audio & Media Services(6)	—	—	66,605	(1,365)	65,240
Other(7)	4,140	—	—	—	4,140
Total	590,941	341,691	66,605	(2,493)	996,744
Revenue from leases(8)	266	—	—	—	266
Revenue, total	$591,207	$341,691	$66,605	$(2,493)	$997,010

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Eliminations	Consolidated
Nine Months Ended September 30, 2026
Revenue from contracts with customers:
Broadcast Radio(1)	$1,166,815	$—	$—	$—	$1,166,815
Networks(2)	301,494	—	—	—	301,494
Sponsorship and Events(3)	106,489	—	—	—	106,489
Digital, excluding Podcast(4)	—	596,975	—	(3,604)	593,371
Podcast(5)	—	482,961	—	—	482,961
Audio & Media Services(6)	—	—	228,680	(5,339)	223,341
Other(7)	16,321	—	—	—	16,321
Total	1,591,119	1,079,936	228,680	(8,943)	2,890,792
Revenue from leases(8)	450	—	—	—	450
Revenue, total	$1,591,569	$1,079,936	$228,680	$(8,943)	$2,891,242

Nine Months Ended September 30, 2025
Revenue from contracts with customers:
Broadcast Radio(1)	$1,163,549	$—	$—	$—	$1,163,549
Networks(2)	321,549	—	—	—	321,549
Sponsorship and Events(3)	110,610	—	—	—	110,610
Digital, excluding Podcast(4)	—	552,829	—	(3,412)	549,417
Podcast(5)	—	390,005	—	—	390,005
Audio & Media Services(6)	—	—	193,664	(4,105)	189,559
Other(7)	12,627	—	—	—	12,627
Total	1,608,335	942,834	193,664	(7,517)	2,737,316
Revenue from leases(8)	448	—	—	—	448
Revenue, total	$1,608,783	$942,834	$193,664	$(7,517)	$2,737,764
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
(5)Podcast revenue is generated through the sale of advertising on the Company's podcast network and through licensing content to other media companies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Consolidated:
Trade and barter revenues	$142,406	$131,528	$371,206	$256,888
Trade and barter expenses	(117,076)	(68,215)	(310,702)	(166,778)
Net trade and barter	25,330	63,313	60,504	90,110
Barter revenues for investments(1)	9,357	13,708	39,011	31,546
Total trade and barter income	$34,687	$77,021	$99,515	$121,656
(1) Revenue in connection with investments made in companies in exchange for advertising services.
The increase in trade and barter revenues and expenses in 2026 is the result of strategic marketing initiatives as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Deferred Revenue

The following tables show the Company’s deferred revenue balance from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Deferred revenue from contracts with customers:
Beginning balance(1)	$189,853	$195,763	$204,738	$173,766
Revenue recognized, included in beginning balance	(63,115)	(70,328)	(139,902)	(117,940)
Additions, net of revenue recognized during period, and other	70,500	44,172	132,402	113,781
Ending balance	$197,238	$169,607	$197,238	$169,607
(1)Deferred revenue from contracts with customers, which excludes other sources of deferred revenue that are not related to contracts with customers, is included within deferred revenue and other long-term liabilities on the Consolidated Balance Sheets, depending upon when revenue is expected to be recognized.

The Company’s contracts with customers generally have terms of one year or less. However, as of September 30, 2026, the Company expects to recognize $249.6 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with substantially all of this amount to be recognized over the next five years. Expected commissions related to the Company’s media representation business are not included in this amount as they are contingent upon future sales.

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

The Company tests for impairment of assets whenever events and circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2026, the Company recognized non-cash impairment charges of $2.5 million. During the nine months ended September 30, 2025, the Company recognized non-cash impairment charges of $5.4 million. These impairments were due to changes in sublease assumptions for ROU assets related to certain operating leases for which management has made proactive decisions to abandon and sublease in connection with strategic actions to streamline the Company’s real estate footprint. There were no lease impairments recognized during the three months ended September 30, 2025.

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

The following table provides supplemental cash flow information related to leases for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash paid for amounts included in measurement of operating lease liabilities	$103,755	$108,908
Lease liabilities arising from obtaining right-of-use assets(1)	52,006	20,166
(1)Lease liabilities from obtaining right-of-use assets include new leases entered into during the nine months ended September 30, 2026 and 2025, respectively.

The Company reflects changes in the lease liability and changes in the ROU asset on a net basis in the Statements of Cash Flows. The non-cash operating lease expense was $15.4 million and $14.7 million for the three months ended September 30, 2026 and 2025, respectively. The non-cash operating lease expense was $44.0 million and $47.6 million for the nine months ended September 30, 2026 and 2025, respectively.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets:

(In thousands)	September 30, 2026	December 31, 2025
Land, buildings and improvements	$310,665	$304,437
Towers, transmitters and studio equipment	219,115	215,697
Computer equipment and software	764,641	749,083
Furniture and other equipment	55,694	54,129
Construction in progress	47,176	11,895
	1,397,291	1,335,241
Less: accumulated depreciation	1,024,703	937,001
Property, plant and equipment, net	$372,588	$398,240
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

The Company's FCC licenses are valued using a combination of direct and market valuation approaches. Key assumptions in the direct valuation approach include market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including market share, duration and profile of the build-up period, estimated start-up costs, and capital expenditures. This data is populated using industry normalized information representing an average asset within a market. The Company obtained the most recent broadcast radio industry revenue projections for use in the valuation model, as well as various other sources to analyze media and broadcast industry market forecasts and other data in developing the assumptions used for purposes of performing impairment testing on the Company's FCC licenses as of July 1, 2026.

FCC licenses valued using a market approach estimate the fair value by referencing recent transactions involving comparable spectrum assets. This method considers observable market data, adjusted for differences in signal strength and market size.

Considerations in developing these assumptions included the expected impact on advertising revenues given the current market uncertainty, ranges of expected timing of recovery, discount rates and other factors. Based on the Company's testing, the estimated fair values of its FCC licenses in total were above their carrying values. However, in certain markets, the estimated fair values of its FCC licenses were below their carrying values. As a result, the Company recognized a non-cash impairment charge of $16.0 million on its FCC licenses as of September 30, 2026. The impairment was primarily driven by declines in market-based values of FCC licenses in certain markets, reflecting recent radio station transactions at prices generally below historical levels. The fair value of the impaired FCC licenses is a nonrecurring fair value measurement categorized within Level 3 of the fair value hierarchy because it relies on significant unobservable inputs. The significant unobservable inputs used in the direct valuation approach included:

•Revenue growth rates of 1.0% for over-the-air revenue and 3.0% for digital revenue beyond the initial five-year forecast period and 1.5% in the terminal period;
•Operating margins of 8.0% in the first year, increasing to industry average margins of up to 14.2% by year three, depending on market size; and
•Assumed discount rates of 9.5% for large markets and 10.0% for small markets.

The market approach was applied to the FCC licenses in 123 markets, representing approximately 28% of the aggregate estimated fair value of the Company's FCC licenses as of July 1, 2026. The significant unobservable inputs in the market approach were the values of comparable radio station transactions, adjusted for differences in signal strength and market size.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the nine months ended September 30, 2025, the Company performed annual impairment testing which resulted in the recognition of a non-cash impairment charge of $208.5 million on its FCC licenses.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets.

(In thousands)	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer / advertiser relationships	$1,650,088	$(1,200,733)	$1,652,388	$(1,103,895)
Talent and other contracts	338,900	(312,325)	338,900	(287,167)
Trademarks and tradenames	335,936	(247,482)	335,936	(224,426)
Other	18,003	(17,274)	18,003	(15,962)
Total	$2,342,927	$(1,777,814)	$2,345,227	$(1,631,450)
Total amortization expense related to definite-lived intangible assets for the Company for the three months ended September 30, 2026 and 2025 was $48.2 million and $53.7 million, respectively. Total amortization expense related to definite-lived intangible assets for the Company for the nine months ended September 30, 2026 and 2025 was $148.7 million and $161.1 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2027	$174,373
2028	157,673
2029	130,718
2030	16,273
2031	14,616

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Multiplatform Group	Digital Audio Group	Audio & Media Services Group	Consolidated
Balance as of December 31, 2025(1)	$731,501	$311,353	$62,642	$1,105,496
Foreign currency	—	—	(101)	(101)
Balance as of September 30, 2026	$731,501	$311,353	$62,541	$1,105,395
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

Based on the Company's annual impairment test as of July 1, 2026 and 2025, it determined that the estimated fair values of all of its reporting units exceeded their carrying values, including goodwill. Therefore, no impairment of goodwill was recorded.

Subsequent to the Company's annual impairment test as of July 1, 2026, the trading prices of the Company's Class A common stock and debt securities declined significantly. The Company considered these developments and concluded that it was not more likely than not that the fair value of any of its reporting units or its FCC licenses was below its carrying value as of September 30, 2026. Continued declines in the trading prices of the Company's securities, deterioration in the Company's actual or forecasted operating results, or other adverse changes in market conditions may result in material impairment charges in future periods.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding for the Company consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Asset-based Revolving Credit Facility due 2027(1)	$—	$50,000
Asset-based Revolving Credit Facility due 2029(1)	125,000	—
Term Loan Facility due 2026(2)	—	5,095
Incremental Term Loan Facility due 2026(2)	—	1,500
Term Loan Facility due 2029(3)	2,108,174	2,124,267
6.375% Senior Notes due 2026(2)	—	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other secured subsidiary debt	3,763	3,934
Long-term debt fees	(5,840)	(7,220)
Debt Premium(4)	204,524	242,151
Total Debt	$5,024,341	$5,053,091
Less: Current portion	101,971	73,429
Total long-term debt	$4,922,370	$4,979,662
(1)During the nine months ended September 30, 2026, iHeartCommunications borrowed $75.0 million under the ABL Facility. As of September 30, 2026, the ABL Facility had a borrowing base of $426.2 million, $125.0 million outstanding borrowings and $25.1 million of outstanding letters of credit, resulting in $276.1 million of borrowing base availability.
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
The Company’s weighted average interest rate was 9.0% as of September 30, 2026 and December 31, 2025. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $3.9 billion and $4.4 billion as of September 30, 2026 and December 31, 2025, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2. As of September 30, 2026, the Company was in compliance with all covenants related to its debt agreements.

Asset-based Revolving Credit Facility due 2029

On August 7, 2026, the ABL Credit Agreement, dated as of May 17, 2022 (as amended, restated or otherwise modified, the “ABL Credit Agreement” and, the revolving credit facility provided thereunder, the “ABL Facility”), by and among iHeartCommunications, the Guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, was amended pursuant to Amendment No. 2, which, among other things, extended the maturity date of the ABL Facility from May 17, 2027 to January 30, 2029, reduced the advance rate on eligible trade receivables and eligible credit card receivables from 90.0% to 85.0%, and amended certain springing covenant triggers and default provisions. The aggregate size of the lender commitments remained unchanged at $450.0 million.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Size and Availability
The ABL Facility provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $450.0 million, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (A) the borrowing base, which equals the sum of (i) 85.0% of the eligible trade receivables and eligible credit card receivables of iHeartCommunications and the subsidiary guarantors and (ii) 100% of qualified cash, each subject to customary reserves and eligibility criteria, and (B) the aggregate revolving credit commitments. As of September 30, 2026, iHeartCommunications had $125.0 million of principal amount outstanding under the ABL Facility, a borrowing base of $426.2 million and $25.1 million in outstanding letters of credit, resulting in $276.1 million of borrowing base availability.

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

Maturity
Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate on January 30, 2029.

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

Guarantees and Security
The ABL Facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications’ Term Loans due 2029. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a perfected security interest in the accounts receivable and related assets of iHeartCommunications’ and the guarantors’ accounts receivable, qualified cash and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ Term Loans due 2029 in such accounts receivable, qualified cash and related assets and proceeds thereof, subject to permitted liens and certain exceptions.

Certain Covenants and Events of Default
If specified excess availability (calculated as provided for in the ABL Credit Agreement) is less than the greater of (a) $40.0 million and (b) 10% of the lesser of (i) aggregate commitments under the ABL Facility and (ii) the borrowing base (a “Trigger Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00, and must continue to comply with this minimum fixed charge coverage ratio for fiscal quarters ending after the occurrence of the Trigger Event until specified excess availability (calculated as provided for in the ABL Credit Agreement) is equal to or exceeds the greater of (x) $40.0 million and (y) 10% of the lesser of (i) aggregate commitments under the ABL Facility and (ii) the borrowing base, in each case, for 20 consecutive calendar days, at which time the Trigger Event shall no longer be deemed to be occurring.

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Surety Bonds and Letters of Credit

As of September 30, 2026, the Company and its subsidiaries had outstanding surety bonds and commercial standby letters of credit of $9.0 million and $35.0 million, respectively. These surety bonds and letters of credit relate to various operational matters including insurance, lease and performance bonds as well as other items.

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

NOTE 7 – INCOME TAXES

The Company’s income tax benefit (expense) consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current tax benefit (expense)	$2,613	$4,014	$(13,409)	$(6,999)
Deferred tax benefit	18,628	161,595	14,382	18,996
Income tax benefit	$21,241	$165,609	$973	$11,997

The effective tax rates for the three months ended September 30, 2026 and 2025 were 72.2% and 71.6%, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 0.5% and 2.7%, respectively. The effective tax rates for these periods were primarily impacted by changes in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards and net operating losses due to uncertainty regarding the Company's ability to utilize those assets in future periods.

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

The following table presents the Company's total share-based compensation (benefit) expense by award type:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	$2,834	$4,817	$11,364	$14,162
Performance RSUs	(11,147)	6,796	(380)	13,542
Options	—	—	—	198
Total Share-Based Compensation (Benefit) Expense(1)	$(8,313)	$11,613	$10,984	$27,902
(1)Total share-based compensation includes a benefit of $10.4 million and $7.6 million of expense from cash-settled awards for the three months ended September 30, 2026 and 2025, respectively, and a benefit of $0.1 million and $11.8 million of expense for the nine months ended September 30, 2026 and 2025, respectively. The decrease in share-based compensation recognized in 2026 is due to changes in the Company’s stock price, resulting in lower expense associated with cash-settled awards.
As of September 30, 2026, there was $22.1 million of unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 2.1 years and assumes Performance RSUs that have not reached their measurement dates will be fully earned at target.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Loss per Share

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NUMERATOR:
Net loss attributable to the Company – common shares	$(8,804)	$(66,264)	$(186,416)	$(430,968)

DENOMINATOR(1):
Weighted average common shares outstanding - basic	158,494	155,187	157,340	153,991
Stock options and restricted stock(2):	—	—	—	—
Weighted average common shares outstanding - diluted	158,494	155,187	157,340	153,991

Net loss attributable to the Company per common share:
Basic	$(0.06)	$(0.43)	$(1.18)	$(2.80)
Diluted	(0.06)	(0.43)	(1.18)	(2.80)
(1)All of the outstanding Class B common stock and Special Warrants are included in both the basic and diluted weighted average common shares outstanding of the Company for the three and nine months ended September 30, 2026 and 2025.
(2)Outstanding equity service awards representing 11.7 million and 10.6 million shares of Class A common stock of the Company for the three months ended September 30, 2026 and 2025, respectively, and 12.3 million and 13.3 million shares of Class A common stock for the nine months ended September 30, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the Company's segment results:

Revenues

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Multiplatform Group	$562,439	$591,207	$1,591,569	$1,608,783
Digital Audio Group	388,714	341,691	1,079,936	942,834
Audio & Media Services Group	81,634	66,605	228,680	193,664
Inter-segment elimination	(2,984)	(2,493)	(8,943)	(7,517)
Total revenue	$1,029,803	$997,010	$2,891,242	$2,737,764

Reconciliation of Revenues to Segment Adjusted EBITDA

(In thousands)	Three Months Ended September 30, 2026
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$562,439	$388,714	$81,634
Direct operating expenses(1)	224,331	184,848	7,300
Selling, general and administrative expenses(2)	270,107	76,511	36,858
Segment Adjusted EBITDA	$68,001	$127,355	$37,476

(In thousands)	Three Months Ended September 30, 2025
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$591,207	$341,691	$66,605
Direct operating expenses(1)	236,361	153,385	7,443
Selling, general and administrative expenses(2)	235,694	58,000	36,577
Segment Adjusted EBITDA	$119,152	$130,306	$22,585

(In thousands)	Nine Months Ended September 30, 2026
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$1,591,569	$1,079,936	$228,680
Direct operating expenses(1)	628,279	538,228	21,560
Selling, general and administrative expenses(2)	789,716	204,362	108,534
Segment Adjusted EBITDA	$173,574	$337,346	$98,586

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2025
	Multiplatform Group	Digital Audio Group	Audio & Media Services Group
Revenue	$1,608,783	$942,834	$193,664
Direct operating expenses(1)	654,082	461,117	22,001
Selling, general and administrative expenses(2)	669,178	156,718	109,559
Segment Adjusted EBITDA	$285,523	$324,999	$62,104
(1)Includes content, programming, and production costs as well as employee compensation, talent fees, event costs, music license fees, and other expenses.
(2)Includes administrative employee compensation, sales commissions, ratings fees, trade and barter expense, and other expenses.
Reconciliation of Segment Adjusted EBITDA to Loss before income taxes

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA:
Multiplatform Group	$68,001	$119,152	$173,574	$285,523
Digital Audio Group	127,355	130,306	337,346	324,999
Audio & Media Services Group	37,476	22,585	98,586	62,104
Total Segment Adjusted EBITDA	$232,832	$272,043	$609,506	$672,626
Corporate expenses	(62,372)	(67,289)	(194,890)	(207,157)
Depreciation and amortization	(75,234)	(90,061)	(234,932)	(272,331)
Impairment charges	(18,555)	(208,501)	(18,555)	(213,908)
Other operating income (expense)	1,348	(1,161)	37	(2,906)
Restructuring expenses	(13,343)	(9,695)	(40,203)	(54,763)
Share-based compensation benefit (expense)	8,313	(11,613)	(10,984)	(27,902)
Interest expense, net	(97,452)	(101,779)	(289,407)	(303,059)
Loss on investments, net	(4,020)	(13,203)	(6,115)	(32,698)
Equity in earnings (loss) of nonconsolidated affiliates	(48)	13	(278)	12
Other expense, net	(880)	(124)	(1,476)	(543)
Loss before income taxes	$(29,411)	$(231,370)	$(187,297)	$(442,629)

Capital Expenditures

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Multiplatform Group	$9,857	$11,547	$30,296	$28,174
Digital Audio Group	6,190	4,748	15,746	15,010
Audio & Media Services Group	2,572	4,812	6,412	13,191
Corporate	5,485	2,159	12,492	6,618
Total capital expenditures	$24,104	$23,266	$64,946	$62,993

IHEARTMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Segment Assets

(In thousands)	September 30, 2026	September 30, 2025
Multiplatform Group	$3,595,641	$3,817,072
Digital Audio Group	689,229	615,099
Audio & Media Services Group	242,697	260,378
Corporate	319,000	397,365
Inter-segment elimination	(1,754)	(1,350)
Total segment assets	$4,844,813	$5,088,564

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
▪the Digital Audio Group, which includes our Digital businesses, including Podcasting; and
▪the Audio & Media Services Group, which includes Katz Media Group (“Katz Media”), our full-service media representation business, and RCS Worldwide ("RCS"), a provider of scheduling and broadcast software and services.
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

Management monitors revenue generated through our programmatic advertising offerings, including AudioGraph and related automated advertising technologies, to assess the performance of our advertising technology and marketing optimization initiatives. We continue to invest in our broadcast radio programmatic sales capabilities that enhance advertisers' ability to plan, buy, target, measure, and optimize campaigns across our platforms. These investments are designed to support Multiplatform revenue growth through increased automation of advertising transactions, improved audience insights, expanded attribution capabilities, and more effective monetization of our scaled audio audiences across radio, streaming, and podcasting platforms.

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

Our strategy has enabled us to extend our leadership in the growing podcasting sector, and iHeartMedia is the number one podcast publisher in America. Our reach extends across more than 500 platforms and thousands of different connected devices, and our digital business is comprised of podcasting, streaming, subscription, display advertisements, and other content that is disseminated over digital platforms.

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

Modernization Initiatives

In the second quarter of 2026, we announced a new cost reduction initiative that is expected to generate an additional $50 million in annualized savings, and we began realizing those savings in the third quarter of 2026. This is in addition to the previously announced $100 million of in-year 2026 savings, which is comprised of the $50 million of annualized savings announced in the fourth quarter of 2025, and the $50 million of annualized savings announced in the first quarter of 2026. In addition to these initiatives, we continue to explore opportunities for further efficiencies.

Strategic Marketing Initiatives

Beginning in the third quarter of 2025, we entered into non-cash strategic marketing initiatives designed to expand our digital audience and engagement and support the growth of our broadcast radio programmatic sales capabilities. We have reduced the amount of new strategic marketing initiatives in the third quarter of 2026 and expect to continue to reduce new initiatives through the remainder of 2026; however, non-cash trade and barter expense related to previously executed agreements will continue to be recognized in future periods as the related benefits are utilized.
Impairment Charges

We perform our annual impairment test on our goodwill and indefinite-lived Federal Communications Commission ("FCC") licenses as of July 1 of each year.

As a result of our annual impairment testing as of July 1, 2026, we recognized a non-cash impairment charge of $16.0 million on our FCC licenses, primarily reflecting declines in the estimated fair values in certain markets under the market approach, driven by recent radio station transactions at values below historical levels.

No goodwill impairment was recorded as a result of our July 1, 2026 annual impairment testing, as the estimated fair values of our reporting units exceeded the carrying values of the reporting units’ net assets, including goodwill. For a discussion of the key estimates and assumptions used in our impairment testing, see the "Critical Accounting Estimates" section below.

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

Executive Summary

Consolidated revenues for the third quarter of 2026 increased due to an increase in digital and podcast advertising revenue driven by a continued increase in demand for digital advertising, an increase in political revenues as 2026 is a midterm election year, and an increase in non-cash trade and barter revenue related to strategic marketing initiatives, partially offset by lower spending on broadcast advertising as a result of continued uncertain market conditions.

The key developments that impacted our business during the quarter are summarized below:
•Consolidated Revenue of $1,029.8 million increased $32.8 million, or 3.3%, during the quarter ended September 30, 2026 compared to Consolidated Revenue of $997.0 million in the prior year's third quarter.
•Multiplatform Group Revenue decreased $28.8 million, or 4.9%, and Segment Adjusted EBITDA decreased $51.2 million, or 42.9%, compared to the prior year's third quarter, respectively.
•Digital Audio Group Revenue increased $47.0 million, or 13.8%, and Segment Adjusted EBITDA decreased $3.0 million, or 2.3%, compared to the prior year's third quarter, respectively.
•Audio & Media Services Group Revenue increased $15.0 million, or 22.6%, and Segment Adjusted EBITDA increased $14.9 million, or 65.9%, compared to the prior year's third quarter, respectively.
•Operating income of $73.0 million improved $189.3 million from Operating loss of $116.3 million in the prior year’s third quarter. The improvement was primarily the result of the higher non-cash impairment charge on our FCC licenses recorded in the prior year's third quarter.
•Net loss of $8.2 million improved $57.6 million from a net loss of $65.8 million in the prior year's third quarter.
•Cash flows provided by operating activities of $13.7 million improved from cash flows used for operating activities of $9.5 million in the prior year's third quarter.
•Adjusted EBITDA(1) of $170.5 million decreased $34.3 million from $204.8 million in the prior year's third quarter.
•Free cash flow(2) of $(10.4) million improved from $(32.8) million in the prior year's third quarter.

The table below presents a summary of our historical results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		%
	2026	2025	Change
Revenue	$1,029,803	$997,010	3.3%
Operating income (loss)	72,989	(116,277)	(162.8)%
Net loss	(8,170)	(65,761)	(87.6)%
Cash provided by (used for) operating activities	13,716	(9,549)	(243.6)%

Adjusted EBITDA(1)	$170,460	$204,754	(16.7)%
Free cash flow(2)	(10,388)	(32,815)	(68.3)%
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

Results of Operations
The table below presents the comparison of our historical results of operations:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,029,803	$997,010	$2,891,242	$2,737,764
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	418,488	399,140	1,194,112	1,146,660
Selling, general and administrative expenses (excludes depreciation and amortization)	445,885	414,424	1,333,701	1,208,300
Depreciation and amortization	75,234	90,061	234,932	272,331
Impairment charges	18,555	208,501	18,555	213,908
Other operating (income) expense, net	(1,348)	1,161	(37)	2,906
Operating income (loss)	72,989	(116,277)	109,979	(106,341)
Interest expense, net	97,452	101,779	289,407	303,059
Loss on investments, net	(4,020)	(13,203)	(6,115)	(32,698)
Equity in earnings (loss) of nonconsolidated affiliates	(48)	13	(278)	12
Other expense, net	(880)	(124)	(1,476)	(543)
Loss before income taxes	(29,411)	(231,370)	(187,297)	(442,629)
Income tax benefit	21,241	165,609	973	11,997
Net loss	(8,170)	(65,761)	(186,324)	(430,632)
Less amount attributable to noncontrolling interest	634	503	92	336
Net loss attributable to the Company	$(8,804)	$(66,264)	$(186,416)	$(430,968)

The table below presents the comparison of our revenue streams:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2026	2025	Change	2026	2025	Change
Broadcast Radio	$407,792	$427,024	(4.5)%	$1,166,815	$1,163,549	0.3%
Networks	100,560	114,273	(12.0)%	301,494	321,549	(6.2)%
Sponsorship and Events	47,969	45,504	5.4%	106,489	110,610	(3.7)%
Other	6,118	4,406	38.9%	16,771	13,075	28.3%
Multiplatform Group	562,439	591,207	(4.9)%	1,591,569	1,608,783	(1.1)%
Digital, excluding Podcast	215,014	202,018	6.4%	596,975	552,829	8.0%
Podcast	173,700	139,673	24.4%	482,961	390,005	23.8%
Digital Audio Group	388,714	341,691	13.8%	1,079,936	942,834	14.5%
Audio & Media Services Group	81,634	66,605	22.6%	228,680	193,664	18.1%
Eliminations	(2,984)	(2,493)		(8,943)	(7,517)
Revenue, total	$1,029,803	$997,010	3.3%	$2,891,242	$2,737,764	5.6%

Consolidated results for the three and nine months ended September 30, 2026 compared to the consolidated results for the three and nine months ended September 30, 2025 were as follows:

Revenue

Consolidated revenue increased $32.8 million during the three months ended September 30, 2026 compared to the same period of 2025. Multiplatform Group revenue decreased $28.8 million, or 4.9%, primarily resulting from a decrease in our broadcast spot and networks revenue reflecting uncertainty on the part of advertisers regarding consumer spending, partially offset by an increase in non-cash trade and barter revenue related to strategic marketing initiatives, and an increase in political revenues as 2026 is a midterm election year. Digital Audio Group revenue increased $47.0 million, or 13.8%, driven primarily by continuing increases in demand for digital and podcast advertising, as well as increased non-cash trade and barter revenue resulting from strategic marketing initiatives. Audio & Media Services revenue increased $15.0 million, or 22.6%, primarily as a result of an increase in political advertising revenue, as well as strong demand for digital advertising.

Consolidated revenue increased $153.5 million during the nine months ended September 30, 2026 compared to the same period of 2025. Multiplatform Group revenue decreased $17.2 million, or 1.1%, primarily resulting from a decrease in our broadcast spot, networks, and sponsorship revenues reflecting uncertainty on the part of advertisers regarding consumer spending, largely offset by an increase in non-cash trade and barter revenue related to strategic marketing initiatives and political revenue, as 2026 is a midterm election year. Digital Audio Group revenue increased $137.1 million, or 14.5%, driven primarily by continuing increases in demand for digital and podcast advertising, as well as increased non-cash trade and barter revenue resulting from strategic marketing initiatives. Audio & Media Services revenue increased $35.0 million, or 18.1%, primarily as a result of an increase in political advertising revenue, as well as strong demand for digital advertising.

Direct Operating Expenses

Consolidated direct operating expenses increased $19.3 million, or 4.8%, and $47.5 million, or 4.1%, during the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025. The increases were primarily driven by higher variable content costs, including higher podcast profit share and third-party digital costs related to the increase in digital revenues, and higher event costs, partially offset by a decrease in employee compensation cost related to our modernization initiatives, as well as a decrease in variable content costs related to the decrease in broadcast revenues.

Selling, General and Administrative Expenses

Consolidated SG&A expenses increased $31.5 million, or 7.6% during the three months ended September 30, 2026, compared to the same period of 2025 primarily driven by a $48.9 million increase in non-cash trade and barter expense mostly related to previously executed strategic marketing agreements as the related benefits are utilized, partially offset by a decrease in share-based compensation expense, primarily related to cash-settled awards remeasured for changes in our stock price, and a decrease in bonus expense based on financial results.

Consolidated SG&A expenses increased $125.4 million, or 10.4% during the nine months ended September 30, 2026, compared to the same period of 2025 primarily driven by a $143.9 million increase in non-cash trade and barter expense mostly related to previously executed strategic marketing agreements as the related benefits are utilized, partially offset by a decrease in cash-settled share-based compensation expense driven by changes in our stock price, a decrease in bonus expense based on financial results, and lower sales commissions.

Depreciation and Amortization

Depreciation and amortization decreased $14.8 million and $37.4 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025. The decreases primarily resulted from a lower depreciable fixed asset base, as capital expenditures in recent periods have remained below depreciation expense, and lower amortization expense as certain definite-lived intangible assets became fully amortized.

Impairment Charges

During the three and nine months ended September 30, 2026, we recorded non-cash impairment charges of $18.6 million, primarily to reduce the carrying values of our indefinite-lived FCC licenses to their estimated fair values during the third quarter of 2026, as discussed above. No impairment related to our goodwill was recorded during the three and nine months ended September 30, 2026. See Note 4, Property, Plant and Equipment, Intangible Assets and Goodwill to our consolidated financial statements for additional information.

During the three and nine months ended September 30, 2025, we recorded non-cash impairment charges of $208.5 million and $213.9 million, respectively, primarily to reduce the carrying values of our indefinite-lived FCC licenses to their estimated fair values during the third quarter of 2025. No impairment related to our goodwill was recorded during the three and nine months ended September 30, 2025.

Interest Expense, Net

Interest expense decreased $4.3 million and $13.7 million, respectively, during the three and nine months ended September 30, 2026 compared to the same periods of 2025 primarily as a result of a decrease in interest rates associated with our floating-rate debt.

Loss On Investments, Net

During the three and nine months ended September 30, 2026, we recognized losses on investments, net of $4.0 million and $6.1 million, respectively, related to declines in the value of our investments.

During the three and nine months ended September 30, 2025, we recognized losses on investments, net of $13.2 million and $32.7 million, respectively, related to declines in the value of our investments.

Income Tax Benefit

Our effective tax rates for the three months ended September 30, 2026 and 2025 were 72.2% and 71.6%, respectively. Our effective tax rates for the nine months ended September 30, 2026 and 2025 were 0.5% and 2.7%, respectively. The effective tax rates for these periods were primarily impacted by changes in valuation allowances recorded against certain deferred assets, related primarily to disallowed interest expense carryforwards and net operating losses due to uncertainty regarding our ability to utilize those assets in future periods.

Net Loss Attributable to the Company

Net loss attributable to the Company improved $57.5 million to net loss of $8.8 million during the three months ended September 30, 2026 from a net loss of $66.3 million during the three months ended September 30, 2025, and improved $244.6 million to a net loss of $186.4 million during the nine months ended September 30, 2026 from a net loss of $431.0 million during the nine months ended September 30, 2025. The improvements were primarily due to the decrease in non-cash impairment charges.

Multiplatform Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$562,439	$591,207	(4.9)%	$1,591,569	$1,608,783	(1.1)%
Operating expenses(1)	494,438	472,055	4.7%	1,417,995	1,323,260	7.2%
Segment Adjusted EBITDA	$68,001	$119,152	(42.9)%	$173,574	$285,523	(39.2)%
Segment Adjusted EBITDA margin	12.1%	20.2%		10.9%	17.7%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three months
Revenue from our Multiplatform Group decreased $28.8 million compared to the prior year primarily resulting from a decrease in our broadcast spot and networks revenue reflecting uncertainty on the part of advertisers regarding consumer spending, partially offset by an increase in non-cash trade and barter revenue related to strategic marketing initiatives, and an increase in political revenues as 2026 is a midterm election year. Broadcast revenue decreased $19.2 million, or 4.5%, year-over-year, driven by lower spot revenue, partially offset by an increase in non-cash trade and barter revenue, and political revenues. Networks decreased $13.7 million, or 12.0%, year-over-year. Revenue from Sponsorship and Events increased $2.5 million, or 5.4%, year-over-year.

Operating expenses increased $22.4 million, driven primarily by higher non-cash trade and barter expenses resulting from strategic marketing initiatives, partially offset by a decrease in variable content costs related to the decrease in broadcast revenues, lower employee compensation costs related to our modernization initiatives, and a decrease in bonus expense based on financial results.

Nine months
Revenue from our Multiplatform Group decreased $17.2 million compared to the prior year primarily resulting from a decrease in broadcast spot, networks, and sponsorship advertising in connection with continued uncertain market conditions, largely offset by an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives and political revenues as 2026 is a midterm election year. Broadcast revenue increased $3.3 million, or 0.3%, year-over-year, driven by an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives and political revenue, partially offset by lower broadcast spot revenue. Networks decreased $20.1 million, or 6.2%, year-over-year. Revenue from Sponsorship and Events decreased $4.1 million, or 3.7%, year-over-year.
Operating expenses increased $94.7 million, driven primarily by higher non-cash trade and barter expenses resulting from strategic marketing initiatives, partially offset by a decrease in variable content costs related to the decrease in broadcast revenues, lower employee compensation cost related to our modernization initiatives, and a decrease in bonus expense based on financial results.

Digital Audio Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$388,714	$341,691	13.8%	$1,079,936	$942,834	14.5%
Operating expenses(1)	261,359	211,385	23.6%	742,590	617,835	20.2%
Segment Adjusted EBITDA	$127,355	$130,306	(2.3)%	$337,346	$324,999	3.8%
Segment Adjusted EBITDA margin	32.8%	38.1%		31.2%	34.5%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three months
Revenue from our Digital Audio Group increased $47.0 million compared to the prior year, driven by Podcast revenue which increased by $34.0 million, or 24.4% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers. Digital, excluding Podcast revenue, increased $13.0 million, or 6.4% year-over-year, primarily due to an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives, as well as an increase in demand for digital advertising.
Operating expenses increased $50.0 million, primarily driven by higher variable content costs, including podcast profit share and third-party digital costs related to the increase in revenues, and higher non-cash trade and barter expense resulting from strategic marketing initiatives.

Nine months
Revenue from our Digital Audio Group increased $137.1 million compared to the prior year, driven by Podcast revenue which increased by $93.0 million, or 23.8% year-over-year, primarily due to a continued increase in demand for podcasting from advertisers, and Digital, excluding Podcast revenue, which increased $44.1 million, or 8.0% year-over-year, primarily due to an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives, as well as an increase in demand for digital advertising.
Operating expenses increased $124.8 million, primarily driven by higher variable content costs, including podcast profit share and third-party digital costs related to the increase in revenues, and higher non-cash trade and barter expense resulting from strategic marketing initiatives, partially offset by a decrease in commission expense and bonus expense based on financial results.

Audio & Media Services Group Results

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$81,634	$66,605	22.6%	$228,680	$193,664	18.1%
Operating expenses(1)	44,158	44,020	0.3%	130,094	131,560	(1.1)%
Segment Adjusted EBITDA	$37,476	$22,585	65.9%	$98,586	$62,104	58.7%
Segment Adjusted EBITDA margin	45.9%	33.9%		43.1%	32.1%
(1)Operating expenses consist of Direct operating expenses and Selling, general and administrative expenses, excluding Restructuring expenses.

Three months
Revenue from our Audio & Media Services Group increased $15.0 million compared to the prior year period primarily due to an increase in political and digital revenues.

Operating expenses were in line with the prior year period.

Nine months
Revenue from our Audio & Media Services Group increased $35.0 million compared to the prior year period primarily due to an increase in political and digital revenues.

Operating expenses decreased $1.5 million primarily due to a decrease in programming costs related to lower negotiated rates and in employee compensation cost due to our modernization initiatives.

Reconciliation of Operating income (loss) to Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income (loss)	$72,989	$(116,277)	$109,979	$(106,341)
Depreciation and amortization	75,234	90,061	234,932	272,331
Impairment charges	18,555	208,501	18,555	213,908
Other operating (income) expense	(1,348)	1,161	(37)	2,906
Restructuring expenses	13,343	9,695	40,203	54,763
Share-based compensation (benefit) expense	(8,313)	11,613	10,984	27,902
Adjusted EBITDA(1)	$170,460	$204,754	$414,616	$465,469

Reconciliation of Net loss to EBITDA and Adjusted EBITDA

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,170)	$(65,761)	$(186,324)	$(430,632)
Income tax benefit	(21,241)	(165,609)	(973)	(11,997)
Interest expense, net	97,452	101,779	289,407	303,059
Depreciation and amortization	75,234	90,061	234,932	272,331
EBITDA	$143,275	$(39,530)	$337,042	$132,761
Loss on investments, net	4,020	13,203	6,115	32,698
Other expense, net	880	124	1,476	543
Equity in (earnings) loss of nonconsolidated affiliates	48	(13)	278	(12)
Impairment charges	18,555	208,501	18,555	213,908
Other operating (income) expense, net	(1,348)	1,161	(37)	2,906
Restructuring expenses	13,343	9,695	40,203	54,763
Share-based compensation (benefit) expense	(8,313)	11,613	10,984	27,902
Adjusted EBITDA(1)	$170,460	$204,754	$414,616	$465,469
(1)We define Adjusted EBITDA as consolidated Operating income (loss) adjusted to exclude restructuring expenses included within Direct operating expenses and SG&A expenses, and Share-based compensation (benefit) expense included within SG&A expenses, as well as the following line items presented in our Consolidated Statements of Comprehensive Loss: Depreciation and amortization, Impairment charges and Other operating (income) expense, net. Alternatively, Adjusted EBITDA is calculated as Net loss, adjusted to exclude Income tax benefit, Interest expense, net, Depreciation and amortization, Loss on investments, net, Other (income) expense, net, Equity in (earnings) loss of nonconsolidated affiliates, Impairment charges, Other operating (income) expense, net, Restructuring expenses and Share-based compensation (benefit) expense. Restructuring expenses primarily include expenses incurred in connection with cost-saving initiatives, as well as certain expenses, which, in the view of management, are outside the ordinary course of business or otherwise not representative of the Company's operations during a normal business cycle. We use Adjusted EBITDA, among other measures, to evaluate the Company’s operating performance. This measure is among the primary measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and Operating income (loss). We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry. Since Adjusted EBITDA is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Operating income (loss) or Net loss as an indicator of operating performance and may not be comparable to similarly titled measures employed by other companies. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. Because it excludes certain financial information compared with operating income and compared with consolidated Net loss, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash provided by (used for) operating activities	$13,716	$(9,549)	$(13,941)	$(63,672)
Purchases of property, plant and equipment	(24,104)	(23,266)	(64,946)	(62,993)
Free cash flow(1)	$(10,388)	$(32,815)	$(78,887)	$(126,665)
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

Share-Based Compensation Benefit (Expense)

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

Share-based compensation (benefit) expense is recorded in SG&A expenses and was ($8.3) million and $11.6 million for the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $27.9 million for the nine months ended September 30, 2026 and 2025, respectively. The benefit in the third quarter of 2026 primarily reflects the remeasurement of cash-settled awards due to the decline in our stock price.

As of September 30, 2026, there was $22.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately 2.1 years and assumes Performance RSUs will be fully earned at target. See Note 8, Stockholders' Deficit, for more information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the periods presented:

(In thousands)	Nine Months Ended September 30,
	2026	2025
Cash provided by (used for):
Operating activities	$(13,941)	$(63,672)
Investing activities	(68,144)	(57,876)
Financing activities	(48,957)	53,894
Free Cash Flow(1)	(78,887)	(126,665)
(1)For a definition of Free Cash Flow and a reconciliation to Cash provided by (used for) operating activities, the most closely comparable GAAP measure, please see “Reconciliation of Cash provided by (used for) operating activities to Free Cash Flow” in this MD&A.

Operating Activities
Cash used for operating activities was $13.9 million during the nine months ended September 30, 2026 compared to $63.7 million used for operating activities during the nine months ended September 30, 2025. The improvement was primarily driven by favorable working capital timing of accounts payable and reduced cash outflow from accrued expenses, partially offset by lower collections of receivables and an unfavorable swing in accrued interest. Accrued interest was paid in the fourth quarter of 2024 for the debt exchange transaction that would have been paid in the first quarter of 2025 under the old debt terms.

Investing Activities
Cash used for investing activities of $68.1 million during the nine months ended September 30, 2026 primarily reflects $64.9 million in cash used for capital expenditures. For capital expenditures, we spent $30.3 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $15.7 million in our Digital Audio Group segment primarily related to IT infrastructure, $6.4 million in our Audio & Media Services Group segment, primarily related to software, and $12.5 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $57.9 million during the nine months ended September 30, 2025 primarily reflects $63.0 million in cash used for capital expenditures. For capital expenditures, we spent $28.2 million in our Multiplatform Group segment primarily related to our IT infrastructure and real estate optimization initiatives, $15.0 million in our Digital Audio Group segment primarily related to IT infrastructure, $13.2 million in our Audio & Media Services Group segment primarily related to software, and $6.6 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities totaled $49.0 million during the nine months ended September 30, 2026 primarily due to the repayment of $51.2 million of outstanding debt, including repayments of the Term Loan Facility due 2026 for $5.1 million, the Incremental Term Loan Facility due 2026 for $1.5 million and the 6.375% Senior Notes due 2026 for $44.6 million, as well as quarterly amortization payments on the Term Loans due 2029, payments reducing our debt premium, and $6.2 million of debt issuance costs paid in connection with Amendment No. 2 to the ABL Credit Agreement. Cash used for financing activities was partially offset by the $75.0 million borrowed under the $450.0 million ABL Facility (as defined below).

Cash provided by financing activities totaled $53.9 million during the nine months ended September 30, 2025 primarily related to the $100.0 million borrowed under the $450.0 million ABL Facility, partially offset by the quarterly amortization payments on the Term Loans due 2029 and payments reducing our debt premium recorded in connection with the debt exchange transaction completed in the fourth quarter of 2024.

Sources of Liquidity and Anticipated Cash Requirements

Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $139.7 million as of September 30, 2026, and cash flows from operations. During the year ended December 31, 2025, iHeartCommunications, Inc. (“iHeartCommunications”), our indirect wholly-owned subsidiary, borrowed $100 million under the $450.0 million senior secured asset-based revolving credit facility entered into on May 17, 2022 (the "ABL Facility"), of which $50.0 million was repaid during the fourth quarter of 2025. Additionally, during the second quarter of 2026, iHeartCommunications borrowed $75.0 million under the ABL Facility. These borrowings were executed as a short-term liquidity management strategy to provide financial flexibility in response to recent market uncertainty. The funds remain available to support working capital requirements and general corporate purposes. As of September 30, 2026, the ABL Facility had a borrowing base of $426.2 million, and $25.1 million of outstanding letters of credit, resulting in $276.1 million available for borrowing following the $125.0 million of outstanding borrowings. Our total available liquidity1 as of September 30, 2026 was $415.8 million.

On August 7, 2026, iHeartCommunications entered into Amendment No. 2 to the ABL Credit Agreement ("Amendment No. 2"). Amendment No. 2, among other things, extended the maturity date of the ABL Facility from May 17, 2027 to January 30, 2029. The aggregate size of the lender commitments under the ABL Facility remains at $450.0 million. Amendment No. 2 also reduced the advance rate on eligible trade receivables and eligible credit card receivables from 90% to 85%, and amended certain springing covenant triggers and thresholds.

In connection with Amendment No. 2, we incurred approximately $6.2 million in transaction costs, which were deferred and are being amortized on a straight-line basis over the remaining term of the facility. We also recognized a loss on extinguishment of debt of approximately $0.4 million related to the write-off of unamortized debt issuance costs associated with lenders that exited the facility.

We regularly evaluate the impact of economic conditions on our business. A challenging macroeconomic environment has led to market uncertainty which has continued to negatively impact advertising demand, particularly for broadcast advertising in our Multiplatform Group. For the nine months ended September 30, 2026, our consolidated revenues increased compared to the nine months ended September 30, 2025 primarily due to an increase in non-cash trade and barter revenue resulting from strategic marketing initiatives, revenue growth in our Digital Audio Group and an increase in political revenue, partially offset by lower broadcast spot revenue in our Multiplatform Group, among other factors discussed in the Results of Operations section of this MD&A. Although we cannot predict future economic conditions or the impact of any potential contraction of economic growth on our business, we believe that we have sufficient liquidity to continue to fund our operations for at least the next twelve months.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, employment and talent contracts, and music license fees. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity for the next twelve months will be to fund fluctuations in working capital, make interest and tax payments, fund capital expenditures, make voluntary debt repayments and pursue other strategic opportunities, and maintain operations.

Assuming the current level of borrowings and interest rates in effect at September 30, 2026, we anticipate cash payments to service our debt of approximately $99.8 million in the remainder of 2026. These debt service cash payments include interest, quarterly term loan amortization payments and payments related to the debt premium. Future increases in interest rates could have a significant impact on our cash interest payments.

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

Summary Debt Capital Structure

As of September 30, 2026 and December 31, 2025, we had the following debt outstanding, net of cash and cash equivalents:

(In thousands)	September 30, 2026	December 31, 2025
Asset-based Revolving Credit Facility due 2027(1)	$—	$50,000
Asset-based Revolving Credit Facility due 2029(1)	125,000	—
Term Loan Facility due 2026(2)	—	5,095
Incremental Term Loan Facility due 2026(2)	—	1,500
Term Loan Facility due 2029(3)	2,108,174	2,124,267
6.375% Senior Notes due 2026(2)	—	44,644
5.25% Senior Notes due 2027	6,983	6,983
8.375% Senior Unsecured Notes due 2027	72,388	72,388
4.75% Senior Secured Notes due 2028	276,868	276,868
9.125% First Lien Notes due 2029	717,588	717,588
7.75% First Lien Notes due 2030	661,285	661,285
7.00% First Lien Notes due 2031	178,443	178,443
10.875% Second Lien Notes due 2030	675,165	675,165
Other subsidiary debt	3,763	3,934
Long-term debt fees	(5,840)	(7,220)
Debt Premium(4)	204,524	242,151
Total Debt	$5,024,341	$5,053,091
Less: Debt Premium	204,524	242,151
Less: Cash and cash equivalents	139,703	270,921
Net Debt(5)	$4,680,114	$4,540,019
(1)On August 7, 2026, the ABL Credit Agreement was amended pursuant to Amendment No. 2 to, among other things, extend the maturity from May 17, 2027 to January 30, 2029. For more information about the ABL Facility, refer to Note 5, Long-Term Debt.
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

Our ABL Facility contains a springing minimum fixed charge coverage ratio that is effective if certain triggering events related to borrowing capacity under the ABL Facility occur. As of September 30, 2026, no triggering event had occurred and, as a result, we were not required to comply with any fixed charge coverage ratio as of or for the period ended September 30, 2026. In certain circumstances, our other debt agreements may require us to maintain specified financial ratios. For example, certain of our debt agreements include maximum total net leverage ratio covenants. Specifically, (a) 30 days prior to the maturity date of iHeartCommunications’ 8.375% senior notes due May 2027, to the extent the aggregate outstanding principal amount exceeds $50 million on such date, the Company must have a maximum total net leverage ratio of 6.35x and (b) 30 days prior to the maturity date of iHeartCommunications' 4.75% senior secured notes due January 2028, to the extent the aggregate outstanding principal amount exceeds $50 million on such date, the Company must have a maximum total net leverage ratio of 6.55x. As of September 30, 2026, we were in compliance with all covenants related to our debt agreements. For additional information regarding our debt and related covenants, refer to Note 5, Long-Term Debt.

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

Supplemental Financial Information under Debt Agreements

Pursuant to iHeartCommunications' material debt agreements, iHeartMedia Capital I, LLC ("Capital I"), the parent guarantor and a subsidiary of iHeartMedia, is permitted to satisfy its reporting obligations under such agreements by furnishing iHeartMedia’s consolidated financial information and an explanation of the material differences between iHeartMedia’s consolidated financial information, on the one hand, and the financial information of Capital I and its consolidated restricted subsidiaries, on the other hand. Because neither iHeartMedia nor iHeartMedia Capital II, LLC, a wholly-owned direct subsidiary of iHeartMedia and the parent of Capital I, have any operations or material assets or liabilities, there are no material differences between iHeartMedia’s consolidated financial information for the three and nine months ended September 30, 2026, and Capital I’s and its consolidated restricted subsidiaries’ financial information for the same period. Further, as of September 30, 2026, we were in compliance with all covenants related to our debt agreements.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Additionally, certain assumptions used within management's estimates are impacted by changes in interest rates, including the discount rates used in our annual impairment tests of goodwill and FCC licenses (see "Critical Accounting Estimates" below). Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2026, approximately 46% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the level of borrowings as of September 30, 2026 and assuming a 100 bps change in floating interest rates, it is estimated that our interest expense for the nine months ended September 30, 2026 would have changed by $16.9 million.

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

Inflation

Inflation is a factor in our business, and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employee compensation, equipment and third party services. Although we are unable to determine the exact impact of inflation, we do not believe that inflation has had a material impact on our results of operations for the periods presented.

Critical Accounting Estimates

Except as described below with respect to our annual impairment testing of goodwill and FCC licenses performed as of July 1, 2026, there have been no significant changes to our critical accounting policies and estimates disclosed in “Critical Accounting Estimates” of Item 7, Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our key assumptions using the direct valuation method are market revenue growth rates, profit margin, and the risk-adjusted discount rate as well as other assumptions including, but not limited to, market share, duration and profile of the build-up period, estimated start-up costs, and capital expenditures. This data is populated using industry normalized information representing an average asset within a market.

We performed our annual impairment test as of July 1, 2026 in accordance with ASC 350-30-35 and we concluded that a $16.0 million impairment of the indefinite-lived intangible assets was required. This is a nonrecurring fair value measurement categorized within Level 3 of the fair value hierarchy, because it relies on significant unobservable inputs. In determining the fair value of our FCC licenses, the following key assumptions were used:

•Revenue forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market;
•1.0% over-the-air revenue growth and 3.0% digital revenue growth was assumed beyond the initial five-year period and 1.5% revenue growth was assumed in the terminal period;
•Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;
•Operating margins of 8.0% in the first year gradually climb to the industry average margin in year 3 of up to 14.2%, depending on market size; and

•Assumed discount rates of 9.5% for large markets and 10.0% for small markets.

FCC licenses valued using a market approach estimate the fair value by referencing recent transactions involving comparable spectrum assets. This method considers observable market data, adjusted for differences in signal strength and market size.

As of July 1, 2026, the FCC licenses in 123 of our markets, representing approximately 28% of the aggregate estimated fair value of our FCC licenses, were valued using the market approach. The estimated fair values derived using the market approach declined compared to the prior year, reflecting recent radio station transactions at prices generally below historical levels, which was the primary driver of the impairment recognized.

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

Impact on the Fair Value of our FCC Licenses due to 100 bps Change in:
Revenue Growth Rate	Profit Margin	Discount Rate
(in thousands)
$85,856	$96,441	$107,640

At September 30, 2026, the carrying value of our FCC licenses was $586.3 million after the impairment of $16.0 million. An increase in discount rates, a decrease in revenue growth rates or profit margins, or a decrease in BIA revenue forecasts could result in additional impairment to our FCC licenses.

Goodwill

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded. Based on the impairment testing performed as of July 1, 2026, no impairment was identified for any of our reporting units. The fair values of our Digital Audio and Katz Media reporting units increased, primarily driven by higher forecasted cash flows, the fair value of our RCS reporting unit was unchanged, and the fair value of our Multiplatform reporting unit decreased, primarily due to lower forecasted cash flows. However, the Multiplatform reporting unit entered the 2026 testing period with significant cushion from the prior year's assessment, and its carrying value also declined, primarily because depreciation and amortization exceed capital expenditures and because of the impairment of our FCC licenses. As a result, the estimated fair value of our Multiplatform reporting unit continued to exceed its carrying value, and no impairment was required. The fair value of our Multiplatform reporting unit exceeded its carrying value by less than 20%.

The valuation methodology we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present values using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present values.

Our key assumptions in determining the fair value of our reporting units are forecasted revenue growth rates, profit margins and risk-adjusted discount rates, as well as other assumptions.

We performed our annual impairment test as of July 1, 2026 in accordance with ASC 350-20-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we considered industry and market factors including trading multiples of similar businesses and the trading prices of our debt and equity securities. For purposes of assessing the discounted future cash flows of our reporting units, we used the following assumptions:

•Expected cash flows underlying our business plans for the periods 2026 through 2030. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units, and reflect the current advertising outlook across our businesses.

•Revenues beyond 2030 are projected to grow at a perpetual growth rate, which we estimated at 1.0% for our Multiplatform Reporting unit, 3.0% for our Digital Audio Reporting unit (beyond 2035), 2.0% for our Katz Media Reporting unit (beyond 2035), and 1.0% for our RCS Reporting unit (beyond 2035).
•Profit margins beyond 2030 utilize the 2030 margin implied in the multi-year forecasts.
•In order to risk adjust the cash flow projections in determining fair value, we utilized discount rates between 10% and 15% for each of our reporting units.

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

(In thousands)	Impact on the Fair Value of our Goodwill due to 100bps Change in:
Reporting Unit	Revenue Growth Rate	Profit Margin	Discount Rate
Multiplatform	$218,382	$154,215	$166,706
Digital	252,724	144,500	216,212
Katz Media	50,717	18,521	41,187
RCS	19,485	7,131	12,285

An increase in discount rates or a decrease in revenue growth rates or profit margins could result in additional impairment charges being required to be recorded for one or more of our reporting units.

Subsequent to our annual impairment test as of July 1, 2026, the trading prices of our Class A common stock and debt securities declined significantly. We considered these developments and concluded it was not more likely than not that the fair value of any of our reporting units or our FCC licenses was below its carrying value as of September 30, 2026. Continued declines in the trading prices of our securities, deterioration in our actual or forecast operating results, or other adverse changes in market conditions may result in material impairment charges in future periods.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, financial position and results of operations, macroeconomic trends, including inflation, interest rates and potential recessionary indicators, geopolitical events, our expected costs, savings and timing of our modernization initiatives and other capital and operating expense reduction initiatives, strategic marketing initiatives, debt repurchases, our business plans, strategies and initiatives, potential acquisitions and dispositions, our expectations about certain markets and businesses, our expectations regarding the seasonality of our business, expected cash interest payments, and future impairment charges, including the assumptions underlying our impairment testing of goodwill and FCC licenses. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of shares of our Class A common stock made during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	3,359	$4.35	—	$—
August 1 through August 31	24,172	3.46	—	—
September 1 through September 30	978	2.70	—	—
Total	28,509	$3.54	—	$—
(1)The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2026 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted stock, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1
Amendment No. 2 to ABL Credit Agreement, dated as of August 7, 2026, among iHeartMedia Capital I, LLC, iHeartCommunications, Inc., the other Loan Parties party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Form 10-Q filed on August 10, 2026).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTMEDIA, INC.

Date:	November 9, 2026	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)